Form 10-K
period 2012-12-31
Western Gas Equity Partners, LP
filed 2013-03-28
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35753

WESTERN GAS EQUITY PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	46-0967367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Robbins Drive	77380
The Woodlands, Texas	(Zip Code)
(Address of principal executive offices)

(832) 636-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of June 29, 2012, the last day of the registrant’s most recently completed second quarter, the registrant’s common units were not publicly traded. The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was approximately $630.4 million on March 20, 2013, based on the closing price as reported on the New York Stock Exchange.

At March 25, 2013, there were 218,895,515 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

DEFINITIONS

As generally used within the energy industry and in this Form 10-K, the identified terms have the following meanings:

Backhaul: Pipeline transportation service in which the nominated gas flow from delivery point to receipt point is in the opposite direction as the pipeline’s physical gas flow.

Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.

Bbls/d: Barrels per day.

Bcf: One billion cubic feet.

Bcf/d: One billion cubic feet per day.

Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Condensate: A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.

Cryogenic: The fractionation process in which liquefied gases, such as liquid nitrogen or liquid helium, are used to bring volumes to very low temperatures (below approximately –238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.

Delivery point: The point where gas or natural gas liquids are delivered by a processor or transporter to a producer, shipper or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.

Drip condensate: Heavier hydrocarbon liquids that fall out of the natural gas stream and are recovered in the gathering system without processing.

Dry gas: A gas primarily composed of methane and ethane where heavy hydrocarbons and water either do not exist or have been removed through processing.

End-use markets: The ultimate users/consumers of transported energy products.

Frac: The process of hydraulic fracturing, or the injection of fluids into the wellbore to create fractures in rock formations, stimulating the production of oil or gas.

Fractionation: The process of applying various levels of higher pressure and lower temperature to separate a stream of natural gas liquids into ethane, propane, normal butane, isobutane and natural gasoline.

Forward-haul: Pipeline transportation service in which the nominated gas flow from receipt point to delivery point is in the same direction as the pipeline’s physical gas flow.

Hinshaw pipeline: A pipeline that has received exemptions from regulations pursuant to the Natural Gas Act. These pipelines transport interstate natural gas not subject to regulations under the Natural Gas Act.

Imbalance: Imbalances result from (i) differences between gas volumes nominated by customers and gas volumes received from those customers and (ii) differences between gas volumes received from customers and gas volumes delivered to those customers.

Long ton: A British unit of weight equivalent to 2,240 pounds.

LTD: Long tons per day.

MBbls/d: One thousand barrels per day.

MMBtu: One million British thermal units.

MMBtu/d: One million British thermal units per day.

MMcf: One million cubic feet.

MMcf/d: One million cubic feet per day.

Natural gas liquid(s) or NGL(s): The combination of ethane, propane, normal butane, isobutane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

Play: A group of gas or oil fields that contain known or potential commercial amounts of petroleum and/or natural gas.

Receipt point: The point where volumes are received by or into a gathering system, processing facility or transportation pipeline.

Re-frac: The repeated process of hydraulic fracturing.

Residue: The natural gas remaining after being processed or treated.

Sour gas: Natural gas containing more than four parts per million of hydrogen sulfide.

Tailgate: The point at which processed natural gas and/or natural gas liquids leave a processing facility for end-use markets.

Wellhead: The point at which the hydrocarbons and water exit the ground.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

Western Gas Equity Partners, LP. Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “our,” “us” or like terms, refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC (“WES GP”), and WES, as the context requires. Our common units are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “WGP.” Western Gas Equity Holdings, LLC (“WGP GP”) is our general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation.

We were formed in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware master limited partnership, and closed our initial public offering (“IPO”) in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 2.0% general partner interest through our 100% ownership of WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES; and (iii) a significant limited partner interest in WES. As of December 31, 2012, 49,296,205 WES common units, representing a 46.2% limited partner interest, were held by WGP and Affiliates (as defined below under Western Gas Partners, LP). Through our ownership of WES GP, we indirectly held 2,135,930 general partner units, representing a 2.0% general partner interest in WES, and 100% of the WES IDRs.

Western Gas Partners, LP. WES is a publicly traded master limited partnership engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.” “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and Affiliates. “PGT” refers to Pinnacle Gas Treating LLC, “MIGC” refers to MIGC LLC, “Chipeta” refers to Chipeta Processing LLC and “additional Chipeta interest” refers to the August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Available information. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.

We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing with the SEC, on our Internet site located at www.westerngas.com. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s Internet website at www.sec.gov.

Our Corporate Governance Guidelines, Code of Ethics for our Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters of the audit committee and the special committee of our general partner’s board of directors are also available on our Internet website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s corporate secretary at our principal executive office. Our principal executive offices are located at 1201 Lake Robbins Drive, The Woodlands, TX 77380-1046. Our telephone number is 832-636-6000.

ASSETS AND AREAS OF OPERATION

As of December 31, 2012, WES’s assets included thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline that is regulated by Federal Energy Regulatory Commission (“FERC”), one intrastate natural gas pipeline and interests in two natural gas gathering systems and a crude oil pipeline. WES’s assets are located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The following table provides information regarding WES’s assets by geographic region, other than natural gas processing facilities currently under construction in South Texas and Northeast Colorado, as of and for the year ended December 31, 2012:

Area	Asset Type	Miles of Pipeline	Approximate Number of Receipt Points	Gas Compression (Horsepower)	Processing or Treating Capacity (MMcf/d)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (1)
Rocky Mountains	Gathering, Processing and Treating	7,019	5,054	392,532	2,780	2,215
	Transportation	966	30	26,828	—	73
Mid-Continent	Gathering	2,012	1,504	92,097	—	80
East Texas	Gathering and Treating	593	851	37,910	502	242
West Texas	Gathering	120	90	—	—	50

Total		10,710	7,529	549,367	3,282	2,660

(1)

Throughput includes 100% of Chipeta volumes, 50% of Newcastle volumes, 22% of Rendezvous volumes and 14.81% of Fort Union volumes. Throughput excludes 25 MBbls/d of average NGL pipeline volumes and excludes 6 MBbls/d of average oil pipeline volumes representing WES’s 10% share of average White Cliffs volumes. See Properties below for further descriptions of these systems.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the U.S. See Item 8 of this Form 10-K for disclosure of revenues, profits and total assets.

ACQUISITIONS

Acquisitions. The following table presents the funding sources for WES’s 2012 acquisitions of Mountain Gas Resources LLC (“MGR”) and the additional Chipeta interest. In addition, please refer to Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086

(1)

The assets acquired from Anadarko consist of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming and includes the Patrick Draw processing plant with a capacity of 125 MMcf/d, the Red Desert processing plant with a capacity of 48 MMcf/d, 1,295 miles of gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.” In connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

(2)

WES acquired Anadarko’s then remaining 24% membership interest in Chipeta in August 2012 (as described in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), and began receiving distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected within noncontrolling interests in our consolidated financial statements for all periods presented.

Presentation of WES assets. References to the “WES assets” as of December 31, 2012, refer to the assets indirectly owned by WGP through its partnership interests in WES. Because Anadarko controls WES through its ownership and control of WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, as a result of common control asset acquisitions, WES, and WGP, by virtue of its consolidation of WES, may be required to recast their financial statements to include the activities of such assets as of the date of common control.

EQUITY OFFERINGS

WGP initial public offering. On December 12, 2012, we closed our IPO of 17,181,000 common units at a price of $22.00 per common unit. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,577,150 common units, resulting in an aggregate offering of 19,758,150 common units. Pursuant to a unit purchase agreement among us, WES and WES GP, we used $409.4 million of the net proceeds from the IPO to purchase 8,722,966 WES common units, and made a corresponding capital contribution to WES on behalf of WES GP to allow WES GP to maintain its 2.0% general partner interest in WES, in exchange for 178,019 WES GP units, in each case at a price of $46.00 per unit.

WES equity offerings

Public equity offerings. In June 2012, WES completed a public offering of 5,000,000 common units representing limited partner interests in WES, and issued 102,041 general partner units to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. The price per unit was $43.88, generating proceeds to WES of $216.4 million (net of $7.4 million for the underwriting discount and other offering expenses), including WES GP’s proportionate capital contribution. The net proceeds were used for general partnership purposes, including the funding of capital expenditures.

In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. As of December 31, 2012, WES had not issued any common units under this registration statement.

Other equity offerings. In March 2013, as partial consideration for WES’s acquisition of assets from Anadarko, 449,129 WES common units were issued to Anadarko at an implied price of $54.55 per common unit. Please refer to Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

STRATEGY

Our primary business objective is to increase cash distributions per unit over time, which can only be achieved if WES meets its primary business objective of increasing its cash distributions per unit over time. To accomplish this objective, WES intends to execute the following strategy:

•	Pursuing accretive acquisitions. WES expects to continue to pursue accretive acquisitions of midstream energy assets from Anadarko and third parties.

•

Capitalizing on organic growth opportunities. WES expects to grow certain of its systems organically over time by meeting Anadarko’s and its other customers’ midstream service needs that result from their drilling activity in its areas of operation. WES continually evaluates economically attractive organic expansion opportunities in existing or new areas of operation that allow it to leverage its existing infrastructure, operating expertise and customer relationships by constructing and expanding systems to meet new or increased demand of its services.

•

Attracting third-party volumes to WES’s systems. WES expects to continue to actively market midstream services to, and pursue strategic relationships with, third-party producers and customers with the intention of attracting additional volumes and/or expansion opportunities.

•

Managing commodity price exposure. WES intends to continue limiting its direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to commodity price uncertainty through the use of fee-based contracts and with fixed-price hedges.

•

Maintaining investment grade ratings. WES intends to operate at appropriate leverage and distribution coverage levels in line with other partnerships in its sector that have received investment grade credit ratings. By maintaining an investment grade credit rating with at least two of the three credit rating agencies, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that WES will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance their accretion and overall return.

COMPETITIVE STRENGTHS

We believe that WES is well positioned to successfully execute its strategy and achieve its primary business objective because of the following competitive strengths:

•

Affiliation with Anadarko. We believe Anadarko is motivated to promote and support the successful execution of WES’s business plan and to use its relationships throughout the energy industry, including those with producers and customers in the United States, to help pursue projects that help to enhance the value of WES’s business. See WES’s Relationship with Anadarko Petroleum Corporation below.

•

Relatively stable and predictable cash flows. WES’s cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the approximately two-thirds of its services that are provided pursuant to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit its exposure to commodity price changes with respect to its percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2012, approximately 97% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements.

•

Financial flexibility to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, and access to debt and equity capital markets provide it with the financial flexibility to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. WES currently has investment grade ratings from two of the three major rating agencies and, as of December 31, 2012, did not have outstanding borrowings under the $800.0 million revolving credit facility (“WES RCF”), and had $6.7 million in outstanding letters of credit issued under the WES RCF.

•

Substantial presence in liquids-rich basins. WES’s asset portfolio includes gathering and processing systems, such as its Wattenberg, Platte Valley, Chipeta and Granger assets, which are in areas where the hydrocarbon production, in addition to natural gas, contains oil and condensate, as well as a significant amount of NGLs, for which pricing has historically been correlated to crude oil as opposed to natural gas. See —Properties below for further descriptions of these assets. Due to the relatively high current price of crude oil as compared to natural gas, production in these areas offers WES’s customers higher margins and superior economics compared to basins in which the gas is predominantly dry. This pricing environment offers expansion opportunities for certain of WES’s systems as producers attempt to increase their wet gas and crude oil production.

•

Well-positioned, well-maintained and efficient assets. We believe that WES’s asset portfolio across geographically diverse areas of operation provides it with opportunities to expand and attract additional volumes to its systems from multiple productive reservoirs. Moreover, WES’s portfolio includes an integrated package of high-quality, well-maintained assets for which it has implemented modern processing, treating, measuring and operating technologies.

•

Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed seven related-party acquisitions and two third-party acquisitions, for a total value of approximately $2.2 billion. WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

We believe that WES will effectively leverage its competitive strengths to successfully implement its strategy; however, WES’s business involves numerous risks and uncertainties that may prevent it from achieving its primary business objective. For a more complete description of the risks associated with our and WES’s business, please read Item 1A of this Form 10-K.

RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

WES’s operations and activities are managed by its general partner, WES GP, which is our wholly owned subsidiary. Anadarko, which owns our general partner, WGP GP, and a 91.0% limited partner interest in us, is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs. We believe that one of WES’s principal strengths is its relationship with Anadarko, and that Anadarko, through its direct economic interest in us and significant indirect economic interest in WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of our and WES’s business.

As of December 31, 2012, Anadarko held 199,137,365 of our common units, representing a 91.0% limited partner interest in us. In addition, as of December 31, 2012, 49,296,205 WES common units, representing a 46.2% limited partner interest in WES, were held by WGP and Affiliates. Through our ownership of WES GP, we indirectly held 2,135,930 general partner units, representing a 2.0% general partner interest in WES, and 100% of the WES IDRs.

In connection with our IPO in December 2012, we entered into an omnibus agreement with our general partner and Anadarko that governs: (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the omnibus agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship with them regarding certain reimbursement and indemnification matters.

Approximately 76% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko. Approximately 59% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko. In addition, with respect to the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has dedicated to WES pursuant to the terms of its applicable gathering agreements all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems. In executing WES’s growth strategy, which includes acquiring and constructing additional midstream assets, it will utilize the significant experience of Anadarko’s management team.

Although we believe WES’s relationship with Anadarko provides it with a significant advantage in the midstream natural gas sector, it is also a source of potential conflicts. For example, neither we nor Anadarko is restricted from competing with WES. Given Anadarko’s significant indirect economic interest in WES and in us, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to WES over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to acquire, construct or participate in the ownership of those assets. Anadarko is under no contractual obligation to offer any such opportunities to WES, nor is WES obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to WES or if WES will elect, or will have the ability, to pursue any such opportunities. Please see Item 1A and Item 13 of this Form 10-K for more information.

INDUSTRY OVERVIEW

The midstream natural gas industry is the link between the exploration for and production of natural gas and the delivery of its hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the natural gas value chain by gathering raw natural gas from producers at the wellhead, separating the hydrocarbons into dry gas (primarily methane) and NGLs, and then routing the separated dry gas and NGL streams for delivery to end-use markets or to the next intermediate stage of the value chain.

The following diagram illustrates the groups of assets found along the natural gas value chain:

Service Types

The services provided by WES and other midstream natural gas companies are generally classified into the categories described below. As indicated below, WES does not currently provide all of these services, although it may do so in the future.

•

Gathering. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing. A large gathering system may involve thousands of miles of gathering lines connected to thousands of wells. Gathering systems are typically designed to be highly flexible to allow gathering of natural gas at different pressures and scalable to allow gathering of additional production without significant incremental capital expenditures. In connection with WES’s gathering services, it sometimes retains, stabilizes and sells drip condensate, which falls out of the natural gas stream during gathering.

•

Compression. Natural gas compression is a mechanical process in which a volume of natural gas at a given pressure is compressed to a desired higher pressure, which allows the natural gas to be gathered more efficiently and delivered into a higher pressure system, processing plant or pipeline. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver natural gas into a higher pressure system. Since wells produce at progressively lower field pressures as they deplete, field compression is needed to maintain throughput across the gathering system.

•

Treating and dehydration. To the extent that gathered natural gas contains contaminants, such as water vapor, carbon dioxide and/or hydrogen sulfide, such natural gas is dehydrated to remove the saturated water and treated to separate the carbon dioxide and hydrogen sulfide from the gas stream.

•

Processing. Processing removes the heavier and more valuable hydrocarbon components, which are extracted as NGLs. The residue remaining after extraction of NGLs meets the quality standards for long-haul pipeline transportation or commercial use.

•

Fractionation. Fractionation is the separation of the mixture of extracted NGLs into individual components for end-use sale. It is accomplished by controlling the temperature and pressure of the stream of mixed NGLs in order to take advantage of the different boiling points of separate products.

•

Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas and NGL components are stored, transported and marketed to end-use markets. Each pipeline system typically has storage capacity located both throughout the pipeline network and at major market centers to help temper seasonal demand and daily supply-demand shifts. WES does not currently offer storage services or conduct marketing activities.

Typical Contractual Arrangements

Midstream natural gas services, other than transportation, are usually provided under contractual arrangements that vary in the amount of commodity price risk they carry. Three typical contract types are described below:

•

Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of natural gas gathered, treated and/or processed at its facilities. As a result, the price per unit received by the service provider does not vary with commodity price changes, minimizing the service provider’s direct commodity price risk exposure.

•

Percent-of-proceeds, percent-of-value or percent-of-liquids. Percent-of-proceeds, percent-of-value or percent-of-liquids arrangements may be used for gathering and processing services. Under these arrangements, the service provider typically remits to the producers either a percentage of the proceeds from the sale of residue and/or NGLs or a percentage of the actual residue and/or NGLs at the tailgate. These types of arrangements expose the processor to commodity price risk, as the revenues from the contracts directly correlate with the fluctuating price of natural gas and/or NGLs.

•

Keep-whole. Keep-whole arrangements may be used for processing services. Under these arrangements, the service provider keeps 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, the processor compensates the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized. These arrangements have the highest commodity price exposure for the processor because the costs are dependent on the price of natural gas and the revenues are based on the price of NGLs.

There are two forms of contracts utilized in the transportation of natural gas, NGLs and crude oil, as described below:

•

Firm. Firm transportation service requires the reservation of pipeline capacity by a customer between certain receipt and delivery points. Firm customers generally pay a demand or capacity reservation fee based on the amount of capacity being reserved, regardless of whether the capacity is used, plus a usage fee based on the amount of natural gas transported.

•

Interruptible. Interruptible transportation service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay only for the volume of gas actually transported. The obligation to provide this service is limited to available capacity not otherwise used by firm customers, and, as such, customers receiving services under interruptible contracts are not assured capacity on the pipeline.

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information regarding WES’s contracts.

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation, and the following map depicts WES’s significant midstream assets as of December 31, 2012:

Rocky Mountains—Northeast Wyoming

Bison treating facility. The Bison treating facility consists of 3 amine treaters with a combined treating capacity of 450 MMcf/d located in northeastern Wyoming. The assets also include three compressors with a combined compression of 5,230 horsepower and five generators with combined power output of 6.5 megawatts. WES operates and has a 100% working interest in the Bison assets, which provide carbon dioxide treating services for the coal-bed methane gas being gathered in the Powder River Basin to meet downstream pipeline specifications. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.

Customers. Anadarko provided approximately 73% of the throughput at the Bison treating facility for the year ended December 31, 2012. The remaining throughput was from one third-party producer.

Supply and delivery points. The Bison treating facility treats and compresses gas from the coal-bed methane wells in the Powder River Basin. The Bison pipeline, operated by TransCanada, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility also has access to the Ft. Union and Thunder Creek pipelines.

Fort Union gathering system and treating facility. The Fort Union system is a gathering system operating within the Powder River Basin of Wyoming, starting in west central Campbell County and terminating at the Medicine Bow treating plant. The Fort Union gathering system consists of three parallel 106-mile, 24-inch pipelines and includes carbon dioxide treating facilities at the Medicine Bow plant. The system’s gas treating capacity will vary depending upon the carbon dioxide content of the inlet gas. At current carbon dioxide levels, the system is capable of treating and blending over 1 Bcf/d while satisfying the carbon dioxide specifications of downstream pipelines.

Customers. Anadarko is the field and construction operator of the Fort Union gathering system in which WES has a 14.81% interest. Anadarko and the other members of Fort Union, Copano Pipelines/Rocky Mountains, LLC (37.04%), Crestone Powder River LLC (37.04%), and Bargath, Inc. (11.11%), are the only firm shippers on the Fort Union system. To the extent capacity on the system is not used by the members, it is available to third parties under interruptible agreements.

Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the four Fort Union members throughout the Powder River Basin. As of December 31, 2012, the Fort Union system gathers gas from approximately 8,000 coal-bed methane wells in the Big George coal play, the multiple seam coal fairway to the north of the Big George play and the Wyodak coal play. Anadarko had a working interest in over 1.8 million gross acres within the Powder River Basin as of December 31, 2012. Another of the Fort Union owners has a comparable working interest in a large majority of Anadarko’s producing coal-bed methane wells. The two remaining Fort Union owners gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

Delivery points. The Fort Union system delivers coal-bed methane gas to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	Colorado Interstate Gas Company (“CIG”);

•	Kinder Morgan Interstate Gas Transportation Company; and

•	Wyoming Interstate Gas Company.

These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the U.S.

Hilight gathering system and processing plant. The 1,113-mile Hilight gathering system, located in Johnson, Campbell, Natrona and Converse Counties of Wyoming, provides low and high-pressure gathering services for the area’s conventional gas production and delivers to the Hilight plant for processing. The Hilight gathering system has 11 compressor stations with 35,241 combined horsepower. The Hilight system has a capacity of approximately 60 MMcf/d and utilizes a refrigeration process and provides for fractionation of the recovered NGL products into propane, butanes and natural gasoline.

Customers. Gas gathered and processed through the Hilight system is from numerous third-party customers, with the seven largest producers providing approximately 72% of the system throughput during the year ended December 31, 2012.

Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties. Customers of the Hilight gathering system, including Anadarko, have historically maintained and more recently increased throughput by developing new prospects and performing workovers.

Delivery points. The Hilight plant delivers residue into WES’s MIGC transmission line. Hilight is not connected to an active NGL pipeline, so all fractionated NGLs are sold locally through its truck and rail loading facilities.

MIGC transportation system. The MIGC system is a 256-mile interstate pipeline regulated by FERC and operating within the Powder River Basin of Wyoming. The MIGC system traverses the Powder River Basin from north to south, extending to Glenrock, Wyoming. As a result, the MIGC system is well positioned to provide transportation for the extensive natural gas volumes received from various coal-bed methane gathering systems and conventional gas processing plants throughout the Powder River Basin. MIGC offers both forward-haul and backhaul transportation services and is certificated for 175 MMcf/d of firm transportation capacity.

Customers. Anadarko is the largest firm shipper on the MIGC system, with approximately 89% of throughput for the year ended December 31, 2012. The remaining throughput on the MIGC system was from 15 third-party shippers.

Revenues on the MIGC system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. The current firm transportation agreement for 40 MMcf/d runs through October 2018. In addition to its certificated forward-haul capacity, MIGC provides firm backhaul service subject to flowing capacity. It has 11 MMcf/d contracted through May 2013 under backhaul service agreements that are renegotiated on an annual basis. Most of MIGC’s gas transportation agreements are month-to-month with the remainder generally having terms of less than one year.

To maintain and increase throughput on the MIGC system, WES must continue to contract capacity to shippers, including producers and marketers, for transportation of their natural gas. Due to the commencement of operations of TransCanada’s Bison pipeline in January 2011, the existing firm transportation contracts that expired at the end of January 2011 were not renewed. WES monitors producer and marketing activities in the area served by MIGC to identify new opportunities and to manage MIGC’s throughput.

Supply. As of December 31, 2012, Anadarko had a working interest in over 1.8 million gross acres within the Powder River Basin. Anadarko’s gross acreage includes substantial undeveloped acreage positions in the Big George coal play and the multiple seam coal fairway to the north of the Big George play.

Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	CIG;

•	Kinder Morgan Interstate Gas Transportation Company;

•	Williston Basin Interstate Pipeline Company; and

•	Wyoming Interstate Gas Company.

Volumes can also be delivered to Anadarko’s MGTC, Inc. (“MGTC”) intrastate pipeline, a Hinshaw pipeline that supplies local markets in Wyoming.

Newcastle gathering system and processing plant. The 184-mile Newcastle gathering system, located in Weston and Niobrara Counties of Wyoming, was built to provide gathering services for conventional gas production in the area. The gathering system delivers into the Newcastle plant, which has gross capacity of approximately 3 MMcf/d. The plant utilizes a refrigeration process and provides for fractionation of the recovered NGLs into propane and butane/gasoline mix products. WES is a 50.0% joint-venture interest owner in the Newcastle facility, which is also owned by Black Hills Exploration and Production, Inc. (44.7%) and John Paulson (5.3%). The Newcastle gathering system includes a compressor station with 560 horsepower. The Newcastle plant has an additional 2,100 horsepower for refrigeration and residue compression.

Customers. Gas gathered and processed through the Newcastle system is from 14 third-party customers, with the largest 4 producers providing approximately 88% of the system throughput during the year ended December 31, 2012. The largest producer provided approximately 61% of the throughput during the year ended December 31, 2012.

Supply. The Newcastle gathering system and plant primarily service gas production from the Clareton and Finn-Shurley fields in Weston County. Due to infill drilling and enhanced production techniques, producers have continued to maintain production levels.

Delivery points. Propane products from the Newcastle plant are typically sold locally by truck, and the butane/gasoline mix products are transported to the Hilight plant for further fractionation. Residue from the Newcastle system is delivered into MGTC pipeline for transport, distribution and sale.

Rocky Mountains—Southwest Wyoming

Granger gathering system and processing complex. The 815-mile Granger natural gas gathering system and gas processing facility is located in Sweetwater County, Wyoming. The Granger complex includes eight field compression stations and has 43,950 combined horsepower. The processing facility has cryogenic capacity of 200 MMcf/d, refrigeration capacity of 100 MMcf/d and NGL fractionation capabilities. The Granger complex also includes a plant with refrigeration capacity of 200 MMcf/d, which is accounted for as a capital lease and was acquired in connection with the acquisition of MGR.

Customers. Anadarko is the largest customer for the Granger complex with approximately 36% of throughput for the year ended December 31, 2012. The remaining throughput was from various third-party customers, with the 4 largest shippers providing approximately 54% of the system throughput.

Supply. The Granger complex is supplied by the Moxa Arch, the Jonah field and the Pinedale anticline areas, across which Anadarko controls approximately 594,000 gross acres. The Granger gas gathering system has approximately 705 receipt points.

Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

•	CIG;

•	The Kern River and Mountain Gas Transportation, Inc. (“MGTI”) pipelines via a connect with Rendezvous Pipeline Company;

•	Northwest Pipeline Co. (“NWPL”);

•	Overthrust Pipeline (“OTTCO”); and

•	QEP Resources (“QEP”).

The NGLs have market access to Enterprise’s Mid-America Pipeline Company (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex. The Red Desert complex is a group of gathering and processing assets located in Sweetwater and Carbon Counties in Southwest Wyoming. As of December 31, 2012, the Red Desert complex included the Patrick Draw cryogenic processing plant with a capacity of 125 MMcf/d, the Red Desert cryogenic processing plant with a capacity of 48 MMcf/d, 1,047 miles of gathering lines, and related facilities. In conjunction with upstream development in the Greater Green River Basin, WES has recently completed construction of a 29-mile, 16-inch pipeline to gather up to an additional 40 MMcf/d of expected gas production in the area to deliver to its Patrick Draw cryogenic processing plant. The new pipeline is supported by volume commitments from a third-party producer with an active drilling program in the area.

Customers. For the year ended December 31, 2012, approximately 4% of the Red Desert complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the seven largest producers providing approximately 67% of the system throughput.

Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced in the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

Delivery. Residue from the Red Desert complex is delivered to the CIG and Wyoming Interstate Company, Ltd. (“WIC”) interstate pipelines, while NGLs are delivered to the MAPL, as well as to truck and rail loading facilities.

Rendezvous gathering system. The Rendezvous system is a 338-mile mainline gathering system in southwestern Wyoming that delivers gas to WES’s Granger complex and other locations. QEP is the operator of the Rendezvous gathering system and holds a 78% joint-venture interest, while WES holds the remaining 22% joint-venture interest. The Rendezvous gathering system includes a compressor station with 7,485 horsepower.

Customers. QEP and Anadarko are the only firm shippers on the Rendezvous gathering system. To the extent capacity on the system is not used by those shippers, it is available to third parties under interruptible agreements.

Supply and delivery points. The Rendezvous gathering system provides mainline gathering service for gas from the Jonah and Pinedale anticline fields and delivers to WES’s Granger plant, as well as QEP Field Services’ Blacks Fork gas processing plant which connects to Questar Pipeline, NWPL and Kern River via Rendezvous Pipeline Company, a FERC-regulated Questar affiliate.

Rocky Mountains—Utah

Chipeta processing complex and NGL pipeline. WES is the managing member and 75% owner of Chipeta, a limited liability company. The remaining 25% membership interest is held by Ute Energy Midstream Holdings LLC. Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant, which currently provide 970 MMcf/d of cryogenic and refrigeration processing capacity in the Greater Natural Buttes field in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic). WES also owns 100% of two parallel NGL pipelines with a combined length of 32 miles, which connect the Chipeta and Natural Buttes plants to a third-party pipeline for NGL transportation out of the area.

Customers. Anadarko is the largest customer on the Chipeta system with approximately 94% of the system throughput for the year ended December 31, 2012. The balance of throughput on the system during the year ended December 31, 2012 was from four third-party customers.

Supply. The Chipeta system is well-positioned to access Anadarko and third-party production in the area with available capacity in the Uintah Basin. Anadarko controls approximately 211,000 gross acres in the Uintah Basin. Chipeta is connected to both Anadarko’s Natural Buttes gathering system and to the Three Rivers gathering system owned by Ute Energy and a third party.

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party and will be granted access rights to the third-party infrastructure, thereby providing Chipeta the ability to enter into processing agreements with additional third-party producers. Chipeta expects to begin transporting gas on the new lines in the first half of 2013.

Delivery points. The Chipeta plant delivers NGLs to the MAPL, which provides transportation through the Seminole pipeline in West Texas and ultimately to the NGL markets at Mont Belvieu, Texas and the Texas Gulf Coast. The Chipeta plant has natural gas delivery points through the following pipelines:

•	CIG;

•	Questar Pipeline Company; and

•	WIC.

Clawson gathering system and treating facility. The 47-mile Clawson gathering system, located in Carbon and Emery Counties of Utah, was built in 2001 to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Clawson gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Clawson gathering system includes a compressor station with 6,310 horsepower and a carbon dioxide treating facility.

Customers. Anadarko is the largest shipper on the Clawson gathering system with approximately 97% of the total throughput delivered into the system during the year ended December 31, 2012. The remaining throughput on the system was from one third-party producer.

Supply. The Clawson Springs field covers approximately 6,900 acres and produces primarily from the Ferron Coal play.

Delivery points. The Clawson gathering system delivers into Questar Transportation Services Company’s pipeline.

Helper gathering system and treating facility. The 67-mile Helper gathering system, located in Carbon County, Utah, was built to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Helper gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Helper gathering system includes 2 compressor stations with 14,075 combined horsepower and 2 carbon dioxide treating facilities.

Customers. Anadarko is the only shipper on the Helper gathering system.

Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uintah Basin that produce from the Ferron Coal play. The Helper field covers approximately 18,900 acres, and the Cardinal Draw field, which lies immediately to the east of Helper field, covers approximately 18,800 acres.

Delivery points. The Helper gathering system delivers into Questar Transportation Services Company’s pipeline. Questar provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River Pipeline, which provides transportation to markets in the Western U.S., primarily California.

Rocky Mountains—Colorado

DJ Basin gathering system and processing plants. The Platte Valley and Wattenberg systems are located in the DJ Basin, north and east of Denver, Colorado. The Platte Valley system consists of a processing plant with current cryogenic capacity of 100 MMcf/d, two fractionation trains, a 1,105-mile natural gas gathering system and related equipment. The Platte Valley gathering system has 13 compressor stations with 17,011 combined horsepower.

The Wattenberg gathering system is a 1,870-mile wet gas gathering system and includes seven compressor stations with 91,099 combined horsepower. The Fort Lupton processing plant has two trains with combined processing capacity of 105 MMcf/d. The Platteville treating facility has an amine treater with a treating capacity of 34 MMcf/d.

Customers. For the year ended December 31, 2012, approximately 13% of the Platte Valley system throughput was from Anadarko and the remaining throughput was from various third-party customers, with the largest providing approximately 65% of the throughput. Anadarko-operated production represented approximately 68% of Wattenberg system throughput during the year ended December 31, 2012. Approximately 28% of Wattenberg system throughput was from two third-party producers and the remaining throughput was from various third-party customers.

Supply and delivery points for the Platte Valley gathering system and processing plant. There were 684 receipt points connected to the Platte Valley gathering system as of December 31, 2012. The Platte Valley system is connected to WES’s Wattenberg gathering system and is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield, Denver, Elbert, and Weld Counties, Colorado. The Platte Valley system delivers NGLs to local markets and is connected to the Overland Pass Pipeline and the Wattenberg Pipeline (formerly the Buckeye Pipeline). In addition, the Platte Valley system can deliver to the CIG and Xcel Energy residue pipelines.

Supply and delivery points for the Wattenberg gathering system and processing plant. There were 2,236 receipt points and over 6,500 wells connected to the gathering system as of December 31, 2012. The Wattenberg gathering system is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield and Weld Counties. Anadarko controls approximately 760,000 gross acres in the Wattenberg field. Anadarko drilled 383 wells and completed 3,171 fracs in connection with its active recompletion and re-frac program at the Wattenberg field during the year ended December 31, 2012, and has identified over 2,000 opportunities to increase production including new well locations, re-fracs and recompletions.

The Wattenberg gathering system has five delivery points, including the following primary delivery points:

•	Anadarko’s Wattenberg processing plant;

•	WES’s Fort Lupton processing plant; and

•	WES’s Platte Valley processing plant.

The two remaining delivery points are DCP Midstream’s Spindle processing plant and AKA Energy’s Gilcrest processing plant. All delivery points are connected to the CIG and Xcel Energy residue pipelines and the Overland Pass Pipeline for NGLs, and also have truck-loading facilities for access to local NGL markets. Anadarko’s Wattenberg and WES’s Platte Valley processing plants also have NGL connections to the Wattenberg Pipeline (formerly the Buckeye Pipeline).

White Cliffs pipeline. The White Cliffs pipeline is a 527-mile, 12-inch crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. It has a current capacity of 70,000 barrels per day and recently announced an expansion project for an additional 80,000 barrels per day, projected to be completed in the first half of 2014. At the point of origin, it has a 100,000-barrel storage facility adjacent to a truck-unloading facility. WES owns a 10% joint-venture interest in White Cliffs, which is also owned by SemGroup Corporation (34%), Plains All American Pipeline, LP (34%) and Noble Energy, Inc. (5%), with Rose Rock Midstream, LP (a subsidiary of SemGroup Corporation) as 17% owner and operator.

Customers. The White Cliffs pipeline has two throughput contracts with Anadarko and Noble Energy that run through May 2014. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates.

Supply. The White Cliffs pipeline is supplied by production from the Denver-Julesburg Basin and offers the only direct route from the Denver-Julesburg Basin to Cushing, Oklahoma.

Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to the mid-continent refineries.

Mid-Continent

Hugoton gathering system. The 2,012-mile Hugoton gathering system provides gathering service to the Hugoton field and is primarily located in Seward, Stevens, Grant and Morton Counties of Southwest Kansas and Texas County in Oklahoma. The Hugoton gathering system has 44 compressor stations with 92,097 combined horsepower.

Customers. Anadarko is the largest customer on the Hugoton gathering system with approximately 81% of the system throughput during the year ended December 31, 2012. Approximately 12% of the throughput on the Hugoton system for the year ended December 31, 2012 was from one third-party shipper with the balance from various other third-party shippers.

Supply. The Hugoton field continues to be a long-life, low-decline asset for Anadarko, which has an extensive acreage position in the field with approximately 470,000 gross acres. The Hugoton system is well-positioned to gather volumes that may be produced from successful new wells drilled by third-party producers.

Delivery points. The Hugoton gathering system is connected to the Satanta plant, which is owned jointly by Pioneer Natural Resources Corporation (51%) and Anadarko (49%). The Satanta plant processes NGLs and helium, and delivers residue into the Kansas Gas Services and Southern Star pipelines. The system is also connected to DCP Midstream’s National Helium Plant, which extracts NGLs and delivers residue into the Panhandle Eastern Pipe Line.

East Texas

Dew gathering system. The 323-mile Dew gathering system is located in Anderson, Freestone, Leon and Robertson Counties of East Texas. The system provides gathering, dehydration and compression services and ultimately delivers into the Pinnacle gas treating system for any required treating. The Dew gathering system has 9 compressor stations with 36,570 combined horsepower.

Customers. Anadarko is the only shipper on the Dew gathering system.

Supply. As of December 31, 2012, Anadarko had approximately 828 producing wells in the Bossier play and controlled approximately 111,000 gross acres in the area.

Delivery points. The Dew gathering system has delivery points with Kinder Morgan’s Tejas pipeline and with PGT, which is the primary delivery point and is described in more detail below.

Pinnacle gathering system and treating facility. The Pinnacle gathering system includes the 270-mile Pinnacle gathering system and the Bethel treating plant. The Pinnacle system provides sour gas gathering and treating service in Anderson, Freestone, Leon, Limestone and Robertson Counties of East Texas. The Bethel treating plant, located in Anderson County, has total carbon dioxide treating capacity of approximately 502 MMcf/d and 20 LTD of sulfur treating capacity.

Customers. Anadarko is the largest shipper on the Pinnacle gathering system with approximately 91% of system throughput for the year ended December 31, 2012. The remaining throughput on the system during that period was from four third-party shippers.

Supply. The Pinnacle gathering system is well-positioned to provide gathering and treating services to the five-county area over which it extends, including the Cotton Valley Lime formations, which contain relatively high concentrations of sulfur and carbon dioxide. Total installed sulfur treating capacity is 20 LTD and WES believes the Pinnacle gathering system is well positioned to benefit from future sour gas production in the area.

Delivery points. The Pinnacle gathering system is connected to the following pipelines:

•	Atmos Texas pipeline;

•	Enbridge Pipelines (East Texas) LP pipeline;

•	Energy Transfer Fuels pipeline;

•	Enterprise Texas Pipeline, LP pipeline;

•	ETC Texas Pipeline, Ltd pipeline; and

•	Kinder Morgan Tejas pipeline.

These pipelines provide transportation to the Carthage, Waha and Houston Ship Channel market hubs in Texas.

West Texas

Haley gathering system. The 120-mile Haley gathering system provides gathering and dehydration services in Loving County, Texas and gathers a portion of Anadarko’s production from the Delaware Basin.

Customers. Anadarko’s production represented approximately 66% of the Haley gathering system’s throughput for the year ended December 31, 2012. The remaining throughput was attributable to Anadarko’s partner in the Haley area.

Supply. In the greater Delaware Basin, Anadarko has access to approximately 367,000 gross acres as of December 31, 2012, a portion of which is gathered by the Haley gathering system.

Delivery points. The Haley gathering system has multiple delivery points. The primary delivery points are to the El Paso Natural Gas pipeline or the Enterprise GC, LP pipeline for ultimate delivery into Energy Transfer’s Oasis pipeline. WES also has the ability to deliver into Southern Union Energy Services’ pipeline for further delivery into the Oasis pipeline. The pipelines at these delivery points provide transportation to both the Waha and Houston Ship Channel markets.

Assets Under Construction

WES currently has the following significant projects scheduled for completion in 2013 and 2014 that are supported by long-term, fee-based throughput commitments from Anadarko. These projects include the following:

•

Brasada plant in the Maverick Basin: WES is currently constructing a new cryogenic facility which will process production from the Eagleford shale in South Texas. The new plant has a design capacity of approximately 200 MMcf/d and includes a 15,000 Bbls/d condensate stabilization plant, an inlet gas line, and an inlet condensate line. WES expects the Brasada plant to be operational in the second quarter of 2013. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee, which will begin on the plant’s in-service date and increase to 180 MMcf/d on January 1, 2014, and will include associated demand charges.

•

Lancaster plant in the DJ Basin: WES is currently constructing a new cryogenic facility which will process production from the Niobrara and Codell formations in the Wattenberg field. The new plant has a designed capacity of approximately 300 MMcf/d and is expected to begin service in the first quarter of 2014. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee of 270 MMcf/d, which will begin on the plant’s in-service date and will include associated demand charges.

COMPETITION

The midstream services business is very competitive. WES’s competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition for natural gas and NGL volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, a substantial portion of WES’s throughput volumes on a majority of its systems are owned or controlled by Anadarko. In addition, Anadarko has dedicated future production to WES from its acreage surrounding the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems. We believe that WES’s assets that are located outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes due to its competitive rates.

We believe the primary advantages of WES’s assets are their proximity to established and/or new production, and the service flexibility they provide to producers. We believe WES can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants at December 31, 2012.

System	Competitor(s)
Bison treating facility	Thunder Creek Gas Services and Fort Union

Chipeta processing complex	QEP and Kinder Morgan, Inc.

Dew and Pinnacle gathering systems and Pinnacle treating facility	ETC Texas Pipeline, Ltd., Enbridge Pipelines (East Texas) LP, XTO Energy and Kinder Morgan Tejas Pipeline, LP

Fort Union gathering system and treating facility	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, and TransCanada

Granger gathering system and processing complex	Williams Field Services, Enterprise/TEPPCO and QEP

Haley gathering system	Anadarko’s Delaware Basin Joint Venture, Enterprise GC, LP and Targa Midstream Services, LP

Helper and Clawson gathering systems and treating facilities	QEP

Hilight gathering system and processing plant	DCP Midstream and Merit Energy

Hugoton gathering system	ONEOK Gas Gathering Company, DCP Midstream Partners, LP, Pioneer Natural Resources and Linn Energy

Newcastle gathering system and processing plant	DCP Midstream

Platte Valley gathering system and processing plant	DCP Midstream and AKA Energy

Red Desert gathering system and processing complex	Williams Field Services and QEP

Rendezvous gathering system	Enterprise/TEPPCO

Wattenberg gathering system and processing plant	DCP Midstream and AKA Energy

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, TransCanada’s Bison pipeline, which commenced operations in January 2011, and the Fort Union gathering system. The White Cliffs pipeline faces no direct competition from other pipelines, although shippers could sell crude oil in local markets rather than ship to Cushing, Oklahoma.

SAFETY AND MAINTENANCE

The pipelines WES uses to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) of the Department of Transportation (the “DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGL pipeline facilities, while the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 confirms the commitment to mandatory integrity management inspections enacted in the 2002 legislation for all U.S. hazardous liquid and natural gas transportation pipelines and some gathering lines in high-population areas.

Most recently these pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, and leak detection system installation. The 2011 Pipeline Safety Act also directed owners and operators of interstate and intrastate gas transmission pipelines to verify their records confirming the maximum allowable pressure of pipelines in certain class locations and high consequence areas, required promulgation of regulations for conducting tests to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas, and increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1 million to $2 million for a related series of violations. On August 13, 2012, the PHMSA published a proposed rulemaking consistent with the signed act that, once finalized, will update the maximum administrative civil penalties for violation of the pipeline safety regulations. These civil penalties and safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act could require WES to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in WES incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

In addition, the PHMSA has developed regulations consistent with these pipeline safety laws that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. WES, or the entities in which it owns an interest, inspect their pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on WES and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, (i) revising the definitions of “high consequence areas” and “gathering lines”; (ii) strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed; (iii) strengthening requirements on the types of gas transmission pipeline integrity assessment methods that may be selected for use by operators; (iv) imposing gas transmission integrity management requirements on onshore gas gathering lines; (v) requiring the submission of annual, incident and safety-related conditions reports by operators of all gathering lines; and (vi) enhancing the current requirements for internal corrosion control of gathering lines.

States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate that WES will have any significant difficulty in complying with applicable state laws and regulations. WES’s pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements.

In addition, WES is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the community right-to-know regulations of the U.S. Environmental Protection Agency (the “EPA”) under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in WES’s operations and that such information be provided to employees, state and local government authorities and citizens. WES and the entities in which it owns an interest are also subject to OSHA Process Safety Management regulations, as well as the EPA’s Risk Management Program, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We believe that WES is in material compliance with all applicable laws and regulations relating to worker health and safety.

REGULATION OF OPERATIONS

Regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of WES’s business and the market for its products and services.

Interstate Transportation Pipeline Regulation

MIGC, WES’s interstate natural gas transportation system, is subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

•	rates, services, and terms and conditions of service;

•	types of services MIGC may offer to its customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	maintenance of accounts and records;

•	internet posting requirements for available capacity, discounts and other matters;

•	pipeline segmentation to allow multiple simultaneous shipments under the same contract;

•	capacity release to create a secondary market for MIGC’s transportation services;

•	relationships between affiliated companies involved in certain aspects of the natural gas business;

•	initiation and discontinuation of services;

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas and NGLs; and

•	participation by interstate pipelines in cash management arrangements.

Natural gas companies are prohibited from charging rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

The rates and terms and conditions for WES’s interstate pipeline services are set forth in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by action of FERC under Section 5 of the NGA, and proposed rate increases may be challenged by protest. The outcome of any successful complaint or protest against WES’s rates could have an adverse impact on revenues associated with providing transportation service.

On October 16, 2008, FERC issued Order No. 717, which promulgated new standards of conduct for transmission providers to regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates based on an employee separation approach. Order No. 717 implements revised standards of conduct that include three primary rules: (1) the “independent functioning rule,” which requires transmission function and marketing function employees to operate independently of each other; (2) the “no-conduit rule,” which prohibits passing transmission function information to marketing function employees; and (3) the “transparency rule,” which imposes posting requirements to help detect any instances of undue preference. FERC also clarified in Order No. 717 that existing waivers to the standards of conduct (such as those held by MIGC) shall continue in full force and effect. FERC has issued a number of orders clarifying certain provisions of the Standards of Conduct under Order No. 717, however the subsequent orders did not substantively alter the Standards of Conduct.

In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass-through partnership entity, if the pipeline proves that the ultimate owner of its equity interests has an actual or potential income tax liability on public utility income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its policy statement. The new tax allowance policy and a related order were appealed to the D.C. Circuit. The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and upheld FERC’s tax allowance policy and the application of that policy on all points subject to appeal. The D.C. Circuit denied rehearing of the May 29, 2007 decision on August 20, 2007, and the D.C. Circuit’s decision is final. Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. How the policy statement affirmed by the D.C. Circuit is applied in practice to pipelines owned by publicly traded partnerships could impose limits on a pipeline’s ability to include a full income tax allowance in its cost of service.

On April 17, 2008, FERC issued a proposed policy statement regarding the composition of proxy groups for determining the appropriate return on equity for natural gas and oil pipelines using FERC’s Discounted Cash Flow (“DCF”) model. In the policy statement, which modified a proposed policy statement issued in July 2007, FERC concluded (1) master limited partnerships (“MLPs”) should be included in the proxy group used to determine return on equity for both oil and natural gas pipelines; (2) there should be no cap on the level of distributions included in FERC’s current DCF methodology; (3) Institutional Brokers’ Estimate System forecasts should remain the basis for the short-term growth forecast used in the DCF calculation; (4) the long-term growth component of the DCF model should be limited to fifty percent of long-term gross domestic product; and (5) there should be no modification to the current two-thirds and one-third weighting of the short-term and long-term growth components, respectively. FERC also concluded that the policy statement should govern all gas and oil rate proceedings involving the establishment of return on equity that are pending before FERC. FERC’s policy determinations applicable to master limited partnerships are subject to further modification, and it is possible that these policy determinations may have a negative impact on MIGC’s rates in the future.

On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the “EPAct 2005”). Among other matters, the EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of the EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give FERC authority to impose civil penalties for violations of these statutes, up to $1.0 million per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should WES fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines.

In 2007, FERC took steps to enhance its market oversight and monitoring of the natural gas industry by issuing several rulemaking orders designed to promote gas price transparency and to prevent market manipulation. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Order No. 704 requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit on May 1 of each year an annual report to FERC describing their aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704 as clarified in orders on clarification and rehearing. In addition, on November 15, 2012, FERC issued a Notice of Inquiry seeking comments on whether natural gas market transparency will be improved by requiring all market participants engaged in sales of wholesale physical natural gas in interstate commerce to report quarterly to the Commission every natural gas transaction within the Commission’s NGA jurisdiction that entails physical delivery for the next day or for the next month.

Order No. 720, issued on November 20, 2008, increases the Internet posting obligations of interstate pipelines, and also requires “major non-interstate” pipelines (defined as pipelines with annual deliveries of more than 50 million MMBtu) to post on the Internet the daily volumes scheduled for each receipt and delivery point on their systems with a design capacity of 15,000 MMBtu per day or greater. In October 2011, Order No. 720, as clarified by orders on clarification and rehearing, was vacated by the Court of Appeals for the Fifth Circuit with respect to its application to non-interstate pipelines. In December 2011, the Fifth Circuit confirmed that Order No. 720, as clarified, remained applicable to interstate pipelines with respect to the additional posting requirements.

On May 20, 2010, FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on FERC’s website, and that such quarterly reports may not contain information redacted as privileged. Order No. 735 also extends FERC’s periodic review of the rates charged by the subject pipelines from three years to five years. FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 became effective on April 1, 2011. On December 16, 2010, FERC issued Order No. 735-A, which generally reaffirmed Order No. 735, with certain modifications. FERC has issued a Notice of Proposed Rulemaking to consider issues related to existing semiannual storage reporting requirements for both interstate pipelines and section 311 and Hinshaw pipelines.

In 2008, FERC also took action to ease restrictions on the capacity release market, in which shippers on interstate pipelines can transfer to one another their rights to pipeline and/or storage capacity. Among other things, Order No. 712, as modified on rehearing, removes the price ceiling on short-term capacity releases of one year or less, allows a shipper releasing gas storage capacity to tie the release to the purchase of the gas inventory and the obligation to deliver the same volume at the expiration of the release, and facilitates Asset Management Agreements (“AMAs”) by exempting releases under qualified AMAs from: the competitive bidding requirements for released capacity; FERC’s prohibition against tying releases to extraneous conditions; and the prohibition on capacity brokering.

Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC. We believe that WES’s natural gas pipelines meet the traditional tests that FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of WES’s pipelines other than MIGC. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, so the classification and regulation of WES’s gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. WES’s natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. WES’s natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on WES’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

WES’s natural gas gathering operations are subject to ratable take and common purchaser statutes in most of the states in which it operates. These statutes generally require WES’s gathering pipelines to take natural gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. The regulations under these statutes can have the effect of imposing some restrictions on WES’s ability as an owner of gathering facilities to decide with whom it contracts to gather natural gas. The states in which WES operates have adopted a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such a complaint will be filed against WES in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to WES’s systems due to these regulations.

During the 2007 legislative session, the Texas State Legislature passed House Bill 3273 (the “Competition Bill”) and House Bill 1920 (the “LUG Bill”). The Competition Bill and LUG Bill contain provisions applicable to gathering facilities. The Competition Bill allows the Railroad Commission of Texas (“TRRC”) to use either a cost-of-service method or a market-based method for setting rates for natural gas gathering in formal rate proceedings. It also gives the TRRC specific authority to enforce its statutory duty to prevent discrimination in natural gas gathering, to enforce the requirement that parties participate in an informal complaint process and to punish purchasers, transporters and gatherers for taking discriminatory actions against shippers and sellers. The LUG Bill modifies the informal complaint process at the TRRC with procedures unique to lost and unaccounted for gas issues. It extends the types of information that can be requested and gives the TRRC the authority to make determinations and issue orders in specific situations. Both the Competition Bill and the LUG Bill became effective September 1, 2007. We cannot predict what effect, if any, either the Competition Bill or the LUG Bill might have on WES’s gathering operations.

Pipeline Safety Legislation

On January 3, 2012, the President signed into law the 2011 Pipeline Safety Act. This legislation provides a four-year reauthorization of the federal pipeline safety programs administered by the PHMSA pursuant to the NGPSA and HLPSA. The 2011 Pipeline Safety Act increases the maximum amount of civil penalties the United States can seek from pipeline owners or operators who violate pipeline safety rules and regulations. It authorizes the PHMSA (i) to extend existing integrity management requirements to additional pipelines beyond high-consequence areas, subject to Congressional review, and (ii) to require installation of automatic and remote-controlled shut-off valves on newly constructed transmission pipelines and for ones that are entirely replaced. The act also imposes new notification and reporting requirements. Many specific requirements will be developed as part of future regulations. While we cannot predict how DOT will implement the act and other regulatory initiatives relating to pipeline safety, these provisions could have a material effect on WES’s operations and could subject it to more comprehensive and stringent safety requirements and greater penalties for violations of safety rules.

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “HCERA”), which makes various amendments to certain aspects of the PPACA, were signed into law. Among numerous other items, these acts reduce the tax benefits available to an employer that receives the Medicare Part D tax benefit, impose excise taxes on high-cost health plans, and provide for the phase-out of the Medicare Part D coverage gap. These changes are not expected to have a material impact on our financial condition, results of operations or cash flows.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law in 2010, requires most derivative transactions to be centrally cleared and/or executed on an exchange, and additional capital and margin requirements will be prescribed for most non-cleared trades. Non-financial entities which enter into certain derivatives contracts are exempted from the central clearing requirement. However, (i) all derivatives transactions must be reported to a central repository, (ii) the entity must obtain approval of derivative transactions from the appropriate committee of its board and (iii) the entity must notify the Commodities Futures Trading Commission (the “CFTC”) of its ability to meet its financial obligations before such exemption will be allowed. The CFTC has issued proposed regulations that set out the circumstances under which certain end users could elect to be exempt from the clearing requirements of the Dodd-Frank Act. However, we cannot predict at this time whether and to what extent any such exemption, once finalized in regulations, would be applicable to WES’s activities. While we cannot currently predict the impact of this legislation, we will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.

ENVIRONMENTAL MATTERS

General

WES’s operations are subject to stringent federal, regional, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact WES’s business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way WES can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by WES’s operations or attributable to former operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases, joint and several liability for costs required to clean up and restore sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, WES may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to WES’s involvement.

In addition, WES’s operations and construction activities are subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as excessive levels of dust or noise or increased traffic congestion, requiring WES to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on our results of operations.

WES has implemented programs and policies designed to keep its pipelines, plants and other facilities in compliance with existing environmental laws and regulations and it does not believe that its compliance with such legal requirements will have a material adverse effect on its business, or our financial condition, results of operations or cash flows. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts we currently anticipate. WES tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that WES is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations that relate to WES’s business.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA” or the “Superfund law”), and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. WES generates materials in the course of its ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or similar state laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

WES also generates non-hazardous and hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes. While the RCRA regulates both non-hazardous and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of WES’s operations, it generates wastes constituting non-hazardous waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from the RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on WES’s maintenance capital expenditures and operating expenses.

WES owns or leases properties where petroleum hydrocarbons are being or have been handled for many years. WES has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by WES, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under WES’s control. These properties and the wastes disposed thereon may be subject to CERCLA, the RCRA and analogous state laws. Under these laws, WES could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including WES’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that WES obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. WES’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. WES may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. For example, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and natural gas liquid production, processing, storage and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. WES is currently reviewing these new rules and assessing their potential impacts on its operations. Compliance with these requirements may require modifications to certain of WES’s operations, including the installation of new equipment to control emissions from its compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact WES’s business and therefore our results of operations and cash flows.

Climate Change

In 2009, the EPA adopted rules establishing a reporting program for emissions of carbon, dioxide, methane and other greenhouse gases, or “GHGs,” from specified large GHG emissions sources in the United States and subsequently expanded the scope of these rules to include the reporting of GHG emissions from onshore oil and natural gas processing, transmission, storage and distribution facilities. Operators of covered sources in the United States must annually monitor and report these GHG emissions to the EPA and certain state agencies. Certain of WES’s facilities are subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds. While WES’s compliance with this reporting program has increased its operating costs, we presently do not believe that these increased costs have a material adverse effect on our results of operations.

In addition, following its determination in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA promulgated regulations in 2010 establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting requirements for large sources of GHGs. The sources subject to these permitting requirements may be required to install best available control technology (“BACT”) to limit emissions of GHGs should they otherwise emit large volumes of GHGs. Best available control technology is determined on a case-by-case basis by the relevant permitting agency to date, whether that be the EPA or a state agency. However, BACT has generally required efficient combustion requirements rather than post-combustion GHG capture requirements, in which event WES does not anticipate that such requirements would have a material adverse effect on the cost of operations.

Moreover, while Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Two of the more significant non-federal GHG programs are the Regional Greenhouse Gas Initiative (the “RGGI”) and California’s cap-and-trade program. The RGGI, which includes a number of states in the Northeastern U.S., implemented a cap-and-trade program in 2009. At present, this program only applies to utility power plants. California’s cap-and-trade program will enter into force in January 2013 and will impose compliance obligations upon certain industrial GHG emitters. Most of these cap-and-trade programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase being reduced each year in an effort to achieve the overall GHG emission reduction goal. Finally, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform will include a carbon tax. A carbon tax could impose additional direct costs on WES’s operations and reduce demand for services. The ultimate impact of any carbon tax on WES’s operations would further depend upon whether a carbon tax supplanted the other federal GHG regulations to which it is currently subject or is administered as an additional program.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact WES’s business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on WES’s business and demand for its services, and therefore our financial condition, results of operations, and cash flows. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on WES’s assets and operations.

Water Discharges

The federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S. and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. We believe that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel and, in May 2012, released draft permitting guidance for hydraulic fracturing that uses diesel in fracturing fluids in those states where the EPA is the permitting authority. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the federal Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, legislation has been introduced from time to time before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.

Moreover, some states, including Colorado, Texas and Wyoming, where WES operates, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In the event that new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where WES’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production activities, which could reduce demand for WES’s gathering and processing services.

In addition, certain governmental reviews are either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report for public comment and peer review by 2014. Moreover, the EPA is developing effluent standards for the treatment and disposal of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. These studies, depending on the degree to which they are pursued and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Also, in May 2012, the U.S. Department of the Interior, through its Bureau of Land Management, released a draft rule regarding hydraulic fracturing on federal and Indian lands that would require public disclosure of chemicals used in the fracturing process and establish minimum criteria for wellbore integrity and disposal of flowback water generated during the fracturing process. Additional regulation of hydraulic fracturing could delay or curtail production of natural gas by exploration and production operators, some of which are WES’s customers, and thus reduce demand for its midstream services.

Endangered Species

The Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of WES’s pipelines may be located in areas that are designated as habitats for endangered or threatened species, WES believes that it is in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where WES wishes to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to review and consider listing more than 250 species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where WES or its oil and natural gas exploration and production customers operate could cause WES or its customers to incur increased costs arising from species protection measures and could result in delays or limitations in WES’s customers’ performance of operations, which could reduce demand for its midstream services.

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

WES’s real property is classified into two categories: (1) parcels that it owns in fee and (2) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for WES’s operations. Portions of the land on which WES’s plants and other major facilities are located are owned by it in fee title, and WES believes that it has satisfactory title to these lands. The remainder of the land on which WES’s plant sites and major facilities are located are held by it pursuant to surface leases between WES, as lessee, and the fee owner of the lands, as lessors. WES or its affiliates have leased or owned these lands for many years without any material challenge known to it relating to the title to the land upon which the assets are located, and WES believes that it has satisfactory leasehold estates or fee ownership of such lands. WES has no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by WES or to our title to any material lease, easement, right-of-way, permit or lease, and WES believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.

Some of the leases, easements, rights-of-way, permits and licenses transferred to WES by Anadarko required the consent of the grantor of such rights, which in certain instances is a governmental entity. WES GP has obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary to enable WES to operate its business in all material respects. With respect to any remaining consents, permits or authorizations that have not been obtained, WES has determined these will not have material adverse effect on the operation of its business should WES fail to obtain such consents, permits or authorization in a reasonable time frame.

Anadarko may hold record title to portions of certain assets as WES makes the appropriate filings in the jurisdictions in which such assets are located and obtain any consents and approvals as needed. Such consents and approvals would include those required by federal and state agencies or other political subdivisions. In some cases, Anadarko temporarily holds record title to property as nominee for WES’s benefit and in other cases may, on the basis of expense and difficulty associated with the conveyance of title, may cause its affiliates to retain title, as nominee for WES’s benefit, until a future date. WES anticipates that there will be no material change in the tax treatment of its common units resulting from Anadarko holding the title to any part of such assets subject to future conveyance or as WES’s nominee.

EMPLOYEES

We, our general partner, WES and WES GP have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s board of directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s board of directors. As of December 31, 2012, Anadarko employed approximately 384 people who provided direct, full-time support to WES’s operations and our activities. All of the employees required to conduct and support WES’s operations and our activities are employed by Anadarko and all such direct, full-time personnel are subject to a services and secondment agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good.

Item 1A.  Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and statements by management, forward-looking statements concerning operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.

Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of, and the amounts of, distributions from WES;

•	WES’s and Anadarko’s assumptions about the energy market;

•	WES’s future throughput, including Anadarko’s production, which is gathered or processed by or transported through WES’s assets;

•	operating results of WES;

•	competitive conditions;

•	technology;

•

availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations of WES, and WES’s ability to access those resources from Anadarko or through the debt or equity capital markets;

•	supply of and demand for, and the price of oil, natural gas, NGLs and other products or services;

•	weather;

•	inflation;

•	availability of goods and services;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which WES is doing business;

•	changes in environmental and safety regulation; environmental risks; regulations by FERC and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to utilize the WES RCF;

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest between WES, WES GP, WGP and WGP GP;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	WES’s or WGP’s ability to acquire assets on acceptable terms;

•

non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	timing, amount and terms of future issuances of our or WES’s common equity and debt securities; and

•

other factors discussed below and elsewhere in this Item 1A and under the caption Critical Accounting Policies and Estimates included under Item 7 of this Form 10-K, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Common units are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. We urge you to carefully consider the following risk factors together with all of the other information included in this Form 10-K in evaluating an investment in the common units of WES or WGP.

If any of the following risks were to occur, the business, financial condition or results of operations of WES and/or WGP could be materially and adversely affected. In such case, the trading price of the common units could decline and you could lose all or part of your investment.

RISKS INHERENT IN OUR BUSINESS

Our only cash-generating assets are our ownership interests in WES, and our cash flow is therefore completely dependent upon the ability of WES to make cash distributions to its partners.

The amount of cash that WES can distribute each quarter to its partners, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices of, level of production of, and demand for natural gas;

•	the volume of natural gas that WES gathers, compresses, processes, treats and transports;

•	the volumes and prices of NGLs and condensate that WES retains and sells;

•	demand charges and volumetric fees associated with WES’s transportation services;

•	the level of competition from other midstream energy companies;

•	regulatory action affecting the supply of or demand for natural gas, the rates WES can charge, how it contracts for services, its existing contracts, its operating costs or its operating flexibility;

•	prevailing economic conditions; and

•	our continued success in the guidance, supervision and support of the execution of WES’s business strategy.

In addition, the actual amount of cash WES will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the level of its operating and maintenance and general and administrative costs;

•	its debt service requirements and other payment obligations;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	its treatment as a flow-through entity for U.S. federal income tax purposes;

•	restrictions contained in debt agreements to which it is a party; and

•	the amount of cash reserves established by WES GP.

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.52 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

WES GP, with our consent but without the consent of our unitholders, may limit or modify the incentive distributions we are entitled to receive from WES, which may reduce cash distributions to you.

We own WES GP, which owns the incentive distribution rights in WES that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by WES as certain target distribution levels in excess of $0.345 per WES unit are reached in any quarter. A growing portion of the cash flow we receive from WES is expected to be provided by these incentive distribution rights.

WES, like other publicly traded partnerships, will generally only undertake an acquisition or expansion capital projects if, after giving effect to related costs and expenses, the transaction would be expected to be accretive, meaning it would increase cash distributions per unit in future periods. Because WES GP currently participates in the incentive distribution rights at all levels, including the highest sharing level of 48.0%, it is more difficult for an acquisition or capital project to show accretion for the common unitholders of WES than if the incentive distribution rights received less incremental cash flow. As a result, WES GP may determine, in certain cases, to propose a reduction in the incentive distribution rights to facilitate a particular acquisition or expansion capital project. Such a reduction may relate to all of the cash flow on the incentive distribution rights or only to the expected cash flow from the transaction and may be either temporary or permanent in nature.

Our partnership agreement authorizes our general partner to approve any waiver, reduction, limitation or modification of or to WES’s incentive distribution rights without the consent of our unitholders. In determining whether or not to approve any such waiver or modification, our general partner’s board of directors or its special committee may consider whatever information it believes appropriate in making such determination. Our general partner’s board of directors or its special committee must also believe that any such modification is in the best interest of our partnership. Any determination with respect to such modification could include consideration of one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions, which are difficult to predict. Realization of many of the assumptions will be beyond our general partner’s control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period.

If distributions on the incentive distribution rights were reduced for the benefit of the WES common units, the total amount of cash distributions we would receive from WES, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

In the future, we may not have sufficient cash to pay our estimated initial quarterly distribution or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.52 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the board of directors of our general partner may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions WES does pay to us will allow us to pay distributions at or above our estimated initial quarterly distribution of $0.165 per common unit. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our rate of growth may be reduced to the extent we purchase additional WES common units, which will reduce the percentage of our cash flow that we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of WES through the use of our capital resources, including by purchasing WES common units or lending funds to WES to finance acquisitions or internal growth projects. To the extent we purchase common units, or securities not entitled to a current distribution from WES, the rate of our distribution growth may be reduced, at least in the short term, because a smaller percentage of our cash distributions will come from our ownership of the WES incentive distribution rights, the distributions on which increase at a faster rate than those of the other securities we hold.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our cash distribution policy, which is consistent with our partnership agreement, requires us to distribute all of our available cash quarterly. Our only cash-generating assets are partnership interests in WES, and we currently have no independent operations separate from those of WES. Moreover, as discussed below, a reduction in WES’s distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash-generating assets are partnership interests in WES, we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in our general and administrative expenses;

•	an increase in our working capital requirements; or

•	an increase in the cash needs of WES or its subsidiaries that reduces WES’s distributions.

A reduction in WES’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our indirect ownership of all the incentive distribution rights in WES entitles us to receive specified percentages of total cash distributions made by WES with respect to any particular quarter only in the event that WES distributes more than $0.345 per unit for such quarter. As a result, the holders of WES’s common units have a priority over us to cash distributions by WES up to and including $0.345 per unit for any quarter.

Because we are currently participating at the 48.0% level on the incentive distribution rights, future growth in distributions paid by WES will not result in an increase in our share of incremental cash distributed by WES. Furthermore, a decrease in the amount of distributions by WES to less than $0.450 per unit per quarter would reduce our percentage of the incremental cash distributions above $0.375 per common unit per quarter from 48.0% to 23.0%, and a decrease in the amount of distributions by WES to levels below the other established target distribution levels would similarly reduce our percentage of the incremental cash distributions from WES. As a result, any reduction in quarterly cash distributions from WES would have the effect of disproportionately reducing the amount of all distributions that we receive from WES based on our indirect ownership of the incentive distribution rights in WES as compared to cash distributions we receive from WES with respect to our indirect 2.0% general partner interest in WES and our WES common units.

If distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will generally not be entitled to receive such payments in the future.

Our distributions to our unitholders will generally not be cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, including our expected initial quarterly distribution, our unitholders will generally not be entitled to receive such payments in the future.

Our and WES’s cash distribution policies limit our respective abilities to grow.

Because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. In fact, our growth will initially be completely dependent upon WES’s ability to increase its quarterly distribution per unit because currently our only cash-generating assets are partnership interests in WES. If we issue additional units or incur debt, including under our working capital facility, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

In addition, consistent with the terms of its partnership agreement, WES distributes to its partners all of its available cash each quarter. To the extent WES does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Further, to the extent WES issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that WES will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to WES, which in turn may reduce the available cash that we have to distribute to our unitholders.

The debt that we incur may limit the distributions that we can pay to our unitholders.

Our payment of principal and interest on any future indebtedness, including under our working capital facility, will reduce our cash available for distribution to our unitholders. We anticipate that any additional credit facility we enter into in the future would limit our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distributions.

In addition, any future indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

Our unitholders do not elect our general partner or vote on our general partner’s directors. In addition, Anadarko owns a sufficient number of our common units to allow it to prevent the removal of our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the members of our general partner’s board of directors. The members of our general partner’s board of directors, including the independent directors, are chosen by Anadarko, the sole member of our general partner. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 80% of the outstanding common units. Because Anadarko owns more than 20% of our outstanding common units, our public unitholders are unable to remove our general partner without Anadarko’s consent.

As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner may cause us to issue additional common units or other equity securities without your approval, which would dilute your ownership interests.

Our general partner may cause us to issue an unlimited number of additional common units or other equity securities, including securities that rank senior to the common units, without unitholder approval. The issuance of additional common units or other equity securities will have the following effects:

•	your proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting strength of each previously outstanding common unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of the common units may decline.

The general partner interest in us or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, Anadarko, the owner of our general partner, may transfer its ownership interest in our general partner to a third party, also without unitholder consent. Our new general partner or the new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and to control the decisions taken by the board of directors and officers.

If WES’s unitholders remove WES GP, we would lose our general partner interest and incentive distribution rights in WES and the ability to manage WES.

We currently manage WES through WES GP, our wholly owned subsidiary. WES’s partnership agreement, however, gives unitholders of WES the right to remove the general partner of WES upon the affirmative vote of holders of 66 2/3% of WES’s outstanding units. If WES GP were to be removed as general partner of WES, it would receive cash or WES common units in exchange for its 2.0% general partner interest and the incentive distribution rights and would lose its ability to manage WES. While the WES common units or cash WES GP would receive are intended under the terms of WES’s partnership agreement to fully compensate it in the event such an exchange is required, the value of these WES common units or of the investments WES GP makes with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had it retained them. Furthermore, the conversion of the incentive distribution rights into WES common units would disproportionately impact the amount of cash distributions to which we are entitled with respect to increases in WES distributions.

In addition, if WES GP is removed as general partner of WES, we would face an increased risk of being deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”).

Our ability to sell our partnership interests in WES may be limited by securities law restrictions and liquidity constraints.

WGP and Affiliates own 49,296,205 common units of WES, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. Unless we exercise our registration rights with respect to these common units, we will be limited to selling into the market in any three-month period an amount of WES common units that does not exceed the greater of 1.0% of the total number of WES common units outstanding or the average weekly reported trading volume of the WES common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations under WES’s partnership agreement on our ability to sell WES general partner units and the incentive distribution rights and the market for such interests is illiquid.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

Under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court were to determine that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other action under our partnership agreement constituted participation in the “control” of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.

Furthermore, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

If in the future we cease to manage and control WES, we may be deemed to be an investment company under the Investment Company Act.

If we cease to manage and control WES and are deemed to be an investment company under the Investment Company Act, we will either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common units. In addition, if we were required to register under the Investment Company Act, we would be taxed as a corporation for U.S. federal income tax purposes.

Our partnership agreement restricts the rights of unitholders owning 20% or more of our units.

Our unitholders’ voting rights are restricted by a provision in our partnership agreement which provides that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result, the price at which our common units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

WES may issue additional limited partner interests or other equity securities, which may increase the risk that WES will not have sufficient available cash to maintain or increase its cash distribution level.

WES has wide latitude to issue additional limited partner interests on the terms and conditions established by its general partner. We receive cash distributions from WES on the general partner interests, incentive distribution rights and limited partner interests that we hold. Because we expect a growing portion of the cash we receive from WES to be attributable to our ownership of the incentive distribution rights, payment of distributions on additional WES limited partner interests may increase the risk that WES will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If WES GP is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of WES, its value and, therefore, the value of our common units could decline.

WES GP, as the general partner of WES, may make expenditures on behalf of WES for which it will seek reimbursement from WES. Under Delaware partnership law, WES GP, in its capacity as the general partner of WES, has unlimited liability for the obligations of WES, such as its debts and environmental liabilities, except for those contractual obligations of WES that are expressly made without recourse to the general partner. WES GP has expressly made certain WES indebtedness recourse to it. To the extent WES GP incurs obligations on behalf of WES, it is entitled to be reimbursed or indemnified by WES. If WES is unable or unwilling to reimburse or indemnify WES GP, WES GP may not be able to satisfy those liabilities or obligations, which would reduce its cash flows to us.

The amount of cash distributions that we are able to distribute to our unitholders is reduced by the incremental costs associated with our being a publicly traded partnership, other general and administrative expenses and any reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership, which we estimate to be approximately $3.0 million per year, and other operating expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes. In addition, we may reserve funds to allow our wholly owned subsidiary, WES GP, to make capital contributions to WES in order to maintain WES GP’s 2.0% general partner interest in WES when WES issues additional common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Anadarko or other large holders.

We had 218,895,515 common units outstanding as of December 31, 2012. All of the 199,137,365 common units that were issued to Anadarko in connection with our IPO, representing 91.0% of our outstanding common units, are subject to resale restrictions under a 180-day lock-up agreement with the underwriters that expires on June 4, 2013. Each of the lock-up agreements with the underwriters may be waived in the discretion of Barclays Capital Inc. and Citigroup Global Markets Inc. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Increases in interest rates may cause the market price of our common units, or WES’s common units, to decline.

Interest rates may increase in the future, whether because of inflation, increased yields on U.S. Treasury obligations or otherwise. As is true with other master limited partnerships (the common units of which are often viewed by investors as yield-oriented securities), the price of our and WES’s common units are impacted by our and WES’s levels of cash distributions and implied distribution yields. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units or WES’s common units, and a rising interest rate environment could have an adverse impact on our unit price, WES’s unit price, and our and WES’s ability to make cash distributions at intended levels.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the filing of our annual report for the year ended December 31, 2013. Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ended December 31, 2012, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2017. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded partnership. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require our general partner to have a majority of independent directors on its board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

RISKS RELATED TO CONFLICTS OF INTEREST

WES GP owes duties to WES’s unitholders that may conflict with our interests, including in connection with the terms of contractual agreements, the determination of cash distributions to be made by WES, and the determination of whether WES should make acquisitions and on what terms.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including WES GP, on the one hand, and WES and its limited partners, on the other hand. The directors and officers of WES GP have duties to manage WES in a manner beneficial to us, as WES GP’s owner. At the same time, WES GP, as the general partner of WES, has a duty to manage WES in a manner beneficial to WES and its limited partners. The board of directors of WES GP or its special committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in connection with the following:

•	the terms and conditions of any contractual agreements between us and our affiliates, including Anadarko, on the one hand, and WES, on the other hand;

•	the determination of the amount of cash to be distributed to WES’s partners, including us, and the amount of cash to be reserved for the future conduct of WES’s business;

•	the determination of whether WES should make acquisitions and on what terms;

•

the determination of whether WES should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise;

•	any decision we make in the future to engage in business activities independent of WES; and

•	the allocation of shared overhead expenses to WES and us.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited its state law fiduciary duties to us and our unitholders, which may permit it to favor its own interests to the detriment of us and our unitholders.

Anadarko, the owner of our general partner, owns a 91.0% limited partner interest in us. Conflicts of interest may arise among our general partner and its affiliates (including Anadarko), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•

our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders;

•	our general partner determines whether or not we incur debt and that decision may affect our or WES’s credit ratings;

•

our general partner will have limited liability and fiduciary duties under our partnership agreement, which will restrict the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•

our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves will affect the amount of cash available for distribution to our unitholders;

•

our general partner determines the amount and timing of capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us; and

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Relationship with WES and WES GP” and “—Conflicts of Interest” in this Form 10-K.

The duties of our general partner’s officers and directors may conflict with their duties as officers and directors of WES GP.

Our general partner’s officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, Anadarko. However, a majority of our general partner’s directors and all of its officers are also officers and/or directors of WES GP, which has duties to manage the business of WES in a manner beneficial to WES and WES’s unitholders. Consequently, these directors and officers may encounter situations in which their obligations to WES on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our general partner’s officers, who are also the officers of WES GP and certain of whom are officers of Anadarko, will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of WES and/or Anadarko. These officers face conflicts regarding these time allocations that may adversely affect our or WES’s results of operations, cash flows, and financial condition.

Anadarko may compete with us or WES, which could adversely affect our or WES’s ability to grow and our or WES’s results of operations and cash available for distribution.

Anadarko is not restricted in its ability to compete with us or WES. If Anadarko competes with us or WES, our or WES’s results of operations and cash available for distribution may be adversely affected.

Our partnership agreement replaces our general partner’s fiduciary duties to our unitholders.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples of decisions that our general partner may make in its individual capacity include whether to exercise its limited call right, how to exercise its voting rights with respect to any common units it owns, whether to exercise its registration rights and whether to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

•

provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decisions were in the best interests of our partnership;

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the special committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•

provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

In order to become a limited partner of our partnership, our unitholders are required to agree to be bound by the provisions in our partnership agreement, including the provisions discussed above.

Our general partner has a call right that may require you to sell your common units at an undesirable time or price.

If at any time more than 95% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner’s affiliates own 91.0% of our common units.

Our general partner may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

Our general partner may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. If our general partner at any time were to decide to incur debt and secure its obligations or indebtedness by all or substantially all of our assets, and if our general partner were to be unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

RISKS INHERENT IN WES’S BUSINESS

WES is dependent on Anadarko for a substantial majority of the natural gas that it gathers, treats, processes and transports. A material reduction in Anadarko’s production that is gathered, treated, processed or transported by WES would result in a material decline in WES’s revenues and cash available for distribution.

WES relies on Anadarko for a substantial majority of the natural gas that it gathers, treats, processes and transports. Approximately 76% of WES’s total natural gas gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was comprised of natural gas production owned or controlled by Anadarko. Approximately 59% of WES’s total processing throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko. Anadarko may suffer a decrease in production volumes in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may reduce its drilling activity in WES’s areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

Because WES is substantially dependent on Anadarko as its primary customer and the ultimate owner of its general partner, any development that materially and adversely affects Anadarko’s operations, financial condition or market reputation could have a material and adverse impact on WES and us. Material adverse changes at Anadarko could restrict WES’s or our access to capital, make it more expensive to access the capital markets or increase the costs of WES’s or our borrowings.

WES is substantially dependent on Anadarko as its primary customer and the ultimate owner of its general partner and expects to derive a substantial majority of its revenues from Anadarko for the foreseeable future. As a result, any event, whether in WES’s area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect WES’s and our revenues and cash available for distribution. Accordingly, we and WES are indirectly subject to the business risks of Anadarko, some of which are the following:

•

the volatility of natural gas and oil prices, which could have a negative effect on the value of Anadarko’s oil and natural gas properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund Anadarko’s exploration and development activities;

•

a reduction in or reallocation of Anadarko’s capital budget, which could reduce the gathering, transportation and treating volumes available to WES as a midstream operator, limit WES’s midstream opportunities for organic growth or limit the inventory of midstream assets WES may acquire from Anadarko;

•	Anadarko’s ability to replace reserves;

•	Anadarko’s operations in foreign countries, which are subject to political, economic and other uncertainties;

•	Anadarko’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	losses from pending or future litigation.

Further, WES is subject to the risk of non-payment or non-performance by Anadarko, including with respect to its gathering and transportation agreements, its $260.0 million note receivable from Anadarko and its commodity price swap agreements. We cannot predict the extent to which Anadarko’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Anadarko’s ability to perform under its gathering and transportation agreements, note receivable or commodity price swap agreements. Further, unless and until WES receives full repayment of the $260.0 million note receivable from Anadarko, WES will be subject to the risk of non-payment or late payment of the interest payments and principal of the note. Accordingly, any material non-payment or non-performance by Anadarko could reduce WES’s ability to make distributions to its partners, including us. Also, due to our and WES’s relationship with Anadarko, our and WES’s ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Anadarko’s financial condition or adverse changes in its credit ratings.

Any material limitations on our or WES’s ability to access capital as a result of such adverse changes at Anadarko could limit our or WES’s ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Anadarko could negatively impact our or WES’s unit price, limiting our or WES’s ability to raise capital through equity issuances or debt financing, or could negatively affect our or WES’s ability to engage in, expand or pursue our or its business activities, and could also prevent us or WES from engaging in certain transactions that might otherwise be considered beneficial to us or WES.

Please see Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2012, for a full discussion of the risks associated with Anadarko’s business.

Because of the natural decline in production from existing wells, WES’s success depends on its ability to obtain new sources of natural gas, which is dependent on certain factors beyond WES’s control. Any decrease in the volumes of natural gas that WES gathers, processes, treats and transports could adversely affect its business and operating results.

The volumes that support WES’s business are dependent on, among other things, the level of production from natural gas wells connected to its gathering systems and processing and treatment facilities. This production will naturally decline over time. As a result, WES’s cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on its systems, WES must obtain new sources of natural gas. The primary factors affecting WES’s ability to obtain sources of natural gas include (i) the level of successful drilling activity near its systems, (ii) its ability to compete for volumes from successful new wells, to the extent such wells are not dedicated to its systems, and (iii) its ability to capture volumes currently gathered or processed by Anadarko or third parties.

While Anadarko has dedicated production from certain of its properties to WES, WES has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, WES has no control over Anadarko or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in commodity prices can also greatly affect investments by Anadarko and third parties in the development of new natural gas reserves. Declines in natural gas prices have had a negative impact on natural gas exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in WES’s areas of operation would lead to reduced utilization of its gathering, processing and treating assets.

Because of these factors, even if new natural gas reserves are known to exist in areas served by WES’s assets, producers (including Anadarko) may choose not to develop those reserves. Moreover, Anadarko may not develop the acreage it has dedicated to WES. If competition or reductions in drilling activity result in WES’s inability to maintain the current levels of throughput on its systems, it could reduce WES’s revenue and impair its ability to make cash distributions to its partners, including us.

Lower natural gas, NGL or oil prices could adversely affect WES’s business.

Lower natural gas, NGL or oil prices could impact natural gas and oil exploration and production activity levels and result in a decline in the production of natural gas and condensate, resulting in reduced throughput on WES’s systems. Any such decline could also potentially affect WES’s vendors’, suppliers’ and customers’ ability to continue operations. In addition, such a decline would reduce the amount of NGLs and condensate WES retains and sells. As a result, lower natural gas prices could have an adverse effect on WES’s business, results of operations, financial condition and its ability to make cash distributions to its partners, including us.

In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond WES’s control. For example, in recent years, market prices for natural gas have declined substantially from the highs achieved in 2008, and the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to this trend. Factors impacting commodity prices include the following:

•	domestic and worldwide economic conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered fields or deploy new technologies to existing fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported or a market for exported liquefied natural gas (“LNG”);

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials such as in the Mid-Continent or Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of natural gas, NGLs and other commodities.

WES’s strategies to reduce its exposure to changes in commodity prices may fail to protect WES and could negatively impact its financial condition, thereby reducing its cash flows and ability to make distributions to its partners, including us.

For the year ended December 31, 2012, approximately 34% of WES’s gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.

WES pursues various strategies to seek to reduce its exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016 to manage the commodity price risk otherwise inherent in its percent-of-proceeds and keep-whole contracts. To the extent that WES engages in price risk management activities such as the commodity price swap agreements, it may be prevented from realizing the full benefits of price increases above the levels set by those activities. In addition, WES’s commodity price management may expose it to the risk of financial loss in certain circumstances, including if the counterparties to its hedging or other price risk management contracts fail to perform under those arrangements.

On December 31, 2013, and on various dates thereafter, a portion of the commodity price swap agreements that WES has entered into with Anadarko will expire. WES may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, it may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement may be less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it is currently not exposed, because WES’s current commodity price swap agreements with Anadarko are based on actual WES volumes.

If WES is unable to effectively manage the risk associated with its contracts that have commodity price exposure, it could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

WES may not be able to obtain funding on acceptable terms or at all. This may hinder or prevent WES from meeting its future capital needs.

Global financial markets and economic conditions have been, and continue to be, volatile. While WES’s sector has rebounded from lows seen in 2008, the repricing of credit risk and the current relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. Further, WES may be unable to obtain adequate funding under the WES RCF if its lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, WES cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, WES may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on WES’s financial condition, results of operations, cash flows and ability to make cash distributions to its partners, including us.

Restrictions in the indentures governing WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”) and 4.000% Senior Notes due 2022 (the “2022 Notes” and, together with the 2021 Notes, the “WES Notes”) or the WES RCF may limit WES’s ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in the indentures governing the WES Notes and in the WES RCF and any future financing agreements could restrict WES’s ability to finance future operations or capital needs or to expand or pursue business activities associated with WES’s subsidiaries and equity investments. The indentures governing the WES Notes and/or the WES RCF contain covenants that restrict or limit WES’s ability to do the following:

•	incur additional indebtedness or guarantee other indebtedness;

•

grant liens to secure obligations other than its obligations under the WES Notes or the WES RCF or agree to restrictions on its ability to grant additional liens to secure its obligations under the WES Notes or the WES RCF;

•	engage in transactions with affiliates;

•	make any material change to the nature of its business from the midstream energy business; or

•	enter into a merger, consolidate, liquidate, wind up or dissolve.

The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions.

Debt WES owes or incurs in the future may limit its flexibility to obtain financing and to pursue other business opportunities.

WES’s indebtedness could have important consequences to WES, including the following:

•

its ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	its funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of its cash flows required to make interest payments on its debt;

•	it may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	its flexibility in responding to changing business and economic conditions may be limited.

WES’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond WES’s control. If WES’s operating results are not sufficient to service any future indebtedness, it will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. WES may not be able to effect any of these actions on satisfactory terms or at all.

If Anadarko were to limit transfers of midstream assets to WES or if WES were to be unable to make acquisitions on economically acceptable terms from Anadarko or third parties, WES’s future growth would be limited. In addition, any acquisitions WES makes may reduce, rather than increase, its cash generated from operations on a per-unit basis.

WES’s ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per-unit basis. The acquisition component of WES’s strategy is based, in large part, on its expectation of ongoing divestitures of midstream energy assets by industry participants, including, most notably, Anadarko. A material decrease in such divestitures would limit WES’s opportunities for future acquisitions and could adversely affect its ability to grow its operations and increase its distributions to unitholders.

If WES is unable to make accretive acquisitions from Anadarko or third parties, either because it is (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors, then its future growth and ability to increase distributions will be limited. Furthermore, even if WES makes acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per-unit basis.

Any acquisition involves potential risks, including the following, among other things:

•	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;

•	an inability to successfully integrate the acquired assets or businesses;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If WES consummates any future acquisitions, its capitalization and results of operations may change significantly.

The amount of cash WES has available for distribution to its partners, including us, depends primarily on its cash flows rather than on its profitability. As a result, WES may be prevented from making distributions, even during periods in which it records net income.

The amount of cash WES has available for distribution depends primarily upon its cash flows and not solely on profitability, which will be affected by capital expenditures and non-cash items. As a result, WES may make cash distributions for periods in which it records losses for financial accounting purposes and may not make cash distributions for periods in which it records net earnings for financial accounting purposes.

WES typically does not obtain independent evaluations of natural gas reserves connected to its systems. Therefore, in the future, volumes of natural gas on WES’s systems could be less than WES anticipates.

WES typically does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, WES does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to WES’s systems are less than WES anticipates, or the timeline for the development of reserves is greater than WES anticipates, and WES is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

WES’s industry is highly competitive, and increased competitive pressure could adversely affect its business and operating results.

WES competes with similar enterprises in its areas of operation. WES’s competitors may expand or construct midstream systems that would create additional competition for the services it provides to its customers. In addition, WES’s customers, including Anadarko, may develop their own midstream systems in lieu of using WES’s. WES’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. All of these competitive pressures could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

WES’s results of operations could be adversely affected by asset impairments.

If natural gas and NGL prices decrease, WES may be required to write down the value of its midstream properties if the estimated future cash flows from these properties fall below their net book value. Because WES is an affiliate of Anadarko, the assets WES acquires from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, WES may be at an increased risk for impairments because the initial book values of substantially all of its assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts WES paid to acquire such assets.

Further, at December 31, 2012, WES had approximately $87.9 million of goodwill on its balance sheet. Similar to the carrying value of the assets WES acquired from Anadarko, WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.

Goodwill is not amortized, but instead must be tested at least annually for impairments, and more frequently when circumstances indicate likely impairments, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments that could have a substantial negative effect on WES’s profitability, such as if WES is unable to maintain the throughput on its asset base or if other adverse events, such as sustained lower oil and natural gas prices, reduce the fair value of the associated reporting unit. Future non-cash asset impairments could negatively affect WES’s results of operations.

If third-party pipelines or other facilities interconnected to WES’s gathering, transportation, treating or processing systems become partially or fully unavailable, or if the volumes WES gathers or transports do not meet the quality requirements of such pipelines or facilities, WES’s revenues and cash available for distribution could be adversely affected.

WES’s natural gas gathering, transportation, treating and processing systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within WES’s control. If any of these pipelines or facilities becomes unable to transport, treat or process natural gas or NGLs, or if the volumes WES gathers or transports do not meet the quality requirements of such pipelines or facilities, WES’s revenues and cash available for distribution could be adversely affected.

WES’s interstate natural gas transportation assets and operations are subject to regulation by FERC, which could have an adverse effect on WES’s revenues and WES’s ability to make distributions.

MIGC, an interstate natural gas transportation system owned by WES, is subject to regulation by FERC under the NGA and the EPAct 2005. Under the NGA, FERC has the authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as:

•	rates, services and terms and conditions of service;

•	the certification and construction of new facilities;

•	the acquisition, extension, disposition or abandonment of facilities;

•	the maintenance of accounts and records;

•	relationships between affiliated companies involved in certain aspects of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas.

FERC allows natural gas companies to recover an allowance for income taxes in rates only to the extent the natural gas company or its owners, such as WES’s unitholders, are subject to U.S. income tax. This policy affects whom WES allows to own its units, and if WES is not successful in limiting ownership of its units to persons or entities subject to U.S. income tax, WES’s FERC-regulated rates and revenues could be adversely affected.

In addition, if WES fails to comply with all applicable FERC-administered statutes, rules, regulations and orders, WES could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause WES’s revenues to decline and operating expenses to increase.

WES believes that its natural gas pipelines, other than MIGC, meet the traditional tests FERC has used to determine if a pipeline is a gathering pipeline and are, therefore, not subject to FERC jurisdiction although FERC has not made any determinations with respect to the jurisdictional status of any of WES’s pipelines other than MIGC. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of ongoing litigation and, over time, FERC policy concerning which activities it regulates and which activities are excluded from its regulation has changed. FERC makes jurisdictional determinations for both natural gas gathering and liquids lines on a case-by-case basis. The classification and regulation of WES’s gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause its revenues to decline and operating expenses to increase.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for WES’s midstream services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and recently released draft permitting guidance for hydraulic fracturing using diesel in fracturing fluids in those states where the EPA is the permitting authority. In addition, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Congress continues to consider legislation to amend the SDWA.

Certain states in which WES operates, including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In December 2011, the Colorado Oil and Gas Conservation Commission adopted rules requiring hydraulic fracturing operators to disclose information about wells and fracturing fluid to the public. The Texas Railroad Commission also adopted rules in December 2011 requiring that the well operator disclose the list of chemicals used in their hydraulic fracturing operations together with the hydraulic fracturing fluid used. In Wyoming, operators are required to disclose information about chemical additives used in their hydraulic fracturing operations and well stimulations. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event that federal, state, local or municipal legal restrictions are adopted in areas where WES’s oil and gas exploration and production customers operate, those operators may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of natural gas wells, which events could decrease the need for WES’s midstream services and could adversely affect its financial position, results of operations and cash flows, and ability to make distributions to its partners, including us. Increased regulation of the hydraulic fracturing process could also lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques.

Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report for public comment and peer review by 2014. In addition, in May 2012, the U.S. Department of the Interior, through its Bureau of Land Management, released a draft rule regarding hydraulic fracturing on federal and Native American trust lands that would require disclosure of chemicals used in the fracturing process and establish minimum criteria for well-bore integrity and disposal of flowback water generated during the fracturing process. These studies, depending on the degree to which they are pursued and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Climate change legislation or regulatory initiatives could increase WES’s operating and capital costs and could have the indirect effect of decreasing throughput available to WES’s systems or demand for the products it gathers, processes and transports.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are GHGs. In December 2009, the EPA issued an Endangerment Finding which determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its finding, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that establish Title V and PSD permitting requirements for large sources of GHGs. Sources subject to these permitting requirements may be required to install BACT to limit emissions of GHGs, which is determined on a case by case basis by the state or EPA permitting agency and has generally required efficient combustion requirements. Compliance with these permitting programs could restrict or delay WES’s ability to obtain air permits for new or modified sources. The EPA has also adopted rules establishing a reporting program requiring the monitoring and reporting of GHG emissions from specified large GHG emissions sources in the United States, including onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution facilities, on an annual basis. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and numerous states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The increased costs of operations or delays in drilling that could be associated with climate change legislation may reduce drilling activity by Anadarko or third-party producers in WES’s areas of operation, with the effect of reducing the throughput available to its systems. Further, the adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from WES’s equipment and operations could require WES to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas and NGLs WES gathers and processes. Such developments could materially adversely affect WES’s revenues, results of operations and cash available for distribution to its partners, including us.

Derivatives legislation could have an adverse effect on WES’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as WES or Anadarko, that participate in that market. In its rulemaking under the new legislation, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require WES to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its commodity price management activities, although the application of those provisions to WES is uncertain at this time. The financial reform legislation may also require some counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect WES’s available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks WES encounters, reduce WES’s ability to monetize or restructure its existing commodity price contracts, and increase WES’s exposure to less creditworthy counterparties. If WES reduces its use of commodity price contracts as a result of the legislation and regulations, WES’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect WES’s ability to plan for and fund capital expenditures and make cash distributions to WES’s partners, including us.

WES may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the 2011 Pipeline Safety Act, the DOT through the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm. The regulations require the operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. At this time, WES cannot predict the ultimate cost of compliance with this regulation, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause WES to incur significant and unanticipated capital and operating expenditures or repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of its gathering and transmission lines.

Pipeline safety laws and regulations expanding integrity management programs or requiring the use of certain safety technologies could require WES to use more comprehensive and stringent safety controls and subject WES to increased capital and operating costs.

On January 3, 2012, President Obama signed the 2011 Pipeline Safety Act, which, among other things, increases the maximum civil penalty for pipeline safety violations from $100,000 to $200,000 per violation per day of violation and from $1 million to $2 million for a related series of violations, and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. On August 13, 2012, the PHMSA published a proposed rulemaking consistent with the signed act that, once finalized, will update the maximum administrative civil penalties for violation of the pipeline safety regulations to conform to current law. Also, in June 2011, the PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities. In addition, the PHMSA published a final rule in May 2011 expanding pipeline safety requirements including added reporting obligations and integrity management standards to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require WES to install new or modified safety controls, pursue added capital projects, or conduct maintenance programs on an accelerated basis, all of which could require WES to incur increased operational costs that could be significant and have a material adverse effect on its financial position or results of operations and ability to make distributions to its partners, including us.

WES is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

WES’s operations are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include the following:

•	the federal Clean Air Act and analogous state laws that impose obligations related to emissions of air pollutants;

•

the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that require and regulate the cleanup of hazardous substances that have been released at properties currently or previously owned or operated by WES or at locations to which WES’s wastes are or have been transported for disposal;

•	the federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws that regulate discharges from WES’s facilities into state and federal waters, including wetlands;

•	the federal Resources Conservation and Recovery Act and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from WES’s facilities; and

•	the federal Toxic Substances Control Act and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at WES’s facilities.

These laws and regulations may impose numerous obligations that are applicable to WES’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from WES’s pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from WES’s operations or existing at its owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of WES’s operations.

There is an inherent risk of incurring significant environmental costs and liabilities in connection with WES’s operations due to historical industry operations and waste disposal practices, WES’s handling of hydrocarbon wastes and potential emissions and discharges related to its operations. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of substances or wastes on, under or from WES’s properties and facilities, many of which have been used for midstream activities for many years, often by third parties not under WES’s control. Private parties, including the owners of the properties through which WES’s gathering or transportation systems pass and facilities where WES’s wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on WES’s results of operations or financial condition. Finally, future federal and/or state restrictions, caps, or taxes on GHG emissions that may be passed in response to climate change or hydraulic fracturing concerns may impose additional capital investment requirements, increase WES’s operating costs and reduce the demand for its services.

WES’s construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect its results of operations and financial condition.

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. Construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, including excessive levels of dust or noise or increased traffic congestion. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect its results of operations and financial condition. In addition, the construction of additions to WES’s existing assets may require it to obtain new rights-of-way. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s cash flows could be adversely affected.

WES has partial ownership interests in joint venture legal entities, which affect its ability to operate and/or control these entities. In addition, WES may be unable to control the amount of cash it will receive or retain from the operation of these entities and WES could be required to contribute significant cash to fund its share of their operations, which could adversely affect WES’s ability to distribute cash to its partners, including us.

WES’s inability, or limited ability, to control the operations and/or management of joint venture legal entities in which it has a partial ownership interest may result in WES receiving or retaining less than the amount of cash it expects. WES also may be unable, or limited in its ability, to cause any such entity to effect significant transactions such as large expenditures or contractual commitments, the construction or acquisition of assets, or the borrowing of money.

In addition, for the Fort Union, White Cliffs and Rendezvous entities in which WES has a minority ownership interest, WES will be unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that WES may be required to fund. Further, Fort Union, White Cliffs or Rendezvous may establish reserves for working capital, capital projects, environmental matters and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could significantly and adversely impact WES’s ability to make cash distributions to its partners, including us.

Further, in connection with the acquisition of its membership interest in Chipeta, WES became party to Chipeta’s limited liability company agreement, as amended and restated (the “Chipeta LLC Agreement”). Among other things, the Chipeta LLC agreement provides that to the extent available, Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, to its members quarterly in accordance with those members’ membership interests. Accordingly, WES may be required to distribute a portion of Chipeta’s cash balances, which are included in the cash balances in its consolidated balance sheets, to the other Chipeta members.

WES does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to WES’s operations.

WES does not own all of the land on which its pipelines and facilities have been constructed, and WES is, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if WES does not have valid rights-of-way or if such rights-of-way lapse or terminate. WES obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. WES’s loss of these rights, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to WES’s partners, including us.

WES’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs for which WES is not fully insured, its operations and financial results could be adversely affected.

WES’s operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, condensate and NGLs, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	leaks of natural gas containing hazardous quantities of hydrogen sulfide from WES’s Pinnacle gathering system or Bethel treating facility;

•	fires and explosions; and

•	other hazards that could also result in personal injury, loss of life, pollution and/or suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of WES’s operations. A natural disaster or other hazard affecting the areas in which WES operates could have a material adverse effect on its operations. WES is not fully insured against all risks inherent in its business. For example, WES does not have any property insurance on its underground pipeline systems that would cover damage to the pipelines. In addition, although WES is insured for environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, WES may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which WES is not fully insured, it could adversely affect WES’s operations and financial condition. Furthermore, WES may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of WES’s insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, WES may be unable to recover from prior owners of its assets, pursuant to certain indemnification rights, for potential environmental liabilities.

WES is exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to WES’s gathering, processing and transportation agreements, could reduce WES’s ability to make distributions to its unitholders.

On some of its systems, WES relies on a significant number of third-party customers for substantially all of its revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could reduce WES’s ability to make cash distributions to its partners, including us.

The loss of, or difficulty in attracting and retaining, experienced personnel could reduce WES’s competitiveness and prospects for future success.

The successful execution of WES’s growth strategy and other activities integral to its operations will depend, in part, on WES’s ability to attract and retain experienced engineering, operating, commercial and other professionals. Competition for such professionals is intense. If WES cannot retain its technical personnel or attract additional experienced technical personnel, WES’s ability to compete could be adversely impacted.

WES is required to deduct estimated future maintenance capital expenditures from operating surplus, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

WES’s partnership agreement requires it to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by WES’s special committee at least once a year. In years when WES’s estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to us will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If WES underestimates the appropriate level of estimated maintenance capital expenditures, it may have less cash available for distribution in future periods when actual capital expenditures begin to exceed its previous estimates. Over time, if WES does not set aside sufficient cash reserves or have sufficient sources of financing available to make the expenditures required to maintain its asset base, WES may be unable to pay distributions at the anticipated level and could be required to reduce its distributions.

TAX RISKS TO OUR COMMON UNITHOLDERS

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us and WES, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we and WES rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or WES to meet the expectation for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

Our taxation as a flow-through entity depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. Likewise, WES’s taxation as a flow-through entity depends on its status as a partnership for U.S. federal income tax purposes, as well as WES not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat WES or us as a corporation for federal income tax purposes or either WES or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our and WES’s being treated as partnerships for U.S. federal income tax purposes. Despite the fact that we and WES are organized as limited partnerships under Delaware law, it is possible in certain circumstances for a partnership such as us or WES to be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement and is not treated as an investment company. Based upon WES’s current operations, we believe we and WES satisfy the qualifying income requirement, and we and WES are not treated as investment companies. Failing to meet the qualifying income requirement, being treated as an investment company, a change in our or WES’s business activities, or a change in current law could cause us or WES to be treated as a corporation for federal income tax purposes or otherwise subject us or WES to taxation as an entity. Neither we nor WES have requested or plan to request a ruling from the IRS on these or any other tax matters affecting the partnership tax treatment of us or WES.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

If WES were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxable again as corporate distributions, and, in general, no income, gains, losses, deductions, or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and the value of our investment in WES, likely causing a substantial reduction in the value of our common units.

At the state level, were we or WES to be subject to federal income tax, we or WES would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, WES is subject to an entity-level tax on any portion of its income that is generated in Texas in the prior year. Imposition of any additional such taxes on us or WES or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

You are required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, you are required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the constructive termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Anadarko indirectly owns more than 50% of the total interests in our capital and profits, and we directly and indirectly own more than 50% of the total interests in the capital and profits of WES. Therefore, a transfer of all or a portion of Anadarko’s indirect interests in us could result in a constructive termination of us as a partnership for federal income tax purposes as well as a constructive termination of WES as a partnership for federal income tax purposes due to the deemed transfer of our interests in WES as a result of our termination. A constructive termination of us as a partnership for federal income tax purposes would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income, including our share of the taxable income of WES to the extent WES is also treated as having terminated as a partnership for federal income tax purposes. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A constructive termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes, and non-U.S. persons are required to file U.S. federal tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we or WES take, the market for our common units or WES’s common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

The IRS may adopt positions that differ from the positions we or WES take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or WES take. A court may not agree with some or all of the positions we or WES take. Any contest by the IRS may materially and adversely impact the market for our common units or WES’s common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

WES has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of WES. The IRS may challenge this treatment, which could adversely affect the value of WES’s common units and our common units.

When we or WES issue additional units or engage in certain other transactions, we or WES determine the fair market value of our respective assets and allocate any unrealized gain or loss attributable to such assets to the capital accounts of WES’s unitholders and us. Although WES may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, WES makes many of the fair market value estimates of their assets themselves using a methodology based on the market value of their common units as a means to measure the fair market value of their assets. WES’s methodology may be viewed as understating the value of WES’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain WES unitholders and us, which may be unfavorable to such WES unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to WES’s tangible assets and a lesser portion allocated to WES’s intangible assets. The IRS may challenge WES’s valuation methods, WES’s allocation of Section 743(b) adjustment attributable to WES’s tangible and intangible assets, or allocations of income, gain, loss and deduction between us and certain of WES’s unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders, or WES’s unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or WES’s unitholders and could have a negative impact on the value of our common units or those of WES or result in audit adjustments to the tax returns of our or WES’s unitholders without the benefit of additional deductions.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (i.e. a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or WES conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. As we or WES make acquisitions or expand our business, we or WES may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We are not engaged in any material litigation. WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which final disposition could have a material adverse effect on its results of operations, cash flows or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K. WES is party to various administrative and regulatory proceedings that have arisen in the ordinary course of its business. Please see Items 1 and 2 of this Form 10-K for more information.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange under the symbol “WGP” and we closed our offering on December 12, 2012, at an initial offering price of $22.00 per common unit. Prior to December 12, 2012, our equity securities were not listed on any exchange or traded in any public market. The following table sets forth the high and low sales prices of the common units for the period presented:

December 12 - 31, 2012
High Price	$31.95
Low Price	$27.12

As of March 25, 2013, there were approximately 2 unitholders of record of WGP’s common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

USE OF PROCEEDS FROM SALE OF SECURITIES

Initial public offering. On December 12, 2012, we closed our IPO of 17,181,000 common units at a price of $22.00 per common unit generating net proceeds of $412.0 million. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,577,150 common units resulting in an aggregate offering of 19,758,150 common units. Pursuant to a unit purchase agreement among us, WES and WES GP, we used $409.4 million of the net proceeds from the IPO to purchase 8,722,966 WES common units, and made a corresponding capital contribution to WES on behalf of WES GP to allow WES GP to maintain its 2.0% general partner interest in WES, in exchange for 178,019 WES GP units, in each case at a price of $46.00 per unit.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”), which permits the issuance of up to 3,000,000 units, all of which remain available for future issuance as of December 31, 2012. Please read the information under Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions.

Available cash. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 55 days of the end of each quarter, beginning with the quarter ending December 31, 2012. Available cash consists of cash on hand plus (if our general partner so determines) all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business (including to satisfy general, administrative and other expenses and any debt service requirements); to permit WES GP, our wholly owned subsidiary, to make capital contributions to WES if we choose to maintain our 2.0% general partner interest upon the issuance of additional partnership securities by WES; to comply with applicable laws, any of our future debt instruments or other agreements; or to provide funds for distributions to our unitholders for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to unitholders.

General partner interest. Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

Item 6.  Selected Financial and Operating Data

Western Gas Equity Partners, LP (“WGP”), is a master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “our,” “us” or like terms, refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC (“WES GP”) and WES, as the context requires. Our common units are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “WGP.” Western Gas Equity Holdings, LLC (“WGP GP”) is our general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation.

Western Gas Partners, LP (“WES”) is a publicly traded master limited partnership engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. The general partner of WES is Western Gas Holdings, LLC (“WES GP”). “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Chipeta” refers to Chipeta Processing LLC and “additional Chipeta interest” refers to the August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.

In May 2008, concurrently with the closing of the initial public offering (“IPO”) of WES, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”), which we refer to as the “initial assets.” In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, WES completed the acquisition of a 51% membership interest in Chipeta from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets were closed in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs, which consisted of a 9.6% third-party interest, and a 0.4% interest from Anadarko, and are referred to collectively as the “White Cliffs acquisition.” The interest in White Cliffs is referred to as the “White Cliffs investment.”

In connection with the August 23, 2006, acquisition of Western Gas Resources, Inc. (“Western”), Anadarko acquired MIGC, the Powder River assets, the Granger assets and the assets of Mountain Gas Resources, LLC (“MGR”). Anadarko acquired the Wattenberg assets and a 75% interest in Chipeta in connection with its August 10, 2006, acquisition of Kerr-McGee Corporation (“Kerr-McGee”). Anadarko made its initial investment in White Cliffs on January 29, 2007. In February 2011, WES acquired the Platte Valley gathering system and processing plant from a third party, and in July 2011, WES acquired the Bison gas treating facility from Anadarko. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010. In January 2012, WES acquired MGR from Anadarko, including the Red Desert complex and the 22% interest in Rendezvous. In August 2012, WES acquired the additional Chipeta interest from Anadarko, receiving distributions related to the additional interest effective July 1, 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Because we own and control WES GP and our general partner is owned and controlled by Anadarko, WES’s acquisitions from Anadarko are considered transfers of net assets between entities under common control. As such, the assets WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which does not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such assets as of the date of common control. Our consolidated financial statements include (i) the combined financial results and operations of AGC and PGT from their inception through the closing date of WES’s IPO and (ii) the consolidated financial results and operations of WES from the closing date of WES’s IPO combined with (a) the financial results and operations of MIGC, the Powder River assets, the Granger assets and the MGR assets from August 23, 2006, (b) the financial results and operations of the Chipeta and Wattenberg assets from August 10, 2006, (c) the 0.4% interest in White Cliffs from January 29, 2007, and (d) the financial results and operations of the Bison assets from 2009 (when Anadarko began construction of such assets, which were subsequently placed in service in June 2010). Effective August 1, 2012, noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. References to the “WES assets” refer to the assets indirectly owned by us through our partnership interests in WES as of December 31, 2012.

The following table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. The information in the following table should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K:

thousands except per-unit data, throughput and gross margin per Mcf	Summary Financial Information
	2012	2011	2010	2009	2008
Statement of Income Data (for the year ended):
Total revenues	$849,440	$823,265	$663,274	$619,764	$922,314
Costs and expenses	584,693	502,168	394,276	392,808	615,456
Depreciation, amortization and impairments	117,261	111,904	91,010	90,692	116,381

Total operating expenses	701,954	614,072	485,286	483,500	731,837

Operating income	147,486	209,193	177,988	136,264	190,477
Interest income (expense), net	(25,160)	(1,785)	1,449	10,762	13,110
Other income (expense), net	292	(44)	(538)	1,628	1,549
Income tax expense (1)	29,452	45,664	51,464	39,667	65,343

Net income	93,166	161,700	127,435	108,987	139,793
Net income attributable to noncontrolling interests (2)	59,181	86,057	63,495	36,772	24,166

Net income attributable to Western Gas Equity Partners, LP	$33,985	$75,643	$63,940	$72,215	$115,627

Limited partners’ interest in net income (3)	$2,809
Net income per common unit (basic and diluted) (3)	$0.01

Balance Sheet Data (at period end):
Net property, plant and equipment	$2,473,375	$2,052,224	$1,753,762	$1,714,006	$1,693,735
Total assets	3,476,954	2,837,626	2,263,094	2,246,321	2,202,023
Total long-term liabilities	1,238,328	1,258,450	1,021,737	785,952	680,319
Total equity and partners’ capital	$2,080,419	$1,466,954	$1,182,658	$1,408,882	$1,442,894

Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$186,107	$273,222	$221,331	$186,422	$266,287
Investing activities	(1,071,127)	(472,951)	(885,507)	(223,128)	(607,455)
Financing activities	1,081,017	399,214	621,266	70,616	377,268
Capital expenditures	$459,306	$142,946	$138,000	$121,295	$164,360

Operating Data (volumes in MMcf/d):
Gathering, treating and transportation throughput (4)	1,238	1,321	1,181	1,229	1,339
Processing throughput (5)	1,187	962	815	808	557
Equity investment throughput (6)	235	198	228	225	304

Total throughput	2,660	2,481	2,224	2,262	2,200
Throughput attributable to noncontrolling interests	228	242	197	180	124

Throughput attributable to Western Gas Partners, LP	2,432	2,239	2,027	2,082	2,076

(1)

Prior to our conversion from WGR Holdings, LLC to a limited partnership in September 2012, we were a single-member limited liability company, required to reflect our income tax expense and liability on a separate-return basis. Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are subsequently not subject to U.S. federal and state income taxes, except for Texas margin tax. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)

Represents the publicly held common units of WES and our noncontrolling interests in Chipeta that were held by Anadarko and a third-party member. Effective August 1, 2012, we acquired Anadarko’s remaining interest in Chipeta, accounted for on a prospective basis. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)

Includes financial results after our IPO on December 12, 2012. Results for the periods prior to our IPO are attributable to subsidiaries of Anadarko. Net income per common unit (basic and diluted) for the 20-day period beginning on the date our IPO closed through December 31, 2012, was calculated using the number of common units outstanding after the IPO. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

Excludes average NGL pipeline volumes from the Chipeta assets of 25 MBbls/d, 24 MBbls/d, 14 MBbls/d, 11 MBbls/d and 3 MBbls/d for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Includes 100% of Wattenberg system volumes for all periods presented.

(5)

Consists of 100% of Chipeta and Hilight system volumes, 100% of the Granger and Red Desert complex volumes, 50% of Newcastle volumes, and throughput beginning March 2011 attributable to the Platte Valley system.

(6)

Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes and excludes 6 MBbls/d, 4 MBbls/d and 3 MBbls/d of average oil pipeline volumes for the years ended December 31, 2012, 2011 and 2010, respectively, representing WES’s 10% share of average White Cliffs pipeline volumes. WES’s 10% share of White Cliffs volumes for 2009 was not material. The White Cliffs pipeline was placed in service in 2009 therefore no volumes were excluded for 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a master limited partnership and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware master limited partnership (“MLP”) organized by Anadarko to own, operate, acquire and develop midstream energy assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. WES currently owns assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma) and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of December 31, 2012, WES’s assets consisted of thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline, one intrastate natural gas pipeline and interests accounted for under the equity method in two gas gathering systems and a crude oil pipeline. See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 within this Form 10-K.

Significant financial highlights during the year ended December 31, 2012, include the following:

•

On December 12, 2012, we closed our IPO of 19,758,150 common units, including 2,577,150 common units issued upon the exercise of the underwriters’ over-allotment option in full, at a price of $22.00 per common unit. We used $409.4 million of the net proceeds from our IPO to purchase 8,722,966 common units from WES, and to make a corresponding capital contribution to WES on behalf of WES GP to allow WES GP to maintain its 2.0% general partner interest in WES, in exchange for 178,019 general partner units, in each case at a price of $46.00 per unit.

•

WES issued $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022. Net proceeds were used to repay all amounts then outstanding under the revolving credit facility (“WES RCF”) and the note payable to Anadarko, with the remaining net proceeds used for general partnership purposes. See Liquidity and Capital Resources within this Item 7 for additional information.

•

WES issued 5,000,000 common units to the public, generating net proceeds of $216.4 million, including WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds were used for general partnership purposes, including the funding of capital expenditures. See Equity Offerings under Items 1 and 2 of this Form 10-K for additional information.

•

WES completed the acquisition of Anadarko’s MGR assets located in Southwestern Wyoming in January and the acquisition of Anadarko’s then remaining 24% interest in Chipeta in August. See Acquisitions under Items 1 and 2 of this Form 10-K for additional information.

•

WES announced two growth projects: (i) the expansion of its processing capacity by 300 MMcf/d at the Wattenberg system with the construction of the Lancaster plant, and (ii) the construction of a new 200 MMcf/d cryogenic processing plant in the Maverick Basin, referred to as the Brasada plant. Startup is anticipated in the first quarter of 2014 for the Lancaster plant and the second quarter of 2013 for the Brasada plant. See Liquidity and Capital Resources within this Item 7 for additional information.

•

WES raised its distribution to $0.52 per unit for the fourth quarter of 2012, representing a 4% increase over the distribution for the third quarter of 2012, an 18% increase over the distribution for the fourth quarter of 2011, and its fifteenth consecutive quarterly increase.

Significant operational highlights during the year ended December 31, 2012, include the following:

•	Throughput attributable to WES totaled 2,432 MMcf/d for the year ended December 31, 2012, representing a 9% increase compared to the year ended December 31, 2011.

•

Gross margin (total revenues less cost of product) attributable to WES averaged $0.55 per Mcf for the year ended December 31, 2012, representing a 5% decrease compared to the year ended December 31, 2011.

WES’S OPERATIONS

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements, and notes to consolidated financial statements, in which Western Gas Partners, LP is fully consolidated, which are included in Item 8 of this Form 10-K. For purposes of this report, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (the “general partner” or “GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of Western Gas Partners, LP (“WES”) is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”).

Because we own and control WES GP and our general partner is owned and controlled by Anadarko, WES’s acquisitions of assets from Anadarko have been considered a transfer of net assets between entities under common control. As such, the assets WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such assets as of the date of common control. Our consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

WES’s results are driven primarily by the volumes of natural gas and NGLs WES gathers, processes, treats or transports through its systems. For the year ended December 31, 2012, approximately 79% of total revenues and 68% of throughput (excluding equity investment revenues and throughput) were attributable to transactions with Anadarko.

In WES’s gathering operations, it contracts with producers and customers to gather natural gas from individual wells located near its gathering systems. WES connects wells to gathering lines through which natural gas may be compressed and delivered to a processing plant, treating facility or downstream pipeline, and ultimately to end users. WES also treats a significant portion of the natural gas that it gathers so that it will satisfy required specifications for pipeline transportation.

WES received significant dedications from its largest customer, Anadarko, solely with respect to its Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems. Specifically, pursuant to the terms of WES’s applicable gathering agreements, Anadarko has dedicated all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems, as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems.

For the year ended December 31, 2012, approximately 66% of WES’s gross margin was attributed to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas WES gathers, processes, treats or transports. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements. Fee-based gross margin includes equity income from WES’s interests in Fort Union, White Cliffs and Rendezvous.

For the year ended December 31, 2012, approximately 34% of WES’s gross margin, including gross margin attributable to condensate sales, was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which WES has commodity price exposure. A substantial majority of the commodity price risk associated with its percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko. For the year ended December 31, 2012, approximately 97% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

WES also has indirect exposure to commodity price risk in that persistent low natural gas prices have caused and may continue to cause current or potential customers to delay drilling or shut in production in certain areas, which would reduce the volumes of natural gas available for WES’s systems. WES also bears a limited degree of commodity price risk through settlement of natural gas imbalances. Please read Item 7A of this Form 10-K.

As a result of acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly for 2012, 2011 and 2010 as compared to future periods. Please see the caption Items Affecting the Comparability of Financial Results—Western Gas Partnership, LP, set forth below in this Item 7.

HOW WES EVALUATES ITS OPERATIONS

WES’s management relies on certain financial and operational metrics to analyze its performance. These metrics are significant factors in assessing WES’s operating results and profitability and include (1) throughput, (2) gross margin, (3) operating and maintenance expenses, (4) general and administrative expenses, (5) Adjusted EBITDA (as defined below) and (6) Distributable cash flow (as defined below).

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s gathering and processing systems, WES must connect additional wells to its systems. WES’s success in maintaining or increasing throughput is impacted by successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas volumes currently gathered, processed or treated by its competitors. During the year ended December 31, 2012, WES added 139 receipt points to its systems with initial throughput of approximately 1.7 MMcf/d per receipt point.

Gross margin. WES defines gross margin as total revenues less cost of product. WES considers gross margin to provide information useful in assessing its results of operations and its ability to internally fund capital expenditures and to service or incur additional debt. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to WES’s percent-of-proceeds and keep-whole processing contracts, (ii) costs associated with the valuation of WES’s gas imbalances, (iii) costs associated with WES’s obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by WES and sold to third parties, and (iv) costs associated with WES’s fuel-tracking mechanism, which tracks the difference between actual fuel usage and loss, and amounts recovered for estimated fuel usage and loss pursuant to its contracts. These expenses are subject to variability, although WES’s exposure to commodity price risk attributable to purchases and sales of natural gas, condensate and NGLs is mitigated through its commodity price swap agreements with Anadarko.

Operating and maintenance expenses. WES monitors operating and maintenance expenses to assess the impact of such costs on the profitability of its assets and to evaluate the overall efficiency of its operations. Operation and maintenance expenses include, among other things, field labor, insurance, repair and maintenance, equipment rentals, contract services, utility costs and services provided to WES or on its behalf. For periods commencing on and subsequent to WES’s acquisition of its assets, certain of these expenses are incurred under and governed by WES’s services and secondment agreement with Anadarko.

General and administrative expenses. To help ensure the appropriateness of WES’s general and administrative expenses and maximize its cash available for distribution, WES monitors such expenses through comparison to prior periods, to the annual budget approved by WES GP’s board of directors, as well as to general and administrative expenses incurred by similar midstream companies. General and administrative expenses for periods prior to WES’s acquisition of the WES assets include amounts attributable to costs incurred on WES’s behalf and allocations of general and administrative costs by Anadarko and WES GP to WES. For periods subsequent to the acquisition of the WES assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with WES’s partnership agreement and WES’s omnibus agreement. Amounts required to be reimbursed to Anadarko under WES’s omnibus agreement also include those expenses attributable to its status as a publicly traded partnership, such as the following:

•	expenses associated with annual and quarterly reporting;

•	tax return and Schedule K-1 preparation and distribution expenses;

•	expenses associated with listing on the New York Stock Exchange; and

•	independent auditor fees, legal expenses, investor relations expenses, director fees, and registrar and transfer agent fees.

See further detail under Items Affecting the Comparability of Financial Results —Western Gas Partners, LP — General and administrative expenses below and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Non-GAAP financial measures

Adjusted EBITDA. WES defines “Adjusted EBITDA” as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, expense in excess of the expense reimbursement cap provided in WES’s omnibus agreement (which cap is no longer effective), interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

•	WES’s operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to financing methods, capital structure or historical cost basis;

•	the ability of WES’s assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, management can quickly compute the Coverage ratio of estimated cash flows to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.

Distributable cash flow should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Furthermore, while Distributable cash flow is a measure WES uses to assess its ability to make distributions to its unitholders, it should not be viewed as indicative of the actual amount of cash that WES has available for distributions or that it plans to distribute for a given period.

Reconciliation to GAAP measures. Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and the GAAP measure most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP or net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. Our definitions of Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.

WES management compensates for the limitations of Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted EBITDA and Distributable cash flow compared to (as applicable) net income and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. WES believes that investors benefit from having access to the same financial measures that its management uses in evaluating its operating results.

The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and (b) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income attributable to Western Gas Partners, LP:

	Year Ended December 31,
thousands	2012	2011	2010
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Less:
Distributions from equity investees	20,660	15,999	10,973
Non-cash equity-based compensation expense (1)	73,508	13,754	4,787
Expenses in excess of omnibus cap	—	—	133
Interest expense	42,060	30,345	18,794
Income tax expense	1,258	19,018	21,702
Depreciation, amortization and impairments (2)	114,932	109,151	88,188
Other expense (2)	1,665	3,683	2,393
Add:
Equity income, net	16,111	11,261	7,628
Interest income, net – affiliates	16,900	28,560	20,243
Other income (2) (3)	368	2,049	267

Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Adjusted EBITDA attributable to noncontrolling interests of Western Gas Partners, LP	17,214	16,850	13,823
Interest income (expense), net	(25,160)	(1,785)	1,449
Expenses in excess of omnibus cap	—	—	(133)
Non-cash equity based compensation expense (1)	(69,791)	(10,264)	(2,220)
Debt-related amortization and other items, net	2,319	3,110	1,705
Current income tax expense	(553)	(16,414)	(12,114)
Other income (expense), net (3)	(1,292)	(1,628)	(2,122)
Distributions from equity investees less than
(in excess of) equity income, net	(4,549)	(4,738)	(3,345)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable and natural gas imbalance receivable	(14,219)	(13,260)	802
Accounts payable, accrued liabilities and natural gas imbalance payable	11,622	29,625	601
Other	3,392	1,352	279

Net cash provided by operating activities	$246,673	$327,171	$263,749

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$246,673	$327,171	$263,749
Net cash used in investing activities	$(1,071,127)	$(472,951)	$(885,507)
Net cash provided by financing activities	$1,017,876	$345,265	$578,848

(1)

Includes $69.8 million of equity-based compensation associated with the Incentive Plan (as defined in Note 1—Summary of Significant Accounting Policies and further described in Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko during the year ended December 31, 2012.

(2)	Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.
(3)

Excludes income of $1.6 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

	Year Ended December 31,
thousands except Coverage ratio	2012		2011	2010
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$264,435		$281,975	$237,769
Less:
Distributions from equity investees	20,660		15,999	10,973
Non-cash equity-based compensation expense (1)	73,508		13,754	4,787
Expenses in excess of omnibus cap	—		—	133
Interest expense, net (non-cash settled)	326		—	—
Income tax expense	1,258		19,018	21,702
Depreciation, amortization and impairments (2)	114,932		109,151	88,188
Other expense (2)	1,665		3,683	2,393
Add:
Equity income, net	16,111		11,261	7,628
Cash paid for maintenance capital expenditures (2) (3)	31,730		28,293	24,854
Capitalized interest	6,196		420	—
Cash paid for income taxes	495		190	507
Other income (2) (4)	368		2,049	267
Interest income, net (non-cash settled)	—		11,660	3,343

Net income attributable to Western Gas Partners, LP	$106,986		$174,243	$146,192

Distributions declared (5)
Limited partners of WES	$190,123
General partner of WES	30,358

Total	$220,481

Coverage ratio	1.20	x

(1)

Includes $69.8 million of equity-based compensation associated with the Incentive Plan (as defined in Note 1—Summary of Significant Accounting Policies and further described in Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko during the year ended December 31, 2012.

(2)

Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.

(3)	Net of a prior period adjustment reclassifying approximately $0.7 million from capital expenditures to operating expenses for the year ended December 31, 2012.
(4)

Excludes income of $1.6 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)	Reflects WES distributions declared for the year ended December 31, 2012. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS

Western Gas Equity Partners, LP

Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. As a result, our results of operations do not differ materially from the results of operations of WES which are reconciled below.

Income taxes. Prior to our conversion from WGR Holdings, LLC to a limited partnership in September 2012, we were a single-member limited liability company. The separate existence of a limited liability company is disregarded for U.S. federal income tax purposes, resulting in the treatment of WGR Holdings, LLC as a division of Anadarko and its inclusion in Anadarko’s consolidated income tax return for federal and state tax purposes. The income tax expense recorded on the financial statements of WGR Holdings, LLC, and now included in our consolidated financial statements, reflects our income tax expense and liability on a separate-return basis.

The deferred federal and state income taxes included in our consolidated financial statements are primarily attributable to the temporary differences between the financial statement carrying amount of our investment in WES and our outside tax basis with respect to our partnership interests in WES. When determining the deferred income tax asset and liability balances attributable to our partnership interests in WES, we applied an accounting policy that looks through our investment in WES. The application of such accounting policy resulted in no deferred income taxes being created on the difference between the book and tax basis on the non-tax deductible goodwill portion of our investment in WES in our consolidated financial statements.

Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are not subject to U.S. federal and state income taxes, except for Texas margin tax.

General and administrative expenses. In connection with our IPO in December 2012, we entered into an omnibus agreement with our general partner and Anadarko that governs the following: (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko, in quarterly installments, an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. Such expenses are recorded as capital contributions from Anadarko and do not impact our cash flows. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interests in Chipeta that are held by Anadarko and a third party (as described below), which are already reflected as noncontrolling interests in WES’s consolidated financial statements.

Distributions. Our partnership agreement requires that we distribute all of our available cash (as defined in WGP’s partnership agreement) within 55 days of the end of each quarter. Our only cash-generating assets are our partnership interests in WES, consisting of general partner units, common units and incentive distribution rights, on which we expect to receive quarterly distributions from WES. Our cash flow and resulting ability to make cash distributions will be completely dependent upon WES’s ability to make cash distributions with respect to our partnership interests in WES. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

On January 21, 2013, the board of directors of WGP GP declared a prorated quarterly distribution of $0.03587 per unit, or $7.9 million in aggregate, for the fourth quarter of 2012. The distribution was the first declared by WGP and corresponded to a quarterly distribution of $0.165 per unit, or $0.66 per unit on an annualized basis. The initial distribution was prorated for the 20-day period from the date of the closing of our IPO on December 12, 2012, through the end of the quarter, pursuant to the terms of WGP’s partnership agreement. The cash was paid on February 21, 2013, to WGP unitholders of record at the close of business on February 1, 2013.

Equity Incentive Plan. Equity-based awards issued under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) were settled in cash in December 2012 upon our IPO. Anadarko, as our parent company, directed the issuance of equity-based awards under the Incentive Plan to its employees who provide services to WES. As such, our consolidated balance sheets prior to December 2012 present the fair value of the then outstanding awards under the Incentive Plan as a dividend payable to Anadarko within current liabilities for awards vested and unsettled, and as long-term liabilities for unvested awards which were outstanding at that time. A similar liability also appeared on WES’s consolidated balance sheets as an affiliate payable to Anadarko for the portion of the Incentive Plan awards allocated to WES prior to the termination and settlement of the Incentive Plan in December 2012. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.71% at December 31, 2012.

We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of December 31, 2012, we had no outstanding borrowings under the WGP WCF. At December 31, 2012, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The difference between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP is comprised of the incremental income tax expense of WGP for periods prior to its IPO in December 2012, the publicly held common units in WES reflected as noncontrolling interests of WGP, and the incremental general and administrative expenses of WGP.

	Year Ended December 31,
thousands	2012	2011	2010
Reconciliation of net income attributable to WES to net income attributable to WGP
Net income attributable to WES	$106,986	$174,243	$146,192
Incremental income tax expense (1)	(28,194)	(26,646)	(29,762)
Publicly held limited partner interests in WES (2)	(44,291)	(71,954)	(52,490)
General and administrative expenses	(516)	—	—

Net income attributable to WGP	$33,985	$75,643	$63,940

(1)

The income tax expense recorded in the financial statements of WGR Holdings, LLC, and now reflected in the consolidated financial statements of WGP, reflects its income tax expense and liability on a separate-return basis. Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are subsequently not subject to U.S. federal and state income taxes, except for Texas margin tax.

(2)

Represents the portion of net income allocated to the publicly held limited partner interests in WES. As of December 31, 2012, 2011 and 2010, publicly held limited partner interests represented a 51.8%, 54.7% and 51.5% interest in WES, respectively.

Reconciliation of net cash provided by operating and financing activities. The difference between net cash provided by operating activities for WGP and WES is primarily the result of incremental income tax expense and amounts accrued for the Incentive Plan.

	Year Ended December 31,
thousands	2012	2011	2010
Reconciliation of consolidated WGP cash flows provided by operating and financing activities
WES net cash provided by operating activities	$246,673	$327,171	$263,749
Income taxes (1)	(60,566)	(53,949)	(42,418)

WGP net cash provided by operating activities	$186,107	$273,222	$221,331

WES net cash provided by financing activities	$1,017,876	$345,265	$578,848
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	(413,945)	(6,972)	(7,320)
Proceeds from issuance of WGP common units, net of offering expenses (3)	412,020	—	—
Distributions to WES unitholders (4)	197,850	140,118	94,194
Distributions to WES noncontrolling interest owners (4) (5)	(99,570)	(72,080)	(41,857)
Net contributions from (distributions to) Anadarko (6)	(33,214)	(7,117)	(2,599)

WGP net cash provided by financing activities	$1,081,017	$399,214	$621,266

(1)

The income tax expense recorded in the financial statements of WGR Holdings, LLC, and now reflected in the consolidated financial statements of WGP, reflects its income tax expense and liability on a separate-return basis. Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are subsequently not subject to U.S. federal and state income taxes, except for Texas margin tax.

(2)

Difference is attributable to elimination upon consolidation of proceeds from issuance of general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. The amount for the year ended December 31, 2012, also includes elimination upon consolidation of WGP’s use of proceeds received from its IPO to purchase WES common units.

(3)	Difference attributable to proceeds from WGP’s IPO in December 2012 of 19,758,150 common units representing limited partner interests in WGP.
(4)	Difference attributable to elimination upon consolidation of WES’s distributions on limited partner interests owned by WGP.
(5)	Difference attributable to elimination and reclassification upon consolidation of WES’s distributions to publicly held limited partner interests of WES.
(6)

Difference attributable to (i) proceeds from WGP’s IPO in excess of the purchase of WES common and general partner units, (ii) contribution of current tax expense, (iii) changes in net income, and (iv) elimination upon consolidation of proceeds from WES equity transactions and WES distributions to WGP.

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:

Affiliate contracts. The gathering agreements of WES’s initial assets allow for rate resets that target an 18% return on invested capital in those assets over the life of the agreement. Effective July 1, 2010, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a 10-year fee-based agreement. This contract change impacts the comparability of the consolidated statements of income and cash flows. In addition, in connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2011, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income taxes. With respect to assets acquired from Anadarko, WES records Anadarko’s historic current and deferred income taxes for the periods prior to its ownership of the assets. For periods subsequent to its acquisitions from Anadarko, WES is not subject to tax except for Texas margin tax and accordingly, does not record current and deferred federal income taxes related to such assets.

General and administrative expenses. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. Prior to WES’s acquisition of its assets from Anadarko, WES’s historical consolidated financial statements reflect a management services fee representing the general and administrative expenses attributable to the WES assets. During the years ended December 31, 2012, 2011 and 2010, WES reimbursed Anadarko $14.9 million, $11.8 million and $9.0 million, respectively, in general and administrative expenses. Prior to December 31, 2010, the general and administrative expenses for which WES reimbursed Anadarko were subject to a cap as set forth in the WES omnibus agreement. In addition, WES’s general and administrative expenses for the year ended December 31, 2010, included $0.1 million of expenses incurred by Anadarko and WES GP in excess of the cap contained in the WES omnibus agreement. Such expenses were recorded as capital contributions from Anadarko and did not impact WES’s cash flows. The amounts reimbursed under the WES omnibus agreement are greater than amounts allocated by Anadarko for the aggregate management services fees reflected in WES’s historical consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko. WES’s public company expenses, such as external audit and consulting fees, that were reimbursed to Anadarko were $6.8 million, $7.7 million and $8.0 million, during the years ended December 31, 2012, 2011 and 2010, respectively. WES records the equity-based compensation allocated by Anadarko as an adjustment to partners’ capital in its consolidated financial statements in the period in which it is contributed. During the fourth quarter of 2012, WES was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan. See Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Interest on intercompany balances. For periods prior to WES’s acquisition of assets from Anadarko, except for Chipeta, WES incurred interest expense or earned interest income on current intercompany balances with Anadarko related to such assets. These intercompany balances were extinguished through non-cash transactions in connection with the closing of WES’s IPO, the Powder River acquisition, the Chipeta acquisition, the Granger acquisition, the Wattenberg acquisition, the acquisition of a 0.4% interest in White Cliffs, the Bison acquisition and the MGR acquisition. Therefore, interest expense and interest income attributable to these balances are reflected in WES’s historical consolidated financial statements for the periods ending prior to the acquisition of the WES assets from Anadarko, except for Chipeta. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.

Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the aforementioned assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

Platte Valley acquisition. In February 2011, WES acquired a natural gas gathering system and cryogenic gas processing facilities, collectively referred to as the “Platte Valley assets,” financed with borrowings under the WES RCF. These assets, acquired from a third-party, have been recorded in WES’s consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the Platte Valley assets have been included in WES’s consolidated statements of income beginning on the acquisition date in the first quarter of 2011.

The fair values of the plant and processing facilities, related equipment, and intangible assets acquired were based on the market, cost and income approaches. The liabilities assumed include certain amounts associated with environmental contingencies estimated by management. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. See Note 1—Summary of Significant Accounting Policies, Note 2—Acquisitions and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Noncontrolling interests. Prior to August 1, 2012, the 24% membership interest in Chipeta held by Anadarko and the 25% membership interest in Chipeta held by a third-party were reflected as noncontrolling interests in WES’s consolidated financial statements for the years ended December 31, 2011 and 2010. On August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta, receiving distributions related to this additional interest beginning July 1, 2012. Since WES acquired an additional interest in an already-consolidated entity, the acquisition of Anadarko’s then remaining 24% membership interest was accounted for on a prospective basis. As such, effective August 1, 2012, WES’s noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by a third-party member is reflected as noncontrolling interests in WES’s consolidated financial statements for all periods presented. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

GENERAL TRENDS AND OUTLOOK

We expect WES’s business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, WES’s actual results may vary materially from expected results.

Impact of natural gas and NGL prices. The relatively low natural gas price environment, which has persisted over the past three years, has led to lower levels of drilling activity in areas served by certain of WES’s assets. Several of WES’s customers, including Anadarko, have reduced activity levels in certain areas, shifting capital toward liquid-rich opportunities that offer higher margins and superior economics to producers. This trend has resulted in fewer new well connections and, in some cases, temporary curtailments of production in those areas. To the extent opportunities are available, WES will continue to connect new wells to its systems to mitigate the impact of natural production declines in order to maintain throughput on its systems. However, WES’s success in connecting new wells to its systems is dependent on the activities of natural gas producers and shippers.

Changes in regulations. WES’s operations and the operations of its customers have been, and at times in the future may be, affected by political developments and are subject to an increasing number of complex federal, state, tribal, local and other laws and regulations such as production restrictions, permitting delays, limitations on hydraulic fracturing and environmental protection regulations. WES and/or its customers must obtain and maintain numerous permits, approvals and certificates from various federal, state, tribal and local governmental authorities. For example, regulation of hydraulic fracturing is currently primarily conducted at the state level through permitting and other compliance requirements. If proposed federal legislation is adopted, it could establish an additional level of regulation and permitting. Any changes in statutory regulations or delays in the issuance of required permits may impact both the throughput on and profitability of WES’s systems.

Access to capital markets. WES requires periodic access to capital in order to fund acquisitions and expansion projects. Under the terms of WES’s partnership agreement, it is required to distribute all of its available cash to its unitholders, which makes WES dependent upon raising capital to fund growth projects. Historically, MLPs have accessed the debt and equity capital markets to raise money for new growth projects and acquisitions. Recent market turbulence has from time to time either raised the cost of capital markets financing or, in some cases, temporarily made such financing unavailable. If WES is unable either to access the capital markets or find alternative sources of capital, WES’s growth strategy may be more challenging to execute.

Impact of inflation. Although inflation in the U.S. has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, the governmental stimulus plans enacted since 2008. To the extent permitted by regulations and escalation provisions in certain of WES’s existing agreements, it has the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Interest rates were at or near historic lows at certain times during 2012. Should interest rates rise, WES’s financing costs would increase accordingly. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2012, Anadarko’s total domestic midstream asset portfolio, excluding the assets WES owns, consisted of 16 gathering systems, approximately 4,559 miles of pipeline and 8 processing and/or treating facilities. A key component of WES’s growth strategy is to acquire midstream assets from Anadarko and third parties over time.

As of December 31, 2012, Anadarko held 199,137,365 of our common units, representing a 91.0% limited partner interest in us. Given Anadarko’s significant limited partner interest in us and indirect economic interests in WES, we believe Anadarko will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of its business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to acquire or construct those assets. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES. WES may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions from Anadarko or third parties on economically acceptable terms, its future growth will be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2012	2011	2010
Gathering, processing and transportation of natural gas and natural gas liquids	$321,183	$301,329	$253,273
Natural gas, natural gas liquids and condensate sales	508,339	502,383	396,037
Equity income and other, net	19,918	19,553	13,964

Total revenues (1)	849,440	823,265	663,274
Total operating expenses (1)	701,438	614,072	485,286

Operating income	148,002	209,193	177,988
Interest income, net – affiliates	16,900	28,560	20,243
Interest expense	(42,060)	(30,345)	(18,794)
Other income (expense), net	292	(44)	(538)

Income before income taxes	123,134	207,364	178,899
Income tax expense	1,258	19,018	21,702

Net income	121,876	188,346	157,197
Net income attributable to noncontrolling interests	14,890	14,103	11,005

Net income attributable to Western Gas Partners, LP (2)	$106,986	$174,243	$146,192

Key Performance Metrics (3)
Gross margin	$513,361	$495,894	$416,798
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Distributable cash flow	$264,435	$281,975	$237,769

(1)

Revenues include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results—Western Gas Equity Partners, LP.
(2)

Gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 7. For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Non-GAAP Financial Measures and How WES Evaluates Its Operations—Reconciliation to GAAP Measures.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2012” refer to the comparison of the year ended December 31, 2012 to the year ended December 31, 2011, and any increases or decreases “for the year ended December 31, 2011” refer to the comparison of the year ended December 31, 2011 to the year ended December 31, 2010.

Operating Statistics

	Year Ended December 31,
throughput in MMcf/d	2012	2011	Δ	2010	Δ
Gathering, treating and transportation (1)	1,238	1,321	(6)%	1,181	12%
Processing (2)	1,187	962	23%	815	18%
Equity investment (3)	235	198	19%	228	(13)%

Total throughput (4)	2,660	2,481	7%	2,224	12%
Throughput attributable to noncontrolling interests	228	242	(6)%	197	23%

Total throughput attributable to Western Gas Partners, LP	2,432	2,239	9%	2,027	10%

(1)

Excludes average NGL pipeline volumes of 25 MBbls/d, 24 MBbls/d and 14 MBbls/d for the years ended December 31, 2012, 2011 and 2010, respectively. Includes 100% of Wattenberg system volumes for all periods presented.

(2)

Consists of 100% of Chipeta and Hilight system volumes, 100% of the Granger and Red Desert complex volumes, 50% of Newcastle volumes, and throughput beginning March 2011 attributable to the Platte Valley system.

(3)

Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes WES’s 10% share of average White Cliffs pipeline volumes consisting of 6 MBbls/d, 4 MBbls/d and 3 MBbls/d for the years ended December 31, 2012, 2011 and 2010, respectively.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput decreased by 83 MMcf/d for the year ended December 31, 2012, due to throughput decreases at the Haley, Pinnacle, Hugoton and Dew systems resulting from natural production declines in those areas; throughput decreases at MIGC due to the September 2012 expiration of a firm transportation agreement; and throughput decreases at the Bison facility resulting from reduced drilling activity in the area driven by unfavorable producer economics. These decreases were partially offset by a throughput increase at Wattenberg due to increased drilling behind the system.

Gathering, treating and transportation throughput increased by 140 MMcf/d for the year ended December 31, 2011, primarily due to the startup of the Bison assets in June 2010, and throughput increases at the Wattenberg system due to increased drilling activity in the area. These increases were partially offset by lower throughput at the MIGC system resulting from the January 2011 expiration of certain contracts that were not renewed due to the startup of the third-party owned Bison pipeline, and throughput decreases at the Haley, Pinnacle, Dew and Hugoton systems resulting from natural production declines in those areas.

Processing throughput increased by 225 MMcf/d for the year ended December 31, 2012, primarily due to volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period, and throughput increases at the Chipeta system resulting from increased drilling activity. Processing throughput increased by 147 MMcf/d for the year ended December 31, 2011, primarily due to the additional throughput from the Platte Valley system acquired in February 2011, as well as throughput increases at the Chipeta and Hilight systems, resulting from drilling activity in these areas driven by the relatively high liquid content of the gas volumes produced. These increases were partially offset by lower throughput at the Red Desert complex resulting from volumes being diverted away upon the resumption of a competing plant in 2011 that experienced an outage in 2010.

Equity investment volumes increased by 37 MMcf/d for the year ended December 31, 2012, resulting from higher throughput at the Fort Union system due to producers choosing to route additional gas to reach desired end markets and at the Rendezvous system due to increased third-party drilling activity. Equity investment volumes decreased by 30 MMcf/d for the year ended December 31, 2011, due to lower throughput at the Fort Union system following the startup of the Bison pipeline.

Natural Gas Gathering, Processing and Transportation Revenues

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$321,183	$301,329	7%	$253,273	19%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $19.9 million for the year ended December 31, 2012, primarily due to an increase of $13.4 million at the Chipeta system due to increased volumes, a $13.6 million increase at the Wattenberg system due to increased gathering rates and volumes, and an increase of $5.7 million due to the acquisition of the Platte Valley system in February 2011. These increases were partially offset by decreased revenue of $3.0 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $3.0 million at MIGC due to the expiration of firm transportation agreements, decreased revenue of $2.4 million at the Granger system due to diverted volumes, and decreased revenue of $2.8 million due to decreased volumes at the Pinnacle and Dew systems as a result of natural production declines in the area.

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $48.1 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system in February 2011, which resulted in an increase of $23.5 million, the June 2010 startup of the Bison assets, which resulted in an increase of $19.3 million, and increased fee revenue of $15.3 million at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. These increases were partially offset by decreased fee revenue of $8.5 million at MIGC due to the January 2011 expiration of certain contracts, an aggregate decrease of $6.4 million due to decreased volume resulting from natural declines at the Haley, Hugoton and Dew systems and decreased volume processed at the Red Desert complex resulting from volumes being diverted away upon the resumption of a competing plant in 2011 that experienced an outage in 2010.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and per-unit amounts	Year Ended December 31,
	2012	2011	Δ	2010	Δ
Natural gas sales	$101,116	$129,939	(22)%	$91,452	42%
Natural gas liquids sales	377,377	345,375	9%	279,915	23%
Drip condensate sales	29,846	27,069	10%	24,670	10%

Total	$508,339	$502,383	1%	$396,037	27%

Average price per unit:
Natural gas (per Mcf)	$4.24	$5.32	(20)%	$5.17	3%
Natural gas liquids (per Bbl)	$48.22	$47.44	2%	$39.94	19%
Drip condensate (per Bbl)	$75.88	$73.60	3%	$70.50	4%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $6.0 million for the year ended December 31, 2012, which consisted of a $32.0 million increase in NGLs sales and a $2.8 million increase in drip condensate sales, partially offset by a $28.8 million decrease in natural gas sales.

For the year ended December 31, 2012, the increase in NGLs sales was primarily due to increases of $10.3 million, $9.2 million, and $3.1 million resulting from higher volumes sold at the Chipeta, Hilight, and Wattenberg systems, respectively; increases of $5.1 million and $2.3 million at the Granger system and Red Desert complex, respectively, due to increased pricing, offset by a decrease in volumes; and an increase of $9.6 million related to volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period. These increases were partially offset by an $8.5 million price-related decrease at the Platte Valley system.

The increase in drip condensate sales for the year ended December 31, 2012, was primarily due to a $2.9 million increase at the Wattenberg system and a $0.7 million increase at the Platte Valley system, both resulting from increased volumes. These increases were partially offset by a $0.8 million decrease at the Hugoton system as a result of lower volumes.

The decrease in natural gas sales was primarily due to a 20% decrease in overall natural gas sales prices and lower sales volumes for a decrease of $17.0 million at the Hilight system, a decrease of $3.8 million at the Red Desert complex, and a decrease of $2.7 million at the Wattenberg system. Also contributing to the overall decrease in natural gas sales was a decline at the Platte Valley system of $3.2 million resulting from price decreases, partially offset by an increase in volumes sold.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $106.3 million for the year ended December 31, 2011, which consisted of a $65.5 million increase in NGLs sales, a $38.5 million increase in natural gas sales and a $2.4 million increase in drip condensate sales.

The increase in NGLs sales was primarily due to the acquisition of the Platte Valley system in February 2011, higher throughput at the Chipeta and Hilight systems and increased commodity prices impacting the MGR assets for which commodity price swap agreements were not effective until January 1, 2012. These increases were partially offset by a decrease at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. The increase in natural gas sales was due to a 38% increase in volumes sold, resulting from the acquisition of the Platte Valley system in February 2011, and higher throughput at the Hilight system due to increased third-party drilling in the area. The increase in drip condensate sales was primarily due to a higher average sales price at the Wattenberg and Hugoton systems and Platte Valley sales.

The average natural gas and NGL prices for the year ended December 31, 2012, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. The average natural gas and NGLs prices for the years ended December 31, 2011 and 2010, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Equity Income and Other Revenues

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Equity income	$16,111	$11,261	43%	$7,628	48%
Other revenues, net	3,807	8,292	(54)%	6,336	31%

Total	$19,918	$19,553	2%	$13,964	40%

Equity income increased by $4.9 million for the year ended December 31, 2012, primarily due to the increase in income from White Cliffs of $3.8 million and from Rendezvous of $0.7 million as a result of increased volumes. Equity income increased by $3.6 million for the year ended December 31, 2011, primarily due to the acquisition of an additional 9.6% interest in White Cliffs in September 2010.

Other revenues, net decreased by $4.5 million for the year ended December 31, 2012, primarily due to indemnity fees associated with volume commitments received in the prior year at the Red Desert complex and Hugoton system, with no comparable activity in the current period, along with changes in gas imbalance positions at the Wattenberg and Hilight systems. Other revenues, net increased by $2.0 million for the year ended December 31, 2011, primarily due to the collection of deficiency fees associated with volume commitments, predominantly associated with MGR gathering agreements.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Cost of product	$336,079	$327,371	3%	$246,476	33%
Operation and maintenance	131,344	119,104	10%	103,887	15%

Total cost of product and operation and maintenance expenses	$467,423	$446,475	5%	$350,363	27%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $8.7 million for the year ended December 31, 2012, primarily due to a $22.8 million increase attributable to higher pricing and increases in purchases of NGL volumes at the Chipeta system for an increase of $12.3 million, at the Hilight system for an increase of $6.4 million, and at the Wattenberg system for an increase of $2.1 million. In addition, cost of product expense for NGL purchases increased by $4.7 million for the MGR assets due to commodity price swap agreements beginning January 2012. Partially offsetting the increase in NGL purchases was a $3.5 million decrease at the Platte Valley system due to lower pricing subsequent to its acquisition in February 2011.

Cost of product expense also increased by $4.9 million due to the higher cost of residue purchases at the MGR assets resulting from commodity price swap agreements beginning January 2012, offset by a $15.3 million decrease at the Hilight system due to declines in residue purchase prices. The impact of other gathering purchases and changes in gas imbalance positions decreased cost of product by $2.4 million.

Cost of product expense increased by $80.9 million for the year ended December 31, 2011, primarily consisting of a $51.5 million increase due to increased throughput at the Hilight and Chipeta systems and a $44.4 million increase due to the acquisition of the Platte Valley system. These increases were partially offset by a $9.0 million decrease due to decreased throughput at the Red Desert complex and a $6.2 million decrease due to changes in gas imbalance positions.

Cost of product expense for the year ended December 31, 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and for the MGR assets. Cost of product expense for the year ended December 31, 2011, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle, and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operation and maintenance expense increased by $12.2 million for the year ended December 31, 2012, primarily due to increased contract labor expense of $5.1 million at the Platte Valley and Wattenberg systems, increased expense of $1.1 million related to general equipment for operations and increased maintenance expense at the Wattenberg system, and increased expense of $1.7 million related to plant repairs and turnaround expenses at the Bison facility and Hilight system.

Operation and maintenance expense increased by $15.2 million for the year ended December 31, 2011, primarily due to an increase of $12.1 million resulting from the acquisition of the Platte Valley system and an increase of $3.8 million resulting from the June 2010 startup of the Bison assets, partially offset by a $1.8 million reduction in compressor lease expenses resulting from the purchase of compressors used at the Wattenberg system leased during 2010.

General and Administrative, Depreciation and Other Expenses

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
General and administrative	$97,066	$39,114	148%	$29,640	32%
Property and other taxes	19,688	16,579	19%	14,273	16%
Depreciation, amortization and impairments	117,261	111,904	5%	91,010	23%

Total general and administrative, depreciation and other expenses	$234,015	$167,597	40%	$134,923	24%

General and administrative expenses increased by $58.0 million for the year ended December 31, 2012, due to an increase of $59.8 million in non-cash compensation expenses primarily attributable to the increase in the value of the outstanding awards under the Incentive Plan from $634.00 per Unit Appreciation Right (“UAR”) to $2,745.00 per UAR and the related increase of $1.2 million in payroll taxes. In addition, corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement increased $3.6 million. These increases were partially offset by a $3.9 million decrease in management fees allocated to the Bison and MGR assets, the agreements for which were discontinued as of the respective dates of contribution, and a $1.2 million decrease in consulting and audit fees.

General and administrative expenses increased by $9.5 million for the year ended December 31, 2011, due to an increase of $7.2 million in non-cash payroll expenses primarily due to an increase in the collective value of awards under the Incentive Plan, from $215.00 per UAR to $634.00 per UAR and an increase of $2.7 million in corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.

Property and other taxes increased by $3.1 million for the year ended December 31, 2012, primarily due to ad valorem tax increases at the Platte Valley and Wattenberg assets.

Property and other taxes increased by $2.3 million for the year ended December 31, 2011, primarily due to ad valorem tax increases for the Platte Valley, Bison and Wattenberg assets.

Depreciation, amortization and impairments increased by $5.4 million for the year ended December 31, 2012, primarily attributable to the addition of the Platte Valley assets, and depreciation associated with capital projects completed at Wattenberg, Hilight, Chipeta and the Red Desert complex, partially offset by a $3.9 million decrease in impairment expense. The decrease is primarily due to a $6.6 million impairment recognized during 2012 related to a gathering system in central Wyoming and a relocated compressor, as compared to $10.3 million in impairment expense recognized during 2011, related to an indefinitely postponed expansion project at the Red Desert complex and a pipeline included in the MGR acquisition. See Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation, amortization and impairments increased by $20.9 million for the year ended December 31, 2011, primarily attributable to the addition of the Platte Valley and Bison assets, depreciation associated with capital projects completed and capitalized at the Wattenberg, Hugoton and Hilight systems, and impairment expense due to the indefinite postponement of an expansion project at the Red Desert complex.

Interest Income, Net – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Interest income on note receivable	$16,900	$16,900	—%	$16,900	—%
Interest income, net on affiliate balances (2)	—	11,660	(100)%	3,343	nm (1)

Interest income, net – affiliates	$16,900	$28,560	(41)%	$20,243	41%

Third parties
Interest expense on long-term debt	$(41,171)	$(20,533)	101%	$(8,530)	141%
Amortization of debt issuance costs and commitment fees (3)	(4,319)	(5,297)	(18)%	(3,340)	59%
Capitalized interest (4)	6,196	420	nm	—	nm
Affiliates
Interest expense on note payable to Anadarko (5)	(2,440)	(4,935)	(51)%	(6,828)	(28)%
Interest expense, net on affiliate balances (6)	(326)	—	nm	—	nm
Credit facility commitment fees	—	—	nm	(96)	(100)%

Interest expense	$(42,060)	$(30,345)	39%	$(18,794)	61%

(1)	Percent change is not meaningful (“nm”).
(2)

Incurred on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the WES assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

(3)

For the year ended December 31, 2012, includes $1.1 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, as defined below, (ii) original issue discount for the 2021 Notes, as defined below, and (iii) underwriters’ fees. For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

For the year ended December 31, 2012, $2.2 million of interest associated with capital projects at Chipeta was capitalized and $3.5 million of interest associated with the construction of the Brasada and Lancaster gas processing facilities was capitalized. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)	In June 2012, the note payable to Anadarko was repaid in full. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(6)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada and Lancaster plants. During the year ended December 31, 2012, the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants was repaid. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Interest expense increased by $11.7 million for the year ended December 31, 2012, primarily due to interest expense incurred on the $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), partially offset by increased capitalized interest associated with the construction of a second cryogenic train at the Chipeta plant and a decrease in interest expense on the note payable to Anadarko. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of Form 10-K).

Interest expense increased by $11.6 million for the year ended December 31, 2011, due to interest expense incurred on the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) issued in May 2011, as well as $1.3 million of accelerated amortization expense related to the early repayment of the Wattenberg term loan (as defined in Liquidity and Capital Resources within this Item 7) in March 2011. The increase was partially offset by lower interest expense on amounts outstanding on the WES RCF during 2011, a decrease in interest expense on the note payable to Anadarko which was amended in December 2010, reducing the interest rate from 4.00% to 2.82% for the remainder of the term, and the repayment of the Wattenberg term loan.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Other income (expense), net	$292	$(44)	nm	$(538)	(92)%

For the year ended December 31, 2012, other income (expense), net was primarily comprised of $1.6 million of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition, primarily offset by a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with the June 2012 issuance of the 2022 Notes (see Note 11—Debt and Interest Expense included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). For the year ended December 31, 2011, other income (expense), net was primarily comprised of a $1.9 million loss realized upon termination of an interest-rate swap agreement in May 2011, concurrent with the issuance of the 2021 Notes. For the year ended December 31, 2010, other income (expense), net was primarily comprised of a $2.4 million loss realized upon termination of financial agreements entered into in April 2010 to fix the underlying 10-year Treasury rates with respect to a potential note issuance that was not realized. For each of the years ended December 31, 2011 and 2010, the aforementioned loss amounts were partially offset by $1.6 million of interest income related to the capital lease component discussed above.

Income Tax Expense

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Income before income taxes	$123,134	$207,364	(41)%	$178,899	16%
Income tax expense	1,258	19,018	(93)%	21,702	(12)%
Effective tax rate	1%	9%		12%

WES is not a taxable entity for U.S. federal income tax purposes, although the portion of WES’s income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to WES assets acquired from Anadarko and WES’s share of Texas margin tax

Income attributable to (a) the MGR assets prior to and including January 2012, (b) the Bison assets prior to and including June 2011, (c) the Wattenberg assets prior to and including July 2010 and (d) the Granger assets prior to and including January 2010, were subject to federal and state income tax. Income earned by the MGR, Bison, Wattenberg and Granger assets for periods subsequent to January 2012, June 2011, July 2010 and January 2010, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

Noncontrolling Interests

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Net income attributable to noncontrolling interests	$14,890	$14,103	6%	$11,005	28%

For the years ended December 31, 2012 and 2011, net income attributable to noncontrolling interests increased by $0.8 million and $3.1 million, respectively, primarily due to higher volumes at the Chipeta system. For the year ended December 31, 2012, the increase was partially offset by the acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

KEY PERFORMANCE METRICS

thousands except percentages and gross margin per Mcf	Year Ended December 31,
	2012	2011	Δ	2010	Δ
Gross margin	$513,361	$495,894	4%	$416,798	19%
Gross margin per Mcf (1)	0.53	0.55	(4)%	0.51	8%
Gross margin per Mcf attributable to Western Gas Partners, LP (1) (2)	0.55	0.58	(5)%	0.54	7%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	327,690	324,323	1%	265,024	22%
Distributable cash flow (3)	$264,435	$281,975	(6)%	$237,769	19%

(1)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total throughput (excluding throughput measured in barrels), including 100% of gross margin and volumes attributable to Chipeta, WES’s 14.81% interest in income and volumes attributable to Fort Union and WES’s 22% interest in income and volumes attributable to Rendezvous. Gross margin also includes 100% of gross margin attributable to WES’s NGL pipelines and WES’s 10% interest in income attributable to White Cliffs.

(2)	Excludes the noncontrolling interest owners’ proportionate share of revenues, cost of product and throughput.
(3)

For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions above under the caption Reconciliation to GAAP measures under Non-GAAP financial measures.

Gross margin and Gross margin per Mcf. Gross margin increased by $17.5 million for the year ended December 31, 2012, primarily due to higher margins at the Wattenberg and Chipeta systems due to increases in volumes sold (including the impact of commodity price swap agreements at the Wattenberg system); higher margins driven by volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period; and an increase in volumes at White Cliffs. These increases were partially offset by lower gross margins at the Red Desert complex due to higher prices in 2011, as WES entered into commodity price swap agreements associated with the MGR acquisition that became effective in January 2012. Gross margin increases were also partially offset by lower gross margins at the Hugoton system due to decreased drip condensate volumes sold.

Gross margin increased by $79.1 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system; the startup of the Bison assets in June 2010; higher margins at the Wattenberg and Chipeta systems (including the impact of commodity price swap agreements at the Wattenberg system), due to an increase in volumes; higher margins at WES’s Red Desert complex due to increased NGL prices during 2011; and the increase in WES’s interest in White Cliffs from 0.4% to 10% in September 2010. These increases were partially offset by lower gross margin at the MIGC system due to the expiration of certain firm transportation contracts in January 2011, and lower gross margins at the Haley and Hugoton systems due to naturally declining production volumes.

For the year ended December 31, 2012, gross margin per Mcf decreased by $0.02, primarily due to a decrease in volumes sold at the Red Desert complex coupled with an increase in cost of product as a result of commodity price swap agreements associated with the MGR acquisition which became effective in January 2012, partially offset by increases associated with growth in certain of WES’s lower-margin assets.

For the year ended December 31, 2011, gross margin per Mcf increased by 8% and gross margin attributable to Western Gas Partners, LP increased by 7%, primarily due to higher margins combined with lower volumes at WES’s Red Desert complex as noted above, the acquisition of the Platte Valley system in 2011, and changes in the throughput mix of WES’s portfolio.

Adjusted EBITDA. Adjusted EBITDA increased by $3.4 million for the year ended December 31, 2012, primarily due to a $21.3 million increase in total revenues excluding equity income, a $4.7 million increase in distributions from equity investees, and a $1.8 million decrease in general and administrative expenses excluding non-cash equity-based compensation. These increases were partially offset by a $12.2 million increase in operation and maintenance expenses, an $8.7 million increase in cost of product, a $3.1 million increase in property and other tax expense, and a $0.8 million increase in net income attributable to noncontrolling interests.

Adjusted EBITDA increased by $59.3 million for the year ended December 31, 2011, primarily due to a $156.4 million increase in total revenues excluding equity income, partially offset by an $80.9 million increase in cost of product, a $15.2 million increase in operation and maintenance expenses and a $0.6 million increase in general and administrative expenses, excluding non-cash equity-based compensation and expenses in excess of the 2010 omnibus cap.

Distributable cash flow. Distributable cash flow decreased by $17.5 million for the year ended December 31, 2012, primarily due to a $17.2 million increase in net cash paid for interest expense, a $3.4 million increase in cash paid for maintenance capital expenditures and a $0.3 million increase in cash paid for income taxes, partially offset by the $3.4 million increase in Adjusted EBITDA.

Distributable cash flow increased by $44.2 million for the year ended December 31, 2011, primarily due to the $59.3 million increase in Adjusted EBITDA and a $0.3 million decrease in cash paid for income taxes, partially offset by a $12.0 million increase in net cash paid for interest expense and a $3.4 million increase in cash paid for maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to limited and general partners and distributions to its noncontrolling interest owners. WES’s sources of liquidity as of December 31, 2012, included cash and cash equivalents, cash flows generated from operations, including interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to WES’s unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of its general partner on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures, and fund future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On January 21, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.52 per unit, or $65.7 million in aggregate, including incentive distributions. The cash distribution was paid on February 12, 2013, to unitholders of record at the close of business on February 1, 2013.

WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Please read Item 1A—Risk Factors of this Form 10-K.

Working capital. As of December 31, 2012, WES had $308.1 million of working capital, which is defined as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Our working-capital requirements are primarily those of WES, which are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, its customers, and the level and timing of its spending for maintenance and expansion activity.

Capital expenditures. WES’s business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. WES categorizes capital expenditures as either of the following:

•

maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of WES’s assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows; or

•

expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of WES’s assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2012	2011	2010
Acquisitions	$611,719	$330,794	$752,827

Expansion capital expenditures	$426,808	$114,557	$113,100
Maintenance capital expenditures	32,498	28,389	24,900

Total capital expenditures (1)	$459,306	$142,946	$138,000

Capital incurred (2)	$528,409	$148,348	$143,223

(1)

Capital expenditures for the year ended December 31, 2012, included $6.2 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the years ended December 31, 2011 and 2010, included $13.3 million and $101.2 million, respectively, of pre-acquisition capital expenditures for the MGR, Bison, Wattenberg and Granger assets.

(2)

Capital incurred for the year ended December 31, 2012, included $6.2 million of capitalized interest. Capital incurred for the years ended December 31, 2011 and 2010, included $11.6 million and $105.0 million, respectively, of pre-acquisition capital incurred for the MGR, Bison, Wattenberg and Granger assets and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included Anadarko’s remaining 24% membership interest in Chipeta, and the MGR, Bison, Platte Valley, White Cliffs, Wattenberg and Granger acquisitions as outlined in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures, excluding acquisitions, increased by $316.4 million for the year ended December 31, 2012. Expansion capital expenditures increased by $312.3 million for the year ended December 31, 2012, primarily due to an increase of $189.3 million related to the construction of the Brasada and Lancaster gas processing facilities, $127.3 million in expenditures at WES’s Wattenberg, Chipeta, and Platte Valley systems and at the Red Desert complex, and $6.2 million of capitalized interest expense. These increases were partially offset by a $7.2 million decrease related to the Bison assets due to the continued startup costs incurred in early 2011, and a $1.2 million decrease at the Granger complex. Maintenance capital expenditures increased by $4.1 million, primarily as a result of increased expenditures of $5.3 million due to higher well connects at the Platte Valley and Haley systems as well as the Red Desert complex, partially offset by $2.3 million in 2011 improvements at the Hugoton system.

Capital expenditures, excluding acquisitions, increased by $4.9 million for the year ended December 31, 2011. Expansion capital expenditures increased by $1.5 million for the year ended December 31, 2011, including an increase of $39.5 million in expenditures primarily at WES’s Chipeta, Bison, Hilight and Wattenberg systems, partially offset by the purchase of previously leased compressors at the Wattenberg system during the year ended December 31, 2010, for $37.5 million. Maintenance capital expenditures increased by $3.5 million, primarily as a result of maintenance projects at the Wattenberg system and higher well connects at the Hilight system, partially offset by fewer well connections at the Haley and Hugoton systems in 2011, and improvements at the Granger system completed during 2010.

WES estimates its total capital expenditures for the year ending December 31, 2013, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions, to be $550 million to $600 million and its maintenance capital expenditures to be approximately 5% to 10% of total capital expenditures. Expected 2013 capital projects include the continued construction of new cryogenic processing plants in Northeast Colorado and South Texas. WES’s future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to it, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. WES expects to fund future capital expenditures from cash flows generated from operations, interest income from its note receivable from Anadarko, borrowings under the WES RCF, the issuance of additional WES units or debt offerings.

WES’s historical cash flow. The following table and discussion presents a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2012	2011	2010
Net cash provided by (used in):
Operating activities	$246,673	$327,171	$263,749
Investing activities	(1,071,127)	(472,951)	(885,507)
Financing activities	1,017,876	345,265	578,848

Net increase (decrease) in cash and cash equivalents	$193,422	$199,485	$(42,910)

Operating Activities. For expanded discussion, refer to Operating Results within this Item 7. Net cash provided by operating activities decreased by $80.5 million for the year ended December 31, 2012, primarily due to the following items:

•

a $57.7 million increase in general and administrative expenses, excluding an increase of $0.2 million of non-cash equity-based compensation expense under the Anadarko Incentive Plans (as defined in Note 1—Summary of Significant Accounting Policies and further described in Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and the WES LTIP, primarily due to the vesting and settlement of the Incentive Plan awards during the fourth quarter of 2012;

•	a decrease of $16.9 million of working capital changes and other items, net, due to accruals of expected future operating cash receipts and cash payments;

•

a $12.5 million increase in interest expense, primarily due to the WES 2022 Notes offerings in June 2012 and October 2012, excluding a decrease of $0.8 million of debt-related amortization expense and other items, net;

•	a $12.2 million increase in operation and maintenance expense;

•

an $11.7 million decrease in interest income related to Bison and MGR affiliate balances for periods prior to WES’s acquisition of such assets from Anadarko in July 2011 and January 2012, respectively;

•

an $8.7 million increase in cost of product expense, due to increased processing throughput as a result of increased drilling activity in certain of WES’s operating areas, partially offset by pricing received at Platte Valley; and

•	a $3.1 million increase in property and other taxes expense.

The impact of the above items was partially offset by the following:

•

a $21.3 million increase in revenues, excluding equity income, due to increased processing throughput as a result of increased drilling activity in certain of WES’s operating areas, increased average commodity prices pursuant to commodity price swap agreements and the addition of the Platte Valley assets in March 2011;

•	a $15.9 million decrease in current income tax expense, due to income earned by assets acquired from Anadarko being subject to federal and state income tax prior to their acquisition;

•	a $4.9 million increase in equity income, due to the increase in income from White Cliffs and Rendezvous; and

•	a $0.3 million increase in other income (expense), net.

Net cash provided by operating activities increased by $63.4 million for the year ended December 31, 2011, primarily due to the following items:

•

a $156.4 million increase in revenues, excluding equity income, as a result of increased drilling activity in certain of WES’s operating areas, increased average commodity prices pursuant to commodity price swap agreements and the addition of the Platte Valley assets in March 2011; and

•	an increase of $16.0 million of working capital changes and other items, net, due to accruals of expected future operating cash receipts and cash payments.

The impact of these items was partially offset by the following:

•

an $80.9 million increase in cost of product expense, due to increased processing throughput as a result of increased drilling activity in certain of WES’s operating areas and additional throughput from the Platte Valley assets beginning in March 2011;

•	a $15.2 million increase in operation and maintenance expenses, also due to the addition of the Platte Valley system in March 2011, as well as the June 2010 startup of the Bison assets;

•	a $10.1 million increase in interest expense, excluding debt-related amortization expense, primarily due to the WES 2021 Notes offering in May 2011;

•

a $4.3 million increase in current income tax expense, due to income earned by assets acquired from Anadarko in 2011 being subject to higher federal and state income tax for the 2011 pre-acquisition period as compared to 2010; and

•

a $2.3 million increase in property and other tax expense, primarily due to ad valorem taxes for the Platte Valley, Bison and Wattenberg assets beginning in March 2011, July 2011, and August 2010, respectively.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012, included the following:

•	$459.3 million of capital expenditures;

•	$458.6 million of cash paid for the MGR acquisition;

•	$128.3 million of cash paid for the additional 24% membership interest in Chipeta; and

•	$24.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2011, included the following:

•	$302.0 million of cash paid for the Platte Valley acquisition;

•	$142.9 million of capital expenditures;

•	$25.0 million of cash paid for the Bison acquisition; and

•	$3.8 million for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2010, included the following:

•	$473.1 million paid for the Wattenberg acquisition;

•	$241.7 million of cash paid for the Granger acquisition;

•	$138.0 million of capital expenditures;

•	$38.0 million paid for the White Cliffs acquisition; and

•	a $5.6 million offset related to proceeds from the sale of idle compressors to Anadarko and the sale of an idle refrigeration unit at the Granger system to a third party.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2012, included the following:

•	$409.4 million of net proceeds from common and general partner units WES sold in connection with the closing of our December 2012 IPO;

•

$511.3 million and $156.4 million of net proceeds from the WES 2022 Notes offerings in June 2012 and October 2012, respectively, after original issue premiums and discounts, underwriting discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.4 million of net proceeds from the June 2012 WES equity offering.

Proceeds from the WES 2022 Notes offerings were used to repay amounts outstanding under the WES RCF and the note payable to Anadarko.

Net contributions from Anadarko attributable to intercompany balances were $85.4 million during 2012, representing the compensation expense allocated to WES since the inception of the Incentive Plan and the settlement of intercompany transactions attributable to the Bison assets.

Net cash provided by financing activities for the year ended December 31, 2011, included the following:

•	$493.9 million of net proceeds from WES’s 2021 Notes offering in May 2011, after underwriting and original issue discounts and offering costs;

•	$303.0 million of borrowings to fund the Platte Valley acquisition;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from the WES RCF;

•	$202.8 million of net proceeds from the September 2011 WES equity offering; and

•	$132.6 million of net proceeds from the March 2011 WES equity offering.

Proceeds from WES’s 2021 Notes offering and the March 2011 WES equity offering were used to repay $619.0 million of borrowings outstanding under the WES RCF.

Net distributions to Anadarko attributable to pre-acquisition intercompany balances were $53.0 million during 2011, representing the net non-cash settlement of intercompany transactions attributable to the MGR and Bison assets.

Net cash provided by financing activities for the year ended December 31, 2010, included the following:

•	$450.0 million of borrowings to partially fund the Wattenberg acquisition;

•	$210.0 million to partially fund the Granger acquisition;

•	$246.7 million of net proceeds from the November 2010 WES equity offering; and

•	$99.1 million of net proceeds from the May 2010 WES equity offering.

Proceeds from the May 2010 and November 2010 WES equity offerings were used to repay $361.0 million of borrowings outstanding under the WES RCF.

Net contributions from Anadarko attributable to pre-acquisition intercompany balances were $39.4 million during 2010, representing the net non-cash settlement of intercompany transactions attributable to the Granger, Wattenberg, Bison and MGR assets.

For the years ended December 31, 2012, 2011 and 2010, WES paid $197.9 million, $140.1 million and $94.2 million, respectively, of cash distributions to its unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $29.1 million, $33.6 million and $2.1 million during the years ended December 31, 2012, 2011 and 2010, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $17.3 million, $17.5 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing the distributions for the four preceding quarterly periods ended September 30th of the respective year.

Debt and credit facilities. As of December 31, 2012, the carrying value of WES’s outstanding debt consisted of $673.6 million of the 2022 Notes and $494.7 million of the 2021 Notes. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are collectively referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes was 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under the WES RCF and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

The 2022 Notes mature on July 1, 2022, unless redeemed at a redemption price that includes a make-whole premium. WES may redeem the 2022 Notes in whole or in part, at any time before April 1, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2022 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2022 Notes) plus 37.5 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after April 1, 2022, the 2022 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued interest on the 2022 Notes to be redeemed to the date of redemption.

In May 2011, WES completed the offering of the 2021 Notes at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the 2021 Notes is paid semi-annually on June 1 and December 1 of each year. Proceeds from the offering of the 2021 Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the WES RCF, with the remainder used for general partnership purposes.

The 2021 Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. WES may redeem the 2021 Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2021 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2021 Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the 2021 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued interest on the 2021 Notes to be redeemed to the date of redemption.

The indentures governing the 2022 Notes and the 2021 Notes contain customary events of default including, among others, (i) default for 30 days in the payment of interest when due; (ii) default in payment, when due, of principal of or premium, if any, at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The indentures also contain covenants that limit, among other things, WES’s ability, as well as that of certain of its subsidiaries, to (i) create liens on WES’s principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of WES’s properties or assets to another entity. At December 31, 2012, WES was in compliance with all covenants under the indentures.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

WES revolving credit facility. In March 2011, WES entered into the amended and restated $800.0 million senior unsecured WES RCF and borrowed $250.0 million under the WES RCF to repay the Wattenberg term loan (described below). The WES RCF amended and restated a $450.0 million credit facility, which was originally entered into in October 2009. The WES RCF matures in March 2016 and bears interest at LIBOR plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.71% and 1.80% at December 31, 2012 and 2011, respectively. WES is also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2012 and 2011.

The WES RCF contains certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As of December 31, 2012, WES had no outstanding borrowings and $6.7 million in outstanding letters of credit issued under the $800.0 million WES RCF. At December 31, 2012, WES was in compliance with all remaining covenants under the WES RCF.

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP, and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko against any claims made against the general partner under the 2022 Notes, the 2021 Notes and/or the WES RCF.

WES Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 WES borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on WES’s consolidated leverage ratio as defined in the Wattenberg term loan agreement. WES repaid the Wattenberg term loan in March 2011 using borrowings from the WES RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the U.S. Securities and Exchange Commission (“SEC”). In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. As of December 31, 2012, WES had not issued any common units under the registration statement.

Credit risk. WES bears credit risk represented by its exposure to non-payment or non-performance by its counterparties, including Anadarko, financial institutions, customers and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to WES for services rendered or volumes owed pursuant to gas imbalance agreements. WES examines and monitors the creditworthiness of third-party customers and may establish credit limits for third-party customers. A substantial portion of WES’s throughput, however, comes from producers that have investment-grade ratings.

WES is dependent upon a single producer, Anadarko, for the substantial majority of its natural gas volumes, and it does not maintain a credit limit with respect to Anadarko. Consequently, WES is subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.

WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of its initial public offering. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce its exposure to commodity price risk and is subject to performance risk thereunder.

WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2012. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2013.

	Obligations by Period
thousands	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt
Principal	$—	$—	$—	$—	$—	$1,170,000	$1,170,000
Interest	53,161	53,143	53,124	53,105	53,084	210,648	476,265
Asset retirement obligations	1,711	184	1,490	119	—	62,942	66,446
Capital expenditures	55,878	—	—	—	—	—	55,878
Credit facility fees	2,000	2,000	2,000	460	—	—	6,460
Environmental obligations	799	485	485	171	171	541	2,652
Operating leases	235	169	169	169	169	42	953

Total	$113,784	$55,981	$57,268	$54,024	$53,424	$1,444,173	$1,778,654

Debt and credit facility fees. For additional information on notes payable and credit facility fees required under the WES RCF, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information see Note 10—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to WES expansion projects. WES has other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Environmental obligations. WGP, through its partnership interests in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. WES regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in its recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operating leases. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which it charges WES rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement. See Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements WES enters into from time to time, see Note 5—Transactions with Affiliates and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of properties and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. WES’s management considers the following to be its most critical accounting estimates that involve judgment and it discusses the selection and development of these estimates with WES GP’s audit committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of WES’s long-lived assets is approximately 23 years. If the depreciable lives of WES’s assets were reduced by 10%, WES estimates that annual depreciation expense would increase by approximately $13.6 million, which would result in a corresponding reduction in WES’s operating income.

Impairments of tangible assets. Property, plant and equipment are generally stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Because acquisitions of assets from Anadarko are transfers of net assets between entities under common control, the WES assets acquired by WES from Anadarko are initially recorded at Anadarko’s historic carrying value. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value. Property, plant and equipment balances are evaluated for potential impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable from expected undiscounted cash flows from the use and eventual disposition of an asset. If the carrying amount of the asset is not expected to be recoverable from future undiscounted cash flows, an impairment may be recognized. Any impairment is measured as the excess of the carrying amount of the asset over its estimated fair value.

In assessing long-lived assets for impairments, WES’s management evaluates changes in its business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of WES’s revenues arises from gathering, processing and transporting the natural gas production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect WES’s operations, may necessitate assessment of the carrying amount of its affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by WES’s customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available.

During the fourth quarter of 2012, WES recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also in the fourth quarter of 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within WES’s operating assets.

During the year ended December 31, 2011, WES recognized a $7.3 million impairment related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed by Anadarko management. Subsequent to the project evaluation and impairment, the remaining fair value of the equipment and materials was reclassified from within property, plant and equipment to other assets on the consolidated balance sheet and was approximately $10.6 million as of December 31, 2011. Also during 2011, following an evaluation of future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

During the year ended December 31, 2010, WES recognized a $0.6 million impairment related to a compressor sold during the year to a third party, and a $0.3 million impairment due to cancelled capital projects and additional costs recorded on a project previously impaired to salvage value.

Impairments of goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets WES has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of an entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, WES’s goodwill balance does not reflect, and in some cases is significantly higher than, the difference between the consideration paid by WES for acquisitions from Anadarko compared to the fair value of the net assets acquired.

WES evaluates whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that WES has one operating segment and two reporting units: (i) gathering and processing and (2) transportation. The carrying value of goodwill as of December 31, 2012, was $83.1 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit.

The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If WES concludes that the fair value of the reporting unit more than likely exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment is not performed or indicates the fair value of the reporting unit may be less than its carrying amount, WES would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary. In this manner, estimating the fair value of WES’s reporting units was not necessary based on the evaluation as of October 1, 2012. However, fair-value estimates of WES’s reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.

Because quoted market prices for WES’s reporting units are not available, WES’s management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses information available to make these fair value estimates, including market multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Specifically, WES’s management estimates fair value by applying an estimated multiple to projected 2013 EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against WES’s projected EBITDA. A lower fair value estimate in the future for any of WES’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on WES’s most recent goodwill impairment test, WES concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in these consolidated financial statements.

Impairments of intangible assets. WES’s intangible asset balance as of December 31, 2012 and 2011, represents the fair value, net of amortization, of the contracts WES assumed in connection with the Platte Valley acquisition in February 2011. These long-term contracts, which dedicate certain customers’ field production to the acquired gathering and processing system, provide an extended commercial relationship with the existing customers whereby WES will have the opportunity to gather and process future production from the customers’ acreage. Customer relationships are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the WES assets subject to current contractual arrangements.

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party $3.7 million and will be granted access rights to the third-party infrastructure, thereby providing WES the ability to enter into processing agreements with additional third-party producers. WES’s intangible asset balance as of December 31, 2012, includes this payment, which will be amortized on a straight-line basis over the 10-year life of the agreements.

Management assesses intangible assets for impairment, together with the related underlying long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Impairments exist when an asset’s carrying amount exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the tested asset. When alternative courses of action to recover the carrying amount are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the tested asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to operating expense. No intangible asset impairment has been recognized in connection with these assets.

Fair value. Management estimates fair value in performing impairment tests for long-lived assets and goodwill as well as for the initial measurement of asset retirement obligations and the initial recognition of environmental obligations assumed in third-party acquisitions. When WES’s management is required to measure fair value and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The income approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach utilizes management’s best assumptions regarding expectations of projected EBITDA and multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in WES’s business plans and investment decisions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 12—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of WES’s processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas and NGLs. Under percent-of-proceeds agreements, WES receives a specified percentage of the net proceeds from the sale of natural gas and NGLs. Under keep-whole agreements, WES keeps 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, WES compensates the producer for this amount of gas by supplying additional gas or by paying an agreed-upon value for the gas utilized.

To mitigate WES’s exposure to changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. For additional information on the commodity price swap agreements, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

In addition, pursuant to certain of WES’s contracts, WES retains and sells drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, WES is required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, WES’s revenues for this portion of WES’s contractual arrangement are based on the price received for the drip condensate, and WES’s costs for this portion of WES’s contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange, or NYMEX, West Texas Intermediate crude oil.

We consider WES’s exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of WES’s operating income that is impacted by changes in market prices. Accordingly, WES does not expect a 10% increase or decrease in natural gas or NGL prices would have had a material impact on WES’s operating income, financial condition or cash flows during the year ended December 31, 2012, excluding the effect of natural gas imbalances described below.

We also bear a limited degree of commodity price risk through an investment in WES with respect to settlement of WES’s natural gas imbalances that arise from differences in gas volumes received into WES’s systems and gas volumes delivered by us to customers, as well as instances where WES’s actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by WES are valued at WES’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. WES’s exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during 2011 and 2012 were low compared to historic rates. As of December 31, 2012, there were no variable rate borrowings outstanding under the WES RCF or WGP WCF (both of which bear interest at a rate based on LIBOR) or otherwise. If interest rates rise, future financing costs could increase if borrowings are incurred under the WES RCF or WGP WCF. For the year ended December 31, 2012, a 10% change in LIBOR would have resulted in a nominal change in net income.

Additional variable rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 8.  Financial Statements and Supplementary Data

WESTERN GAS EQUITY PARTNERS, LP

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas

March 28, 2013

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2012	2011	2010
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$233,494	$217,852	$192,286
Natural gas, natural gas liquids and condensate sales	436,423	417,547	369,903
Equity income and other, net	17,717	13,598	9,439

Total revenues – affiliates	687,634	648,997	571,628
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	87,689	83,477	60,987
Natural gas, natural gas liquids and condensate sales	71,916	84,836	26,134
Other, net	2,201	5,955	4,525

Total revenues – third parties	161,806	174,268	91,646

Total revenues	849,440	823,265	663,274

Operating expenses
Cost of product (1)	336,079	327,371	246,476
Operation and maintenance (1)	131,344	119,104	103,887
General and administrative (1)	97,582	39,114	29,640
Property and other taxes	19,688	16,579	14,273
Depreciation, amortization and impairments	117,261	111,904	91,010

Total operating expenses	701,954	614,072	485,286

Operating income	147,486	209,193	177,988
Interest income, net – affiliates	16,900	28,560	20,243
Interest expense (2)	(42,060)	(30,345)	(18,794)
Other income (expense), net	292	(44)	(538)

Income before income taxes	122,618	207,364	178,899
Income tax expense	29,452	45,664	51,464

Net income	93,166	161,700	127,435
Net income attributable to noncontrolling interests	59,181	86,057	63,495

Net income attributable to Western Gas Equity Partners, LP	$33,985	$75,643	$63,940

Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$33,985
Results attributable to the pre-IPO period	(31,176)

Limited partners’ interest in net income	$2,809
Net income per common unit – basic and diluted (3)	$0.01
Weighted average common units outstanding – basic and diluted (3)	218,896

(1)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $145.3 million, $83.7 million and $95.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Operation and maintenance includes charges from Anadarko of $51.2 million, $51.3 million and $46.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative includes charges from Anadarko of $90.7 million, $31.9 million and $23.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 5.

(2)	Includes affiliate (as defined in Note 1) interest expense of $2.8 million, $4.9 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 11.
(3)	Amounts not applicable to periods prior to the IPO of Western Gas Equity Partners, LP on December 12, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$422,556	$226,559
Accounts receivable, net (1)	36,671	22,703
Other current assets (2)	6,998	7,186

Total current assets	466,225	256,448
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	3,183,148	2,638,013
Less accumulated depreciation	709,773	585,789

Net property, plant and equipment	2,473,375	2,052,224
Goodwill	87,936	82,136
Other intangible assets	55,490	52,858
Equity investments	106,130	109,817
Other assets	27,798	24,143

Total assets	$3,476,954	$2,837,626

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (3)	$24,633	$26,588
Accrued ad valorem taxes	11,949	8,186
Income taxes payable	552	495
Accrued liabilities (4)	121,073	41,315
Dividend payable – Anadarko (5)	—	35,638

Total current liabilities	158,207	112,222
Long-term debt – third parties	1,168,278	494,178
Note payable – Anadarko	—	175,000
Deferred income taxes	1,578	513,100
Dividend payable – Anadarko (5)	—	9,003
Asset retirement obligations and other	68,472	67,169

Total long-term liabilities	1,238,328	1,258,450

Total liabilities	1,396,535	1,370,672
Equity and partners’ capital
Common units (218,895,515 issued and outstanding at December 31, 2012)	912,376	—
Net investment by Anadarko	—	528,873

Total partners’ capital	912,376	528,873
Noncontrolling interests	1,168,043	938,081

Total equity and partners’ capital	2,080,419	1,466,954

Total liabilities, equity and partners’ capital	$3,476,954	$2,837,626

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $17.5 million and zero as of December 31, 2012 and 2011, respectively.
(2)	Other current assets includes natural gas imbalance receivables from affiliates of $0.4 million and $0.5 million as of December 31, 2012 and 2011, respectively.
(3)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.5 million and $5.8 million as of December 31, 2012 and 2011, respectively.
(4)	Accrued liabilities include amounts payable to affiliates of $0.1 million and $0.3 million as of December 31, 2012 and 2011, respectively.
(5)	Associated with the Incentive plan. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2009	$911,171	$—	$497,711	$1,408,882
Net income	63,940	—	63,495	127,435
Dividend payable—Anadarko (1)	(11,371)	—	—	(11,371)
WES equity transactions, net (2)	—	—	304,351	304,351
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	2,053	2,053
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(13,222)	(13,222)
Distributions to WES noncontrolling interest owners	—	—	(41,857)	(41,857)
Acquisition from affiliates	(734,780)	—	—	(734,780)
Net contributions from (distributions to) Anadarko	(85,853)	—	—	(85,853)
Contribution of other assets from Anadarko	10,715	—	—	10,715
Elimination of net deferred tax liabilities	214,464	—	—	214,464
Other	1,551	—	290	1,841

Balance at December 31, 2010	$369,837	$—	$812,821	$1,182,658
Net income	75,643	—	86,057	161,700
Dividend payable—Anadarko (1)	(30,101)	—	—	(30,101)
Conversion of subordinated units to common units (3)	160,407	—	(160,407)	—
WES equity transactions, net (2)	31,623	—	255,289	286,912
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	33,637	33,637
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(17,478)	(17,478)
Distributions to WES noncontrolling interest owners	—	—	(72,079)	(72,079)
Acquisitions from affiliates	(25,000)	—	—	(25,000)
Contributions of equity-based compensation to WES by Anadarko	9,689	—	(23)	9,666
Net contributions from (distributions to) Anadarko	(84,724)	—	—	(84,724)
Contributions of other assets from Anadarko	29	—	—	29
Elimination of net deferred tax liabilities	22,072	—	—	22,072
Other	(602)	—	264	(338)

Balance at December 31, 2011	$528,873	$—	$938,081	$1,466,954
Net income	31,176	2,809	59,181	93,166
Issuance of common units, net of offering expenses	—	409,903	—	409,903
Dividend payable—Anadarko (1)	(158,791)	—	—	(158,791)
WES equity transactions, net (2)	52,875	(173,787)	332,844	211,932
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	29,108	29,108
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(17,303)	(17,303)
Distributions to WES noncontrolling interest owners	—	—	(99,570)	(99,570)
Acquisitions from affiliates	(458,764)	—	—	(458,764)
Acquisition of additional 24% interest in Chipeta (4)	(43,909)	—	(77,195)	(121,104)
Contributions of equity-based compensation to WES by Anadarko (5)	86,673	—	384	87,057
Net distributions of other assets to Anadarko	(15,275)	—	(21)	(15,296)
Net contributions from (distributions to) Anadarko	170,742	—	—	170,742
Conversion of net investment by Anadarko to limited partner interest upon IPO	(673,451)	673,451	—	—
Elimination of net deferred tax liabilities upon IPO	373,353	—	—	373,353
Elimination of net deferred tax liabilities	106,504	—	—	106,504
Other	(6)	—	2,534	2,528

Balance at December 31, 2012	$—	$912,376	$1,168,043	$2,080,419

(1)	Associated with the Incentive Plan. See Note 6.
(2)

Includes the impact of WES’s public equity offerings and units issued in connection with acquisitions of assets from Anadarko as described in Note 2. Partners’ capital and noncontrolling interest include $18.4 million and $23.0 million, respectively, of tax associated with WES equity transactions for the year ended December 31, 2011. Noncontrolling interests include $34.1 million of tax associated with WES equity transactions for the years ended December 31, 2010. The $120.9 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $(86.9) million for the year ended December 31, 2012.

(3)	Includes $93.6 million of tax associated with WES equity transactions that occurred prior to the one-for-one conversion of WES subordinated units to common units in August 2011. See Note 4.
(4)

See Note 2 for a description of WES’s acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. The $43.9 million decrease to partners’ capital resulting from the August 2012 Chipeta acquisition, together with net income attributable to Western Gas Equity Partners, LP, totaled $(9.9) million for the year ended December 31, 2012.

(5)

Associated with the Anadarko Incentive Plans for the year ended December 31, 2011, and associated with the Anadarko Incentive Plans and the Incentive Plan for the year ended December 31, 2012, as defined in Note 1 and further described in Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2012	2011	2010
Cash flows from operating activities
Net income	$93,166	$161,700	$127,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	117,261	111,904	91,010
Non-cash equity-based compensation expense	3,717	3,490	2,567
Deferred income taxes	(31,667)	(24,699)	(3,068)
Debt-related amortization and other items, net	2,319	3,110	1,705
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(14,582)	(10,570)	424
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	11,897	29,625	601
Change in other items, net	3,996	(1,338)	657

Net cash provided by operating activities	186,107	273,222	221,331
Cash flows from investing activities
Capital expenditures	(459,306)	(142,946)	(138,000)
Acquisitions from affiliates	(611,719)	(28,837)	(734,780)
Acquisitions from third parties	—	(301,957)	(18,047)
Investments in equity affiliates	(862)	(93)	(310)
Proceeds from sale of assets to affiliates	760	382	2,805
Proceeds from sale of assets to third parties	—	500	2,825

Net cash used in investing activities	(1,071,127)	(472,951)	(885,507)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,041,648	1,055,939	660,000
Repayments of debt	(549,000)	(869,000)	(361,000)
Revolving credit facility issuance costs	—	—	(12)
Proceeds from issuance of WES common units, net of offering expenses	211,932	328,345	338,483
Proceeds from issuance of WGP common units, net of offering expenses	412,020	—	—
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	29,108	33,637	2,053
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	(17,303)	(17,478)	(13,222)
Distributions to WES noncontrolling interest owners	(99,570)	(72,079)	(41,857)
Net contributions from (distributions to) Anadarko	52,182	(60,150)	36,821

Net cash provided by financing activities	1,081,017	399,214	621,266

Net increase (decrease) in cash and cash equivalents	195,997	199,485	(42,910)
Cash and cash equivalents at beginning of period	226,559	27,074	69,984

Cash and cash equivalents at end of period	$422,556	$226,559	$27,074

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$15,296	$(29)	$7,827
Interest paid, net of capitalized interest	$28,042	$25,828	$16,497
Taxes paid	$495	$190	$507

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Equity Partners, LP is a Delaware master limited partnership formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP, a publicly traded partnership. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation (“APC”) in 2007 to own, operate, acquire and develop midstream energy assets. WES closed its initial public offering to become publicly traded in 2008. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name.

For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES itself. WGP’s general partner, Western Gas Equity Holdings, LLC (“WES GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and the general partner. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

The three types of partnership interests in WES owned by WGP are as follows: (i) a 2.0% general partner interest in WES, held through a consolidated subsidiary, WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) 100% of the non-public limited partner interest in WES. WES GP owns a 2.0% general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.

In December 2012, WGP completed its initial public offering (“IPO”) of 19,758,150 common units representing limited partner interests, including 2,577,150 common units issued in connection with the full exercise of the underwriters’ over-allotment option, at a price of $22.00 per common unit generating net proceeds of $412.0 million. The common units are listed on the New York Stock Exchange under the symbol “WGP.” WGP used approximately $409.4 million of the net proceeds from its IPO to purchase common and general partner units of WES (see Note 4).

WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of December 31, 2012, WES’s assets included thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline, one intrastate natural gas pipeline, and separate interests in Fort Union, White Cliffs and Rendezvous accounted for under the equity method. These assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). WES also had facilities under construction in South Texas and Northeast Colorado at the end of 2012.

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and certain amounts in prior periods have been reclassified to conform to the current presentation. The consolidated financial statements include the accounts of WGP and entities in which it holds a controlling financial interest, including WES and WES GP. Investments in non-controlled entities over which WES, or WGP through its investment in WES, exercises significant influence are accounted for under the equity method. All significant intercompany transactions have been eliminated. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are identified as those of WGP as a standalone parent and its subsidiaries, excluding WES.

WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of: (i) the presentation of noncontrolling interest ownership in WGP (attributable to the publicly held limited partner interests in WES), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account and (iii) the recognition of the liabilities for awards issued pursuant to the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (see Note 6). Refer to Income Taxes within this Note 1 for a description of the accounting for income taxes in the accompanying consolidated financial statements of WGP.

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member and the publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

Chipeta. In July 2009, WES acquired a 51% interest in Chipeta and became party to Chipeta’s limited liability company agreement (the “Chipeta LLC agreement”). On August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of Anadarko’s then remaining 24% interest was accounted for on a prospective basis as WES acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest in Chipeta held by a third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

WES. During the second quarter of 2008, WES completed its IPO of 20.8 million common units (representing a 38.4% limited partner interest) for net proceeds of $315.2 million ($343.4 million less $28.2 million for underwriting discounts and other offering expenses). Concurrently with WES’s IPO, Anadarko contributed assets to WES in exchange for an aggregate 59.6% initial limited partner interest (consisting of common and subordinated units) in WES, a 2.0% general partner interest and IDRs. All proceeds from the sale of the common units to the public were reported as noncontrolling interests in the consolidated balance sheet, including $160.4 million, net of tax of $93.6 million, transferred to partners’ capital when the WES subordinated units converted to common units in August 2011. Refer to Note 4 for a discussion of the WES subordinated unit conversion.

The difference between WGP’s carrying value of its investment in WES and the underlying book value of common units issued by WES is accounted for as an equity transaction. Thus, subsequent to the expiration of the subordination period (as discussed in Note 4), if WES issues common units at a price different than WGP’s per-unit carrying value, any resulting premium or discount is reflected as an adjustment to partners’ capital.

Presentation of WES assets. References to the “WES assets” as of December 31, 2012, refer to the assets indirectly owned by WGP through its partnership interests in WES. Because Anadarko controls WES through its ownership and control of WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, as a result of common control asset acquisitions, WES, and WGP, by virtue of its consolidation of WES, may be required to recast its financial statements to include the activities of such assets as of the date of common control. See Note 2.

For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates. In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.

Fair value. The fair-value-measurement standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair value hierarchy are as follows:

Level 1 – Inputs represent quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

Level 3 – Inputs that are not observable from objective sources, such as management’s internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in management’s internally developed present value of future cash flows model that underlies the fair value measurement).

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, long-lived assets (asset groups), goodwill and other intangibles, initial recognition of asset retirement obligations, and initial recognition of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill and other intangibles, and the initial recognition of asset retirement obligations and environmental obligations use Level 3 inputs. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market valuation approach is utilized, depending on the quality of information available to support management’s assumptions.

The fair value of debt is the estimated amount that WES would have to pay to repurchase its debt, including any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate, and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. See Note 11.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported on the consolidated balance sheets approximate fair value due to the short-term nature of these items.

Cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. As of December 31, 2012, there was no reserve for bad debts. The third-party accounts receivable balance at December 31, 2011, was net of the associated bad-debt reserve of $17,000.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Natural gas imbalances. The consolidated balance sheets include natural gas imbalance receivables and payables resulting from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers’ pipelines. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and reflect market index prices. Other natural gas volumes owed to or by WES are valued at the weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. As of December 31, 2012, natural gas imbalance receivables and payables were approximately $1.7 million and $3.1 million, respectively. As of December 31, 2011, natural gas imbalance receivables and payables were approximately $2.3 million and $3.1 million, respectively. Changes in natural gas imbalances are reported in equity income and other, net for imbalance receivables or in cost of product for imbalance payables.

Inventory. The cost of NGLs inventories is determined by the weighted average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in other current assets in the consolidated balance sheets.

Property, plant and equipment. Property, plant and equipment are generally stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Because acquisitions of assets from Anadarko are transfers of net assets between entities under common control, the assets acquired from Anadarko are initially recorded at Anadarko’s historic carrying value. The difference between the carrying value of net assets acquired from Anadarko and the consideration paid is recorded as an adjustment to partners’ capital.

Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value. All construction-related direct labor and material costs are capitalized. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment is expensed as incurred.

Depreciation is computed over the asset’s estimated useful life using the straight-line method based on estimated useful lives and salvage values of assets. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand in the area.

Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 8 for a description of impairments recorded during the years ended December 31, 2012, 2011 and 2010.

Capitalized interest. Interest is capitalized as part of the historical cost of constructing assets for significant projects that are in progress. Capitalized interest is determined by multiplying WES’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once the construction of an asset subject to interest capitalization is completed and the asset is placed in service, the associated capitalized interest is expensed through depreciation or impairment, together with other capitalized costs related to that asset.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets WGP, through its partnership interests in WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, the goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of the net assets on the acquisition date. During 2012, the carrying amount of goodwill increased from $82.1 million to $87.9 million, attributable to allocated goodwill related to the acquisition of the additional 24% interest in Chipeta (see Note 2), none of which is deductible for tax purposes.

Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. For years 2011 and prior, the first step in the goodwill impairment test was to compare the fair value of each reporting unit to which goodwill had been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. For years 2012 and forward, an initial qualitative assessment may be performed prior to proceeding to the first step performed in previous years (described above). If, based on qualitative factors, it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement. Estimating the fair value of the reporting units was not necessary based on the evaluation as of October 1, 2012, and no goodwill impairment has been recognized in these consolidated financial statements.

Other intangible assets. The intangible asset balance in the consolidated balance sheets includes the fair value, net of amortization, related to the contracts assumed by WES in connection with the Platte Valley acquisition in February 2011, which dedicate certain customers’ field production to the acquired gathering and processing system. These long-term contracts provide an extended commercial relationship with the existing customers whereby WES will have the opportunity to gather and process future production from the customers’ acreage. These contracts are generally limited, however, by the quantity and production life of the underlying natural gas resource base. Customer contract intangible assets are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed, subject to current contractual arrangements.

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party $3.7 million and will be granted access rights to the third-party infrastructure, thereby providing Chipeta with the ability to enter into processing agreements with additional third-party producers. The intangible asset balance as of December 31, 2012, includes this payment, which will be amortized on a straight-line basis over the 10-year life of the agreements.

WES assesses intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment within this Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets. No intangible asset impairment has been recognized in these consolidated financial statements. As of December 31, 2012, the intangible asset carrying value was $55.5 million, net of $2.0 million of accumulated amortization. An estimated $1.4 million of intangible asset amortization will be recorded for each of the next five years. As of December 31, 2011, the intangible asset carrying value was $52.9 million, net of $0.9 million of accumulated amortization.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-method investments. The following table presents the activity of WES’s investments in equity of Fort Union, White Cliffs and Rendezvous:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)
Balance at December 31, 2010	$21,428	$18,978	$74,056
Investment earnings, net of amortization	6,067	4,023	1,171
Contributions	—	93	—
Distributions	(5,227)	(5,384)	(5,388)

Balance at December 31, 2011	$22,268	$17,710	$69,839
Investment earnings, net of amortization	6,383	7,871	1,857
Contributions	—	862	—
Distributions	(5,198)	(8,876)	(6,586)

Balance at December 31, 2012	$23,453	$17,567	$65,110

(1)

WES has a 14.81% interest in Fort Union, a joint venture which owns a gathering pipeline and treating facilities in the Powder River Basin. Anadarko is the construction manager and physical operator of the Fort Union facilities. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the owners’ firm gathering agreements, require 65% or unanimous approval of the owners.

(2)

WES has a 10% interest in White Cliffs, a limited liability company which owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. The third-party majority owner is the manager of the White Cliffs operations. Certain business decisions, including, but not limited to, approval of annual budgets and decisions with respect to significant expenditures, contractual commitments, acquisitions, material financings, dispositions of assets or admitting new members, require more than 75% approval of the members.

(3)

WES has a 22% interest in Rendezvous, a limited liability company that operates gas gathering facilities in Southwestern Wyoming. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members.

The investment balance at December 31, 2012, includes $2.6 million and $45.9 million for the purchase price allocated to the investment in Fort Union and Rendezvous, respectively, in excess of the historic cost basis of Western Gas Resources, Inc. (the entity that previously owned the interests in Fort Union and Rendezvous, which Anadarko acquired in August 2006). This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time Western Gas Resources, Inc. was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.

The investment balance in White Cliffs at December 31, 2012, is $9.8 million less than WES’s underlying equity in White Cliffs’ net assets as of December 31, 2012, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income over the remaining estimated useful life of the White Cliffs pipeline.

Management evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity-method investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is accreted through accretion expense to its expected settlement value. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 10.

Environmental expenditures. WES expenses environmental obligations related to conditions caused by past operations that do not generate current or future revenues. Environmental obligations related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 12.

Segments. Because WGP reflects its ownership interest in WES on a consolidated basis, and has no independent operations or material assets outside those of WES, WGP’s segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment, the assets of which gather, process, compress, treat and transport Anadarko and third-party natural gas, condensate, NGLs and crude oil in the United States.

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, WES is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to WES’s gathering systems for delivery of natural gas to WES’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate are sold. The percentage of the product sale paid to the producer is recorded as a related cost of product expense.

WES purchases natural gas volumes at the wellhead for gathering and processing. As a result, WES has volumes of NGLs and condensate to sell and volumes of residue to either sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to WES when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, WES is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price uncertainty that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title and related purchases are recorded as cost of product.

WES earns transportation revenues through firm contracts that obligate each of its customers to pay a monthly reservation or demand charge regardless of the pipeline capacity used by that customer. An additional commodity usage fee is charged to the customer based on the actual volume of natural gas transported. Transportation revenues are also generated from interruptible contracts pursuant to which a fee is charged to the customer based on volumes transported through the pipeline. Revenues for transportation of natural gas and NGLs are recognized over the period of firm transportation contracts or, in the case of usage fees and interruptible contracts, when the volumes are received into the pipeline. From time to time, certain revenues may be subject to refund pending the outcome of rate matters before the Federal Energy Regulatory Commission (the “FERC”) and reserves are established where appropriate.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Proceeds from the sale of residue, NGLs and condensate are reported as revenues from natural gas, natural gas liquids and condensate in the consolidated statements of income. Revenues attributable to the fixed-fee component of gathering and processing contracts as well as demand charges and commodity usage fees on transportation contracts are reported as revenues from gathering, processing and transportation of natural gas and natural gas liquids in the consolidated statements of income.

Equity-based compensation. Concurrently with WGP’s IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which all remained available for future issuance as of December 31, 2012. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s board of directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP will be amortized over the vesting periods applicable to the awards.

The Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) was adopted by WES GP concurrently with the IPO of WES and permits the issuance of up to 2,250,000 WES common units, of which 2,144,947 units remained available for future issuance as of December 31, 2012. Upon vesting of each phantom unit award, the holder will receive common units of WES or, at the discretion of WES GP’s board of directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP will be amortized over the vesting periods applicable to the awards.

Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”). Equity-based compensation granted under the Anadarko Incentive Plans does not impact cash flows from operating activities and is recorded as an adjustment to partners’ capital in the consolidated financial statements at the time of contribution. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. See Note 6.

WES Income taxes. WES generally is not subject to federal income tax or state income tax other than Texas margin tax on the portion of its income that is apportionable to Texas. Deferred state income taxes are recorded on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. WES routinely assesses the realizability of its deferred tax assets. If WES concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Federal and state current and deferred income tax expense was recorded on WES assets prior to WES’s acquisition of these assets from Anadarko.

For periods including and subsequent to WES’s acquisition of the WES assets, WES makes payments to Anadarko pursuant to the tax sharing agreement entered into between Anadarko and WES for its estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, that are included in any combined or consolidated returns filed by Anadarko. The aggregate difference in the basis of WES’s assets for financial and tax reporting purposes cannot be readily determined as WES does not have access to information about each partner’s tax attributes in WES.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accounting standard for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2012 or 2011.

With respect to assets acquired from Anadarko, WES recorded Anadarko’s historic current and deferred income taxes for the periods prior to WES’s ownership of the assets. For periods subsequent to WES’s acquisition, WES is not subject to tax except for Texas margin tax and accordingly, does not record current and deferred federal income taxes related to the assets acquired from Anadarko.

WGP Income taxes. Prior to its September 2012 conversion to a limited partnership legal form, WGP was WGR Holdings, LLC, a single-member Delaware limited liability company treated as a division of Anadarko and disregarded for U.S. federal income tax purposes. As such, WGR Holdings, LLC was included in Anadarko’s consolidated income tax return for federal and state income tax purposes. In addition to WES’s historic Texas margin tax expense and liabilities, the accompanying consolidated financial statements of WGP include income tax expense and liabilities incurred by WGR Holdings, LLC, computed on a separate-return basis.

Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented.

Net income per common unit. Earnings per unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted average number of common units outstanding. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income (loss) attributable to WGP. Net income attributable to periods prior to WGP’s IPO is not allocated to the limited partners for purposes of calculating net income per unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income (loss). Net income equal to the amount of available cash (as defined in WGP’s partnership agreement) is allocated to the common unitholders consistent with actual cash distributions. See Note 4.

Other assets. For the years ended December 31, 2012 and 2011, other assets on the consolidated balance sheets include $0.4 million and $0.7 million, respectively, for a receivable recognized in conjunction with the capital lease component of a processing agreement assumed in connection with the acquisition of Mountain Gas Resources, LLC (“MGR”). See Note 2. The agreement, in which WES is the lessor, extends through November 2014. Other assets also includes $4.6 million related to the unguaranteed residual value of the processing plant included in the processing agreement, based on a measurement of fair value estimated when the plant was acquired by Anadarko in 2006. Interest income related to the capital lease is recorded to other income (expense), net on the consolidated statements of income.

Accounts Payable. Included in accounts payable at December 31, 2012 and 2011, are liabilities of $11.6 million and $9.8 million, respectively, representing the amount by which checks issued, but not presented to banks for collection, exceed balances in the applicable bank accounts.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS

The following table presents the acquisitions completed by WES during the years ended December 31, 2012, 2011 and 2010, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Granger (1)	01/29/10	100%	$210,000	$31,680	620,689	12,667
Wattenberg (2)	08/02/10	100%	450,000	23,100	1,048,196	21,392
White Cliffs (3)	09/28/10	10%	—	38,047	—	—
Platte Valley (4)	02/28/11	100%	303,000	602	—	—
Bison (5)	07/08/11	100%	—	25,000	2,950,284	60,210
MGR (6)	01/13/12	100%	299,000	159,587	632,783	12,914
Chipeta (7)	08/01/12	24%	—	128,250	151,235	3,086

(1)

The assets acquired from Anadarko include (i) the Granger gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of cryogenic trains, a refrigeration train, an NGLs fractionation facility and ancillary equipment. These assets, located in southwestern Wyoming, are referred to collectively as the “Granger assets” and the acquisition as the “Granger acquisition.”

(2)

The assets acquired from Anadarko include the Wattenberg gathering system and related facilities, including the Fort Lupton processing plant. These assets, located in the Denver-Julesburg Basin, north and east of Denver, Colorado, are referred to collectively as the “Wattenberg assets” and the acquisition as the “Wattenberg acquisition.”

(3)

White Cliffs owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. The acquisition of the 0.4% interest in White Cliffs and related purchase option from Anadarko, combined with the acquisition of an additional 9.6% interest in White Cliffs from a third party, are referred to collectively as the “White Cliffs acquisition.” WES’s interest in White Cliffs is referred to as the “White Cliffs investment.”

(4)

The assets acquired from a third party include (i) a natural gas gathering system and related compression and other ancillary equipment, and (ii) cryogenic gas processing facilities. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” and the acquisition as the “Platte Valley acquisition.”

(5)

The Bison gas treating facility acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming and includes (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party-owned Bison pipeline. The Bison assets were placed in service in June 2010.

(6)

The assets acquired from Anadarko consist of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming, and includes the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.”

(7)

WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1), with WES receiving distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires it to distribute all of its available cash (as defined in WGP’s partnership agreement) to unitholders of record on the applicable record date within 55 days of the end of each quarter, beginning with the quarter ended December 31, 2012.

On January 21, 2013, the board of directors of WGP GP declared a prorated quarterly distribution of $0.03587 per unit, or $7.9 million in aggregate, for the fourth quarter of 2012. The distribution was the first declared by WGP and corresponded to a quarterly distribution of $0.165 per unit, or $0.66 per unit on an annualized basis. The initial distribution was prorated for the 20-day period from the date of the closing of WGP’s IPO on December 12, 2012, through the end of the quarter, pursuant to the terms of WGP’s partnership agreement. The cash was paid on February 21, 2013, to WGP unitholders of record at the close of business on February 1, 2013.

WES partnership distributions. WES’s partnership agreement requires it to distribute all of its available cash (as defined in WES’s partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. WES declared the following cash distributions to its unitholders, including WGP, for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
2010
March 31	$ 0.340	$ 22,042	May 2010
June 30	$ 0.350	$ 24,378	August 2010
September 30	$ 0.370	$ 26,381	November 2010
December 31	$ 0.380	$ 30,564	February 2011
2011
March 31	$ 0.390	$ 33,168	May 2011
June 30	$ 0.405	$ 36,063	August 2011
September 30	$ 0.420	$ 40,323	November 2011
December 31	$ 0.440	$ 43,027	February 2012
2012
March 31	$ 0.460	$ 46,053	May 2012
June 30	$ 0.480	$ 52,425	August 2012
September 30	$ 0.500	$ 56,346	November 2012
December 31 (1)	$ 0.520	$ 65,657	February 2013

(1)

On January 21, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.52 per unit, or $65.7 million in aggregate, including incentive distributions. The cash distribution was paid on February 12, 2013, to WES unitholders of record at the close of business on February 1, 2013.

WES’s available cash. The amount of available cash (as defined in WES’s partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of WES GP, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by WES GP to provide for the proper conduct of WES’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements (such as the Chipeta LLC agreement); or to provide funds for distributions to WES unitholders and to WES GP for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

General partner interest in and incentive distribution rights of WES. WES GP is currently entitled to 2.0% of all quarterly distributions by WES. WES GP is entitled to incentive distributions if the amount distributed by WES with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		WES Unitholders	WES GP
Minimum quarterly distribution	$ 0.300	98.0%	2.0%
First target distribution	up to $ 0.345	98.0%	2.0%
Second target distribution	above $ 0.345 up to $ 0.375	85.0%	15.0%
Third target distribution	above $ 0.375 up to $ 0.450	75.0%	25.0%
Thereafter	above $ 0.450	50.0%	50.0%

The table above assumes that WES GP maintains its 2.0% general partner interest in WES, that there are no arrearages on WES common units, and that WES GP continues to own the IDRs. The maximum distribution sharing percentage of 50.0% includes distributions paid to WES GP on its 2.0% general partner interest and does not include any distributions that it may receive on WES common units that it owns or may acquire.

4.  EQUITY AND PARTNERS’ CAPITAL

Initial public offering. In December 2012, WGP completed its IPO of 19,758,150 common units representing limited partner interests, including 2,577,150 common units issued in connection with the full exercise of the underwriters’ over-allotment option, at a price of $22.00 per common unit. As of December 31, 2012, Anadarko held 199,137,365 of WGP’s common units, representing a 91.0% limited partner interest. The public held 19,758,150 common units, representing a 9.0% interest in WGP.

Net income per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted average number of common units outstanding. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income (loss) attributable to WGP. Net income attributable to periods prior to WGP’s IPO, including compensation expense for grants of awards under the Incentive Plan (see Note 6), is attributable to subsidiaries of Anadarko and therefore not allocated to the limited partners for purposes of calculating net income per unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income (loss). Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions. Net income available to limited partners for the 20-day period beginning on the date of WGP’s IPO closed through December 31, 2012, was calculated based on the number of common units outstanding after the IPO.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES equity. WES’s common units are listed on the New York Stock Exchange under the symbol “WES.” As of December 31, 2012, WGP and Affiliates held 49,296,205 WES common units, representing a 46.2% limited partner interest, and through WGP’s ownership of WES GP, indirectly held 2,135,930 general partner units representing a 2.0% general partner interest in WES and 100% of WES IDRs. As of December 31, 2012, the public held 55,364,348 WES common units, representing a 51.8% limited partner interest in WES.

WES public equity offerings. WES completed the following public offerings of its common units during 2010, 2011 and 2012:

thousands except unit and per-unit amounts	WES Common Units Issued (2)	WES GP Units Issued (3)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
May 2010 equity offering (1)	4,558,700	93,035	$22.25	$4,427	$99,074
November 2010 equity offering	8,415,000	171,734	29.92	10,325	246,729
March 2011 equity offering	3,852,813	78,629	35.15	5,621	132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748
June 2012 equity offering	5,000,000	102,041	43.88	7,468	216,409

(1)	Refers collectively to the May 2010 equity offering issuance and the June 2010 exercise of the underwriters’ over-allotment option.
(2)

Includes the issuance of 558,700 WES common units, 915,000 WES common units, 302,813 WES common units and 750,000 WES common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the May 2010, November 2010, March 2011 and September 2011 equity offerings, respectively.

(3)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

WES common, subordinated and general partner units. In connection with the closing of WGP’s IPO in December 2012, WGP purchased common and general partner units of WES at a price of $46.00 per unit, pursuant to a unit purchase agreement among WES, WES GP and WGP.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table summarizes WES common, subordinated and general partner units issued during the years ended December 31, 2011 and 2012:

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2010	51,036,968	26,536,306	1,583,128	79,156,402
March 2011 equity offering	3,852,813	—	78,629	3,931,442
Long-Term Incentive Plan awards	14,628	—	299	14,927
Bison acquisition	2,950,284	—	60,210	3,010,494
Conversion of subordinated units	26,536,306	(26,536,306)	—	—
September 2011 equity offering	5,750,000	—	117,347	5,867,347

Balance at December 31, 2011	90,140,999	—	1,839,613	91,980,612
MGR acquisition	632,783	—	12,914	645,697
Long-Term Incentive Plan awards	12,570	—	257	12,827
June 2012 equity offering	5,000,000	—	102,041	5,102,041
Chipeta acquisition	151,235	—	3,086	154,321
WGP unit purchase agreement	8,722,966	—	178,019	8,900,985

Balance at December 31, 2012	104,660,553	—	2,135,930	106,796,483

Conversion of WES subordinated units. Concurrently with the closing of WES’s IPO in 2008, Anadarko contributed the assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC and MIGC LLC, which are referred to as the “initial assets” of WES in exchange for a 2.0% general partnership interest in WES, 5,725,431 common units of WES, 26,536,306 subordinated units of WES, and 100% of the IDRs. Based on the terms of WES’s partnership agreement, the subordination period ended after WES earned and paid at least $1.20 (the minimum quarterly distribution on an annualized basis) on each outstanding common and subordinated unit of WES, as well as the corresponding distribution on WES GP’s 2.0% interest, for each of three consecutive, non-overlapping four quarter periods ending on or after June 30, 2011. From its inception through June 30, 2011, WES paid equal distributions per unit on its common, subordinated and general partner units. Upon payment of the cash distribution for the second quarter of 2011 by WES, the requirements for the conversion of all subordinated units were satisfied under the WES partnership agreement. As a result, the 26,536,306 subordinated units of WES were converted into WES common units on August 15, 2011, on a one-for-one basis. Upon the conversion, $160.4 million, net of tax of $93.6 million, related to pre-conversion changes in WGP’s ownership interest in WES was transferred from noncontrolling interests to partners’ capital. The conversion did not impact the amount of the cash distribution paid or the total number of WES’s outstanding units representing limited partner interests.

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the WES assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of WES and WGP. Third-party expenses do not bear a direct relationship to third-party revenues, and affiliate expenses do not bear a direct relationship to affiliate revenues. See Note 2 for further information related to contributions of assets to WES by Anadarko.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries (including WGP), held in separate bank accounts, is generally swept to centralized accounts. Prior to the acquisitions of the WES assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited WES interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of the WES assets. Subsequent to the acquisition of the WES assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.

Note receivable from and amounts payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $334.8 million and $303.7 million at December 31, 2012, and December 31, 2011, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from WES’s issuance of the 4.000% Senior Notes due 2022 (the “2022 Notes”). See Note 11.

During the first quarter of 2012, the board of directors of WES GP approved the continued construction by WES of the Brasada and Lancaster gas processing facilities in South Texas and Northeast Colorado, respectively, which were previously under construction by Anadarko. WES agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In February 2012, these expenditures were transferred to WES and a corresponding current payable was recorded, which was repaid during the fourth quarter of 2012.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2011, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be remeasured at fair value. WES has not entered into any new commodity price swap agreements since the fourth quarter of 2011.

Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of December 31, 2012:

per barrel except natural gas	2013		2014		2015		2016
Ethane	$18.32 –	30.10	$18.36 –	30.53	$18.41 –	23.41	$23.11
Propane	$45.90 –	55.84	$46.47 –	53.78	$47.08 –	52.99	$52.90
Isobutane	$60.44 –	77.66	$61.24 –	75.13	$62.09 –	74.02	$73.89
Normal butane	$53.20 –	68.24	$53.89 –	66.01	$54.62 –	65.04	$64.93
Natural gasoline	$70.89 –	92.23	$71.85 –	83.04	$72.88 –	81.82	$81.68
Condensate	$74.04 –	85.84	$75.22 –	83.04	$76.47 –	81.82	$81.68
Natural gas (per MMbtu)	$3.75 –	6.09	$4.45 –	6.20	$4.66 –	5.96	$4.87

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Year Ended December 31,
thousands	2012	2011	2010
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$37,665	$33,845	$20,200
Natural gas liquids sales	66,260	(36,802)	2,953

Total	103,925	(2,957)	23,153
Losses on commodity price swap agreements related to purchases (2)	(89,710)	(27,234)	(23,344)

Net gains (losses) on commodity price swap agreements	$14,215	$(30,191)	$(191)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of WES’s systems. The gathering agreements of WES’s initial assets allow for rate resets that target an 18% return on invested capital in those assets. Approximately 76%, 75% and 73% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the years ended December 31, 2012, 2011 and 2010, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 59%, 64% and 66% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the years ended December 31, 2012, 2011 and 2010, respectively, was attributable to natural gas production owned or controlled by Anadarko.

In connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Gas purchase and sale agreements. WES sells substantially all of its natural gas, NGLs, and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Omnibus agreements. Anadarko, WGP GP and WES GP perform centralized corporate functions for WGP and WES, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration.

WGP omnibus agreement. In connection with WGP’s IPO in December 2012, WGP entered into an omnibus agreement with WGP GP and Anadarko that governs the following: (i) WGP’s obligation to reimburse Anadarko for expenses incurred or payments made on WGP’s behalf in conjunction with Anadarko’s provision of general and administrative services to WGP, including public company expenses and general and administrative expenses; (ii) WGP’s obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) WGP’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship regarding certain reimbursement an indemnification matters (the “WES omnibus agreement”).

WES’s reimbursement to Anadarko for certain general and administrative expenses allocated to WES was capped at $9.0 million for the year ended December 31, 2010 and the cap expired on December 31, 2010. Expenses in excess of the cap for the year ended December 31, 2010 were recorded as capital contributions from Anadarko and did not impact cash flows. WES also incurred $8.0 million in public company expenses, such as external audit and consulting fees, not subject to the cap previously contained in the WES omnibus agreement, during the year ended December 31, 2010.

For the year ended December 31, 2011, and thereafter, Anadarko, in accordance with the partnership and omnibus agreements of WES, determined, in its reasonable discretion, amounts to be reimbursed by WES in exchange for services provided under the WES omnibus agreement. Such amount was $21.7 million for the year ended December 31, 2012, comprised of $14.9 million of general and administrative expenses and $6.8 million of public company expenses. WES reimbursed Anadarko $19.5 million for the year ended December 31, 2011, comprised of $11.8 million of general and administrative expenses and $7.7 million of public company expenses. See Summary of affiliate transactions below.

Services and secondment agreement. Pursuant to the services and secondment agreement, specified employees of Anadarko are seconded to provide operating, routine maintenance and other services with respect to the assets owned and operated by WES under the direction, supervision and control of Anadarko. Pursuant to the services and secondment agreement, WES reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires. The consolidated financial statements include costs allocated by Anadarko for expenses incurred under the services and secondment agreement for periods including and subsequent to the acquisition of the WES assets.

WGP tax sharing agreement. Prior to WGP’s conversion from WGR Holdings, LLC to a limited partnership in September 2012, WGP was a single-member limited liability company, required to reflect its income tax expense liability on a separate-return basis. Upon the completion of WGP’s IPO in December 2012, WGP became a partnership for U.S. federal and state income tax purposes and is therefore not subject to U.S. federal and state income taxes, except for Texas margin tax on the portion of WGP’s income apportionable to Texas. See Note 7.

In connection with WGP’s IPO in December 2012, WGP entered into a tax sharing agreement with Anadarko, pursuant to which WGP reimburses Anadarko for its estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, borne by Anadarko on WGP’s behalf as a result of WGP’s results being included in a combined or consolidated tax return filed by Anadarko with respect to periods including and subsequent to the closing date of the IPO. Anadarko may use its tax attributes to cause its combined or consolidated group, of which WGP may be a member for this purpose, to owe no tax. Nevertheless, WGP will be required to reimburse Anadarko for the estimated share of taxes that WGP would have owed had the attributes not been available or used for WGP’s benefit, regardless of whether Anadarko pays taxes for the period.

WES tax sharing agreement. Concurrently with WES’s IPO in 2008, WES entered into a tax sharing agreement, pursuant to which WES reimburses Anadarko for its estimated share of applicable state taxes.

These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods including and subsequent to the acquisition of the WES assets from Anadarko. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for the allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES Notes and WES RCF Indemnification Agreements. The WES Notes and obligations under WES’s revolving credit facility (“WES RCF”) are recourse to WES GP. In turn, as of December 31, 2012, WES GP has been indemnified by a wholly owned subsidiary of Anadarko for any claims made against WES GP under the WES Notes and/or the WES RCF. See Note 13.

Allocation of costs. For periods prior to the acquisition of the WES assets, the consolidated financial statements include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. This management services fee was allocated to WES based on its proportionate share of Anadarko’s assets and revenues or other contractual arrangements. Management believes these allocation methodologies are reasonable.

The employees supporting WES’s operations are employees of Anadarko. Anadarko allocates costs to WES for its share of personnel costs, including costs associated with equity-based compensation plans, non-contributory defined pension and postretirement plans, defined contribution savings plan pursuant to the WES omnibus agreement and services and secondment agreement. In general, WES’s reimbursement to Anadarko under the WES omnibus agreement or services and secondment agreement is either (i) on an actual basis for direct expenses Anadarko and the general partner incur on behalf of WES, or (ii) based on an allocation of salaries and related employee benefits between WES, WES GP and Anadarko based on estimates of time spent on each entity’s business and affairs. Most general and administrative expenses charged to WES by Anadarko are attributed to WES on an actual basis, and do not include any mark-up or subsidy component. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. Although it is not practicable to determine what the amount of these direct and allocated costs would be if WES were to directly obtain these services, management believes that aggregate costs charged to WES by Anadarko are reasonable.

Equipment purchase and sale. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Purchases			Sales
	Year Ended December 31,
thousands	2012	2011	2010	2012	2011	2010
Net carrying value	$8,009	$1,998	$429	$393	$316	$2,576
Cash consideration	24,705	3,837	361	760	382	2,805

Partners’ capital adjustment	$16,696	$1,839	$(68)	$367	$66	$229

Capital expenditures transfer. As described in Note receivable from and amounts payable to Anadarko above, Anadarko incurred certain expenditures related to the construction of the Brasada and Lancaster gas processing facilities during 2011. These amounts, along with related capitalized interest, were transferred to WES in the first quarter of 2012, and are included in property, plant and equipment as of December 31, 2012.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. Transactions with affiliates include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates, WGP GP and WES GP:

	Year Ended December 31,
thousands	2012	2011	2010
Revenues (1)	$687,634	$648,997	$571,628
Cost of product (1)	145,250	83,722	95,667
Operation and maintenance (2)	51,237	51,339	46,379
General and administrative (3)	90,741	31,855	23,807

Operating expenses	287,228	166,916	165,853
Interest income, net (4)	16,900	28,560	20,243
Interest expense (5)	2,766	4,935	6,924
Contributions from Anadarko as a Chipeta noncontrolling interest owner	12,588	16,476	2,019
Distributions to Anadarko as a Chipeta noncontrolling interest owner	6,528	9,437	6,476

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred during periods including and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)

Represents general and administrative expense incurred during periods including and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko (see Note 6).

(4)

Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on WES assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko (see Note 11).

(5)

Represents interest expense recognized on the note payable to Anadarko (see Note 11) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, the note payable to Anadarko and the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants were repaid. See Note receivable from and amounts payable to Anadarko within this Note 5.

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented on the consolidated statements of income.

6.  EQUITY-BASED COMPENSATION

WGP LTIP. As of December 31, 2012, there were no outstanding awards under the WGP LTIP. In January 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest one year from grant date, and WGP will realize $0.3 million of compensation expense over the one-year vesting term.

WES LTIP. WES GP awards phantom units under the WES LTIP primarily to the Chief Executive Officer and WES’s independent directors. The phantom units awarded to WES’s independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.8 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, of which $0.7 million will be realized by WES, and which is expected to be recognized over a weighted-average period of 2.2 years.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY-BASED COMPENSATION (CONTINUED)

The following table summarizes WES LTIP award activity for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$33.92	23,978	$20.19	17,503	$15.02	21,970
Vested	$33.20	(14,260)	$20.51	(15,119)	$15.02	(19,751)
Granted	$45.91	15,901	$35.66	21,594	$20.94	15,284

Phantom units outstanding at end of year	$41.77	25,619	$33.92	23,978	$20.19	17,503

Anadarko Incentive Plans. For the years ended December 31, 2012, 2011 and 2010, general and administrative expenses include $3.3 million, $2.5 million and $2.3 million, respectively, of equity-based compensation expense for awards granted to the executive officers of WES GP and other employees under the Anadarko Incentive Plans, which was allocated to WES by Anadarko. As of December 31, 2012, $4.4 million of estimated unrecognized compensation expense attributable to the Anadarko Incentive Plans (excluding performance-based awards) will be allocated to WES over a weighted-average period of 1.9 years. As of December 31, 2012, the compensation cost related to performance-based awards under the Anadarko Incentive Plans that could be allocated to WES during the next two years was approximately $0.1 million.

During the fourth quarter of 2011, $9.7 million was recorded to partners’ capital in the consolidated financial statements for accumulated compensation expense attributable to the Anadarko Incentive Plans.

The Incentive Plan. For the years ended December 31, 2012, 2011 and 2010, general and administrative expenses include $68.8 million, $11.4 million and $3.1 million, respectively, of compensation expense for grants of Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights (“DERs”) under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko.

Under the terms of the Incentive Plan, the value of a UAR was equal to an amount calculated by dividing the “determined value” by 1,000,000, less the applicable UAR exercise price. Prior to WGP’s IPO in December 2012, the value of awards issued under the Incentive Plan were revised periodically based on the estimated fair value of WES GP using a discounted cash flow estimate and multiples-valuation terminal value. UARs outstanding under the Incentive Plan as of December 31, 2011 and 2010, were valued at $634.00 per UAR and $215.00 per UAR, respectively.

For liability-based awards issued under the Incentive Plan and ultimately settled in cash, the fair value of the relevant equity grant was revised periodically based on the estimated fair value of WES GP using a discounted cash flow estimate and multiples-valuation terminal value. Anadarko, the parent company of WGP, directed the issuance of equity-based awards under the Incentive Plan to its employees. Therefore the fair value of the outstanding awards under the Incentive Plan was classified as a dividend payable to Anadarko within current liabilities for vested awards that had not been cash-settled, and within long-term liabilities for unvested awards that were then outstanding, in the accompanying consolidated financial statements of WGP.

Anadarko and the Incentive Plan participants entered into a Memorandum of Understanding (the “MOU”) that, among other things, confirmed the intent and the understanding that WGP’s IPO resulted in the vesting of all unvested Incentive Plan awards and that the value of WES’s common units held by WGP prior to its IPO would not be considered in the valuation of the Incentive Plan awards.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY-BASED COMPENSATION (CONTINUED)

WGP’s IPO and concurrent execution of the MOU triggered the exercise of all outstanding UARs and lump-sum cash payments (less any applicable withholding taxes) to plan participants equal to the value of each award, less its exercise price, if applicable. Pursuant to the MOU, the “determined value” was defined as equal to the aggregate WGP equity value, as determined using the market price of WGP based on the IPO price of WGP’s common units, reduced by the market value of WES’s common units owned by WGP prior to its IPO (based on the closing price of WGP’s common units on the day of the pricing of the IPO). Awards outstanding under the Incentive Plan at the time of WGP’s IPO (and the effective termination of the Incentive Plan) were valued at $2,745.00 per UAR and $12.00 per DER. Outstanding UVRs that vested concurrently with WGP’s IPO were cash-settled at their grant-date fair value.

In addition to the execution of the MOU, WGP, WES GP and Anadarko entered into a contribution agreement whereby cash, in an amount equal to the aggregate cash payment required to settle all outstanding awards, was contributed to WES GP by Anadarko. The cash payments made in connection with WGP’s IPO and the vesting, exercise and settlement of all outstanding awards under the Incentive Plan as described above, impacted WGP’s cash flows to the extent compensation expense was allocated to WES since the inception of the Incentive Plan. The compensation expense allocated to WES since the inception of the Incentive Plan, and subsequently contributed by Anadarko during the fourth quarter of 2012, was recorded to partners’ capital in the consolidated financial statements.

The following table summarizes Incentive Plan award activity for the years ended December 31, 2012, 2011 and 2010:

	UVRs	UARs	DERs
Outstanding at December 31, 2009	56,667	73,334	73,334
Granted	2,035	2,035	2,035
Vested and settled (1)	(16,667)	—	—
Forfeited	—	—	—

Outstanding at December 31, 2010	42,035	75,369	75,369
Granted	—	—	—
Vested and settled (1)	(27,344)	—	—
Forfeited	—	—	—

Outstanding at December 31, 2011	14,691	75,369	75,369
Granted	—	—	—
Vested and settled (1)	(14,691)	(75,369)	(75,369)
Forfeited	—	—	—

Outstanding at December 31, 2012	—	—	—

Weighted average intrinsic per-unit value as of:
December 31, 2010 (2)	$57.99	$160.54	$—
December 31, 2011 (2)	$65.24	$579.54	$—
December 12, 2012 (3)	$65.24	$2,690.47	$11.93

(1)

UARs and DERs remained outstanding upon vesting until they were settled in cash, forfeited, or expired. As of December 31, 2011, 60,678 of the outstanding UARs and 3,334 of the DERs were vested. As of December 31, 2010, 33,334 of the outstanding UARs and 3,334 of the DERs were vested. As of December 31, 2009, 16,667 of the outstanding UARs and 3,334 of the DERs were vested.

(2)	The DERs had no attributed value since WES GP had not declared or paid distributions.
(3)	As discussed above, all awards then outstanding under the Incentive Plan were settled upon the closing of WGP’s IPO.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2012	2011	2010
Current income tax expense
Federal income tax expense	$55,800	$65,601	$50,606
State income tax expense	5,319	4,762	3,926

Total current income tax expense	61,119	70,363	54,532

Deferred income tax expense
Federal income tax expense (benefit)	(31,468)	(24,075)	(2,450)
State income tax expense (benefit)	(199)	(624)	(618)

Total deferred income tax expense (benefit)	(31,667)	(24,699)	(3,068)

Total income tax expense	$29,452	$45,664	$51,464

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2012	2011	2010
Income before income taxes	$122,618	$207,364	$178,899
Statutory tax rate	0%	0%	0%

Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Non-deductible goodwill	—	1,484	7,366
Federal taxes on income attributable to APC’s investment in WES	24,331	23,872	21,574
State taxes on income attributable to APC’s investment in WES (net of federal benefit)	3,863	1,290	822
Federal taxes on income attributable to WES assets pre-acquisition	—	18,354	20,678
State taxes on income attributable to WES assets pre-acquisition (net of federal benefit)	—	—	724
Texas margin tax expense (benefit)	1,258	664	300

Income tax expense	$29,452	$45,664	$51,464

Effective tax rate	24%	22%	29%

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2012	2011
Credit carryforwards	$14	$14

Net current deferred income tax assets	14	14

Depreciable property	(1,983)	(83,566)
Investment in WES and its equity affiliates	—	(430,204)
Credit carryforwards	541	556
Other	(136)	114

Net long-term deferred income tax liabilities	(1,578)	(513,100)

Total net deferred income tax liabilities	$(1,564)	$(513,086)

Credit carryforwards, which are available for utilization on future income tax returns, consist of $0.6 million of state income tax credits that expire in 2026.

8.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

	Estimated Useful Life	December 31,
thousands		2012	2011
Land	n/a	$501	$364
Gathering systems	5 to 47 years	2,738,018	2,437,152
Pipelines and equipment	15 to 45 years	91,126	90,883
Assets under construction	n/a	346,312	104,687
Other	3 to 25 years	7,191	4,927

Total property, plant and equipment		3,183,148	2,638,013
Accumulated depreciation		709,773	585,789

Net property, plant and equipment		$2,473,375	$2,052,224

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. See Note 9.

During the fourth quarter of 2012, a $6.0 million impairment was recognized related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also in the fourth quarter of 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within WES’s operating assets.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

During the year ended December 31, 2011, a $7.3 million impairment was recognized related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex (see Note 2) expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed by Anadarko management. Subsequent to the project evaluation and impairment, the remaining fair value of the equipment and materials was reclassified from within property, plant and equipment to other assets on the consolidated balance sheet and was approximately $10.6 million as of December 31, 2011. Also during 2011, following an evaluation of future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

During the year ended December 31, 2010, a $0.6 million impairment was recognized related to a compressor sold during the year to a third party, and a $0.3 million impairment due to cancelled capital projects and additional costs recorded on a project previously impaired to salvage value.

9.  ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	December 31,
	2012	2011
Accrued capital expenditures	$84,784	$14,968
Accrued plant purchases	16,350	19,607
Accrued interest expense	15,868	2,251
Short-term asset retirement obligations	1,711	875
Short-term remediation and reclamation obligations	799	1,679
Other	1,561	1,935

Total accrued liabilities	$121,073	$41,315

10.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2012	2011
Carrying amount of asset retirement obligations at beginning of year	$64,144	$45,149
Liabilities incurred	9,239	15,391
Liabilities settled	(786)	(133)
Accretion expense	4,256	3,781
Revisions in estimated liabilities	(10,407)	(44)

Carrying amount of asset retirement obligations at end of year	$66,446	$64,144

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ASSET RETIREMENT OBLIGATIONS (CONTINUED)

Revisions in estimated liabilities for the year ended December 31, 2012, related primarily to the change in the estimated timing of settling of asset retirement obligations at the Wattenberg system. The liabilities incurred for the year ended December 31, 2012, represented the increase in asset retirement obligations primarily related to the capital expansion at the Wattenberg system.

Revisions in estimated liabilities for the year ended December 31, 2011, related primarily to a decrease in the inflation rate. The liabilities incurred for the year ended December 31, 2011, represented the increase in asset retirement obligations primarily related to the acquisition of the Platte Valley assets (see Note 2).

11.  DEBT AND INTEREST EXPENSE

The following table presents outstanding debt as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,617	$669,928	$—	$—	$—
5.375% Senior Notes due 2021	500,000	494,661	499,946	500,000	494,178	499,950
Note payable to Anadarko	—	—	—	175,000	175,000	174,528

Total debt outstanding	$1,170,000	$1,168,278	$1,169,874	$675,000	$669,178	$674,478

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity for the years ended December 31, 2012 and 2011:

thousands	Carrying Value
Balance as of December 31, 2010	$474,000
Revolving credit facility borrowings	570,000
Repayment of revolving credit facility	(619,000)
Repayment of Wattenberg term loan	(250,000)
Revolving credit facility borrowings – Swingline	30,000
Repayment of revolving credit facility – Swingline	(30,000)
Issuance of 5.375% Senior Notes due 2021	500,000
Other and changes in debt discount	(5,822)

Balance as of December 31, 2011	$669,178
Revolving credit facility borrowings	374,000
Issuance of 4.000% Senior Notes due 2022	670,000
Repayment of revolving credit facility	(374,000)
Repayment of note payable to Anadarko	(175,000)
Revolving credit facility borrowings – Swingline	20,000
Repayment of revolving credit facility – Swingline	(20,000)
Other and changes in debt discount or premium	4,100

Balance as of December 31, 2012	$1,168,278

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are collectively referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes was 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under the WES RCF and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

The 2022 Notes mature on July 1, 2022, unless redeemed at a redemption price that includes a make-whole premium. WES may redeem the 2022 Notes in whole or in part, at any time before April 1, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2022 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2022 Notes) plus 37.5 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after April 1, 2022, the 2022 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued interest on the 2022 Notes to be redeemed to the date of redemption.

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the 2021 Notes is paid semi-annually on June 1 and December 1 of each year. Proceeds from the offering of the 2021 Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the WES RCF, with the remainder used for general partnership purposes.

The 2021 Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. WES may redeem the 2021 Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2021 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2021 Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the 2021 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued interest on the 2021 Notes to be redeemed to the date of redemption.

The indentures governing the 2022 Notes and the 2021 Notes contain customary events of default including, among others, (i) default for 30 days in the payment of interest when due; (ii) default in payment, when due, of principal of or premium, if any, at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The indentures also contain covenants that limit, among other things, WES’s ability, as well as that of certain of its subsidiaries, to (i) create liens on WES’s principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of WES’s properties or assets to another entity. At December 31, 2012, WES was in compliance with all covenants under the indentures.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest rate agreements. In May 2012, WES entered into U.S. Treasury Rate lock agreements to mitigate the risk of rising interest rates prior to the issuance of the 2022 Notes. WES settled the rate lock agreements simultaneously with the June 2012 offering of the 2022 Notes, realizing a loss of $1.7 million, which is included in other income (expense), net in the consolidated statements of income.

In March 2011, WES entered into a forward-starting interest-rate swap agreement to mitigate the risk of rising interest rates prior to the issuance of the 2021 Notes. In May 2011, WES issued the 2021 Notes and terminated the swap agreement, realizing a loss of $1.9 million, which is included in other income (expense), net in the consolidated statements of income.

In April 2010, WES entered into financial agreements to fix the underlying 10-year Treasury rates with respect to a potential note issuance that was not realized. In May 2010, WES terminated the agreements, realizing a loss of $2.4 million, which is included in other income (expense), net in the consolidated statements of income.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

WES revolving credit facility. In March 2011, WES entered into the amended and restated $800.0 million senior unsecured WES RCF and borrowed $250.0 million under the WES RCF to repay the Wattenberg term loan (described below). The WES RCF amended and restated a $450.0 million credit facility, which was originally entered into in October 2009. The WES RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.71% and 1.80% at December 31, 2012 and 2011, respectively. WES is also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2012 and 2011.

The WES RCF contains certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As of December 31, 2012, WES had no outstanding borrowings and $6.7 million in outstanding letters of credit issued under the $800.0 million WES RCF. At December 31, 2012, WES was in compliance with all remaining covenants under the WES RCF.

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP, and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko against any claims made against the general partner under the 2022 Notes, the 2021 Notes and/or the WES RCF.

Working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017 and will bear interest at LIBOR plus 1.50%. The interest rate was 1.71% at December 31, 2012.

WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of December 31, 2012, WGP had no outstanding borrowings under the WGP WCF. At December 31, 2012, WGP was in compliance with all covenants under the WGP WCF.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 WES borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on WES’s consolidated leverage ratio as defined in the Wattenberg term loan agreement. WES repaid the Wattenberg term loan in March 2011 using borrowings from the WES RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2012	2011	2010
Third parties
Interest expense on long-term debt	$41,171	$20,533	$8,530
Amortization of debt issuance costs and commitment fees (1)	4,319	5,297	3,340
Capitalized interest (2)	(6,196)	(420)	—

Total interest expense – third parties	39,294	25,410	11,870

Affiliates
Interest expense on note payable to Anadarko (3)	2,440	4,935	6,828
Interest expense on affiliate balances (4)	326	—	—
Credit facility commitment fees	—	—	96

Total interest expense – affiliates	2,766	4,935	6,924

Interest expense	$42,060	$30,345	$18,794

(1)

For the year ended December 31, 2012, includes $1.1 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes.

(2)

For the year ended December 31, 2012, $2.2 million of interest associated with capital projects at Chipeta was capitalized and $3.5 million of interest associated with the construction of the Brasada and Lancaster gas processing facilities was capitalized. See Note 5.

(3)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 11.
(4)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, WES repaid the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants. See Note 5.

12.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2012 and 2011, asset retirement obligations and other on the consolidated balance sheets included $1.9 million and $1.6 million, respectively, for the long-term liability for remediation and reclamation obligations. The recorded obligations do not include any anticipated insurance recoveries. Substantially all of the payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 9.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a subsidiary, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko and its affiliates diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims.

In July 2011, the Court denied the defendants’ motion to dismiss without ruling on the merits and the case is in the discovery phase. Trial is set for April 2014. Management does not believe the outcome of this proceeding will have a material effect on the financial condition, results of operations or cash flows of WGP. Management intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that it has adequate contractual indemnities covering the claims against it in this lawsuit.

In addition, from time to time, WGP, through its partnership interests in WES, is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding for which a final disposition could have a material adverse effect on the financial condition, results of operations or cash flows of WGP.

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2012, WES had unconditional payment obligations for services to be rendered, or products to be delivered in connection with its capital projects of approximately $55.9 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Brasada and Lancaster plants (see Note 5) and include 100% of obligations related to Chipeta, in which WES has a 75% membership interest (see Note 1).

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.

In addition, during 2010, Anadarko and Kerr-McGee Gathering LLC purchased an aggregate $44.5 million of previously leased compression equipment used at the Granger and Wattenberg assets, which terminated the leases and associated lease expense. The purchased compression equipment was contributed to WES pursuant to provisions of the contribution agreements for the Granger and the Wattenberg acquisitions.

Rent expense associated with the office, warehouse and equipment leases was $3.0 million, $4.1 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2012, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement:

thousands	Operating Leases
2013	$235
2014	169
2015	169
2016	169
2017	169
Thereafter	42

Total	$953

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENTS

On March 8, 2013, WES completed the acquisition of a 33.75% (Anadarko-operated) interest in the Larry’s Creek, Seely and Warrensville gas gathering systems from Chesapeake Energy Corporation for total consideration of $133.5 million (the “Third-Party Acquisition”). The assets in both the Anadarko Acquisition and the Third Party Acquisition serve production from the Marcellus shale in north-central Pennsylvania. WES financed the Third-Party Acquisition with borrowings under the WES RCF.

On March 1, 2013, WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in both the Liberty and Rome gas gathering systems for total consideration of $465.5 million in cash (funded through $250.0 million of WES RCF borrowings and $215.5 million of cash on hand) and 449,129 WES common units at an implied price of $54.55 per WES common unit (the “Anadarko Acquisition”). In connection with the Anadarko Acquisition, WES GP and a subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary will indemnify WGP GP for any recourse liability it may have for the WES RCF borrowings, or other debt financing, attributable to the Third-Party Acquisition or the Anadarko Acquisition. The 2013 Indemnification Agreement applies to such debt financings up to $385.0 million. WES GP and Western Gas Resources, Inc. (“WGRI”) also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WGP GP under the 2013 Indemnification Agreement.

WESTERN GAS EQUITY PARTNERS, LP

SUPPLEMENTAL QUARTERLY INFORMATION

(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2012 and 2011. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions.

thousands except per-unit amount	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$212,242	$205,341	$219,020	$212,837
Operating income (loss) (1)	$57,841	$47,259	$49,242	$(6,856)
Net income (loss) (1)	$40,140	$32,716	$33,854	$(13,544)
Net income (loss) attributable to
Western Gas Equity Partners, LP (1)	$11,566	$11,636	$12,250	$(1,467)
Net income per common unit – basic and diluted (1) (2)				$0.01
2011
Revenues	$180,842	$209,680	$217,546	$215,197
Operating income	$50,972	$58,181	$53,946	$46,094
Net income	$40,634	$41,186	$41,638	$38,242
Net income attributable to Western Gas Equity Partners, LP	$19,556	$20,454	$19,432	$16,201

(1)

During the fourth quarter of 2012, WES was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan (as defined in Note 1—Summary of Significant Accounting Policies and further described in Note 6—Equity Based Compensation).

(2)	There was no limited partners’ interest in net income prior to WGP’s initial public offering on December 12, 2012. See Note 4—Equity and Partners’ Capital and Note 6—Equity Based Compensation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

Transition Period for Assessment of Internal Control Over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP and its subsidiaries. WGP’s general partner, Western Gas Equity Holdings, LLC (the “general partner” or “WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “WES” refers to Western Gas Partners, LP, and “WES GP” refers to WES’s general partner, Western Gas Holdings, LLC. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and the general partner. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”).

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Western Gas Equity Partners, LP

As a master limited partnership, we have no directors or officers. Instead, our general partner manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. However, our general partner owes a fiduciary duty to our unitholders as defined and described in our partnership agreement. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Our general partner’s board of directors has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. Our general partner’s board of directors has affirmatively determined that Messrs. Thomas R. Hix, Craig W. Stewart and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act.

We control and manage WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP, and our officers, as well as the employees that operate WES, are Anadarko employees. Because we have no independent business activities separate and apart from our interests in WES, we do not receive an allocation of compensation expense from Anadarko. The executive officers of WES GP allocate their time between managing WES’s business and affairs and the business and affairs of Anadarko. The executive officers of WES GP may face a conflict regarding the allocation of their time between WES’s business and the other business interests of Anadarko. The officers of WES GP generally do not devote all of their time to WES’s business, although it is expected that the amount of time they devote may increase or decrease in future periods as WES’s business continues to develop. The officers of WES GP and other Anadarko employees operate WES’s business and provide WES with general and administrative services pursuant to the WES omnibus agreement and the WES services and secondment agreement described under Item 13 of this Form 10-K. Our officers and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the WGP omnibus agreement, also described under Item 13 of this Form 10-K.

Board Leadership Structure

Anadarko controls our general partner and, within the limitations of our partnership agreement and applicable U.S. Securities and Exchange Commission (“SEC”) and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our general partner’s board structure is established by Anadarko.

Although our general partner’s current board structure has separated the roles of Chairman and Chief Executive Officer (“CEO”), Anadarko may in the future combine those roles at its discretion. Our general partner’s limited liability company agreement and our Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined.

Directors and Executive Officers

The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our general partner and its board of directors to determine that the person should serve as a director for the general partner. In light of our strategic relationship with our sponsor, Anadarko, our general partner considers service as an Anadarko executive to be a meaningful qualification for service as a non-independent director of our general partner.

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of March 28, 2013. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Equity Holdings, LLC
Robert G. Gwin	49	Chairman of the Board
Donald R. Sinclair	55	President, Chief Executive Officer and Director
Benjamin M. Fink	42	Senior Vice President, Chief Financial Officer and Treasurer
Danny J. Rea	54	Senior Vice President and Chief Operating Officer
Philip H. Peacock	41	Vice President, General Counsel and Corporate Secretary
Thomas R. Hix	65	Director
Charles A. Meloy	52	Director
Robert K. Reeves	55	Director
Craig W. Stewart	58	Director
David J. Tudor	53	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 49 Houston, Texas Director since: September 2012 Not Independent

Biography/Qualifications

Robert G. Gwin has served as the Chairman of the board of directors of our general partner since September 2012. Mr. Gwin has served as a director of WES GP since August 2007 and has served as non-executive Chairman of the Board of WES GP since October 2009. He also served as Chief Executive Officer of WES GP from August 2007 to January 2010 and as President from August 2007 to September 2009. He has served as Senior Vice President, Finance and Chief Financial Officer of Anadarko since March 2009, and prior to that position had served as Senior Vice President of Anadarko since March 2008. He previously served as Vice President, Finance and Treasurer of Anadarko since January 2006. Since 2011, Mr. Gwin has served as a director of LyondellBasell Industries N.V. and he also serves on the boards of Theatre Under the Stars and Communities in Schools. Mr. Gwin holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and he is a Chartered Financial Analyst.

Donald R. Sinclair Age: 55 Houston, Texas Director since: September 2012 Not Independent Officer Since: September 2012

Biography/Qualifications

Donald R. Sinclair has served as President and Chief Executive Officer and as a director of our general partner since September 2012. Mr. Sinclair has also served as President and a director of WES GP since October 2009 and as Chief Executive Officer since January 2010. Prior to becoming President and a director of WES GP, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from February 2003 to September 2009. Earlier in his career, Mr. Sinclair was President of Duke Energy Trading and Marketing LLC, one of the nation’s largest marketers of natural gas and wholesale electric power, and served as Chairman of the Energy Risk Committee for Duke Energy Corporation. Prior to joining Duke, Mr. Sinclair served as Senior Vice President of Tenneco Energy and as President of Tenneco Energy Resources. Previously, as one of the original principals and officers at Dynegy (formerly NGC Corporation), he served for eight years in various officer positions, including Senior Vice President and Chief Risk Officer where he was in charge of all risk management activities and commercial operations. Mr. Sinclair earned a Bachelor of Business Administration degree from Texas Tech University.

Benjamin M. Fink Age: 42 Houston, Texas Officer since: September 2012

Biography/Qualifications

Benjamin M. Fink has served as Senior Vice President, Chief Financial Officer and Treasurer of our general partner since September 2012. Mr. Fink has also served as Senior Vice President and Chief Financial Officer of WES GP since May 2009, and as Senior Vice President, Chief Financial Officer and Treasurer of WES GP since November 2010. He was Director, Finance of Anadarko from April 2007 to May 2009, during which time he was responsible for principal oversight of the finance operations of an Anadarko subsidiary, Anadarko Algeria Company, LLC. From August 2006 to April 2007, he served as an independent financial consultant to Anadarko in its Beijing, China and Rio de Janeiro, Brazil offices. From April 2001 until June 2006, he held executive management positions at Prosoft Learning Corporation, including serving as its President and Chief Executive Officer from November 2004 until that company’s sale in June 2006. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments. He holds a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania, and he is a Chartered Financial Analyst.

Danny J. Rea Age: 54 Houston, Texas Officer since: September 2012

Biography/Qualifications

Danny J. Rea has served as Senior Vice President and Chief Operating Officer of our general partner since September 2012. Mr. Rea has also served as Senior Vice President and Chief Operating Officer of WES GP since August 2007 and as Vice President, Midstream of Anadarko since May 2007. He also served as a director of WES GP from August 2007 to September 2009. Previously, Mr. Rea served as Manager, Midstream Services of Anadarko from May 2004 to May 2007 and Manager, Gas Field Services from August 2000 to May 2004. Mr. Rea joined Anadarko as an engineer in 1981 and has held positions of increasing responsibility over his 31 years at Anadarko. He holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, and a Master of Business Administration degree from the University of Houston. He served on the board of directors for the Wyoming Pipeline Authority from March 2006 until March 2010, currently serves on the board of directors of the Texas Pipeline Association, and is a member of the Gas Processors Association and the Society of Petroleum Engineers.

Philip H. Peacock Age: 41 Houston, Texas Officer since: September 2012

Biography/Qualifications

Philip H. Peacock has served as Vice President, General Counsel and Corporate Secretary of our general partner since September 2012. Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of WES GP since August 2012. Prior to joining WES GP, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in August 2003. Mr. Peacock holds a Bachelor of Arts degree from Princeton University, a Master of Arts degree from the University of Houston, and a Juris Doctor degree from the University of Virginia. He is licensed to practice law in the state of Texas and serves on the Board of Directors of The Children’s Fund, Inc.

Thomas R. Hix Age: 65 Houston, Texas Director since: January 2013 Independent

Biography/Qualifications

Thomas R. Hix has served as a director of our general partner and as a member of the special and audit committees of the board of directors of our general partner since January 2013. Mr. Hix has been a business consultant since January 2003, and previously served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from 1995 to 2003. Prior to joining Cooper Cameron, Mr. Hix held several executive finance and accounting positions in the energy industry, and has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix currently serves as a director of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma, and New Mexico) and as a director, Chairman of the Compensation Committee and a member of the Executive Committee of Rowan Companies plc. He previously served as a director of El Paso Corporation from 2004 to May 2012. Mr. Hix holds a Bachelor of Business Administration in Accounting from Texas Tech University and an MBA from Pepperdine University.

Charles A. Meloy Age: 52 Houston, Texas Director since: September 2012 Not Independent

Biography/Qualifications

Charles A. Meloy has served as a director of our general partner since September 2012 and as a director of WES GP since February 2009. Mr. Meloy has served as Senior Vice President, U.S. Onshore Exploration and Production of Anadarko since July 2012 and previously served as Senior Vice President, Worldwide Operations of Anadarko from December 2006 to July 2012. Before joining Anadarko, he served as Vice President of Exploration and Production at Kerr-McGee Corporation, prior to its acquisition by Anadarko. At Kerr-McGee, Mr. Meloy was Vice President of Gulf of Mexico exploration, production and development from 2004 to 2005, Vice President and Managing Director of North Sea operations from 2002 to 2004, and held several other deepwater Gulf of Mexico management positions beginning in 1999. Earlier in his career, Mr. Meloy held various planning, operations, deepwater and reservoir engineering positions with Oryx Energy Company and its predecessor, Sun Oil Company. He earned a Bachelor’s degree in Chemical Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers and Texas Professional Engineers. Mr. Meloy is a member of the Board of Directors of the Independent Producers of America Association.

Robert K. Reeves Age: 55 Houston, Texas Director since: September 2012 Not Independent

Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since September 2012 and as a director of WES GP since August 2007. Mr. Reeves has served as Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko since January 2007. He previously served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer of Anadarko beginning in 2004. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. Mr. Reeves holds a Bachelor of Science degree in Business Administration and a Juris Doctor degree from Louisiana State University.

Craig W. Stewart Age: 58 Calgary, Alberta, Canada Director since: January 2013 Independent

Biography/Qualifications

Craig W. Stewart has served as a director of our general partner as a member of the special and audit committees of the board of directors of our general partner since January 2013. Mr. Stewart currently serves as Executive Chairman of RMP Energy Inc., having served as Chairman, President and Chief Executive Officer of RMP Energy Ltd. From 2008 until May 2011. Mr. Stewart served as President and Chief Executive Officer of Rider Resources Ltd. From 2003 to 2008, and prior to joining Rider Resources, held various executive and director positions with companies in the energy industry. Mr. Stewart holds a Bachelor of Arts degree in Economics and Business from the University of Calgary.

David J. Tudor Age: 53 Carmel, Indiana Director since: December 2012 Independent

Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the audit committee of the board of directors of our general partner since December 2012. Mr. Tudor has also served as a director of WES GP and as Chairman of WES GP’s audit committee since April 2008, and as a member of the special committee of WES GP’s board from April 2008 to December 2012. Since 1999, Mr. Tudor has been the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 20 generation and transmission cooperatives throughout the U.S. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the U.S. and Canada. He also currently serves as a director of Wabash Valley Power Association’s Board Risk Oversight Committee and as an external member of the Risk Oversight Committee of the East Kentucky Power Cooperative. Mr. Tudor holds a Bachelor of Science degree in Accounting from David Lipscomb University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s board of directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater-than-10-percent unitholders are required by the SEC’s regulations to furnish to us, and any exchange or other system on which such securities are traded or quoted, with copies of all Section 16(a) forms they file with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2012 with the exception of a Form 4/A filed on January 14, 2013 for Mr. Sinclair with respect to units acquired in two transactions on December 12, 2012.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of WGP. Under the WGP omnibus agreement, we reimburse general and administrative expenses as determined by Anadarko in its reasonable discretion, pay an annual general and administrative expense reimbursement of $250,000 and reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. Please read Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The board of directors of our general partner has two standing committees: the audit committee and the special committee.

Audit Committee

The audit committee is comprised of three independent directors, Messrs. Tudor (Chairperson since December 2012), Hix (member since January 2013) and Stewart (member since January 2013), each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The audit committee held no meetings in 2012.

Mr. Tudor has been designated by the board of directors of our general partner as the “audit committee financial expert” meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Tudor’s biography set forth above.

The audit committee assists the board of directors in its oversight of the integrity of our consolidated financial statements, our internal controls over financial reporting, and our compliance with legal and regulatory requirements and the policies and controls of WGP. The audit committee has the sole authority to, among other things, (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) establish policies and procedures for the pre-approval of all audit, audit-related, non-audit and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and to our management, as necessary.

Special Committee

The special committee is comprised of two independent directors, Messrs. Hix (Chairperson) and Stewart, each of whom were appointed to serve as a member of the special committee upon his appointment to our board of directors in January 2013. The special committee reviews specific matters that the board believes may involve conflicts of interest (including certain transactions with Anadarko). The special committee will determine, as set forth in the WGP partnership agreement, if the resolution of the conflict of interest is fair and reasonable to us. The members of the special committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. Our partnership agreement provides that any matters approved in good faith by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The special committee held no meetings in 2012.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our general partner’s board of directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Mr. Hix, the Chairperson of the special committee, presides over these executive sessions.

The general partner’s board of directors welcomes questions or comments about WGP and its operations. Unitholders or interested parties may contact the board of directors, including any individual director, at boardofdirectors@westerngas.com or at the following address and fax number: Name of the Director(s), c/o Corporate Secretary, Western Gas Equity Partners, LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, (832) 636-6001.

Code of Ethics, Corporate Governance Guidelines and Board Committee Charters

Our general partner has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller and all other senior financial and accounting officers of our general partner. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, we will disclose the information on its Internet website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance and a Code of Business Conduct and Ethics applicable to all employees of Anadarko or affiliates of Anadarko who perform services for us and our general partner.

We make available free of charge, within the “Investor Relations” section of our website at www.westerngas.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Code of Business Conduct and Ethics, audit committee charter and special committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Equity Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. We will post on our Internet website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Because our only cash-generating assets are partnership interests in WES, the officers of our general partner devote a substantial majority of their time to WES’s business, and the amount of time that the officers of our general partner devote to our business as opposed to WES’s business is not substantial. Accordingly, our general partner does not provide its officers with any compensation for services rendered to us in addition to the compensation that such officers receive as officers of WES GP. The following discussion relates to the compensation of the executive officers of WES GP as it relates to their services performed on behalf of WES.

WES does not directly employ any of the persons responsible for managing its business, and WES GP’s board of directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on WES’s behalf, including WES GP’s executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”). Awards under the WES LTIP are recommended by Anadarko’s management and approved by the board of directors of WES GP. WES’s reimbursement to Anadarko for the compensation of executive officers is governed by the WES omnibus agreement. Under the WES omnibus agreement, WES reimburses general and administrative expenses as determined by Anadarko in its reasonable discretion. Please read the caption WES Omnibus Agreement under Item 13 of this Form 10-K.

WES GP’s “named executive officers” for 2012 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Danny J. Rea (the principal operating officer), Philip H. Peacock (the vice president, general counsel and corporate secretary effective August 6, 2012) and Amanda M. McMillian (the vice president, general counsel and corporate secretary through August 5, 2012). Compensation paid or awarded by WES in 2012 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the chairman of WES GP’s board of directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by WES pursuant to the terms of the WES omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.

As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentage of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the year ended December 31, 2012, (which percentage represents, for each individual during the time that the individual served as an executive of WES GP, the time devoted to the business of WES relative to time devoted to the businesses of WES and Anadarko in the aggregate):

Officers of WES GP	Time Allocated	Anadarko Corporate Vice President
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	No
Danny J. Rea	40.0%	Yes
Philip H. Peacock (1)	50.0%	No
Amanda M. McMillian (2)	50.0%	No

(1)	Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of WES GP since August 2012.
(2)	Ms. McMillian served as Vice President, General Counsel and Corporate Secretary of WES GP until August 2012, when she began serving as Deputy General Counsel and Corporate Secretary of Anadarko.

The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, filed with the SEC on March 25, 2013. With the exception of the grants under the WES LTIP and awards made under the Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan (the “Incentive Plan”), the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the board of directors of WES GP, including the audit or special committee thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2012, the principal elements of compensation for WES’s named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•

equity-based compensation, which includes equity-based compensation under Anadarko’s 2008 and 2012 Omnibus Incentive Compensation Plans (the “Omnibus Plans”), the WES LTIP and/or the Incentive Plan; and

•	Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits on the same basis as other eligible Anadarko employees.

To date, the WGP LTIP (as defined below) has only been used to compensate our independent directors.

Base salary. Anadarko’s management establishes base salaries to provide a fixed level of income for WES’s named executive officers for their level of responsibility (which may or may not be related to WES’s business), their relative expertise and experience, and in some cases their potential for advancement. As discussed above, a portion of the base salaries of WES’s named executive officers is allocated to WES based on Anadarko’s methodology used for allocating general and administrative expenses.

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to WES’s named executive officers in 2013 for their performance during the year ended December 31, 2012, under the 2012 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plans. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to WES’s named executive officers were determined by Anadarko’s management. In recognition of the value received from their unit appreciation rights (discussed in more detail below), and unrelated to their performance, Anadarko management, with the concurrence of Messrs. Sinclair, Rea and Fink and Ms. McMillian, determined that the AIP bonus for 2012 for such individuals would be zero.

The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plans. Anadarko periodically makes equity-based awards under the Omnibus Plans to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2012, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

The Incentive Plan. In 2008, WES GP adopted the Incentive Plan for the executive officers of WES GP. The awards of unit appreciation rights, unit value rights and distribution equivalent rights made under this plan were designed to provide incentive compensation to encourage superior performance. For a description of this plan, please read the caption Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan below within this Item 11.

Other benefits. In addition to the compensation discussed above, Anadarko also provides other benefits to the named executive officers who are also Anadarko corporate vice presidents, including the following:

•

retirement benefits to match competitive practices in Anadarko’s industry, including participation in Anadarko’s employee savings plan, savings restoration plan, retirement plan and retirement restoration plan;

•	severance benefits under the Anadarko Officer Severance Plan;

•	certain change of control benefits under key employee change of control contracts;

•	director and officer indemnification agreements;

•

a limited number of perquisites, including financial counseling, tax preparation and estate planning, an executive physical program, management life insurance, and personal excess liability insurance; and

•

benefits, including medical, dental, vision, flexible spending accounts, paid time off, life insurance and disability coverage, which are also provided to all other eligible U.S.-based Anadarko employees.

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines a significant part of the compensation for each of WES’s named executive officers. The board of directors of WES GP determines compensation for the independent, non-management directors of WES GP’s board of directors, as well as any grants made under the WES LTIP and the Incentive Plan. None of WES’s named executive officers provide compensation recommendations to the Anadarko compensation committee or Anadarko’s management team regarding compensation (other than recommendations made by Mr. Sinclair with respect to employees that report directly to him).

Compensation Mix

WES believes that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plans, the WES LTIP and the Incentive Plan, and other compensation fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko.

Western Gas Partners, LP 2008 Long-Term Incentive Plan

General. In April 2008, WES GP adopted the WES LTIP for employees and directors of WES GP and its affiliates, including Anadarko, who perform services for WES. The summary of the WES LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the WES LTIP, the terms of which have been previously filed with the SEC. The WES LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 2,250,000 common units may be delivered pursuant to awards under the WES LTIP. Units that are cancelled, forfeited or are withheld to satisfy tax withholding obligations or payment of an award’s exercise price are available for delivery pursuant to other awards. The WES LTIP is administered by WES GP’s board of directors. The WES LTIP has been designed to promote the interests of WES and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as directors and employees.

Unit awards. WES GP’s board of directors may grant unit awards to eligible individuals under the WES LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2012.

Restricted units and phantom units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is no longer subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of WES GP’s board of directors, cash equal to the market value of a common unit on the vesting date. WES GP’s board of directors may make grants of restricted and phantom units under the WES LTIP that contain such terms, consistent with the WES LTIP, as the board may determine are appropriate, including the period over which restricted or phantom units will vest. The board may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control of WES GP (as defined in the WES LTIP) or as otherwise described in the award agreement.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted and phantom units will be automatically forfeited unless and to the extent that the award agreement or the board provides otherwise.

Distributions made by WES with respect to awards of restricted units may, in the board’s discretion, be subject to the same vesting requirements as the restricted units. The board, in its discretion, may also grant tandem distribution equivalent rights with respect to phantom units.

To more directly align Mr. Sinclair’s interests with those of WES’s unitholders, he received a phantom unit grant in November 2012 with an allocated grant-date value of $337,517. Mr. Sinclair’s phantom units vest in one-third increments over a three-year period commencing on the first anniversary of the grant date. No restricted units were granted during 2012.

Unit options and unit appreciation rights. The WES LTIP also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the WES GP board. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the board may determine, consistent with the WES LTIP; however, a unit option or unit appreciation right must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or unit appreciation rights were granted during 2012.

Distribution equivalent rights. Distribution equivalent rights are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. Distribution equivalent rights may be granted alone or in combination with another award. Phantom units granted under the WES LTIP in 2012 included distribution equivalent rights.

Source of common units. Common units to be delivered with respect to awards may be newly issued units, common units acquired by WES GP in the open market, common units already owned by WES GP or WES, common units acquired by WES GP directly from WES, or any other person or any combination of the foregoing. If WES GP acquires units in the open market, it is entitled to reimbursement by WES for the cost incurred in acquiring such common units. With respect to unit options, WES GP is entitled to reimbursement from WES for the difference between the cost it incurs in acquiring these common units and the proceeds it receives from an optionee at the time of exercise. Thus, WES bears the cost of the unit options. If WES issues new common units with respect to these awards, the total number of WES common units outstanding will increase, and WES GP will remit the proceeds it receives from a participant, if any, upon exercise of an award to WES. With respect to any awards settled in cash, WES GP is entitled to reimbursement by WES for the amount of the cash settlement.

Amendment or termination of WES LTIP. WES GP’s board of directors, in its discretion, may terminate the WES LTIP at any time with respect to the common units for which a grant has not previously been made. The WES LTIP will automatically terminate on the earlier of the 10th anniversary of the date it was initially adopted by WES GP or when common units are no longer available for delivery pursuant to awards under the WES LTIP. WES GP’s board of directors will also have the right to alter or amend the WES LTIP or any part of it from time to time or to amend any outstanding award made under the WES LTIP, provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended, unless otherwise determined by WES GP’s board of directors.

Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan

General. WES GP adopted the Incentive Plan to provide incentive compensation to key executives of WES GP to encourage the superior performance of WES and WES GP. The summary of the Incentive Plan and related award grants contained herein does not purport to be complete and is qualified in its entirety by reference to the Incentive Plan, the terms of which have been previously filed with the SEC. The Incentive Plan, which was terminated upon the closing of WGP’s initial public offering (“IPO”), provided for the grant of unit appreciation rights, unit value rights and distribution equivalent rights and was administered by WES GP’s board of directors. The costs of these awards have been allocated to WES based on Anadarko’s methodology used for allocating general and administrative expenses.

WGP initial public offering. In connection with WGP’s IPO, Anadarko, WES GP and each of the Incentive Plan participants entered into a Memorandum of Understanding (“MOU”). Pursuant to the MOU, all unvested awards under the Incentive Plan became vested, all outstanding unit appreciation rights were exercised, and all awards under the Incentive Plan were settled in cash. The MOU, among other things, confirmed the intent and the understanding of WES GP and the Incentive Plan participants that the IPO resulted in the vesting of all unvested awards under the Incentive Plan and that the value of WES’s common units held by WGP prior to the IPO would not be considered in the valuation of the awards under the Incentive Plan.

The following table summarizes the Incentive Plan award activity for the year ended December 31, 2012:

	Unit Value Rights	Unit Appreciation Rights	Distribution Equivalent Rights
Outstanding at December 31, 2011	14,691	75,369	75,369
Granted	—	—	—
Vested and settled (1)	(14,691)	(75,369)	(75,369)
Forfeited	—	—	—

Outstanding at December 31, 2012	—	—	—

Weighted average intrinsic per-unit value at settlement	$65.24	$2,690.47	$11.93

(1)	As discussed below, all awards then outstanding under the Incentive Plan were settled upon the closing of WGP’s IPO.

Unit appreciation rights. A unit appreciation right under the Incentive Plan was the economic equivalent of a stock appreciation right and therefore did not include a participant’s pro rata share of the value of WES GP as of the grant date. WES GP’s board of directors had the authority to determine the executives to whom unit appreciation rights were granted, the number of unit appreciation rights to be granted to each participant, the period over and the conditions, if any, under which the unit appreciation rights would vest or be forfeited, and such other terms and conditions as the board deemed to be appropriate for such awards.

Vesting of unit appreciation rights. The initial grants of unit appreciation rights under the Incentive Plan provided for vesting (x) in one-third increments over a three-year period commencing on the first anniversary of the grant date (or in the case of the initial 2009 grant to WES GP’s current CEO, Mr. Sinclair, in two equal installments on the second and fourth anniversaries of the grant date) or (y) immediately upon the occurrence of any of the following events, if they had occurred earlier: (1) a change of control of WES GP or Anadarko; (2) the closing of an IPO of WES GP; (3) termination of employment with WES GP and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; or (6) an unforeseeable emergency as defined in the Incentive Plan. Upon the exercise of vested unit appreciation rights each participant was entitled to receive a lump-sum cash payment (less any applicable withholding taxes) for each unit appreciation right. Such units were required to be exercised prior to the earlier of the 90th day after a participant’s voluntary termination and the 10th anniversary of the grant date. The unit appreciation rights could not be sold or transferred except to WES GP, Anadarko or any of their affiliates.

Payment of unit appreciation rights. In connection with the closing of WGP’s IPO, the participants in the Incentive Plan received a lump-sum cash payment (less any applicable withholding taxes) equal to the value of each unit appreciation right, less its exercise price. Pursuant to the applicable award agreements, the value of the unit appreciation rights was equal to an amount calculated by dividing the “determined value” by 1,000,000 less the applicable unit appreciation right exercise price. Pursuant to the MOU, the “determined value” for purposes of calculating the value of the unit appreciation rights was equal to the aggregate WGP equity value based on the IPO price of WGP’s common units, except that WGP’s aggregate equity value was reduced by the market value of WES’s common units owned by WGP prior to the IPO (based on the closing price of WES common units on the day of the pricing of the IPO).

Donald R. Sinclair, WES GP’s Chief Executive Officer, held 22,035 unit appreciation rights (10,679 of which vested immediately upon WGP’s IPO), and he received a cash payment in the amount of approximately $59.0 million upon the exercise of those rights. Benjamin M. Fink, WES GP’s Chief Financial Officer, held 10,000 vested unit appreciation rights, and he received a cash payment in the amount of approximately $26.9 million upon exercise of those rights. Danny J. Rea, WES GP’s Chief Operating Officer, held 10,000 vested unit appreciation rights, and he received a cash payment in the amount of approximately $26.9 million upon exercise of those rights. Amanda M. McMillian, WES GP’s former General Counsel, held 5,000 vested unit appreciation rights, and she received a cash payment in the amount of approximately $13.5 million upon exercise of those rights. Each such payment was made net of applicable withholding taxes.

Unit value rights. A unit value right imparted to a participant his or her pro rata share of the value of WES GP at the time of grant. WES GP’s board of directors had the authority to determine the executives to whom unit value rights could be granted, the number of unit value rights that could be granted to each participant, the period over and the conditions, if any, under which the unit value rights could become vested or forfeited, and such other terms and conditions as the board deemed appropriate for such awards.

Vesting of unit value rights. The initial grants of unit value rights provided for vesting on the same terms as those provided for the unit appreciation rights (described above). All unit value rights, other than certain of Mr. Sinclair’s unit value rights, were vested and settled prior to WGP’s IPO pursuant to the terms of the original award agreements. Certain of Mr. Sinclair’s unit value rights vested in connection with WGP’s IPO and upon that vesting he received a lump sum cash payment in the amount of $646 thousand (less any applicable withholding taxes).

Distribution equivalent rights. Grants of unit appreciation rights and unit value rights included an equal number of distribution equivalent rights, which entitled the holder to receive with respect to each unit appreciation right and unit value right awarded an amount in cash or incentive units equal in value to the distributions made by WES GP to its members during the period the award was outstanding.

Vesting of distribution equivalent rights. The initial grants of distribution equivalent rights provided for vesting immediately upon the occurrence of any of the following events: (1) a change of control of WES GP or Anadarko; (2) the closing of an IPO of WES GP; (3) termination of employment with WES GP and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; (6) the date three days in advance of the 10th anniversary of the grant date; or (7) an unforeseeable emergency as defined in the Incentive Plan.

Payment of distribution equivalent rights. Each outstanding distribution equivalent vested in connection with WGP’s IPO, and the value of each distribution equivalent right was equal to (i) the total aggregate amount of distributions made by WES GP to its members through the day of the pricing of WGP’s IPO (net of any cash contributions received by WES GP from its members in connection with this offering) divided by (ii) 1,000,000.

Mr. Sinclair held 22,035 distribution equivalent rights, and he received a cash payment in the amount of $263 thousand upon vesting at the closing of WGP’s IPO. Mr. Fink held 10,000 distribution equivalent rights, and he received a cash payment in the amount of $119 thousand upon vesting at the closing of WGP’s IPO. Mr. Rea held 10,000 distribution equivalent rights, and he received a cash payment in the amount of $119 thousand upon vesting at the closing of WGP’s IPO. Ms. McMillian held 5,000 distribution equivalent rights, and she received a cash payment in the amount of $60 thousand upon vesting at the closing of WGP’s IPO. Each payment was made net of applicable withholding taxes.

Clawback policies. In the event that WGP or WES GP is required to file a material accounting restatement due to the material noncompliance of WGP or WES GP, as a result of the misconduct of a participant in the Incentive Plan, the participants may be required to repay any or all of the amounts that were paid to that participant under the Incentive Plan.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan

General. In November 2012, we adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”) for the employees and directors of our general partner and its affiliates who perform services for us. The WGP LTIP consists of the following components: restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, cash awards, unit awards, substitute awards and distribution equivalent rights. The WGP LTIP limits the number of units that may be delivered pursuant to awards to 3,000,000 units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The WGP LTIP is administered by the board of directors of our general partner.

The board of directors of our general partner may terminate or amend the WGP LTIP at any time with respect to any units for which a grant has not yet been made. The board of directors of our general partner also has the right to alter or amend the WGP LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as may be required by the exchange upon which the common units are listed at that time, if any. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The WGP LTIP will expire upon the earlier of the 10th anniversary of its adoption by our general partner, its termination by the board of directors or when no units remain available under the plan for awards. Awards then outstanding will continue pursuant to the terms of their grants.

Restricted Units. A restricted unit is a grant of a common unit subject to a risk of forfeiture, performance conditions, restrictions on transferability, and any other restrictions imposed by the plan administrator in its discretion. Restrictions may lapse at such times and under such circumstances as determined by the plan administrator. The plan administrator shall provide, in the restricted unit agreement, whether the restricted unit will be forfeited upon certain terminations of employment and whether the restricted unit will receive distribution equivalent rights. Except as otherwise determined by the plan administrator in the award agreement or otherwise, all outstanding unvested restricted units will be forfeited upon termination of a participant’s service. Cash dividend equivalents may be paid during or after the vesting period with respect to a restricted unit, as determined by the plan administrator.

Phantom Units. Phantom units are rights to receive common units, cash, or a combination of both at the end of a specified period. The plan administrator may subject phantom units to restrictions (which may include a risk of forfeiture) to be specified in the phantom unit agreement that may lapse at such times determined by the plan administrator. Phantom units may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the phantom unit, or any combination thereof determined by the plan administrator. Except as otherwise provided by the plan administrator in the phantom unit agreement or otherwise, all outstanding unvested phantom units will be forfeited upon termination of a participant’s service. Cash dividend equivalents may be paid during or after the vesting period with respect to a phantom unit, as determined by the plan administrator.

Options. Option awards are options to acquire common units at a specified price. The exercise price of each option granted under the WGP LTIP will be stated in the option agreement and may vary; provided, however, that, the exercise price for an option must not be less than 100% of the fair market value per common unit as of the date of grant of the option unless that option is intended to otherwise comply with the requirements of Section 409A of the Code. Options may be exercised in the manner and at such times as the plan administrator determines for each option, unless that option is determined to be subject to Section 409A of the Code, where the option will be subject to any necessary timing restrictions imposed by the Code or federal regulations. The plan administrator will determine the methods and form of payment for the exercise price of an option and the methods and forms in which common units will be delivered to a participant. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested options will be forfeited upon termination of a participant’s service.

Unit Appreciation Right (“UAR”). A UAR is the right to receive, in cash or in common units, as determined by the plan administrator, an amount equal to the excess of the fair market value of one common unit on the date of exercise over the grant price of the UAR. The plan administrator will be able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the WGP LTIP will be stated in the UAR agreement and may vary; provided, however, that, the exercise price must not be less than 100% of the fair market value per common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested UARs will be forfeited upon termination of a participant’s service.

Unit Awards. The plan administrator will be authorized to grant common units that are not subject to restrictions. The plan administrator may grant unit awards to any eligible person in such amounts as the plan administrator, in its sole discretion, may select.

Substitute Awards. The WGP LTIP will permit the grant of awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute awards that are options or UARs may have exercise prices less than 100% of the fair market value per common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules.

Other Unit-Based Awards. The WGP LTIP will permit the grant of other unit-based awards, which are awards that may be based, in whole or in part, on the value or performance of a common unit or are denominated or payable in common units. Upon settlement, the unit-based award may be paid in common units, cash or a combination thereof, as provided in the award agreement.

Cash Awards. The WGP LTIP will permit the grant of awards denominated in and settled in cash. Cash awards may be based, in whole or in part, on the value or performance of a common unit.

Distribution Equivalent Rights (“DERs”). The plan administrator will be able to grant DERs in tandem with awards under the WGP LTIP (other than an award of restricted units or unit awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator.

Performance Awards. The plan administrator may condition the right to exercise or receive an award under the WGP LTIP, or may increase or decrease the amount payable with respect to an award, based on the attainment of one or more performance conditions deemed appropriate by the plan administrator.

Tax Withholding. At our discretion, subject to conditions that the plan administrator may impose, a participant’s minimum statutory tax withholding with respect to an award may be satisfied by withholding from any payment related to an award or by the withholding of common units issuable pursuant to the award based on the fair market value of the common units.

Anti-Dilution Adjustments. If any “equity restructuring” event occurs that could result in an additional compensation expense under Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) if adjustments to awards with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted. With respect to a similar event that would not result in a FASB ASC Topic 718 accounting charge if adjustment to awards were discretionary, the plan administrator shall have complete discretion to adjust awards in the manner it deems appropriate. In the event the plan administrator makes any adjustment in accordance with the foregoing provisions, a corresponding and proportionate adjustment shall be made with respect to the maximum number of units available under the WGP LTIP and the kind of units or other securities available for grant under the WGP LTIP. Furthermore, in the case of a “change of control” (as defined in the WGP LTIP), a subdivision or consolidation of the common units (by reclassification, split or reverse split or otherwise), or a recapitalization, reclassification or other change in our capital structure, or any other reorganization, merger, combination, exchange or other relevant change in capitalization of our equity, then the plan administrator may, in its discretion, (i) remove any forfeiture restrictions applicable to an award or accelerate the time of exercisability or vesting of an award, (ii) provide that the awards will be assumed by the successor or survivor entity or be exchanged for similar awards of the successor or survivor, (iii) require awards to be surrendered in exchange for a cash payment or replace awards with other property rights, (iv) cancel unvested awards without payment or (v) make adjustments to awards as the plan administrator deems appropriate to reflect the change of control.

EXECUTIVE COMPENSATION

As noted above, WES does not directly employ any of the persons responsible for managing or operating WES’s business and WES has no compensation committee. Instead, WES is managed by its general partner, WES GP, the executive officers of which are employees of Anadarko. WES’s reimbursement for the compensation of executive officers is governed by the WES omnibus agreement and the services and secondment agreement described in the caption Agreements with Anadarko—Services and Secondment Agreement under Item 13 of this Form 10-K.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for WES’s named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2012, please see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Donald R. Sinclair	2012	271,298	—	506,296	168,623	—	113,250	1,059,467
President	2011	246,779	—	534,435	181,899	177,681	106,296	1,247,090
and Chief Executive Officer	2010	227,163	—	492,248	122,400	163,558	86,640	1,092,009
Benjamin M. Fink	2012	263,062	—	261,073	—	—	109,813	633,948
Senior Vice President,	2011	253,506	—	160,420	45,860	136,893	109,220	705,899
Chief Financial Officer and Treasurer	2010	225,728	—	84,129	78,330	121,893	85,870	595,950
Danny J. Rea	2012	124,692	—	192,787	127,905	—	52,051	497,435
Senior Vice President	2011	115,154	—	191,658	130,336	82,911	49,603	569,662
and Chief Operating Officer	2010	109,400	—	205,506	94,603	78,768	41,732	530,009
Philip H. Peacock (6)	2012	43,269	—	75,006	—	18,173	17,960	154,408
Vice President, General Counsel and Corporate Secretary
Amanda M. McMillian (6)	2012	74,439	—	10,046	—	—	31,166	115,651
Former Vice President, General	2011	103,171	—	60,765	17,374	43,332	44,439	269,081
Counsel and Corporate Secretary	2010	104,798	—	27,222	25,361	44,015	39,953	241,349

(1)	The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the fiscal years ended December 31, 2012, 2011 and 2010.
(2)

The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the Incentive Plan, the WES LTIP and the Omnibus Plans. The awards granted by WES GP in prior years were valued by multiplying the number of units awarded by the current per-unit valuation on the date of grant, assuming no forfeitures. The value per unit was based on the estimated fair value of WES GP using a hybrid discounted cash flow and multiples valuation methodology described in the Incentive Plan. For awards of phantom units granted under the WES LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of WES’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2012. For information regarding the non-option stock awards granted to the named executives in 2012, please see the Grants of Plan-Based Awards Table.

(3)

The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the Incentive Plan and the Omnibus Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2012, please see the Grants of Plan-Based Awards Table.

(4)

The amounts in this column reflect the compensation under the Anadarko annual incentive program allocated to WES for the fiscal years ended December 31, 2012, 2011 and 2010. The 2012 amounts represent payments which were earned in 2012 and paid in early 2013, the 2011 amounts represent payments which were earned in 2011 and paid in early 2012 and the 2010 amounts represent the payments which were earned in 2010 and paid in early 2011. For an explanation of the 2012 annual incentive plan awards, please read Compensation Discussion and Analysis—Elements of compensation—Annual cash incentives (bonuses).

(5)

The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the fiscal years ended December 31, 2012, 2011 and 2010. The 2012 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$87,849	$25,401
Benjamin M. Fink	$85,159	$24,654
Danny J. Rea	$40,376	$11,675
Philip H. Peacock	$13,682	$4,278
Amanda M. McMillian	$24,393	$6,773

(6)

Ms. McMillian departed as Vice President, General Counsel and Corporate Secretary of WES GP effective August 5, 2012, to assume the responsibilities associated with her new role as Deputy General Counsel and Corporate Secretary of Anadarko. Mr. Peacock was appointed Vice President, General Counsel and Corporate Secretary of WES GP effective August 6, 2012.

Grants of Plan-Based Awards in 2012

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2012 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to WES’s business.

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Threshold	Target	Maximum	Threshold	Target	Maximum
Name and Grant Date	($)	($)	($)	(#)	(#)	(#)
Donald R. Sinclair
—	—	162,779	195,335
11/14/2012 (6)							7,183			337,517
11/5/2012							2,387			168,779
11/5/2012								6,505	70.70	168,623
Benjamin M. Fink
—	—	118,378	142,053
3/3/2012							3,163			261,073
Danny J. Rea
—	—	74,815	89,778
11/5/2012				270	999	1,998				80,770
11/5/2012							1,584			112,017
11/5/2012								4,934	70.70	127,905
Philip H. Peacock
—	—	15,144	18,173
9/4/2012							1,085			75,006
Amanda M. McMillian
—	—	33,498	40,198
3/3/2012							122			10,046

(1)

Reflects the estimated 2012 cash payouts allocable to WES under Anadarko’s AIP. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense allocated to WES for the actual bonus payouts under the annual incentive program for 2012 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s AIP please read Compensation Discussion and Analysis — Analysis of 2012 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

(2)

Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2012. Mr. Rea may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. Fifty percent of this award is tied to a two-year performance period and the remaining fifty percent is tied to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards please read Compensation Discussion and Analysis — Analysis of 2012 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

(3)

Reflects the allocable number of phantom units under the WES LTIP and restricted stock shares and restricted stock units awarded in 2012 under the WES LTIP and Omnibus Plans. These awards vest equally over three years, beginning with the first anniversary of the grant date. Executive officers receive distribution equivalent rights on the phantom units and dividends on the restricted stock shares. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award.

(4)

Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2012. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)

The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2012 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For awards of phantom units granted under the WES LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of WES’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2012.

(6)	Reflects an award of phantom units granted under the WES LTIP.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table reflects outstanding equity awards as of December 31, 2012, for each of the named executives, including awards under the Omnibus Plans, the WES LTIP and the Incentive Plan. The market values shown are based on Anadarko’s closing stock price on December 31, 2012, of $74.31, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business at December 31, 2012. No awards have been disclosed for Ms. McMillian because her allocation percentage as of December 31, 2012 was zero.

					Stock Awards
								Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units and Unit Value Rights (2)			Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
					Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

	Option Awards (1)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)
				Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Donald R. Sinclair	3,643	1,822	62.09	11/17/2017	881	65,467
	2,115	4,229	78.95	11/16/2018	1,505	111,837
	—	6,505	70.70	11/5/2019	2,390	177,601
					6,597	314,215	(4)
					7,183	342,126	(4)
Benjamin M. Fink	1,598	—	65.99	3/13/2015	396	29,427
	5,000	—	33.07	3/6/2016	1,319	98,015
	1,887	943	72.11	3/5/2017	3,163	235,043
	524	1,047	81.02	3/4/2018
Danny J. Rea	4,240	—	59.87	11/6/2014	590	43,843		504	37,452
	7,640	—	35.18	11/4/2015	890	66,136		910	67,622
	3,080	—	65.44	11/10/2016	1,586	117,856		580	43,100
	2,786	1,393	63.34	11/9/2017				999	74,236
	1,429	2,858	83.95	11/8/2018
	—	4,934	70.70	11/5/2019
Philip H. Peacock	—	—	—	—	1,085	80,626

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Philip H. Peacock	Amanda M. McMillian
03/04/2013	—	523	—	—	—
03/05/2013	—	943	—	—	—
11/05/2013	2,168	—	1,645	—	—
11/08/2013	—	—	1,429	—	—
11/09/2013	—	—	1,393	—	—
11/16/2013	2,114	—	—	—	—
11/17/2013	1,822	—	—	—	—
03/04/2014	—	524	—	—	—
11/05/2014	2,169	—	1,644	—	—
11/08/2014	—	—	1,429	—	—
11/16/2014	2,115	—	—	—	—
11/05/2015	2,168	—	1,645	—	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares and restricted stock units listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Philip H. Peacock	Amanda M. McMillian
03/03/2013	—	1,055	—	—	—
03/04/2013	—	660	—	—	—
03/05/2013	—	396	—	—	—
09/04/2013	—	—	—	362	—
11/05/2013	797	—	529	—	—
11/08/2013	—	—	445	—	—
11/09/2013	—	—	590	—	—
11/14/2013	2,395	—	—	—	—
11/16/2013	4,051	—	—	—	—
11/17/2013	881	—	—	—	—
03/03/2014	—	1,054	—	—	—
03/04/2014	—	659	—	—	—
09/04/2014	—	—	—	362	—
11/05/2014	797	—	528	—	—
11/08/2014	—	—	445	—	—
11/14/2014	2,394	—	—	—	—
11/16/2014	4,051	—	—	—	—
03/03/2015	—	1,054	—	—	—
09/04/2015	—	—	—	361	—
11/05/2015	796	—	529	—	—
11/14/2015	2,394	—	—	—	—

(3)

The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. The number of outstanding units disclosed is calculated based on performance to date for each award. The estimated payout percentages reflect WES’s relative performance ranking as of December 31, 2012, and are not necessarily indicative of what the payout percentage earned will be at the end of the performance period. For awards that were granted in 2012 with performance periods beginning in 2013, target payout has been assumed.

Performance Period	Performance to Date Payout %	Danny J. Rea Performance Units
1/1/2010 to 12/31/2012	72%	504
1/1/2011 to 12/31/2012	72%	455
1/1/2011 to 12/31/2013	72%	455
1/1/2012 to 12/31/2013	72%	290
1/1/2012 to 12/31/2014	72%	290
1/1/2013 to 12/31/2014	100%	500
1/1/2013 to 12/31/2015	100%	499

(4)	These awards represent grants of phantom units under the WES LTIP. The market value for this award is the closing common unit price for WES on December 31, 2012, of $47.63.

Option Exercises and Stock Vested in 2012

The following table reflects Anadarko option awards and WES GP unit appreciation rights exercised in 2012 and Anadarko stock awards, WES LTIP phantom units and WES GP unit value rights that vested in 2012. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Donald R. Sinclair	16,526	44,285,256	13,450	867,906
Benjamin M. Fink	9,000	24,254,370	4,658	286,640
Danny J. Rea	8,300	10,911,821	3,601	272,532
Philip H. Peacock (3)	—	—	—	—
Amanda M. McMillian	4,815	6,836,570	653	53,793

(1)

Shares acquired and values realized on exercise include options and unit appreciation rights exercised in 2012. As discussed in greater detail within the Compensation Discussion and Analysis section above, the settlement of the unit appreciation rights under the Incentive Plan in connection with WGP’s IPO was through cash payments rather than the distribution of equity to the individuals. For options the actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise. Mr. Rea’s value includes 4,300 options under the Omnibus Plans with a realized value on exercise of $132,101 and 4,000 unit appreciation rights under the Incentive Plan with a realized value on exercise of $10,779,720. Ms. McMillian’s value includes 2,315 options under the Omnibus Plans with a realized value on exercise of $99,245 and 2,500 unit appreciation rights with a realized value on exercise of $6,737,325. All other named executive officer values reflect the exercise of unit appreciation rights under the Incentive Plan.

(2)

Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2012 of restricted stock shares or units, performance units, phantom units, or unit value rights. The formulas for determining the value realized by each named executive officer pursuant to the settlement of awards under the Incentive Plan have been disclosed within the Compensation Discussion and Analysis section above. As discussed in greater detail within the Compensation Discussion and Analysis section, the unit value rights under the Incentive Plan that vested in 2012 were settled through cash payments rather than the distribution of equity to the individuals. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence. Mr. Sinclair’s value includes 1,633 restricted stock units under the Omnibus Plans with a realized value at vesting of $114,439; 3,299 phantom units under the WES LTIP with a realized value at vesting of $159,651; and 8,518 unit value rights with a realized value at vesting of $593,816. Mr. Fink’s value includes 1,657 restricted stock units under the Omnibus Plans with a realized value at vesting of $136,610 and 3,001 unit value rights with a realized value at vesting of $150,030. Mr. Rea’s value includes 1,501 restricted stock units under the Omnibus Plans with a realized value at vesting of $105,582 and 2,100 performance units under the Omnibus Plans with a realized value at vesting of $166,950. Ms. McMillian’s value includes 653 restricted stock units under the Omnibus Plans with a realized value of $53,793. The above table does not include 16,526 distribution equivalent rights with a realized value at vesting of $197,159 for Mr. Sinclair; 9,000 distribution equivalent rights with a realized value at vesting of $107,370 for Mr. Fink; 4,000 distribution equivalent rights with a realized value at vesting of $47,720 for Mr. Rea; and 2,500 distribution equivalent rights with a realized value at vesting of $29,825 for Ms. McMillian.

(3)	No values have been disclosed for Mr. Peacock because he did not have any vesting or exercise events in 2012.

Pension Benefits for 2012

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table because the pension benefits accrued through December 31, 2012, may be tied significantly to years of service with Anadarko prior to the time such employee began providing services to WES and are not reflective of the expenses allocated to WES. For additional discussion on Anadarko’s pension benefits, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

Nonqualified Deferred Compensation for 2012

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table because the value of an employee’s balance may be tied significantly to contributions made prior to the time such employee began providing services to WES and is not reflective of the expenses allocated to WES. For additional discussion on Anadarko’s pension benefits please read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

Potential Payments Upon Termination or Change of Control

In the event of termination of employment with WES GP by reason of: (A) a Change of Control of either WES GP or Anadarko; (B) the involuntary termination of employment with WES GP or its affiliates (with or without cause); (C) death; (D) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); or (E) an unforeseeable emergency, and assuming that the employee remains employed by Anadarko, the only payments that WES would be responsible for paying to WES’s named executive officers relate to the accelerated vesting of unvested awards under the WES LTIP. WES has provided estimates of the accelerated vesting applicable to currently outstanding WES LTIP awards below, but it cannot know the value that any named executive officer could receive upon a termination of services or a change in control until such an event actually occurs.

A “Change of Control” is generally defined within the WES LTIP as any one of the following occurrences: (a) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than an affiliate of WES GP, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in WES GP; (b) the members of WES GP approve, in one or a series of transactions, a plan of complete liquidation of WES GP; or (c) the sale or other disposition by WES GP of all or substantially all of its assets in one or more transactions to any person other than an affiliate of WES GP, or (d) WES GP or an affiliate of WES GP ceases to be WES’s general partner. With respect to an award subject to Section 409A of the Code for which a Change of Control would accelerate the timing of payment thereunder, “Change of Control” means a change in the ownership or effective control of the company, or in the ownership of a substantial portion of the assets of the company (as defined in Section 409A of the Code and the guidance issued thereunder), but only to the extent inconsistent with the above definition, and only to the minimum extent necessary to comply with Section 409A of the Code. For the definition of a Change of Control of Anadarko, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

The award values under this plan as of December 31, 2012, are set forth in the table below, and reflect an allocation of value based upon each named executive officer’s allocation of time to WES’s business at December 31, 2012.

Name	Accelerated WES LTIP Awards (1)
Donald R. Sinclair	$656,329
Benjamin M. Fink	$—
Danny J. Rea	$—
Philip H. Peacock	$—

(1)	Western Gas phantom units are valued based on the closing WES common unit price of $47.63 on December 31, 2012.

There was no severance payment incurred in connection with Ms. McMillian’s departure from executive service with WES, and no amounts will be allocated to WES with respect to any future severance event for Ms. McMillian. Accordingly, the tables in this section do not reflect any severance amounts for Ms. McMillian.

WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2012, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013.

The following tables reflect the expenses that may be allocated to WES by Anadarko as of December 31, 2012, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2012, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $74.31 (as reported on the NYSE as of December 31, 2012). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, filed with the SEC on March 25, 2013. Actual amounts will be determinable only upon the termination or Change in Control event. As of December 31, 2012, none of WES’s named executive officers were eligible for retirement; accordingly, no table is included for this event.

Involuntary For Cause or Voluntary Termination

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—

Total	$—	$—	$—	$—

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance (1)	$731,250	$—	$338,000	$—
Accelerated Anadarko Equity Compensation (2)	400,593	364,559	411,990	80,626
Health and Welfare Benefits (3)	51,051	—	24,533	—

Total	$1,182,894	$364,559	$774,523	$80,626

(1)

Messrs. Sinclair’s and Rea’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Reflects the in-the-money value of unvested stock options, the estimated current value of unvested performance units and the value of unvested restricted stock shares and restricted stock units, under Anadarko equity plans, all as of December 31, 2012. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance periods based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(3)

Messrs. Sinclair’s and Rea’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with generally accepted accounting principles in the United States (“GAAP”). These values reflect their allocation percentage in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance (1)	$1,435,500	$—	$701,800	$—
Pro-rata Bonus for 2012 (2)	177,681	—	82,911	—
Accelerated Anadarko Equity Compensation (3)	400,593	364,559	441,885	80,626
Accelerated WES Equity Compensation (4)	656,329	—	—	—
Supplemental Pension Benefits (5)	—	—	—	—
Nonqualified Deferred Compensation (6)	89,100	—	43,200	—
Health and Welfare Benefits (7)	77,042	—	37,930	—

Total	$2,836,245	$364,559	$1,307,726	$80,626

(1)

Messrs. Sinclair’s and Rea’s values assume 2.9 times the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2012, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Messrs. Sinclair’s and Rea’s values assume the full-year equivalent of their highest annual bonus allocated to WES over the past three years. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(3)

Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units granted under Anadarko equity plans, all as of December 31, 2012. In the event of an involuntary not for cause or voluntary for good reason termination following a Change of Control, unvested performance units granted prior to 2012 would be paid at target. Upon a Change of Control, the value of unvested performance units granted in 2012 would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. For performance units payable based on actual performance, current values reflect performance to date estimates as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(4)

Reflects the value of unvested WES LTIP phantom units based on WES’s common unit price of $47.63 on December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(5)

Under the terms of their change of control agreements, Messrs. Sinclair and Rea would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table because it may be tied significantly to years of service with Anadarko prior to the time such employee began providing service to WES. If Anadarko were to allocate this expense to WES, assuming their allocation percentages in effect as of December 31, 2012, the expense would be as follows: Mr. Sinclair— $123,201 and Mr. Rea— $510,289.

(6)

Messrs. Sinclair’s and Rea’s values reflect an additional three years of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2012, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they are not eligible for this additional benefit.

(7)

Messrs. Sinclair’s and Rea’s values represent 36 months of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	400,593	364,559	441,885	80,626
Health and Welfare Benefits (2)	159,302	187,205	76,390	79,564

Total	$559,895	$551,764	$518,275	$160,190

(1)

Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units granted under Anadarko equity plans, all as of December 31, 2012. In the event of a termination as a result of a disability, unvested performance units granted prior to 2012 would be paid at target. Performance units granted in 2012 would be paid after the end of the applicable performance period, based on actual performance. For performance units payable based on actual performance, current values reflect performance to date estimates as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(2)

Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

Death

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	400,593	364,559	441,885	80,626
Life Insurance Proceeds (2)	968,992	914,729	447,890	387,597

Total	$1,369,585	$1,279,288	$889,775	$468,223

(1)

Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units, granted under Anadarko equity plans, all as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(2)

Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2012, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the board of directors of our general partner and committees of the board pursuant to the director compensation plan approved by the board of directors in January 2013. Such compensation consists of the following:

•	an annual retainer of $60,000 for each board member;

•	an annual retainer of $2,000 for each member of the audit committee, or $16,000 for the committee chair;

•	an annual retainer of $2,000 for each member of the special committee, or $17,000 for the committee chair;

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•

annual grants of phantom units with a value of approximately $70,000 on the date of grant, all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko). The non-employee directors received an initial grant of phantom units on January 31, 2013, with Mr. Tudor receiving a grant of phantom units under the WGP LTIP with a value of approximately $70,000 and Messrs. Hix and Stewart each receiving a phantom unit grant under the WGP LTIP having a value of approximately $125,000.

For any director who also serves as a director of WES GP, the annual retainer is $30,000 and the meeting fee is $1,000.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees and for costs associated with participation in continuing director education programs. Each director is fully indemnified by us, pursuant to individual indemnification agreements and our partnership agreement, for actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Meloy, Sinclair and Reeves, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Please read Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of Western Gas Equity Holdings, LLC:

Robert G. Gwin

Thomas R. Hix

Charles A. Meloy

Robert K. Reeves

Donald R. Sinclair

Craig W. Stewart

David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of March 25, 2013:

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned

Anadarko Petroleum Corporation (2)	49,745,334	47.3%	199,137,365	90.97%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair (3)	117,772	*	300,000	*
Benjamin M. Fink	1,887	*	12,500	*
Danny J. Rea	16,613	*	40,000	*
Philip H. Peacock	—		7,500	*
Amanda M. McMillian	1,470	*	10,000	*
Thomas R. Hix (3)	—	*	—	*
Charles A. Meloy	3,000	*	5,000	*
Robert K. Reeves	9,000	*	9,000	*
Craig W. Stewart (3)	—		20,000	*
David J. Tudor (3)	9,572	*	2,000	*
All directors and executive officers as a group (11 persons) (3)	167,844	*	596,000	*

*	Less than 1%
(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.
(2)

WGP owns 49,296,205 common units of WES and Anadarko Marcellus Midstream, L.L.C. (“AMM”) owns 449,129 common units of WES. Western Gas Resources, Inc. (“WGRI”) owns 199,137,365 common units of WGP. Anadarko Petroleum Corporation is the ultimate parent company of WGP, WGP GP, AMM and WGRI and may, therefore, be deemed to beneficially own the units held by such parties.

(3)

Does not include (a) 1,581 phantom units that were granted to Mr. Tudor and 18,373 phantom units granted to Mr. Sinclair under the Western Gas Partners, LP 2008 Long-Term Incentive Plan, and (b) 2,074 phantom units that were granted to Mr. Tudor and 3,703 phantom units granted to Messrs. Hix and Stewart under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant, and Mr. Sinclair’s phantom unit awards vest pro-rata over three years. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s board of directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders. Totals do not include amounts held by Ms. McMillian, as she was not an officer of our general partner at March 25, 2013.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of March 25, 2013:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	49,888	349,670	399,558	*
Donald R. Sinclair (3)	4,357	7,677	12,034	*
Benjamin M. Fink (4)	14,801	11,638	26,439	*
Danny J. Rea (3)	11,892	47,938	59,830	*
Philip H. Peacock (4)	3,861	—	3,861	*
Amanda M. McMillian (4)	8,279	2,593	10,872	*
Thomas R. Hix	—	—	—
Charles A. Meloy (3)	96,720	143,853	240,573	*
Robert K. Reeves (3)	124,197	321,332	445,529	*
Craig W. Stewart	—	—	—
David J. Tudor	—	—	—	*
All directors and executive officers as a group (11 persons) (5)	305,716	882,108	1,187,824	*

*	Less than 1%
(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.
(2)	As of January 31, 2013, there were 500.6 million shares of Anadarko Petroleum Corporation common stock issued and outstanding.
(3)

Does not include unvested restricted stock units of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Robert G. Gwin— 37,915; Donald R. Sinclair— 6,367; Danny J. Rea— 7,663; Charles A. Meloy— 37,920; Robert K. Reeves— 37,619; and a total of 127,484 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)

Includes unvested shares of restricted common stock of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Benjamin M. Fink— 6,336; Amanda M. McMillian— 4,649; Philip H. Peacock— 3,861; and a total of 14,846 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

(5)	Totals do not include amounts held by Ms. McMillian, as she was not an officer of our general partner at March 25, 2013.

As of March 25, 2013, (i) Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12, and (ii) no person other than Anadarko holds more than 5% of the outstanding WGP units. The following table sets forth owners of 5% or greater of WES’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Units	Neuberger Berman Group LLC 605 Third Avenue New York, NY 10158	5,105,215	(1)	5.32%
Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	5,364,522	(2)	5.60%

(1)

Based upon its Schedule 13G/A filed February 14, 2013, with the SEC with respect to WES securities held as of December 31, 2012, Neuberger Berman Group LLC and Neuberger Berman, LLC have shared voting power as to 4,112,137 common units, and shared dispositive power as to 5,105,215 common units.

(2)

Based upon its Schedule 13G filed February 12, 2013, with the SEC with respect to WES securities held as of December 31, 2012, Tortoise Capital Advisors, L.L.C. has shared voting power as to 4,997,974 common units and shared dispositive power as to 5,364,522 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2012. For more information regarding the WGP LTIP, which did not require approval by our unitholders, please read Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	— (2)	3,000,000

Total	—	—	3,000,000

(1)

The board of directors of our general partner adopted the WGP LTIP in connection with the initial public offering of our common units. On January 31, 2013, our general partner awarded the independent members of its board of directors an aggregate of 9,480 phantom units under the WGP LTIP.

(2)

Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2012. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, please read Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	25,619	— (2)	2,144,947

Total	25,619	—	2,144,947

(1)	The board of directors of WES GP adopted the WES LTIP in connection with the initial public offering of WES’s common units.
(2)

Phantom units constitute the only rights outstanding under the WES LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of March 25, 2013, Western Gas Resources, Inc. owned 199,137,365 common units representing a 91% limited partner interest in us. In addition, as of March 25, 2013, our general partner held a non-economic general partner interest in us.

Our Relationship with WES and WES GP

We own and control WES GP, the general partner of WES. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following:

•	2,145,096 WES general partner units, representing a 2.0% general partner interest in WES;

•

100% of IDRs in WES, which entitle us to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and

•	49,296,205 WES common units, representing a 46.0% limited partner interest in WES.

We control, manage and operate WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP and our general partner’s employees operate WES’s business. Five of our directors are affiliated with Anadarko and are also directors of WES GP. Our remaining directors are independent as defined by the NYSE. We also appoint the directors of WES GP.

Indemnification Agreements with Directors and Officers

Our general partner entered into indemnification agreements with each of its officers and directors (each, an Indemnitee). Each indemnification agreement provides that our general partner will indemnify and hold harmless each Indemnitee against all expense, liability and loss (including attorney’s fees, judgments, fines or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by the Indemnitee in connection with serving in their capacity as officers and directors of our general partner (or of any subsidiary of our general partner) or in any capacity at the request of our general partner or its board of directors to the fullest extent permitted by applicable law, including Section 18-108 of the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. The indemnification agreements also provide that our general partner must advance payment of certain expenses to the Indemnitee, including fees of counsel, in advance of final disposition of any proceeding subject to receipt of an undertaking from the Indemnitee to return such advance if it is ultimately determined that the Indemnitee is not entitled to indemnification.

Through December 31, 2012, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

WGP Omnibus Agreement

In connection with our IPO, we entered into an omnibus agreement (the “WGP omnibus agreement”) with our general partner and Anadarko that addresses the following matters:

•

Our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses;

•

Our obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase by the percentage increase in the Consumer Price Index – All Urban Consumers, U.S. City Average, Not Seasonally Adjusted, if any); and

•	Our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

WGP Tax Sharing Agreement

In connection with our IPO, we entered into a tax sharing agreement (the “WGP tax sharing agreement”) pursuant to which we will reimburse Anadarko for our estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, borne by Anadarko on our behalf as a result of our results being included in a combined or consolidated tax return filed by Anadarko with respect to periods including and subsequent to the closing date of the IPO. Anadarko may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. Nevertheless, we will be required to reimburse Anadarko for the estimated share of taxes that we would have owed had the attributes not been available or used for our benefit, regardless of whether Anadarko pays taxes for the period.

Working Capital Facility

On November 1, 2012, we entered into a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017 and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%.

Unit Purchase Agreement

On December 12, 2012, we, our general partner, WES and WES GP entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”), in connection with WGP’s IPO. The Unit Purchase Agreement established the terms under which we purchased common units representing limited partner interests in WES and WES GP purchased general partner units in WES, with the net proceeds of the IPO. We and WES GP purchased the common units and general partner units at a price of $46.00 per unit. The purchase of common units and general partner units resulted in aggregate proceeds to WES of approximately $409.4 million.

Contribution Agreement—Incentive Plan

In connection with our IPO, we, WES GP and Anadarko entered into a contribution agreement pursuant to which Anadarko agreed to contribute cash to WES GP in an amount equal to the aggregate amount paid to the participants in the Incentive Plan.

Memorandum of Understanding—Incentive Plan

In connection with our IPO, WES GP, Anadarko and the participants in the Incentive Plan entered into a Memorandum of Understanding (the “MOU”). Among other things, the MOU confirmed the intent and the understanding of WES GP and the participants that the IPO resulted in the vesting of all unvested awards under the Incentive Plan and that the value of the WES common units held by us prior to the IPO will not be considered in the valuation of the awards under the Incentive Plan.

Agreements between WES, WES GP and Anadarko

WES and other parties entered into various agreements with Anadarko in connection with WES’s IPO in May 2008 and WES’s acquisitions from Anadarko. These agreements address the acquisition of assets and the assumption of liabilities by WES and its subsidiaries. These agreements were not the result of arm’s-length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

WES Omnibus Agreement

In connection with WES’s IPO, WES entered into an omnibus agreement (the “WES omnibus agreement”) with Anadarko and WES GP that addresses the following matters:

•	Anadarko’s obligation to indemnify WES for certain liabilities and WES’s obligation to indemnify Anadarko for certain liabilities;

•

WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2012); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2012:

thousands	Year Ended December 31, 2012
Reimbursement of general and administrative expenses	$14,904
Reimbursement of public company expenses	$6,830

Any or all of the provisions of the WES omnibus agreement are terminable by Anadarko at its option if WES GP is removed as general partner without cause and units held by WES GP and its affiliates are not voted in favor of that removal. The WES omnibus agreement will also generally terminate in the event of a change of control of WES or WES GP. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Administrative services and reimbursement. Under the WES omnibus agreement, WES reimburses Anadarko for the payment of certain operating expenses and for the provision of various general and administrative services for WES’s benefit with respect to the assets Anadarko contributed to WES concurrently with the closing of its May 2008 IPO, consisting of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC and MIGC LLC (“MIGC”), which we refer to as WES’s “initial assets,” and for subsequent acquisitions. The WES omnibus agreement further provides that WES reimburse Anadarko for all expenses it incurs or payments it makes with respect to WES’s assets.

Pursuant to these arrangements, Anadarko performs centralized corporate functions for WES, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing and midstream administration. WES reimburses Anadarko for expenses it incurs or payments it makes on WES’s behalf, including salaries and benefits of Anadarko personnel, WES’s public company expenses, WES’s general and administrative expenses and salaries and benefits of WES executive management who are also employees of Anadarko.

Under the WES omnibus agreement, WES’s reimbursement to Anadarko for certain general and administrative expenses it allocates to WES was capped at $9.0 million for the year ended December 31, 2010. For the year ended December 31, 2011, and thereafter, Anadarko, in accordance with WES’s partnership agreement and the WES omnibus agreement, has determined and will continue to determine in its reasonable discretion amounts to be reimbursed by WES for services provided under the WES omnibus agreement, and such reimbursements will not be subject to an annual cap.

Indemnification with respect to initial assets. Under the WES omnibus agreement, Anadarko agreed to indemnify WES against certain environmental, title and operation matters associated with WES’s initial assets. WES has claimed no indemnities under the WES omnibus agreement prior to the date hereof. Other than with respect to certain tax liabilities attributable to assets or liabilities retained by Anadarko, the indemnification obligations under the WES omnibus agreement have expired.

Indemnification Agreements with WES Directors and Officers

WES GP entered into indemnification agreements with each of its officers and directors (each, a WES Indemnitee). Each indemnification agreement provides that WES GP will indemnify and hold harmless each WES Indemnitee against all expense, liability and loss (including attorney’s fees, judgments, fines or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by the WES Indemnitee in connection with serving in their capacity as officers and directors of WES GP (or of any subsidiary of WES GP) or in any capacity at the request of WES GP or its board of directors to the fullest extent permitted by applicable law, including Section 18-108 of the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the WES Indemnitee. The indemnification agreements also provide that WES GP must advance payment of certain expenses to the WES Indemnitee, including fees of counsel, in advance of final disposition of any proceeding subject to receipt of an undertaking from the WES Indemnitee to return such advance if it is ultimately determined that the WES Indemnitee is not entitled to indemnification.

Through December 31, 2012, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

Services and Secondment Agreement

In connection with WES’s IPO, Anadarko and WES GP entered into a services and secondment agreement, pursuant to which specified employees of Anadarko are seconded to WES GP to provide operating, routine maintenance and other services with respect to assets WES owns and operates under the direction, supervision and control of WES GP. Pursuant to the services and secondment agreement, WES GP reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires.

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of applicable state taxes. These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods including and subsequent to WES’s acquisition of WES assets, which refers collectively to the assets acquired from Anadarko and owned by WES as of December 31, 2012. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

Related-Party Acquisition Agreements

Powder River. In November 2008, WES and its subsidiaries entered into the Powder River contribution agreement with Anadarko and several of its affiliates pursuant to which WES acquired the Powder River assets (which included the Hilight system, a 50% interest in the Newcastle system and a 14.81% limited liability company membership interest in Fort Union) from Anadarko. These assets provide a combination of gathering, processing, compressing and treating services in the Powder River Basin of Wyoming and are connected or adjacent to WES’s MIGC pipeline. The consideration consisted of (i) $175.0 million in cash, which was financed by borrowing $175.0 million from Anadarko pursuant to the terms of a five-year term loan agreement, and (ii) the issuance of 2,556,891 of WES common units and 52,181 of WES GP’s general partner units. The acquisition closed on December 19, 2008.

Chipeta. In July 2009, WES and its subsidiaries entered into the Chipeta contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired a 51% membership interest in Chipeta Processing LLC (“Chipeta”), together with an associated NGL pipeline from Anadarko for (i) approximately $101.5 million in cash, which was financed by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 of WES common units and 7,172 of WES GP’s general partner units. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic).

On August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta, began receiving distributions related to the additional interest effective July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement, as defined under the caption Chipeta LLC Agreement within this Item 13.

Granger. In January 2010, WES and its subsidiaries entered into the Granger contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired the Granger assets from Anadarko for (i) approximately $241.7 million in cash, which was financed with $210.0 million of borrowings under WES’s revolving credit facility (“WES RCF”) plus $31.7 million of cash on hand, and (ii) the issuance of 620,689 of WES common units and 12,667 of WES GP’s general partner units.

Wattenberg. In August 2010, WES and its subsidiaries entered into the Wattenberg contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired certain midstream assets from Anadarko for (i) $473.1 million in cash consideration, which was funded through (a) $250.0 million borrowed under a term loan agreement, (b) $200.0 million borrowed under the WES RCF, and (c) cash on hand, and (ii) the issuance of 1,048,196 of WES common units and 21,392 of WES GP’s general partner units.

White Cliffs. In September 2010, WES and Anadarko closed a series of related transactions through which WES acquired a 10% member interest in White Cliffs. Specifically, WES acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC (“AWC”) for $20.0 million in cash pursuant to a purchase and sale agreement. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions, AWC acquired an additional 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. As of December 31, 2012, WES holds a 10% interest in White Cliffs and the remaining 90% is held by third parties. WES’s interest in White Cliffs is referred to as the “White Cliffs investment.”

Bison. In July 2011, WES and its subsidiaries entered into the Bison contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired certain midstream assets from Anadarko for (i) $25.0 million in cash consideration, which was funded through cash on hand, and (ii) the issuance of 2,950,284 of WES common units and 60,210 of WES GP’s general partner units.

Mountain Gas Resources, LLC. On January 13, 2012, WES completed the acquisition of Anadarko’s 100% ownership interest in Mountain Gas Resources, LLC (“MGR”), which owns the Red Desert complex, a 22% interest in Rendezvous and related facilities, effective January 1, 2012. The Red Desert complex includes the Patrick Draw processing plant, the Red Desert processing plant, 1,295 miles of gathering lines and related facilities. Rendezvous owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, which delivers gas to the Granger complex and other locations. Consideration paid includes the following: (i) $159.6 million of cash on hand, (ii) $299.0 million borrowings under the WES RCF, and (iii) the issuance of 632,783 of WES common units and 12,914 of WES GP’s general partner units.

Pursuant to the above related-party acquisition agreements, Anadarko has agreed to indemnify WES and its respective affiliates (other than any of the entities controlled by Anadarko), shareholders, unitholders, members, directors, officers, employees, agents and representatives against certain losses resulting from any breach of Anadarko’s representations, warranties, covenants or agreements, and for certain other matters. WES has agreed to indemnify Anadarko and its respective affiliates (other than WES and its respective security holders, officers, directors and employees) and their respective security holders, officers, directors and employees against certain losses resulting from any breach of WES’s representations, warranties, covenants or agreements made in such agreements.

The board of directors of WES GP approved the acquisition of the Powder River assets, the Chipeta assets, the Granger assets, the Wattenberg assets, the Bison assets, Mountain Gas Resources, LLC and AWC, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under WES’s partnership agreement by, the WES board’s special committee. The WES special committee, a committee of independent members of WES GP’s board of directors, retains independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions as it deems necessary on a transaction-by-transaction basis.

Subsequent Event

On March 1, 2013, WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in both the Liberty and Rome gas gathering systems for total consideration of $465.5 million in cash (funded through $250.0 million of WES RCF borrowings and $215.5 million of cash on hand) and 449,129 WES common units at an implied price of $54.55 per WES common unit (the “Anadarko Acquisition”). In connection with the Anadarko Acquisition, WES GP amended the existing indemnification agreement between it and a wholly owned subsidiary of Anadarko related to borrowings under the WES RCF and WES Notes and entered into a new indemnification agreement with a separate wholly owned subsidiary of Anadarko. See Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Chipeta LLC Agreement

In connection with WES’s acquisition of its initial 51% membership interest in Chipeta, as discussed above in Related-Party Acquisition Agreements, WES became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009 (the “Chipeta LLC agreement”), together with Anadarko and a third-party member. Among other things, the Chipeta LLC agreement provides the following:

•	Chipeta’s members will be required from time to time to make capital contributions to Chipeta to the extent approved by the members in connection with Chipeta’s annual budget;

•	Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, if any, to its members quarterly in accordance with those members’ membership interests; and

•	Chipeta’s membership interests are subject to significant restrictions on transfer.

Upon acquisition of WES’s initial 51% membership interest in Chipeta, WES became the managing member of Chipeta. As managing member, WES manages the day-to-day operations of Chipeta and receives a management fee from the other members, which is intended to compensate the managing member for the performance of its duties. WES may be removed as the managing member only if WES is grossly negligent or fraudulent, breaches its primary duties or fails to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta. Effective August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta, receiving distributions related to the additional interest beginning July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement.

Note Receivable from and Amounts Payable to Anadarko

Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly.

In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. During the year ended December 31, 2012, WES incurred approximately $2.4 million in interest on the loan. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

During the first quarter of 2012, the board of directors of WES GP approved the continued construction by WES of the Brasada and Lancaster gas processing facilities in South Texas and Northeast Colorado, respectively, which were previously under construction by Anadarko. WES agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In February 2012, these expenditures were transferred to WES and a corresponding current payable was recorded, which was repaid during the fourth quarter of 2012.

Commodity Price Swap Agreements

WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

WES Notes and WES RCF Indemnification Agreements

The WES Notes and obligations under the WES RCF are recourse to WES GP. In turn, as of December 31, 2012, WES GP has been indemnified by a wholly owned subsidiary of Anadarko for any claims made against WES GP under the WES Notes and/or the WES RCF.

Gas Gathering and Processing Agreements

WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of WES’s systems. The gathering agreements of WES’s initial assets allow for rate resets that target an 18% return on invested capital in those assets. Approximately 76% of WES’s gathering, transportation and treating throughput and 59% of WES’s processing throughput for the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput and volumes measured in barrels.

In connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Gas Purchase and Sale Agreements

WES sells substantially all of its natural gas, NGLs and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchase and Sale. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Purchases			Sales
	Year Ended December 31,
thousands	2012	2011	2010	2012	2011	2010
Net carrying value	$8,009	$1,998	$429	$393	$316	$2,576
Cash consideration	24,705	3,837	361	760	382	2,805

Partners’ capital adjustment	$16,696	$1,839	$(68)	$367	$66	$229

Summary of Affiliate Transactions

Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko and its affiliates. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of WES’s assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of our general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the WES omnibus agreement and the WGP omnibus agreement. Third-party expenses do not necessarily bear a direct relationship to third-party revenues, and affiliate expenses do not inherently bear a direct relationship to affiliate revenues.

The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates, WGP GP and WES GP (see Note 5 – Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K):

	Year Ended December 31,
thousands	2012	2011	2010
Revenues (1)	$687,634	$648,997	$571,628
Cost of product (1)	145,250	83,722	95,667
Operation and maintenance (2)	51,237	51,339	46,379
General and administrative (3)	90,741	31,855	23,807

Operating expenses	287,228	166,916	165,853
Interest income, net (4)	16,900	28,560	20,243
Interest expense (5)	2,766	4,935	6,924
Contributions from Anadarko as a Chipeta noncontrolling interest owner	12,588	16,476	2,019
Distributions to Anadarko as a Chipeta noncontrolling interest owner	6,528	9,437	6,476

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred during periods including and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)

Represents general and administrative expense incurred during periods including and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko. See Note 6—Equity Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on WES assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)

Represents interest expense recognized on the note payable to Anadarko and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, the note payable to Anadarko and the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants were repaid. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Other

In 2012, Anadarko made payments totaling approximately $165,000 to an affiliate of Crane Capital Holdings, Limited for logistics services. James R. Crane, a member of the board of directors of WES GP, owns Crane Capital Holdings, Limited and is the Chairman and Chief Executive Officer of its management company, Crane Capital Group, Inc.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, including Anadarko, on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owner (Anadarko). At the same time, our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See the caption Special Committee under Item 10 of this Form 10-K.

Our general partner will not be in breach of its obligations under the WGP partnership agreement or its fiduciary duties to us or our unitholders if the resolution of the conflict is any of the following:

•	approved by the special committee of our general partner, although our general partner is not obligated to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

•	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

Our general partner may, but is not required to, seek the approval of such resolution from the special committee of its board of directors. In connection with a situation involving a conflict of interest, any determination by our general partner involving the resolution of the conflict of interest must be made in good faith, provided that, if our general partner does not seek approval from the special committee and its board of directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, our general partner or the special committee may consider any factors that it determines in good faith to be appropriate when resolving a conflict. Our partnership agreement provides that for someone to act in good faith, that person must reasonably believe he is acting in the best interests of the partnership.

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of WGP’s annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

thousands	2012	2011
Audit Fees	$175	$—
Audit-Related Fees	—	—

Total	$175	$—

Audit fees are primarily for the audit of WGP’s consolidated financial statements.

Audit-related fees are primarily for other audits, consents, comfort letters and certain financial accounting consultation.

The above amounts represent fees paid by WGP. Certain fees approved by Anadarko and reimbursed by WGP from IPO proceeds are not included in above amounts. The excluded amounts are $275,000 and $275,000 for 2012 attributable to audit fees and audit-related fees, respectively, for WGP’s predecessor for periods prior to its IPO.

In addition, WES paid $0.9 million in audit fees and $0.7 million in audit-related fees for the year ended December 31, 2012.

Audit Committee Approval of Audit and Non-Audit Services

In January 2013, the Audit Committee of WGP’s general partner adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee will receive quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee will review the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement.

The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included under Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, please see the Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

Our supplemental quarterly information is included under Part II, Item 8 of this Form 10-K.

(a)(3) Exhibits

Exhibit Index

Exhibit Number	Description

2.1

Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

2.2#

Contribution Agreement, dated as of November 11, 2008, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 13, 2008, File No. 001-34046).

2.3#

Contribution Agreement, dated as of July 10, 2009, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Anadarko Uintah Midstream, LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).

2.4#

Contribution Agreement, dated as of January 29, 2010 by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Mountain Gas Resources LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010 File No. 001-34046).

2.5#

Contribution Agreement, dated as of July 30, 2010, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

2.6#

Purchase and Sale Agreement, dated as of January 14, 2011, by and among Western Gas Partners, LP, Kerr-McGee Gathering LLC and Encana Oil & Gas (USA) Inc. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 18, 2011 File No. 001-34046).

2.7#

Contribution Agreement, dated as of December 15, 2011, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 15, 2011, File No. 001-34046).

2.8#

Contribution Agreement, dated as of February 27, 2013, by and among Anadarko Marcellus Midstream, L.L.C., Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP, Anadarko Petroleum Corporation and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Western Gas Partners, LP on March 5, 2013, File No. 001-34046).

3.1

Certificate of Limited Partnership of Western Gas Equity Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Western Gas Equity Partners, LP filed on November 5, 2012, File No. 333-184763).

3.2

First Amended and Restated Agreement of Limited Partnership of Western Gas Equity Partners, LP, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

Exhibit Number	Description

3.3

Certificate of formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.2 to the Western Gas Equity Partners, LP Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

3.4

Amended and Restated Limited Liability Company Agreement of Western Gas Equity Holdings, LLC, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

3.5

Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.6

First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

3.7

Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated December 19, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

3.8

Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated as of April 15, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on April 20, 2009, File No. 001-34046).

3.9

Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated July 22, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).

3.10

Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated January 29, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).

3.11

Amendment No. 5 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 2, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

3.12

Amendment No. 6 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated July 8, 2011 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 8, 2011, File No. 001-34046).

3.13

Amendment No. 7 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated January 13, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 17, 2012, File No. 001-34046).

3.14

Amendment No. 8 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 1, 2012 (incorporated by reference to Exhibit 3.10 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 2, 2012, File No. 001-34046).

3.15

Amendment No. 9 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated December 12, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).

Exhibit Number	Description

3.16

Amendment No. 10 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 1, 2013 (incorporated by reference to Exhibit 3.1 to Western Gas Partners LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

3.17

Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.18

Second Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).

4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
4.2

Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.3

First Supplemental Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.4	Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).
4.5

Fourth Supplemental Indenture, dated as of June 28, 2012, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

4.6	Form of 4.0% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
10.1

Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.2

Amendment No. 1 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of December 19, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

10.3

Amendment No. 2 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).

10.4

Amendment No. 3 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 7, 2010, File No. 001-34046).

10.5

Amendment No. 4 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).

Exhibit Number	Description

10.6

Amendment No. 5 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

10.7

Services And Secondment Agreement between Western Gas Holdings, LLC and Anadarko Petroleum Corporation dated May 14, 2008 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.8

Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.9	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.10	Form of Commodity Price Swap Agreement (filed as Exhibit 10.3 to the Partnership’s Form 10-Q for the quarter ended March 31, 2010).
10.11‡

Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.12‡

Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.13‡

Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.14†

Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

10.15

Amended and Restated Revolving Credit Agreement, dated as of March 24, 2011, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 29, 2011, File No. 001-34046).

10.16

First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of February 7, 2013, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.16 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2013, File No. 001-34046).

10.17

Unit Purchase Agreement, by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Western Gas Equity Partners, LP and Western Gas Equity Holdings, LLC, dated December 12, 2012 (incorporated by reference to Exhibit 10.1 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).

10.18

Final Form of Contribution Agreement dated December 3, 2012, by and among Anadarko Petroleum Corporation, Western Gas Equity Partners, LP and Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 10.5 to Western Gas Equity Partners LP’s Form S-1/A filed on December 3, 2012).

10.19

Final Form of Memorandum of Understanding dated December 3, 2012, by and among Anadarko Petroleum Corporation, Western Gas Holdings, LLC and the participants in the Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Western Gas Equity Partners LP’s Form S-1/A filed on December 3, 2012).

10.20

Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Western Gas Partners, LP on March 5, 2013, File No. 001-34046).

10.21

Third Amended and Restated Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Western Gas Partners, LP on March 5, 2013, File No. 001-34046).

Exhibit Number	Description

10.22‡

Form of Indemnification Agreement by and between Western Gas Equity Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Western Gas Equity Partners, LP filed on December 3, 2012, File No. 333-184763).

10.23‡

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

10.24‡

Form of Award Agreement under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Equity Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†

Portions of this exhibit, which was previously filed with the Securities and Exchange Commission, were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

‡	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

March 28, 2013

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Equity Holdings, LLC
(as general partner of Western Gas Equity Partners, LP)

Each person whose signature appears below constitutes and appoints Donald R. Sinclair and Benjamin M. Fink, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

Signature	Title (Position with Western Gas Equity Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Donald R. Sinclair	President, Chief Executive Officer and Director
Donald R. Sinclair

/s/ Benjamin M. Fink	Senior Vice President, Chief Financial Officer and Treasurer
Benjamin M. Fink

/s/ Charles A. Meloy	Director
Charles A. Meloy

/s/ Robert K. Reeves	Director
Robert K. Reeves

Director
Thomas R. Hix

/s/ Craig W. Stewart	Director
Craig W. Stewart

/s/ David J. Tudor	Director
David J. Tudor