Form 10-Q
period 2013-03-31
Western Gas Equity Partners, LP
filed 2013-05-06
CIK 1423902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35753

WESTERN GAS EQUITY PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	46-0967367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 Lake Robbins Drive	77380
The Woodlands, Texas	(Zip Code)
(Address of principal executive offices)

(832) 636-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 218,895,515 common units outstanding as of May 2, 2013.

DEFINITIONS

As generally used within the energy industry and in this quarterly report on Form 10-Q, the identified terms have the following meanings:

Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.

Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Condensate: A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.

Cryogenic: The fractionation process in which liquefied gases, such as liquid nitrogen or liquid helium, are used to bring volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.

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

MBbls/d: One thousand barrels per day.

MMBtu: One million British thermal units.

MMcf/d: One million cubic feet per day.

Natural gas liquid(s) or NGL(s): The combination of ethane, propane, normal butane, isobutane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

Residue: The natural gas remaining after being processed or treated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit and unit amounts	2013	2012 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$65,899	$61,119
Natural gas, natural gas liquids and condensate sales	111,670	105,653
Equity income and other, net	3,981	4,001

Total revenues – affiliates	181,550	170,773
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	36,991	30,470
Natural gas, natural gas liquids and condensate sales	10,059	22,833
Other, net	1,147	600

Total revenues – third parties	48,197	53,903

Total revenues	229,747	224,676

Operating expenses
Cost of product (2)	83,083	83,156
Operation and maintenance (2)	36,739	32,121
General and administrative (2)	8,929	10,274
Property and other taxes	5,785	4,837
Depreciation, amortization and impairments	32,440	27,067

Total operating expenses	166,976	157,455

Operating income	62,771	67,221
Interest income, net – affiliates	4,225	4,225
Interest expense (3)	(11,811)	(9,581)
Other income (expense), net	727	458

Income before income taxes	55,912	62,323
Income tax expense	4,236	16,695

Net income	51,676	45,628
Net income attributable to noncontrolling interests	19,361	28,574

Net income attributable to Western Gas Equity Partners, LP	$32,315	$17,054

Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$32,315
Pre-acquisition net (income) loss allocated to Anadarko	(4,567)

Limited partners’ interest in net income (4)	$27,748
Net income per common unit – basic and diluted	$0.13
Weighted average common units outstanding – basic and diluted	218,896

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $31.9 million and $33.4 million for the three months ended March 31, 2013 and 2012, respectively. Operation and maintenance includes charges from Anadarko of $13.4 million and $12.5 million for the three months ended March 31, 2013 and 2012, respectively. General and administrative includes charges from Anadarko of $6.1 million and $8.8 million for the three months ended March 31, 2013 and 2012, respectively. See Note 5.

(3)	Includes affiliate (as defined in Note 1) interest expense of zero and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. See Note 8.
(4)	Represents net income for periods including and subsequent to the acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except number of units	March 31, 2013	December 31, 2012 (1)
ASSETS
Current assets
Cash and cash equivalents	$91,464	$422,556
Accounts receivable, net (2)	28,488	48,550
Other current assets (3)	9,086	6,998

Total current assets	129,038	478,104
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment Cost	3,733,690	3,432,392
Less accumulated depreciation	745,477	714,436

Net property, plant and equipment	2,988,213	2,717,956
Goodwill	105,336	105,336
Other intangible assets	55,159	55,490
Equity investments	109,940	106,130
Other assets	27,245	27,798

Total assets	$3,674,931	$3,750,814

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$37,297	$25,154
Accrued ad valorem taxes	17,727	11,949
Income taxes payable	630	552
Accrued liabilities (5)	147,636	148,600

Total current liabilities	203,290	186,255
Long-term debt – third parties	1,553,319	1,168,278
Deferred income taxes	1,748	47,153
Asset retirement obligations and other	71,096	68,749

Total long-term liabilities	1,626,163	1,284,180

Total liabilities	1,829,453	1,470,435
Equity and partners’ capital
Common units (218,895,515 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	682,752	912,376
Net investment by Anadarko	—	199,960

Total partners’ capital	682,752	1,112,336
Noncontrolling interests	1,162,726	1,168,043

Total equity and partners’ capital	1,845,478	2,280,379

Total liabilities, equity and partners’ capital	$3,674,931	$3,750,814

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of zero and $17.5 million as of March 31, 2013 and December 31, 2012, respectively.
(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.1 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively.
(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $7.5 million and $2.5 million as of March 31, 2013 and December 31, 2012, respectively.
(5)	Accrued liabilities include amounts payable to affiliates of $0.1 million as of March 31, 2013 and December 31, 2012. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2012 (1)	$199,960	$912,376	$1,168,043	$2,280,379
Net income	5,401	26,914	19,361	51,676
Offering expenses from the issuance of WGP common units	—	(250)	—	(250)
WES equity transactions, net (2)	—	(5,582)	5,582	—
Contributions received from Chipeta noncontrolling interest owners	—	—	1,097	1,097
Distributions to Chipeta noncontrolling interest owners	—	—	(2,650)	(2,650)
Distributions to WES noncontrolling interest owners	—	—	(28,789)	(28,789)
Distributions to unitholders	—	(7,852)	—	(7,852)
Acquisition from affiliates	(221,930)	(243,570)	—	(465,500)
Contributions of equity-based compensation from Anadarko	—	656	18	674
Net pre-acquisition contributions from (distributions to) Anadarko	(29,961)	1	—	(29,960)
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	59	64	123

Balance at March 31, 2013	$—	$682,752	$1,162,726	$1,845,478

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)

Includes the impact of units of Western Gas Partners, LP issued in connection with the acquisition of the Non-Operated Marcellus Interest as described in Note 2. The $5.6 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $26.7 million for the three months ended March 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
thousands	2013	2012 (1)
Cash flows from operating activities
Net income	$51,676	$45,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	32,440	27,067
Non-cash equity-based compensation expense	858	914
Deferred income taxes	1,124	291
Debt-related amortization and other items, net	560	511
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	21,439	32,704
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	22,469	(13,665)
Change in other items, net	(1,405)	1,083

Net cash provided by operating activities	129,161	94,533
Cash flows from investing activities
Capital expenditures	(166,463)	(75,837)
Acquisitions from affiliates	(465,721)	(463,232)
Acquisitions from third parties	(134,869)	—
Investments in equity affiliates	(4,835)	—

Net cash used in investing activities	(771,888)	(539,069)
Cash flows from financing activities
Borrowings, net of debt issuance costs	384,946	319,000
Repayments of debt	—	(40,000)
Increase (decrease) in outstanding checks	(2,808)	4,919
Offering expenses from the issuance of WGP common units	(2,367)	—
Distributions to unitholders	(7,852)	—
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	1,097	9,849
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	(2,650)	(5,145)
Distributions to WES noncontrolling interest owners	(28,789)	(22,155)
Net contributions from (distributions to) Anadarko	(29,942)	(8,873)

Net cash provided by financing activities	311,635	257,595

Net increase (decrease) in cash and cash equivalents	(331,092)	(186,941)
Cash and cash equivalents at beginning of period	422,556	226,559

Cash and cash equivalents at end of period	$91,464	$39,618

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$(6)	$3,000
Interest paid, net of capitalized interest	$11,244	$1,986
Taxes paid	$—	$72

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES itself. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and WGP GP. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

The three types of partnership interests in WES owned by WGP are as follows: (i) a 2.0% general partner interest in WES, held through a consolidated subsidiary, WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) a significant limited partner interest in WES. WES GP owns a 2.0% general partner interest in WES, which constitutes substantially all of WES GP’s business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.

In December 2012, WGP completed its initial public offering (“IPO”) of 19,758,150 common units representing limited partner interests, including 2,577,150 common units issued in connection with the full exercise of the underwriters’ over-allotment option, at a price of $22.00 per common unit, generating net proceeds of $412.0 million. WGP used approximately $409.4 million of the net proceeds from its IPO to purchase common and general partner units of WES.

WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of March 31, 2013, WES’s assets included ownership and operation of twelve gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate natural gas pipeline, and one intrastate natural gas pipeline. In addition, WES had interests in five non-operated gathering systems, three operated processing systems, one operated gathering system, and one NGL pipeline, with separate interests in Fort Union, White Cliffs and Rendezvous accounted for under the equity method. These assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma). WES also had facilities under construction in South Texas and Northeast Colorado at the end of the first quarter of 2013.

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of WGP and entities in which it holds a controlling financial interest, including WES and WES GP. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which WES, or WGP through its investment in WES, exercises significant influence are accounted for under the equity method. WGP proportionately consolidates WES’s 33.75% share of the assets, liabilities, revenues and expenses attributable to the Non-Operated Marcellus Interest and Anadarko-Operated Marcellus Interest (see Note 2) and WES’s 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system in the accompanying consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership in WGP (attributable to the limited partner interests in WES held by the public and Anadarko Marcellus Midstream, L.L.C. (“AMM”) (see Note 2)), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, and (iii) income tax expense and liabilities incurred by WGR Holdings, LLC, computed on a separate-return basis prior to its conversion into a limited partnership.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.

For the three months ended March 31, 2012, operating cash inflows and investing cash outflows in the unaudited consolidated statements of cash flows include a reduction of $14.0 million attributable to the correction of an error discovered during analysis of accounts payable balances. This analysis revealed that certain 2012 invoices received, but not yet paid, were properly attributable to WES’s ongoing capital projects rather than to operating expenses. Management concluded that this misstatement was not material relative to the three months ended March 31, 2012, and has corrected the error within the unaudited statement of cash flows for the three months ended March 31, 2012, as included in this report.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with WGP’s 2012 Form 10-K, as filed with the SEC on March 28, 2013. Management believes that the disclosures made are adequate to make the information not misleading.

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member and the publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

Chipeta. In July 2009, WES acquired a 51% interest in Chipeta and became party to Chipeta’s limited liability company agreement (the “Chipeta LLC agreement”). On August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of Anadarko’s then remaining 24% interest was accounted for on a prospective basis as WES acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by the third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

WES. The publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented. In addition, in March 2013, WES acquired a 33.75% interest in both the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko Petroleum Corporation. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in the consolidated financial statements for the three months ended March 31, 2013. See Note 2.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of March 31, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control. See Note 2.

For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko, including the Non-Operated Marcellus Interest, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported. Net income attributable to WES assets for periods prior to WES’s acquisition of such assets is not allocated to the limited partners for purposes of calculating net income per common unit.

2. ACQUISITIONS

The following table presents the acquisitions completed by WES during 2013 and 2012, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/13	33.75%	133,500	1,369	—	—

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

(2)

WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1). WES received distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

(3)

WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of WES common units, WES issued 9,166 general partner units to WES GP for consideration of $0.5 million in order to maintain WES GP’s 2.0% general partner interest in WES.

(4)

The interest acquired from a third party includes a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See further information below, including the preliminary allocation of the purchase price as of March 31, 2013.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. ACQUISITIONS (CONTINUED)

Non-Operated Marcellus Interest acquisition. Because the Non-Operated Marcellus Interest acquisition was a transfer of net assets between entities under common control, WGP’s historical financial statements include the results attributable to the Non-Operated Marcellus Interest as if WES owned such assets for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of WES assets from Anadarko, including the Non-Operated Marcellus Interest, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported.

The following table presents the impact to the historical consolidated statements of income attributable to the Non-Operated Marcellus Interest, including the elimination of intercompany activity between such assets:

	Three Months Ended March 31, 2012
thousands	WGP Historical	Non-Operated Marcellus Interest	Combined
Revenues	$212,242	$12,434	$224,676
Net income	40,140	5,488	45,628

Anadarko-Operated Marcellus Interest acquisition. The Anadarko-Operated Marcellus Interest acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Anadarko-Operated Marcellus Interest were included in the consolidated statements of income beginning on the acquisition date in the first quarter of 2013.

The following is a preliminary allocation of the purchase price as of March 31, 2013, including $0.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition as of the acquisition date:

thousands
Property, plant and equipment	$135,587
Asset retirement obligations	(174)

Total purchase price	$135,413

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition. The fair values of the interests in the land, right-of-way contracts, and gathering systems were based on the market and income approaches. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The current purchase price allocation is preliminary and is subject to change pending post-closing purchase price adjustments; finalization of fair value estimates; and completion of evaluations of property, plant and equipment, asset retirement obligations, contractual arrangements and legal and environmental matters as additional information becomes available and is assessed by WES.

The following tables present the pro forma condensed financial information as if the Anadarko-Operated Marcellus Interest acquisition had occurred on January 1, 2012:

	Three Months Ended March 31,
thousands except per unit amount	2013	2012
Revenues	$231,001	$225,453
Net income	51,820	44,613
Net income attributable to Western Gas Equity Partners, LP	32,459	16,039
Net income per common unit - basic and diluted	$0.13	n/a

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. ACQUISITIONS (CONTINUED)

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Anadarko-Operated Marcellus Interest acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information in the table above includes $0.7 million of revenues and $0.1 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Anadarko-Operated Marcellus Interest that are included in the consolidated statement of income for the three months ended March 31, 2013. The pro forma adjustments reflect pre-acquisition results of the Anadarko-Operated Marcellus Interest including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; and (c) interest on borrowings under WES’s revolving credit facility to finance the Anadarko-Operated Marcellus Interest acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the Anadarko-Operated Marcellus Interest acquisition, nor any future acquisition related expenses.

3. PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires it to distribute all of its available cash (as defined in WGP’s partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter, beginning with the quarter ended December 31, 2012.

On February 21, 2013, WGP paid a prorated quarterly distribution of $0.03587 per common unit, or $7.9 million in aggregate, to WGP unitholders of record at the close of business on February 1, 2013. This was the first distribution declared by the board of directors of WGP GP and was prorated for the 20-day period from the date of the closing of WGP’s IPO on December 12, 2012, through the end of the fourth quarter 2012, pursuant to the terms of WGP’s partnership agreement. In addition, on April 17, 2013, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.17875 per common unit, or $39.1 million in aggregate, for the first quarter of 2013. The distribution is payable on May 22, 2013, to WGP unitholders of record at the close of business on April 30, 2013.

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
March 31, 2012	$ 0.460	$ 46,053	May 2012
March 31, 2013 (1)	$ 0.540	$ 70,143	May 2013

(1)

On April 17, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.54 per unit, or $70.1 million in aggregate, including incentive distributions. The cash distribution is payable on May 13, 2013, to WES unitholders of record at the close of business on April 30, 2013.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of March 31, 2013, Anadarko held 199,137,365 WGP common units, representing a 91.0% limited partner interest in WGP. The public held 19,758,150 WGP common units, representing a 9.0% limited partner interest in WGP.

Net income per common unit. Net income attributable to periods prior to WGP’s IPO is attributable to subsidiaries of Anadarko and therefore not allocated to the limited partners for purposes of calculating net income per common unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income.

Holdings of WES equity. As of March 31, 2013, WGP held 49,296,205 WES common units, representing a 46.0% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,145,096 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs.

As of March 31, 2013, AMM, a subsidiary of Anadarko, held 449,129 WES common units, representing a 0.4% limited partner interest in WES, and the public held 55,364,348 WES common units, representing a 51.6% limited partner interest in WES, which are reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES public equity offerings. In June 2012, WES closed a public offering of 5,000,000 common units at a price of $43.88 per unit. In connection with this offering, WES issued 102,041 general partner units to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds to WES from the offering of $216.4 million were used for general partnership purposes, including the funding of capital expenditures.

WES common and general partner units. The following table summarizes WES common and general partner units issued during the three months ended March 31, 2013:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2012	104,660,553	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	9,166	458,295

Balance at March 31, 2013	105,109,682	2,145,096	107,254,778

5. TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the WES assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of WES and WGP. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to WES by Anadarko.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts is generally swept to centralized accounts. Prior to the acquisitions of WES assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited WES interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of the WES assets. Subsequent to the acquisition of the WES assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.

Note receivable from and amounts payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $326.0 million and $334.8 million at March 31, 2013, and December 31, 2012, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from the issuance of 4.000% Senior Notes due 2022. See Note 8.

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

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. WES has not entered into any new commodity price swap agreements since the fourth quarter of 2011.

Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of March 31, 2013:

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended March 31,
thousands	2013	2012
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$5,380	$9,850
Natural gas liquids sales	21,305	354

Total	26,685	10,204
Losses on commodity price swap agreements related to purchases (2)	(19,854)	(17,192)

Net gains (losses) on commodity price swap agreements	$6,831	$(6,988)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 60% and 66% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended March 31, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 55% and 57% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended March 31, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko.

Equipment purchases. The following summarizes WES’s purchases of pipe and equipment from Anadarko:

	Three Months Ended March 31,
	Purchases
thousands	2013	2012
Cash consideration	$221	$4,468
Net carrying value	227	571

Partners’ capital adjustment	$(6)	$3,897

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). During the three months ended March 31, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest one year from grant date in January 2014. Compensation expense is recognized over the vesting period and was approximately $53,000 for the three months ended March 31, 2013.

Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”). WES GP awards phantom units under the WES LTIP primarily to the Chief Executive Officer and its independent directors. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was approximately $0.1 million for the three months ended March 31, 2013 and 2012.

Equity incentive plan and Anadarko incentive plans. General and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (“Anadarko Incentive Plans”).

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

For the three months ended March 31, 2013 and 2012, general and administrative expenses include $0.7 million and $0.8 million, respectively, of equity-based compensation expense for awards granted to the executive officers of WES GP and other employees under the Anadarko Incentive Plans, which was allocated by Anadarko.

For the three months ended March 31, 2012, general and administrative expenses include $3.3 million of compensation expense for grants of Unit Value Rights, Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko. Awards outstanding under the Incentive Plan at March 31, 2012, were valued at $718.00 per UAR. WGP’s IPO in December 2012 resulted in the vesting of all then unvested Incentive Plan awards and the effective termination of the Incentive Plan.

Capital expenditures transfer. As described in Note receivable from and amounts payable to Anadarko within this Note 5, Anadarko incurred certain expenditures related to the construction of the Brasada and Lancaster gas processing facilities during 2011. These amounts, along with related capitalized interest, were transferred to WES in the first quarter of 2012, and are included in the balance of property, plant and equipment as of March 31, 2013 and December 31, 2012. See Note 6.

Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates, WGP GP and WES GP:

	Three Months Ended March 31,
thousands	2013	2012
Revenues (1)	$181,550	$170,773
Cost of product (1)	31,929	33,426
Operation and maintenance (2)	13,366	12,473
General and administrative (3)	6,088	8,833

Operating expenses	51,383	54,732
Interest income, net (4)	4,225	4,225
Interest expense (5)	—	1,315
Distributions to WGP unitholders (6)	7,143	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (7)	—	4,824
Distributions to Anadarko as a Chipeta noncontrolling interest owner (7)	—	2,520

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred during periods including and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)

Represents general and administrative expense incurred during periods including and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko (see Equity incentive plan and Anadarko incentive plans within this Note 5).

(4)	Represents interest income recognized on the note receivable from Anadarko.
(5)

Represents interest expense recognized on the note payable to Anadarko (see Note 8) and, for the three months ended March 31, 2012, interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, WES repaid the note payable to Anadarko and the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants. See Note receivable from and amounts payable to Anadarko within this Note 5.

(6)	Represents distributions paid under WGP’s partnership agreement.
(7)

As described in Note 2, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta on August 1, 2012, and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented on the consolidated statements of income.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2013	December 31, 2012
Land	n/a	$501	$501
Gathering systems	3 to 47 years	3,158,042	2,911,572
Pipelines and equipment	15 to 45 years	91,542	91,126
Assets under construction	n/a	472,227	422,002
Other	3 to 25 years	11,378	7,191

Total property, plant and equipment		3,733,690	3,432,392
Accumulated depreciation		745,477	714,436

Net property, plant and equipment		$2,988,213	$2,717,956

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. See Note 7.

7. COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	March 31, 2013	December 31, 2012
Natural gas liquids inventory	$3,088	$1,678
Natural gas imbalance receivables	2,569	1,663
Prepaid insurance	1,702	1,897
Other	1,727	1,760

Total other current assets	$9,086	$6,998

A summary of accrued liabilities is as follows:

thousands	March 31, 2013	December 31, 2012
Accrued capital expenditures	$109,512	$112,311
Accrued plant purchases	18,762	16,350
Accrued interest expense	15,875	15,868
Short-term asset retirement obligations	1,854	1,711
Short-term remediation and reclamation obligations	712	799
Other	921	1,561

Total accrued liabilities	$147,636	$148,600

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. DEBT AND INTEREST EXPENSE

The following table presents outstanding debt as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,533	$669,933	$670,000	$673,617	$669,928
5.375% Senior Notes due 2021	500,000	494,786	499,950	500,000	494,661	499,946
Revolving credit facility	385,000	385,000	385,000	—	—	—

Total debt outstanding	$1,555,000	$1,553,319	$1,554,883	$1,170,000	$1,168,278	$1,169,874

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity for the three months ended March 31, 2013:

thousands	Carrying Value
Balance as of December 31, 2012	$1,168,278
WES revolving credit facility borrowings	385,000
Other and changes in debt discount or premium	41

Balance as of March 31, 2013	$1,553,319

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are collectively referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes is 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under WES’s revolving credit facility (“WES RCF”) and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

At March 31, 2013, WES was in compliance with all covenants under the indentures.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 issuance of the 2022 Notes.

WES revolving credit facility. In March 2011, WES entered into an amended and restated $800.0 million senior unsecured WES RCF. The WES RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.70% and 1.71% at March 31, 2013 and December 31, 2012, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at March 31, 2013 and December 31, 2012.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. DEBT AND INTEREST EXPENSE (CONTINUED)

On June 13, 2012, following the receipt of a second investment grade rating as defined in the WES RCF, WES is no longer subject to certain of the restrictive covenants associated with the WES RCF. As of March 31, 2013, WES had $385.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under the $800.0 million WES RCF. At March 31, 2013, WES was in compliance with all remaining covenants under the WES RCF.

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF. In connection with the acquisition of the Non-Operated Marcellus Interest, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary has agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to such debt financings up to $385.0 million. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

Working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017 and will bear interest at LIBOR plus 1.50%. The interest rate was 1.70% and 1.71% at March 31, 2013 and December 31, 2012, respectively.

WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2013, WGP had no outstanding borrowings under the WGP WCF and WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2013	2012
Third parties
Interest expense on long-term debt	$13,939	$7,915
Amortization of debt issuance costs and commitment fees (1)	1,053	1,008
Capitalized interest (2)	(3,181)	(657)

Total interest expense – third parties	11,811	8,266

Affiliates
Interest expense on note payable to Anadarko (3)	—	1,234
Interest expense on affiliate balances (4)	—	81

Total interest expense – affiliates	—	1,315

Interest expense	$11,811	$9,581

(1)

For the three months ended March 31, 2013, includes $0.3 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. For the three months ended March 31, 2012, includes $0.2 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes.

(2)

For the three months ended March 31, 2013 and 2012, includes zero and $0.6 million, respectively, of capitalized interest associated with capital projects at Chipeta and $3.0 million and $0.1 million, respectively, of capitalized interest associated with the construction of the Brasada and Lancaster gas processing facilities. See Note 5.

(3)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 8.
(4)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants was repaid. See Note 5.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a subsidiary of WES, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko and its affiliates diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims.

In July 2011, the Court denied the defendants’ motion to dismiss without ruling on the merits and the case is in the discovery phase. Trial is set for April 2014. Management does not believe the outcome of this proceeding will have a material effect on the financial condition, results of operations or cash flows of WGP. WES intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that WES has adequate contractual indemnities covering the claims against it in this lawsuit.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2013, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of approximately $60.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Brasada and Lancaster plants (see Note 5) and include 100% of obligations related to Chipeta, in which WES has a 75% membership interest (see Note 1).

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.

Rent expense associated with the office, warehouse and equipment leases was $0.7 million for both the three months ended March 31, 2013 and 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part I, Item 8 of our 2012 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on March 28, 2013, and other public filings and press releases. Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of Western Gas Partners, LP (“WES”) is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us and WGP GP. “WGP and Affiliates” refers to subsidiaries of Anadarko, including us in our individual capacity, and “affiliates” refers to subsidiaries of Anadarko excluding us, and includes the interests in Fort Union Gas Gathering, LLC, (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning our operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized.

These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

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

•	supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather;

•	inflation;

•	availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which WES is doing business;

•	changes in environmental and safety regulation; environmental risks; regulations by the Federal Energy Regulatory Commission (“FERC”); and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to utilize WES’s revolving credit facility (“WES RCF”);

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest between WES, WES GP, WGP and WGP GP, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	WES’s or WGP’s ability to acquire assets on acceptable terms;

•

non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

•

other factors discussed below, in “Risk Factors” included in our 2012 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our quarterly reports on Form 10-Q and elsewhere in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a limited partnership and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware master limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. WES currently owns assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma) and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of March 31, 2013, WES’s owned and operated assets consisted of twelve gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate natural gas pipeline, and one intrastate natural gas pipeline. In addition, WES had interests in five non-operated gathering systems, three operated processing systems, one operated gathering system, and one NGL pipeline, with separate interests accounted for under the equity method in two gas gathering systems and a crude oil pipeline.

Significant financial highlights during the first three months of 2013 include the following:

•	We raised our distribution to $0.17875 per unit for the first quarter of 2013, representing an 8% increase over the non-prorated distribution for the fourth quarter of 2012.

•

WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems in north-central Pennsylvania. WES also completed the acquisition of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems from a third party, also in north-central Pennsylvania. See Acquisitions below.

•

WES raised its distribution to $0.54 per unit for the first quarter of 2013, representing a 4% increase over the distribution for the fourth quarter of 2012, a 17% increase over the distribution for the first quarter of 2012, and its sixteenth consecutive quarterly increase.

Significant operational highlights during the first three months of 2013 include the following:

•	Throughput attributable to WES totaled 2,906 MMcf/d for the three months ended March 31, 2013, representing a 7% increase compared to the three months ended March 31, 2012.

•	Gross margin (total revenues less cost of product) attributable to WES averaged $0.55 per Mcf for both the three months ended March 31, 2013 and 2012.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2013 and 2012, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/13	33.75%	133,500	1,369	—	—

(1)

The assets acquired from Anadarko consist of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming, and includes the Patrick Draw processing plant with a capacity of 125 MMcf/d, the Red Desert processing plant with a capacity of 48 MMcf/d, 1,295 miles of gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.” In connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

(2)

WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). WES received distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in our consolidated financial statements for all periods presented.

(3)

WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of WES common units, WES issued 9,166 general partner units to WES GP for consideration of $0.5 million in order to maintain WES GP’s 2.0% general partner interest in WES.

(4)

The interest acquired from a third party includes a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of March 31, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, as a result of common control asset acquisitions, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control.

WGP’s historical financial statements include the results attributable to the Non-Operated Marcellus Interest as if WES owned such assets for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of WES assets from Anadarko, including the Non-Operated Marcellus Interest, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported.

EQUITY OFFERINGS

WGP initial public offering. On December 12, 2012, we closed our IPO of 17,181,000 common units at a price of $22.00 per common unit. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,577,150 common units, resulting in an aggregate offering of 19,758,150 common units. Pursuant to a unit purchase agreement among us, WES and WES GP, we used $409.4 million of the net proceeds from the IPO to purchase 8,722,966 WES common units, and made a corresponding capital contribution to WES on behalf of WES GP to allow WES GP to maintain its 2.0% general partner interest in WES, in exchange for 178,019 WES general partner units, in each case at a price of $46.00 per unit.

WES equity offerings

Public equity offering. In June 2012, WES completed a public offering of 5,000,000 common units representing limited partner interests in WES, and issued 102,041 general partner units to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. The price per unit was $43.88, generating proceeds to WES of $216.4 million (net of $7.4 million for the underwriting discount and other offering expenses), including WES GP’s proportionate capital contribution. The net proceeds were used for general partnership purposes, including the funding of capital expenditures.

Other equity offerings. In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. As of March 31, 2013, WES had not issued any common units under this registration statement.

ITEMS AFFECTING THE COMPARABLITY OF OUR FINANCIAL RESULTS TO THOSE OF WES

Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. As a result, our results of operations do not differ materially from the results of operations of WES, which are reconciled below. The primary items which result in differences between our and WES’s results of operations and cash flows are summarized below.

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

Upon the completion of our IPO in December 2012, we became a master limited partnership for U.S. federal and state income tax purposes and therefore are not subject to U.S. federal and state income taxes, except for Texas margin tax.

General and administrative expenses. As a separate publicly traded partnership, we incur general and administrative expenses which are separate from, and in addition to, those incurred by WES. In connection with our IPO in December 2012, we entered into an omnibus agreement with WGP GP and Anadarko that governs the following: (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko, in quarterly installments, an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. Such expenses are recorded as capital contributions from Anadarko and do not impact our cash flows.

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interests in Chipeta that are held by Anadarko and a third party, which are already reflected as noncontrolling interests in WES’s consolidated financial statements. In addition, in March 2013, WES acquired a 33.75% interest in the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko Petroleum Corporation. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in our consolidated financial statements for the three months ended March 31, 2013.

Distributions. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days of the end of each quarter. Our only cash-generating assets are our partnership interests in WES, consisting of general partner units, common units and incentive distribution rights, on which we expect to receive quarterly distributions from WES. Our cash flow and resulting ability to make cash distributions are therefore completely dependent upon WES’s ability to make cash distributions with respect to our partnership interests in WES. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

On January 21, 2013, the board of directors of WGP GP declared a prorated quarterly distribution of $0.03587 per unit, or $7.9 million in aggregate, for the fourth quarter of 2012. The distribution was the first declared by us and corresponded to a quarterly distribution of $0.165 per unit, or $0.66 per unit on an annualized basis. The initial distribution was prorated for the 20-day period from the date of the closing of our IPO on December 12, 2012, through the end of the quarter, pursuant to the terms of WGP’s partnership agreement. The cash was paid on February 21, 2013, to WGP unitholders of record at the close of business on February 1, 2013.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 of our common units, of which all remained available for future issuance as of December 31, 2012. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s board of directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP will be amortized over the vesting periods applicable to the awards. During the three months ended March 31, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest one year from grant date in January 2014.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.70% and 1.71% at March 31, 2013, and December 31, 2012, respectively.

We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2013, we had no outstanding borrowings under the WGP WCF. At March 31, 2013, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The difference between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP is reconciled as follows:

	Three Months Ended March 31,
thousands	2013	2012
Net income attributable to WES	$50,657	$53,651
Incremental income tax expense (1)	—	(12,266)
Limited partner interests in WES not held by WGP (2)	(17,130)	(24,331)
General and administrative expenses	(1,265)	—
Other income	53	—

Net income attributable to WGP	$32,315	$17,054

(1)

The income tax expense recorded in the financial statements of WGR Holdings, LLC, and now reflected in the consolidated financial statements of WGP, reflects our pre-IPO income tax expense and liability on a separate-return basis. Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are subsequently not subject to U.S. federal and state income taxes, except for Texas margin tax.

(2)

Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of March 31, 2013 and 2012, publicly held limited partner interests represented a 51.6% and 54.4% interest in WES, respectively. As of March 31, 2013, AMM held a 0.4% limited partner interest in WES.

Reconciliation of net cash provided by operating and financing activities. The difference between net cash provided by operating activities for WGP and WES and the net cash provided by financing activities for WGP and WES are reconciled as follows:

	Three Months Ended March 31,
thousands	2013	2012
WES net cash provided by operating activities	$129,955	$118,720
Income taxes (1)	—	(24,187)
General and administrative expenses	(901)	—
Non-cash equity-based compensation expense	54	—
Other income	53	—

WGP net cash provided by operating activities	$129,161	$94,533

WES net cash provided by financing activities	$285,468	$233,408
Proceeds from issuance of WES general partner units (2)	(500)	—
Offering expenses from the issuance of WGP common units (3)	(2,367)	—
Distributions to WGP unitholders (4)	(7,852)	—
Distributions to WES unitholders (5)	65,657	43,027
Distributions to WES noncontrolling interest owners (5) (6)	(28,789)	(22,155)
Net contributions from (distributions to) Anadarko (7)	18	3,315

WGP net cash provided by financing activities	$311,635	$257,595

(1)

The income tax expense recorded in the financial statements of WGR Holdings, LLC, and now reflected in the consolidated financial statements of WGP, reflects our pre-IPO income tax expense and liability on a separate-return basis. Upon the completion of our IPO in December 2012, we became a partnership for U.S. federal and state income tax purposes and therefore are subsequently not subject to U.S. federal and state income taxes, except for Texas margin tax.

(2)

Difference is attributable to elimination upon consolidation of proceeds to WES from issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(3)	Represents additional offering costs incurred in conjunction with WGP’s IPO in December 2012.
(4)	Represents pro rated distribution to WGP common unitholders for the fourth quarter of 2012.
(5)	Difference attributable to elimination upon consolidation of WES’s distributions on limited partner interests owned by WGP.
(6)	Difference attributable to elimination and reclassification upon consolidation of WES’s distributions to limited partner interests of WES not held by WGP.
(7)

Difference attributable to (i) contribution of current tax expense, (ii) changes in net income, and (iii) elimination upon consolidation of proceeds from WES equity transactions and WES distributions to WGP.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended March 31,
thousands	2013	2012
Gathering, processing and transportation of natural gas and natural gas liquids	$102,890	$91,589
Natural gas, natural gas liquids and condensate sales	121,729	128,486
Equity income and other, net	5,128	4,601

Total revenues (1)	229,747	224,676
Total operating expenses (1)	165,711	157,455

Operating income	64,036	67,221
Interest income, net – affiliates	4,225	4,225
Interest expense	(11,811)	(9,581)
Other income (expense), net	674	458

Income before income taxes	57,124	62,323
Income tax expense	4,236	4,429

Net income	52,888	57,894
Net income attributable to noncontrolling interests	2,231	4,243

Net income attributable to Western Gas Partners, LP (2)	$50,657	$53,651

Key performance metrics (3)
Gross margin	$146,664	$141,520
Adjusted EBITDA attributable to Western Gas Partners, LP	$95,929	$94,680
Distributable cash flow	$79,130	$82,361

(1)

Revenues include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Our Financial Results to Those of WES within this Item 2.
(3)

Gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. Such caption also includes reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2013” refer to the comparison of the three months ended March 31, 2013, to the three months ended March 31, 2012.

Operating Statistics

	Three Months Ended March 31,
throughput in MMcf/d	2013	2012	Δ
Gathering, treating and transportation (1)	1,627	1,606	1%
Processing (2)	1,233	1,150	7%
Equity investment (3)	201	236	(15)%

Total throughput (4)	3,061	2,992	2%
Throughput attributable to noncontrolling interests	155	270	(43)%

Total throughput attributable to Western Gas Partners, LP	2,906	2,722	7%

(1)

Excludes average NGL pipeline volumes of 20 MBbls/d and 27 MBbls/d for the three months ended March 31, 2013 and 2012, respectively. Includes 100% of Wattenberg system volumes for all periods presented and throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest.

(2)	Consists of 100% of Chipeta, Hilight and Platte Valley system volumes, 100% of the Granger and Red Desert complex volumes, and 50% of Newcastle volumes.
(3)

Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes WES’s 10% share of average White Cliffs pipeline volumes consisting of 7 MBbls/d and 5 MBbls/d for the three months ended March 31, 2013 and 2012, respectively.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput increased by 21 MMcf/d for the three months ended March 31, 2013, due to increased drilling behind the Non-Operated Marcellus Interest and the Wattenberg system. These increases were partially offset by decreases at the Haley, Pinnacle and Dew systems resulting from natural production declines in those areas; throughput decreases at MIGC due to the expiration of a firm transportation agreement in 2012; and throughput decreases at the Bison facility resulting from reduced drilling activity in the area.

Processing throughput increased by 83 MMcf/d for the three months ended March 31, 2013, primarily due to throughput increases at the Chipeta system resulting from increased drilling activity in the area, plus the completion of a pipeline connection which allowed additional throughput to flow into the plant.

Equity investment volumes decreased by 35 MMcf/d for the three months ended March 31, 2013, resulting from lower throughput at the Fort Union and Rendezvous systems due to production declines and decreased drilling activity in those areas.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$102,890	$91,589	12%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $11.3 million for the three months ended March 31, 2013, primarily due to increases of $6.3 million and $3.3 million at the Non-Operated Marcellus Interest and the Chipeta system, respectively, both due to increased volumes, and increases of $3.5 million and $1.5 million at the Wattenberg and Platte Valley systems, respectively, due to increased gathering rates and volumes. These increases were partially offset by decreased revenue of $1.1 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $1.6 million due to decreased volumes at the Pinnacle, Dew, Haley and Hugoton systems as a result of natural production declines in the area, and decreased revenue of $0.7 million at MIGC due to the expiration of a firm transportation agreement in 2012.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2013	2012	Δ
Natural gas sales	$25,517	$25,558	—%
Natural gas liquids sales	87,217	93,642	(7)%
Drip condensate sales	8,995	9,286	(3)%

Total	$121,729	$128,486	(5)%

Average price per unit:
Natural gas (per Mcf)	$4.21	$4.30	(2)%
Natural gas liquids (per Bbl)	$47.04	$47.88	(2)%
Drip condensate (per Bbl)	$74.56	$76.09	(2)%

For the three months ended March 31, 2013, including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales decreased by $6.8 million, which consisted primarily of a $6.4 million decrease in NGLs sales and a $0.3 million decrease in drip condensate sales.

The decline in NGLs sales was primarily due to decreases of $5.2 million and $1.0 million at the Granger and Wattenberg systems, respectively, due to lower volumes sold.

The decline in drip condensate sales for the three months ended March 31, 2013, was primarily due to a $0.3 million decrease at the Wattenberg system and a $0.4 million decrease at the Hugoton and Haley systems, all as a result of lower condensate volumes sold. These decreases were partially offset by a $0.4 million increase at the Platte Valley system as a result of higher condensate volumes sold.

For the three months ended March 31, 2013 and 2012, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Newcastle, Hugoton and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Equity income	$3,980	$3,613	10%
Other revenues, net	1,148	988	16%

Total	$5,128	$4,601	11%

Equity income increased by $0.4 million for the three months ended March 31, 2013, primarily due to an $0.8 million increase in income from White Cliffs as a result of increased volumes, partially offset by a $0.2 million decrease in income from Rendezvous and a $0.1 million decrease from Fort Union as a result of decreased volumes.

Other revenues, net increased by $0.2 million for the three months ended March 31, 2013, primarily due to changes in gas imbalance positions at the MIGC, Chipeta and Pinnacle systems.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Cost of product	$83,083	$83,156	—%
Operation and maintenance	36,739	32,121	14%

Total cost of product and operation and maintenance expenses	$119,822	$115,277	4%

Including the effects of commodity price swap agreements on purchases, cost of product expense decreased by $0.1 million for the three months ended March 31, 2013, primarily due to the following items:

•

a $0.6 million net decrease in purchases of NGL volumes comprised of a decrease of $3.5 million at Chipeta (due to a combination of price decreases and volume increases), decreases of $1.7 million and $0.6 million at the Granger and Wattenberg systems, respectively (due to combinations of volume decreases partially offset by price increases), and increases of $3.7 million at the MGR assets and $0.9 million at the Platte Valley system (due to combinations of volume increases partially offset by price decreases);

•

a $0.3 million net increase in purchases of residue volumes, comprised of increases of $1.8 million, $1.7 million, $0.4 million and $0.3 million at the MGR assets, the Platte Valley system, Chipeta and the Wattenberg system, respectively (due to a combination of price and volume increases), offset by a $2.1 million decrease in cost of product expense for residue purchases at the Granger system (due to a combination of volume decreases and prices increases), and a $1.9 million decrease in cost of product expense for residue purchases at the Hilight system (due to a combination of price and volume decreases); and

•	a $0.5 million net increase from other gathering purchases and changes in gas imbalance positions.

Cost of product expense for the three months ended March 31, 2013 and 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Operation and maintenance expense increased by $4.6 million for the three months ended March 31, 2013, primarily due to a $1.8 million increase in property, overhead and facility expense attributable to the Non-Operated Marcellus Interest, and a $2.7 million increase in contract labor expense, payroll taxes, electric expense and plant repairs, primarily at the Wattenberg and Hilight systems.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
General and administrative	$7,664	$10,274	(25)%
Property and other taxes	5,785	4,837	20%
Depreciation, amortization and impairments	32,440	27,067	20%

Total general and administrative, depreciation and other expenses	$45,889	$42,178	9%

General and administrative expenses decreased by $2.6 million for the three months ended March 31, 2013, due to a decrease of $3.3 million in non-cash compensation expenses primarily attributable to the awards outstanding under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) at March 31, 2012, which were settled in December 2012 when the Incentive Plan terminated in conjunction with WGP’s IPO. The decrease was partially offset by a $0.4 million increase in consulting and audit fees and a $0.3 million increase in corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.

Property and other taxes increased by $0.9 million for the three months ended March 31, 2013, primarily due to ad valorem tax increases at the Platte Valley system.

Depreciation, amortization and impairments increased by $5.4 million for the three months ended March 31, 2013, primarily attributable to $2.8 million of depreciation associated with capital projects completed at Wattenberg and Chipeta, a $1.2 million increase in depreciation associated with the Non-Operated Marcellus Interest acquisition and $0.4 million of depreciation for the Anadarko-Operated Marcellus Interest.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Interest income on note receivable	$4,225	$4,225	—%

Interest income, net – affiliates	$4,225	$4,225	—%

Third parties
Interest expense on long-term debt	$(13,939)	$(7,915)	76%
Amortization of debt issuance costs and commitment fees (2)	(1,053)	(1,008)	4%
Capitalized interest (3)	3,181	657	nm(1)
Affiliates
Interest expense on note payable to Anadarko (4)	—	(1,234)	(100)%
Interest expense, net on affiliate balances (5)	—	(81)	(100)%

Interest expense	$(11,811)	$(9,581)	23%

(1)	Percent change is not meaningful (“nm”).
(2)

For the three months ended March 31, 2013, includes $0.3 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), (ii) original issue discount for the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and (iii) underwriters’ fees. For the three months ended March 31, 2012, includes $0.2 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes.

(3)

For the three months ended March 31, 2013 and 2012, includes zero and $0.6 million, respectively, of capitalized interest associated with capital projects at Chipeta and $3.0 million and $0.1 million, respectively, of capitalized interest associated with the construction of the Brasada and Lancaster gas processing facilities. See Liquidity and Capital Resources below.

(4)	In June 2012, the note payable to Anadarko was repaid in full. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
(5)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants was repaid. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Interest expense increased by $2.2 million for the three months ended March 31, 2013, primarily due to $6.7 million in interest expense incurred on the 2022 Notes, partially offset by an increase of $2.5 million of capitalized interest primarily associated with the construction of the Brasada and Lancaster plants, a decrease of $1.2 million in interest expense on the note payable to Anadarko, and a decrease of $0.7 million of interest expense on the WES RCF due to greater average outstanding borrowings in the prior period. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q).

Other Income (Expense), Net

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Other income (expense), net	$674	$458	47%

For the three months ended March 31, 2013 and 2012, other income (expense), net was primarily comprised of $0.4 million of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition. In addition, for the three months ended March 31, 2013, other income (expense), net included an increase of $0.2 million on interest earned on overnight investments.

Income Tax Expense

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Income before income taxes	$57,124	$62,323	(8)%
Income tax expense	4,236	4,429	(4)%
Effective tax rate	7%	7%

WES is not a taxable entity for U.S. federal income tax purposes, although the portion of WES’s income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to WES assets acquired from Anadarko and WES’s share of Texas margin tax.

Income attributable to (a) the Non-Operated Marcellus Interest prior to and including March 2013 and (b) the MGR assets prior to and including January 2012 were subject to federal and state income tax. Income earned by the Non-Operated Marcellus Interest and MGR assets for periods subsequent to March 2013 and January 2012, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

Noncontrolling Interests

	Three Months Ended March 31,
thousands except percentages	2013	2012	Δ
Net income attributable to noncontrolling interests	$2,231	$4,243	(47)%

For the three months ended March 31, 2013, net income attributable to noncontrolling interests decreased by $2.0 million primarily due to the acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and gross margin per Mcf	2013	2012	Δ
Gross margin	$146,664	$141,520	4%
Gross margin per Mcf (1)	0.53	0.52	2%
Gross margin per Mcf attributable to Western Gas Partners, LP (1) (2)	0.55	0.55	—%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	95,929	94,680	1%
Distributable cash flow (3)	$79,130	$82,361	(4)%

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
(3)

For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA, Distributable cash flow and Reconciliation to GAAP measures.

Gross margin and Gross margin per Mcf. Gross margin and gross margin per Mcf increased by $5.1 million and $0.01, respectively, for the three months ended March 31, 2013, primarily due to higher margins at the Non-Operated Marcellus Interest due to throughput increases.

Adjusted EBITDA. WES defines “Adjusted EBITDA” as net income attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $1.2 million for the three months ended March 31, 2013, primarily due to a $4.7 million increase in total revenues excluding equity income, a $2.0 million decrease in net income attributable to noncontrolling interest, a $0.6 million increase in distributions from equity investees and a $0.1 million decrease in cost of product. These amounts were offset by a $4.6 million increase in operation and maintenance expenses, a $0.9 million increase in property and other tax expense, and a $0.6 million increase in general and administrative expenses excluding non-cash equity-based compensation.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of estimated cash flows to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.

While Distributable cash flow is a measure WES uses to assess its ability to make distributions to its unitholders, it should not be viewed as indicative of the actual amount of cash that WES has available for distributions or that it plans to distribute for a given period.

Distributable cash flow decreased by $3.2 million for the three months ended March 31, 2013, primarily due to a $4.8 million increase in net cash paid for interest expense offset by a $1.2 million increase in Adjusted EBITDA.

Reconciliation to GAAP measures. Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and the GAAP measure most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.

WES’s management compensates for the limitations of Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted EBITDA and Distributable cash flow compared to (as applicable) net income and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. WES believes that investors benefit from having access to the same financial measures that its management uses in evaluating its operating results.

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

	Three Months Ended March 31,
thousands	2013	2012
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$95,929	$94,680
Less:
Distributions from equity investees	5,006	4,441
Non-cash equity-based compensation expense	877	4,066
Interest expense	11,811	9,581
Income tax expense	4,236	4,429
Depreciation, amortization and impairments (1)	31,824	26,412
Add:
Equity income, net	3,980	3,613
Interest income, net – affiliates	4,225	4,225
Other income (1) (2)	277	62

Net income attributable to Western Gas Partners, LP	$50,657	$53,651

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$95,929	$94,680
Adjusted EBITDA attributable to noncontrolling interests	2,846	4,898
Interest income (expense), net	(7,586)	(5,356)
Non-cash equity based compensation expense	(73)	(3,152)
Debt-related amortization and other items, net	560	511
Current income tax expense	(3,112)	7,783
Other income (expense), net (2)	278	62
Distributions from equity investees less than (in excess of) equity income, net	(1,026)	(828)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	20,754	32,827
Accounts payable, accrued liabilities and natural gas imbalance payable	21,287	(13,665)
Other	98	960

Net cash provided by operating activities	$129,955	$118,720

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$129,955	$118,720
Net cash used in investing activities	(771,888)	(539,069)
Net cash provided by financing activities	285,468	233,408

(1)

Includes WES’s 51% share for the three months ended March 31, 2012, and its 75% share for the three months ended March 31, 2013, of depreciation, amortization and impairments and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million for each of the three months ended March 31, 2013 and 2012, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended March 31,
thousands except Coverage ratio	2013		2012
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$79,130		$82,361
Less:
Distributions from equity investees	5,006		4,441
Non-cash equity-based compensation expense	877		4,066
Interest expense, net (non-cash settled)	—		81
Income tax expense	4,236		4,429
Depreciation, amortization and impairments (1)	31,824		26,412
Add:
Equity income, net	3,980		3,613
Cash paid for maintenance capital expenditures (1)	6,032		6,315
Capitalized interest	3,181		657
Cash paid for income taxes	—		72
Other income (1) (2)	277		62

Net income attributable to Western Gas Partners, LP	$50,657		$53,651

Distributions declared (3)
Limited partners	$56,759
General partner	13,384

Total	$70,143

Coverage ratio	1.13	x

(1)

Includes WES’s 51% share for the three months ended March 31, 2012, and its 75% share for the three months ended March 31, 2013, of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million for each of the three months ended March 31, 2013 and 2012, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)	Reflects WES distributions of $0.54 per unit declared for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to limited and general partners and distributions to its noncontrolling interest owners. WES’s sources of liquidity as of March 31, 2013, included cash and cash equivalents, cash flows generated from operations, including interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of its general partner on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures, and fund future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On April 17, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.54 per unit, which equates to $70.1 million in aggregate including incentive distributions. The cash distribution is payable on May 13, 2013, to WES unitholders of record at the close of business on April 30, 2013.

WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Please read Part II, Item 1A—Risk Factors of this Form 10-Q.

Working capital. As of March 31, 2013, WES had a $101.3 million working capital deficit, which is defined as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Our working-capital requirements are primarily those of WES, which are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, its customers, and the level and timing of its spending for maintenance and expansion activity. The working capital balance was a deficit as of March 31, 2013, primarily due to WES’s use of approximately $215.5 million of cash on hand to fund the Non-Operated Marcellus Interest acquisition on March 1, 2013. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q. As of March 31, 2013, WES had $402.2 million available for borrowing under its $800.0 million RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2013	2012
Acquisitions	$600,590	$463,232

Expansion capital expenditures	$160,431	$69,522
Maintenance capital expenditures	6,032	6,315

Total capital expenditures (1)	$166,463	$75,837

Capital incurred (2)	$163,663	$104,732

(1)

Capital expenditures for the three months ended March 31, 2013, included $3.2 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the three months ended March 31, 2012, included $33.6 million of pre-acquisition capital expenditures for the Non-Operated Marcellus Interest acquisition.

(2)

Capital incurred for the three months ended March 31, 2013, included $3.2 million of capitalized interest. Capital incurred for the three months ended March 31, 2013 and 2012, included $8.8 million and $48.8 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest acquisition and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included the Anadarko-Operated Marcellus Interest acquisition and the Non-Operated Marcellus Interest acquisition in the first quarter of 2013, and the MGR acquisition in the first quarter of 2012, as discussed in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $90.6 million for the three months ended March 31, 2013. Expansion capital expenditures increased by $90.9 million (including a $2.5 million increase in capitalized interest) for the three months ended March 31, 2013, primarily due to an increase of $72.3 million related to the construction of the Brasada and Lancaster gas processing facilities and a $30.7 million increase in expenditures at the Wattenberg system and the Red Desert complex. These increases were partially offset by a $13.3 million decrease at Chipeta and the Non-Operated Marcellus Interest. Maintenance capital expenditures decreased by $0.3 million, primarily as a result of decreased expenditures of $1.2 million at the Granger Complex, and the Newcastle and Pinnacle systems, partially offset by a $0.9 million increase at the Anadarko-Operated Marcellus Interest, and the Dew and Platte Valley systems.

WES’s historical cash flow. The following table and discussion presents a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2013	2012
Net cash provided by (used in):
Operating activities	$129,955	$118,720
Investing activities	(771,888)	(539,069)
Financing activities	285,468	233,408

Net increase (decrease) in cash and cash equivalents	$(356,465)	$(186,941)

Operating Activities. For expanded discussion, refer to Operating Results within this Item 2 of this Form 10-Q. Net cash provided by operating activities increased by $11.2 million for the three months ended March 31, 2013, primarily due to the following items:

•	an increase of $22.0 million of working capital changes and other items, net, due to accruals of expected future operating cash receipts and cash payments;

•	a $4.7 million increase in revenues, excluding equity income, due to increased processing throughput as a result of increased drilling activity in certain of WES’s operating areas;

•	a $2.5 million decrease in general and administrative expenses;

•	a $0.4 million increase in equity income; and

•	a $0.2 million increase in other income (expense), net.

The impact of the above items was partially offset by the following:

•

a $10.9 million increase in current income tax expense, due to income earned by the Non-Operated Marcellus Interest being subject to higher federal and state income tax for the period prior to the acquisition by WES that was subsequently contributed by Anadarko in March 2013;

•

a $4.6 million increase in operation and maintenance expense, due to additional expenses related to the acquisition of the Non-Operated Marcellus Interest from Anadarko and the acquisition of the Anadarko-Operated Marcellus Interest from a third party in March 2013;

•	a $2.2 million increase in interest expense, excluding debt-related amortization expense and other items, net, primarily due to the 2022 Notes offering in the second half of 2012; and

•	a $0.9 million increase in property and other taxes expense.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$166.5 million of capital expenditures;

•	$134.9 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition; and

•	$4.8 million of cash paid related to a White Cliffs expansion project anticipated to be completed in the first half of 2014.

Net cash used in investing activities for the three months ended March 31, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$75.8 million of capital expenditures; and

•	$4.5 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2013, included the following:

•	$250.0 million of borrowings to fund the Non-Operated Marcellus Interest acquisition;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition; and

•

$0.5 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% interest after common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net distributions to Anadarko attributable to intercompany balances were $30.0 million during 2013, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

Net cash provided by financing activities for the three months ended March 31, 2012, included $299.0 million of borrowings to fund the MGR acquisition. Net distributions to Anadarko attributable to intercompany balances were $12.2 million during 2012, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition and the Bison assets.

For the three months ended March 31, 2013 and 2012, WES paid $65.7 million and $43.0 million, respectively, of cash distributions to its unitholders. Contributions to Chipeta from noncontrolling interest owners totaled $1.1 million and $9.8 million during the three months ended March 31, 2013 and 2012, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $2.7 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively, representing the distributions for the fourth quarter of each preceding year. Decreases in contributions to and distributions from Chipeta noncontrolling interest owners are also due to WES’s August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Debt and credit facilities. As of March 31, 2013, the carrying value of WES’s outstanding debt consisted of $673.5 million of the 2022 Notes, $494.8 million of the 2021 Notes and $385.0 million of the WES RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are collectively referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts of $4.4 million, the effective interest rate of the 2022 Notes is 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts and debt issuance costs) were used to repay all amounts then outstanding under the WES RCF and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

At March 31, 2013, WES was in compliance with all covenants under the indentures.

WES note payable to Anadarko. In December 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 issuance of the 2022 Notes.

WES revolving credit facility. In March 2011, WES entered into an amended and restated $800.0 million senior unsecured WES RCF. The WES RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. WES is also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating.

On June 13, 2012, following the receipt of a second investment grade rating as defined in the WES RCF, WES is no longer subject to certain of the restrictive covenants associated with the WES RCF. As of March 31, 2013, WES had $385.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under the $800.0 million WES RCF. At March 31, 2013, WES was in compliance with all remaining covenants under the WES RCF.

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF. In connection with the acquisition of the Non-Operated Marcellus Interest, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to such debt financings up to $385.0 million. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

WGP working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.70% and 1.71% at March 31, 2013 and December 31, 2012, respectively.

We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2013, we had no outstanding borrowings under the WGP WCF. At March 31, 2013, we were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.

In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. As of March 31, 2013, WES had not issued any common units under this registration statement.

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

WES is dependent upon a single producer, Anadarko, for the substantial majority of its natural gas volumes, and WES does not maintain a credit limit with respect to Anadarko. Consequently, WES is subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of March 31, 2013, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 9—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

To mitigate WES’s exposure to changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. For additional information on the commodity price swap agreements, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

In addition, pursuant to certain of WES’s contracts, WES retains and sells drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, WES is required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, WES’s revenues for this portion of WES’s contractual arrangement are based on the price received for the drip condensate, and WES’s costs for this portion of its contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange, or NYMEX, West Texas Intermediate crude oil.

We consider WES’s exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of WES’s operating income that is impacted by changes in market prices. Accordingly, WES does not expect a 10% increase or decrease in natural gas or NGL prices would have a material impact on WES’s operating income, financial condition or cash flows for the next twelve months, excluding the effect of natural gas imbalances described below.

We also bear a limited degree of commodity price risk through an investment in WES with respect to settlement of WES’s natural gas imbalances that arise from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers, as well as instances where WES’s actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by WES are valued at WES’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. WES’s exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during 2012 and three months ended March 31, 2013 were low compared to historic rates. As of March 31, 2013, there were no borrowings outstanding under the WGP WCF and WES had $385.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR). If interest rates rise, future financing costs could increase. For the three months ended March 31, 2013, a 10% change in LIBOR would have resulted in a nominal change in net income.

Additional variable rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Transition Period for Assessment of Internal Control Over Financial Reporting. Our most recent annual report filed on March 28, 2013, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A set forth in our Form 10-K for the year ended December 31, 2012, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2012, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases, and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

2.1#

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

2.8#

Contribution Agreement, dated as of February 27, 2013, by and among Anadarko Marcellus Midstream, L.L.C., Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP, Anadarko Petroleum Corporation and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

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

3.16

Amendment No. 10 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 1, 2013 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

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

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
10.1

Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

10.2

Third Amended and Restated Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

10.3

First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of February 7, 2013, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.16 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2013, File No. 001-34046).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

May 6, 2013

/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer
Western Gas Equity Holdings, LLC
(as general partner of Western Gas Equity Partners, LP)

May 6, 2013

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Equity Holdings, LLC
(as general partner of Western Gas Equity Partners, LP)