Form 10-Q
period 2013-06-30
Western Gas Equity Partners, LP
filed 2013-08-01
CIK 1423902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 218,895,515 common units outstanding as of July 31, 2013.

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

Cryogenic: The process in which liquefied gases, such as liquid nitrogen or liquid helium, are used to bring volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
thousands except unit and per-unit amounts	2013	2012 (1)	2013	2012 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$69,175	$59,941	$135,074	$121,060
Natural gas, natural gas liquids and condensate sales	129,996	104,008	241,666	209,661
Equity income and other, net	4,869	4,133	8,850	8,134

Total revenues – affiliates	204,040	168,082	385,590	338,855
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	40,625	33,503	77,616	63,973
Natural gas, natural gas liquids and condensate sales	9,565	18,218	19,624	41,051
Other, net	896	507	2,043	1,107

Total revenues – third parties	51,086	52,228	99,283	106,131

Total revenues	255,126	220,310	484,873	444,986

Operating expenses
Cost of product (2)	93,460	82,456	176,543	165,612
Operation and maintenance (2)	41,669	35,690	78,408	67,811
General and administrative (2)	8,209	10,310	17,138	20,584
Property and other taxes	6,086	4,833	11,871	9,670
Depreciation, amortization and impairments	36,496	27,741	68,936	54,808

Total operating expenses	185,920	161,030	352,896	318,485

Operating income	69,206	59,280	131,977	126,501
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(12,654)	(9,560)	(24,465)	(19,141)
Other income (expense), net	493	(1,267)	1,220	(809)

Income before income taxes	61,270	52,678	117,182	115,001
Income tax expense	137	12,929	4,373	29,624

Net income	61,133	39,749	112,809	85,377
Net income attributable to noncontrolling interests	26,422	21,079	45,783	49,653

Net income attributable to Western Gas Equity Partners, LP	$34,711	$18,670	$67,026	$35,724

Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$34,711		$67,026
Pre-acquisition net (income) loss allocated to Anadarko	764		(4,637)

Limited partners’ interest in net income (4)	$35,475		$62,389
Net income per common unit – basic and diluted	$0.16		$0.29
Weighted average common units outstanding – basic and diluted	218,896		$218,896

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $32.1 million and $64.0 million for the three and six months ended June 30, 2013, respectively, and $39.3 million and $72.8 million for the three and six months ended June 30, 2012, respectively. Operation and maintenance includes charges from Anadarko of $14.2 million and $27.6 million for the three and six months ended June 30, 2013, respectively, and $12.9 million and $25.4 million for the three and six months ended June 30, 2012, respectively. General and administrative includes charges from Anadarko of $5.8 million and $11.9 million for the three and six months ended June 30, 2013, respectively, and $7.8 million and $16.6 million for the three and six months ended June 30, 2012, respectively. See Note 5.

(3)

Includes affiliate (as defined in Note 1) interest expense of zero for the three and six months ended June 30, 2013, and $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively. See Note 8.

(4)	Represents net income for periods including and subsequent to the acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
thousands except number of units	2013	2012 (1)
ASSETS
Current assets
Cash and cash equivalents	$92,412	$422,556
Accounts receivable, net (2)	76,847	48,550
Other current assets (3)	6,533	6,998

Total current assets	175,792	478,104
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	3,873,539	3,432,392
Less accumulated depreciation	779,513	714,436

Net property, plant and equipment	3,094,026	2,717,956
Goodwill	105,336	105,336
Other intangible assets	54,798	55,490
Equity investments	211,151	106,130
Other assets	26,678	27,798

Total assets	$3,927,781	$3,750,814

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$23,423	$25,154
Accrued ad valorem taxes	11,805	11,949
Income taxes payable	663	552
Accrued liabilities (5)	110,613	148,600

Total current liabilities	146,504	186,255
Long-term debt – third parties	1,418,362	1,168,278
Deferred income taxes	1,852	47,153
Asset retirement obligations and other	74,827	68,749

Total long-term liabilities	1,495,041	1,284,180

Total liabilities	1,641,545	1,470,435
Equity and partners’ capital
Common units (218,895,515 units issued and outstanding at June 30, 2013 and December 31, 2012)	834,798	912,376
Net investment by Anadarko	—	199,960

Total partners’ capital	834,798	1,112,336
Noncontrolling interests	1,451,438	1,168,043

Total equity and partners’ capital	2,286,236	2,280,379

Total liabilities, equity and partners’ capital	$3,927,781	$3,750,814

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $43.5 million and $17.5 million as of June 30, 2013 and December 31, 2012, respectively.
(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.1 million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively.
(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.7 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively.
(5)	Accrued liabilities include amounts payable to affiliates of $0.1 million as of June 30, 2013 and December 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2012 (1)	$199,960	$912,376	$1,168,043	$2,280,379
Net income	4,637	62,389	45,783	112,809
Offering expenses from the issuance of WGP common units	—	(250)	—	(250)
WES equity transactions, net (2)	—	116,232	299,887	416,119
Contributions received from Chipeta noncontrolling interest owners	—	—	1,097	1,097
Distributions to Chipeta noncontrolling interest owners	—	—	(4,660)	(4,660)
Distributions to WES common unitholders	—	—	(58,929)	(58,929)
Distributions to WGP unitholders	—	(46,980)	—	(46,980)
Acquisition from affiliates	(255,642)	(209,858)	—	(465,500)
Contributions of equity-based compensation from Anadarko	—	1,372	38	1,410
Net pre-acquisition contributions from (distributions to) Anadarko	4,515	—	—	4,515
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	(483)	179	(304)

Balance at June 30, 2013	$—	$834,798	$1,451,438	$2,286,236

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)

Includes the impact of Western Gas Partners, LP’s May 2013 public equity offering and common units issued in connection with the acquisition of the Non-Operated Marcellus Interest as described in Note 4 and Note 2. The $116.2 million increase to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $183.3 million for the six months ended June 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
thousands	2013	2012 (1)
Cash flows from operating activities
Net income	$112,809	$85,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	68,936	54,808
Non-cash equity-based compensation expense	1,818	1,834
Deferred income taxes	1,229	(5,406)
Debt-related amortization and other items, net	1,126	1,030
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(26,951)	12,723
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	255	(9,948)
Change in other items, net	3,190	4,407

Net cash provided by operating activities	162,412	144,825
Cash flows from investing activities
Capital expenditures	(339,756)	(193,053)
Acquisitions from affiliates	(466,936)	(465,507)
Acquisitions from third parties	(212,674)	—
Investments in equity affiliates	(29,824)	—
Proceeds from sale of assets to affiliates	82	11
Other	(382)	—

Net cash used in investing activities	(1,049,490)	(658,549)
Cash flows from financing activities
Borrowings, net of debt issuance costs	494,948	886,369
Repayments of debt	(245,000)	(549,000)
Increase (decrease) in outstanding checks	(1,809)	(1,010)
Offering expenses from the issuance of WGP common units	(2,367)	—
Proceeds from issuance of WES common units, net of offering expenses	416,119	212,096
Distributions to WGP unitholders	(46,980)	—
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	1,097	21,315
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	(4,660)	(10,339)
Distributions to WES common unitholders	(58,929)	(45,317)
Net contributions from (distributions to) Anadarko	4,515	31,103

Net cash provided by financing activities	556,934	545,217

Net increase (decrease) in cash and cash equivalents	(330,144)	31,493
Cash and cash equivalents at beginning of period	422,556	226,559

Cash and cash equivalents at end of period	$92,412	$258,052

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$615	$4,096
Interest paid, net of capitalized interest	$23,516	$18,186
Taxes paid	$—	$72

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Equity Partners, LP is a Delaware master limited partnership formed in September 2012 to own partnership interests in Western Gas Partners, LP, a publicly traded partnership. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets.

For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES itself. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and WGP GP. “WGP and Affiliates” refers to subsidiaries of Anadarko, including WGP in its individual capacity, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and a joint venture, Enterprise EF78 LLC (“Mont Belvieu JV”). See Note 2. “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

  WGP owns the following types of partnership interests in WES: (i) a 2.0% general partner interest in WES, held through a wholly owned subsidiary, WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES held through WES GP, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) a significant limited partner interest in WES. WES GP’s 2.0% general partner interest in WES constitutes substantially all of WES GP’s business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.

  In December 2012, WGP completed its initial public offering (“IPO”) of 19,758,150 common units representing limited partner interests at a price of $22.00 per common unit, generating net proceeds of $412.0 million. WGP used approximately $409.4 million of the net proceeds from its IPO to purchase common and general partner units of WES.

  WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of June 30, 2013, WES’s assets, exclusive of interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Interstate natural gas pipeline	1	—	—
Intrastate natural gas pipeline	1	—	—

  These assets are located in South, East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma). WES completed construction of the Brasada processing facility in South Texas and commenced operations in June 2013. WES was also constructing the Lancaster processing facility in Northeast Colorado at the end of the second quarter of 2013.

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

The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to the consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public and Anadarko Marcellus Midstream, L.L.C. (“AMM”) (see Note 2)), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, and (iii) income tax expense and liabilities incurred by WGR Holdings, LLC, computed on a separate-return basis prior to its conversion into a limited partnership.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.

For the six months ended June 30, 2012, operating cash inflows and investing cash outflows in the unaudited consolidated statements of cash flows include a reduction of $16.4 million attributable to the correction of an error discovered during an analysis of accounts payable balances. This analysis revealed that certain 2012 invoices received, but not yet paid, were properly attributable to WES’s ongoing capital projects rather than to operating expenses. Management concluded that this misstatement was not material relative to the six months ended June 30, 2012, and has corrected the error within the unaudited statement of cash flows for the six months ended June 30, 2012, as included in this report.

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member and the limited partner interests in WES held by AMM and the public are reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

Chipeta. In July 2009, WES acquired a 51% interest in Chipeta and became party to Chipeta’s limited liability company agreement. On August 1, 2012, WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of Anadarko’s then remaining 24% interest was accounted for on a prospective basis as WES acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by the third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

WES. The publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented. In addition, in March 2013, WES acquired a 33.75% interest in both the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko Petroleum Corporation. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in the consolidated financial statements as of and for the three and six months ended June 30, 2013. See Note 2.

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of June 30, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control. See Note 2.

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by WES during 2012 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated
Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated
Marcellus Interest (4)	03/08/13	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/13	25%	—	78,129	—	—

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

(3)

WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million in order to maintain WES GP’s 2.0% general partner interest in WES. See Non-Operated Marcellus Interest acquisition below for further information.

(4)

The interest acquired from a third party consisted of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Anadarko-Operated Marcellus Interest acquisition below for further information, including the preliminary allocation of the purchase price as of June 30, 2013.

(5)

The acquisition from a third party consisted of a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionators located in Mont Belvieu, Texas. The interest acquired is accounted for under the equity method of accounting and is referred to as the “Mont Belvieu JV” and the acquisition as the “Mont Belvieu JV acquisition.” See Mont Belvieu JV acquisition below for further information.

Non-Operated Marcellus Interest acquisition. Because the Non-Operated Marcellus Interest acquisition was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Non-Operated Marcellus Interest as if WES owned such assets for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of WES assets from Anadarko, including the Non-Operated Marcellus Interest, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the revenue and net income impact of the Non-Operated Marcellus Interest on revenue and net income as presented in the historical consolidated statements of income:

	Three Months Ended June 30, 2012
thousands	WGP Historical	Non-Operated Marcellus Interest	Combined

Revenues	$205,341	$14,969	$220,310
Net income	32,717	7,032	39,749

	Six Months Ended June 30, 2012
thousands	WGP Historical	Non-Operated Marcellus Interest	Combined

Revenues	$417,583	$27,403	$444,986
Net income	72,857	12,520	85,377

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

The following is a preliminary allocation of the purchase price as of June 30, 2013, including $1.0 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition as of the acquisition date:

thousands
Property, plant and equipment	$	134,719
Asset retirement obligations		(174)

Total purchase price	$	134,545

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the pro forma condensed financial information as if the Anadarko-Operated Marcellus Interest acquisition had occurred on January 1, 2012:

	Six Months Ended
	June 30,
thousands except per unit amount	2013	2012
Revenues	$486,127	$446,666
Net income	112,958	83,592
Net income attributable to Western Gas Equity Partners, LP	67,175	33,939
Net income per common unit - basic and diluted	$0.29	n/a

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Anadarko-Operated Marcellus Interest acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information in the table above includes $3.4 million of revenues and $0.3 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Anadarko-Operated Marcellus Interest that are included in the consolidated statement of income for the six months ended June 30, 2013. The pro forma adjustments reflect pre-acquisition results of the Anadarko-Operated Marcellus Interest including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; and (c) interest on borrowings under WES’s revolving credit facility to finance the Anadarko-Operated Marcellus Interest acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the Anadarko-Operated Marcellus Interest acquisition, nor any future acquisition related expenses.

Mont Belvieu JV acquisition. The acquisition purchase price represents WES’s 25% share of construction costs incurred by the joint venture partner up to the date of acquisition and 25% of the capitalized interest charged to the financial statements of the Mont Belvieu JV up to the date of acquisition. The allocated capitalized interest is reflected as a component of the equity investment balance recorded upon acquisition. Based on the total estimated net project cost, the construction of the fractionation facilities owned by the Mont Belvieu JV is considered a significant project and satisfies criteria for capitalization of interest. Capitalization of interest subsequent to the acquisition is treated as a basis difference between the cost of the investment and the underlying equity in the net assets of the Mont Belvieu JV. WES will begin to amortize the capitalized interest recognized subsequent to the acquisition upon completion of the facilities, and will reflect the amortization as an adjustment to equity earnings from the Mont Belvieu JV.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires it to distribute all of its available cash (as defined in WGP’s partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter, beginning with the quarter ended December 31, 2012.

  On February 21, 2013, WGP paid a prorated quarterly distribution of $0.03587 per common unit, or $7.9 million in aggregate, to WGP unitholders of record at the close of business on February 1, 2013. This was the first distribution declared by the board of directors of WGP GP and was prorated for the 20-day period from the date of the closing of WGP’s IPO on December 12, 2012, through the end of the fourth quarter 2012, pursuant to the terms of WGP’s partnership agreement. In addition, on April 17, 2013, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.17875 per common unit, or $39.1 million in aggregate, for the first quarter of 2013. The distribution was paid on May 22, 2013, to WGP unitholders of record at the close of business on April 30, 2013. On July 17, 2013, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.1975 per common unit, or $43.2 million in aggregate, for the second quarter of 2013. The distribution is payable on August 21, 2013, to WGP unitholders of record at the close of business on July 31, 2013.

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

Total Quarterly
thousands except per-unit amounts	Distribution	Total Cash	Date of
Quarters Ended	per Unit	Distribution	Distribution
2012
March 31	$ 0.460	$ 46,053	May 2012
June 30	$ 0.480	$ 52,425	August 2012
2013
March 31	$ 0.540	$ 70,143	May 2013
June 30 (1)	$ 0.560	$ 79,315	August 2013

(1)

On July 17, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.56 per unit, or $79.3 million in aggregate, including incentive distributions. The cash distribution is payable on August 12, 2013, to WES unitholders of record at the close of business on July 31, 2013.

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of June 30, 2013, Anadarko held 199,137,365 WGP common units, representing a 91.0% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 19,758,150 WGP common units, representing a 9.0% limited partner interest in WGP.

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

Holdings of WES equity. As of June 30, 2013, WGP held 49,296,205 WES common units, representing a 43.1% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,288,399 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

As of June 30, 2013, AMM, a subsidiary of Anadarko, held 449,129 WES common units, representing a 0.4% limited partner interest in WES, and the public held 62,386,227 WES common units, representing a 54.5% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES public equity offerings. WES completed the following public offerings of its common units during 2012 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,059	424,878

(1)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.
(2)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

WES common and general partner units. The following table summarizes WES common and general partner units issued during the six months ended June 30, 2013:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2012	104,660,553	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	9,166	458,295
Long-Term Incentive Plan awards	6,879	140	7,019
May 2013 equity offering	7,015,000	143,163	7,158,163

Balance at June 30, 2013	112,131,561	2,288,399	114,419,960

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

Note receivable from and amounts payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $307.0 million and $334.8 million at June 30, 2013, and December 31, 2012, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

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

Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of June 30, 2013:

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$2,404	$11,746	$7,784	$21,596
Natural gas liquids sales	34,203	19,680	55,508	20,034

Total	36,607	31,426	63,292	41,630
Losses on commodity price swap agreements related to purchases (2)	(22,857)	(27,347)	(42,711)	(44,539)

Net gains (losses) on commodity price swap agreements	$13,750	$4,079	$20,581	$(2,909)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 58% and 64% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended June 30, 2013 and 2012, respectively, and 59% and 65% for the six months ended June 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 54% and 59% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended June 30, 2013 and 2012, respectively, and 55% and 59% for the six months ended June 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko.

Equipment purchase and sale. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2013	2012	2013	2012

thousands	Purchases		Sales

Cash consideration	$1,436	$6,744	$82	$11
Net carrying value	773	1,751	34	11

Partners’ capital adjustment	$663	$4,993	$48	$—

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). During the six months ended June 30, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest one year from the grant date in January 2014. Compensation expense is recognized ratably over the vesting period and was approximately $80,000 and $0.1 million for the three and six months ended June 30, 2013, respectively.

Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”). WES GP awards phantom units under the WES LTIP primarily to its independent directors and the Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized ratably over the vesting period and was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

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

General and administrative expenses included $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively, of equity-based compensation expense for awards granted to the executive officers of WES GP and other employees under the Anadarko Incentive Plans, which was allocated to WES by Anadarko.

For the three and six months ended June 30, 2012, general and administrative expenses included $2.1 million and $5.4 million, respectively, of compensation expense for grants of Unit Value Rights, Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko. Awards outstanding under the Incentive Plan at June 30, 2012, were valued at $757.00 per UAR. WGP’s IPO in December 2012 resulted in the vesting of all then unvested Incentive Plan awards and the effective termination of the Incentive Plan.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012

Revenues (1)	$204,040	$168,082	$385,590	$338,855
Cost of product (1)	32,119	39,338	64,048	72,764
Operation and maintenance (2)	14,186	12,929	27,552	25,402
General and administrative (3)	5,803	7,751	11,891	16,584

Operating expenses	52,108	60,018	103,491	114,750
Interest income, net (4)	4,225	4,225	8,450	8,450
Interest expense (5)	—	1,288	—	2,603
Distributions to WGP unitholders (6)	35,596	—	42,739	—
Distributions to WES unitholders (7)	242	—	242	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	5,616	—	10,440
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	2,544	—	5,064

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred on and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)

Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko (see Equity incentive plan and Anadarko incentive plans within this Note 5) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.
(5)

For the three and six months ended June 30, 2012, includes interest expense recognized on the note payable to Anadarko (see Note 8) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. WES repaid the note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants in the fourth quarter of 2012. See Note receivable from and amounts payable to Anadarko within this Note 5.

(6)	Represents distributions paid under WGP’s partnership agreement.
(7)	Represents distributions paid under WES’s partnership agreement (see Holdings of WES equity in Note 4).
(8)

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

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2013	December 31, 2012
Land	n/a	$2,584	$501
Gathering systems	3 to 47 years	3,533,779	2,911,572
Pipelines and equipment	15 to 45 years	91,488	91,126
Assets under construction	n/a	235,757	422,002
Other	3 to 25 years	9,931	7,191

Total property, plant and equipment		3,873,539	3,432,392
Accumulated depreciation		779,513	714,436

Net property, plant and equipment		$3,094,026	$2,717,956

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. See Note 7.

During the second quarter of 2013, WES recognized a $1.0 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest.

7.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	June 30, 2013	December 31, 2012
Natural gas liquids inventory	$2,327	$1,678
Natural gas imbalance receivables	1,977	1,663
Prepaid insurance	533	1,897
Other	1,696	1,760

Total other current assets	$6,533	$6,998

A summary of accrued liabilities is as follows:

thousands	June 30, 2013	December 31, 2012
Accrued capital expenditures	$74,435	$112,311
Accrued plant purchases	17,789	16,350
Accrued interest expense	15,691	15,868
Short-term asset retirement obligations	1,905	1,711
Short-term remediation and reclamation obligations	649	799
Other	144	1,561

Total accrued liabilities	$110,613	$148,600

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE

The following table presents outstanding debt as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,449	$656,895	$670,000	$673,617	$669,928
5.375% Senior Notes due 2021	500,000	494,913	537,550	500,000	494,661	499,946
Revolving credit facility	250,000	250,000	250,000	—	—	—

Total debt outstanding	$1,420,000	$1,418,362	$1,444,445	$1,170,000	$1,168,278	$1,169,874

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents debt activity for the six months ended June 30, 2013:

thousands	Carrying Value
Balance as of December 31, 2012	$1,168,278
WES revolving credit facility borrowings	495,000
Repayments of WES revolving credit facility	(245,000)
Other	84

Balance as of June 30, 2013	$1,418,362

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount.

At June 30, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes and 2022 Notes.

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

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

WES revolving credit facility. At June 30, 2013 and December 31, 2012, the interest rate on WES’s $800.0 million senior unsecured revolving credit facility (“WES RCF”) was 1.70% and 1.71%, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at June 30, 2013 and December 31, 2012.

At June 30, 2013, WES had $250.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit issued and $537.2 million available for borrowing under the WES RCF. At June 30, 2013, WES was in compliance with all covenants under the WES RCF.

WESTERN GAS EQUITY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF. In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of June 30, 2013, the 2013 Indemnification Agreement applied to such debt financings up to $250.0 million. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

Working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017 and will bear interest at LIBOR plus 1.50%. The interest rate was 1.70% and 1.71% at June 30, 2013 and December 31, 2012, respectively.

WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2013, WGP had no outstanding borrowings under the WGP WCF and WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Third parties
Interest expense on long-term debt	$14,850	$8,202	$28,789	$16,117
Amortization of debt issuance costs and commitment fees (1)	1,064	1,016	2,117	2,024
Capitalized interest	(3,260)	(946)	(6,441)	(1,603)

Total interest expense – third parties	12,654	8,272	24,465	16,538

Affiliates
Interest expense on note payable to Anadarko (2)	—	1,206	—	2,440
Interest expense on affiliate balances (3)	—	82	—	163

Total interest expense – affiliates	—	1,288	—	2,603

Interest expense	$12,654	$9,560	$24,465	$19,141

(1)

For the three and six months ended June 30, 2013, includes $0.2 million and $0.5 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. For the three and six months ended June 30, 2012, includes $0.2 million and $0.4 million, respectively, of amortization of the original issue discount and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(2)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 8.
(3)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada and Lancaster plants.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2013, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of approximately $31.2 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Lancaster plant and an expansion project at the Fort Lupton compressor station in the Wattenberg system. In addition, in conjunction with the Mont Belvieu JV acquisition, WES is committed to fund 25%, or approximately $21.9 million, of the total remaining estimated net project cost to complete the construction of the fractionation facilities over the next nine months (see Note 2).

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.

Rent expense associated with the office, warehouse and equipment leases was $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part I, Item 8 of our 2012 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on March 28, 2013, and other public filings and press releases. Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of Western Gas Partners, LP (“WES”) is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us and WGP GP. “WGP and Affiliates” refers to subsidiaries of Anadarko, including us in our individual capacity, and “affiliates” refers to subsidiaries of Anadarko excluding us, and includes the interests in Fort Union Gas Gathering, LLC, (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and a joint venture, Enterprise EF78 LLC (“Mont Belvieu JV”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

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

•

changes in regulations at the federal, state and local level or WES’s inability to timely obtain or maintain permits that could affect WES’s and WES’s customers’ activities; environmental risks; regulations by the Federal Energy Regulatory Commission (“FERC”); and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to utilize its revolving credit facility (“WES RCF”);

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest between WES, WES GP, WGP and WGP GP, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	WES’s or WGP’s ability to acquire assets on acceptable terms;

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

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a limited partnership and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware master limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. WES currently owns assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma) and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of June 30, 2013, WES owned and operated thirteen natural gas gathering systems, eight natural gas treating facilities, eight natural gas processing facilities, three NGL pipelines, one interstate natural gas pipeline and one intrastate natural gas pipeline. In addition, WES had interests in five non-operated natural gas gathering systems, one operated natural gas gathering system and three operated natural gas processing facilities, with separate interests accounted for under the equity method in two natural gas gathering systems, a crude oil pipeline and two NGL fractionators currently under construction. WES also had the Lancaster processing facility under construction in Northeast Colorado at the end of the second quarter of 2013.

Significant financial highlights during the first six months of 2013 included the following:

•	We raised our distribution to $0.1975 per unit for the second quarter of 2013, representing a 10% increase over the distribution for the first quarter of 2013.

•	WES completed construction and commenced start-up operations in June 2013 of the 200 MMcf/d Brasada gas processing plant in the Eagleford shale area of South Texas.

•

WES announced a project to expand the processing capacity at the Lancaster plant by 300 MMcf/d with the construction of a second cryogenic processing train. Startup is anticipated in the first quarter of 2015.

•	WES completed the acquisition of a 25% interest in the Mont Belvieu JV, which is constructing two NGL fractionators located in Mont Belvieu, Texas. See Acquisitions below.

•

WES issued 7,015,000 common units to the public, generating net proceeds of $424.9 million, including WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds from this offering were used to repay a portion of the amount outstanding under the WES revolving credit facility, with the remaining net proceeds used for general partnership purposes, including the funding of capital expenditures.

•

WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems in north-central Pennsylvania and the acquisition of a 33.75% interest (operated by Anadarko) in each of the Larry’s Creek, Seely and Warrensville gas gathering systems from a third party, also in north-central Pennsylvania. See Acquisitions below.

•

WES raised its distribution to $0.56 per unit for the second quarter of 2013, representing a 4% increase over the distribution for the first quarter of 2013, a 17% increase over the distribution for the second quarter of 2012, and its seventeenth consecutive quarterly increase.

Significant operational highlights during the first six months of 2013 included the following:

•

Throughput attributable to WES totaled 3,139 MMcf/d and 3,023 MMcf/d for the three and six months ended June 30, 2013, respectively, representing a 15% and an 11% increase, respectively, compared to the same periods in 2012.

•

Gross margin (total revenues less cost of product) attributable to WES averaged $0.55 per Mcf for both the three and six months ended June 30, 2013, representing a 4% and 2% decrease, respectively, compared to the same periods in 2012.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2012 and 2013, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/13	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/13	25%	—	78,129	—	—

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

(2)

WES acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). WES received distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in our consolidated financial statements for all periods presented.

(3)

WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million in order to maintain WES GP’s 2.0% general partner interest in WES.

(4)

The interest acquired from a third party consisted of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(5)

The acquisition from a third party consisted of a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionators located in Mont Belvieu, Texas. The interest acquired is accounted for under the equity method of accounting and is referred to as the “Mont Belvieu JV” and the acquisition as the “Mont Belvieu JV acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of June 30, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, as a result of common control asset acquisitions, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control.

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

EQUITY OFFERINGS

WGP initial public offering. On December 12, 2012, we closed our IPO of 19,758,150 common units at a price of $22.00 per common unit. Pursuant to a unit purchase agreement among us, WES and WES GP, we used $409.4 million of the net proceeds from the IPO to purchase 8,722,966 WES common units, and made a corresponding capital contribution to WES on behalf of WES GP to allow WES GP to maintain its 2.0% general partner interest in WES, in exchange for 178,019 WES general partner units, in each case at a price of $46.00 per unit.

WES equity offerings

Public equity offerings. WES completed the following public equity offerings during 2012 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,059	424,878

(1)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.
(2)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

Other equity offerings. In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. As of June 30, 2013, WES had not issued any common units under this registration statement.

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

General and administrative expenses. As a separate publicly traded partnership, we incur general and administrative expenses which are separate from, and in addition to, those incurred by WES. In connection with our IPO in December 2012, we entered into an omnibus agreement with WGP GP and Anadarko that governs the following: (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko, in quarterly installments, an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on our behalf. Such expenses are recorded as capital contributions from Anadarko and do not impact our cash flows.

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interests in Chipeta, which are already reflected as noncontrolling interests in WES’s consolidated financial statements. In addition, in March 2013, WES acquired a 33.75% interest in the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko Petroleum Corporation. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in our consolidated financial statements for the three and six months ended June 30, 2013.

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

In addition, on April 17, 2013, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.17875 per common unit, or $39.1 million in aggregate, for the first quarter of 2013. The distribution was paid on May 22, 2013, to WGP unitholders of record at the close of business on April 30, 2013.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s board of directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP will be amortized over the vesting periods applicable to the awards. During the six months ended June 30, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest one year from the grant date in January 2014.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.70% and 1.71% at June 30, 2013, and December 31, 2012, respectively.

We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2013, we had no outstanding borrowings under the WGP WCF. At June 30, 2013, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Net income attributable to WES	$60,200	$43,309	$110,857	$96,960
Incremental income tax expense (1)	—	(7,850)	—	(20,116)
Limited partner interests in WES not held by WGP (2)	(24,562)	(16,789)	(41,692)	(41,120)
General and administrative expenses	(921)	—	(2,186)	—
Other income	(6)	—	47	—

Net income attributable to WGP	$34,711	$18,670	$67,026	$35,724

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

(2)

Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of June 30, 2013 and 2012, publicly held limited partner interests represented a 54.5% and 56.6% interest in WES, respectively. As of June 30, 2013, AMM held a 0.4% limited partner interest in WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating activities for WGP and WES and the net cash provided by financing activities for WGP and WES are reconciled as follows:

	Six Months Ended June 30,
thousands	2013	2012
WES net cash provided by operating activities	$165,013	$186,186
Income taxes (1)	—	(41,361)
General and administrative expenses	(2,186)	—
Non-cash equity-based compensation expense	136	—
Change in working capital	(598)	—
Other income	47	—

WGP net cash provided by operating activities	$162,412	$144,825

WES net cash provided by financing activities	$538,676	$503,856
Proceeds from issuance of WES general partner units (2)	(9,267)	(4,478)
Offering expenses from the issuance of WGP common units (3)	(2,367)	—
Distributions to WGP unitholders (4)	(46,980)	—
Distributions to WGP from WES (5)	76,872	43,763
Net contributions from (distributions to) Anadarko (6)	—	2,076

WGP net cash provided by financing activities	$556,934	$545,217

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

(3)	Represents additional offering costs incurred in conjunction with WGP’s IPO in December 2012.
(4)	Represents distribution to WGP common unitholders for the pro-rated fourth quarter of 2012 and for the first quarter of 2013.
(5)

Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. As of June 30, 2013, WGP held a 43.1% limited partner interest in WES and, through its ownership of WES GP, indirectly held a 2.0% general partner interest in WES and 100% of WES’s IDRs. During the six months ended June 30, 2013 and 2012, WES paid $135.8 million and $89.1 million, respectively, to its unitholders, of which $58.9 million and $45.3 million, respectively, were paid to noncontrolling interest owners.

(6)

Difference attributable to (i) contribution of current tax expense, (ii) changes in net income, and (iii) elimination upon consolidation of proceeds from WES equity transactions and WES distributions to WGP.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Gathering, processing and transportation of natural gas and natural gas liquids	$109,800	$93,444	$212,690	$185,033
Natural gas, natural gas liquids and condensate sales	139,561	122,226	261,290	250,712
Equity income and other, net	5,765	4,640	10,893	9,241

Total revenues (1)	255,126	220,310	484,873	444,986
Total operating expenses (1)	184,999	161,030	350,710	318,485

Operating income	70,127	59,280	134,163	126,501
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(12,654)	(9,560)	(24,465)	(19,141)
Other income (expense), net	499	(1,267)	1,173	(809)

Income before income taxes	62,197	52,678	119,321	115,001
Income tax expense	137	5,079	4,373	9,508

Net income	62,060	47,599	114,948	105,493
Net income attributable to noncontrolling interests	1,860	4,290	4,091	8,533

Net income attributable to Western Gas Partners, LP (2)	$60,200	$43,309	$110,857	$96,960

Key performance metrics (3)
Gross margin	$161,666	$137,854	$308,330	$279,374
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Distributable cash flow	$89,783	$72,290	$168,913	$154,651

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

    For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2013” refer to the comparison of the three months ended June 30, 2013, to the three months ended June 30, 2012; any increases or decreases “for the six months ended June 30, 2013” refer to the comparison of the six months ended June 30, 2013, to the six months ended June 30, 2012; and any increases or decreases “for the three and six months ended June 30, 2013” refer to both the comparisons for the three and six months ended June 30, 2013.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
throughput in MMcf/d	2013	2012	Δ	2013	2012	Δ
Gathering, treating and transportation (1)	1,765	1,611	10%	1,696	1,608	5%
Processing (2)	1,330	1,170	14%	1,282	1,160	11%
Equity investment (3)	211	234	(10)%	206	235	(12)%

Total throughput (4)	3,306	3,015	10%	3,184	3,003	6%
Throughput attributable to noncontrolling interests	167	290	(42)%	161	280	(43)%

Total throughput attributable to Western Gas Partners, LP	3,139	2,725	15%	3,023	2,723	11%

(1)

Excludes average NGL pipeline volumes of 19 MBbls/d and 20 MBbls/d for the three and six months ended June 30, 2013, respectively, and 26 MBbls/d for both the three and six months ended June 30, 2012. Includes 100% of Wattenberg system volumes for all periods presented and throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest.

(2)	Consists of 100% of Chipeta, Hilight and Platte Valley system volumes, 100% of the Granger and Red Desert complex volumes, and 50% of Newcastle volumes.
(3)

Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes WES’s 10% share of average White Cliffs pipeline volumes consisting of 7 MBbls/d for both the three and six months ended June 30, 2013 and 6 MBbls/d for both the three and six months ended June 30, 2012.

(4)	Includes affiliate, third-party and equity-investment volumes.

  Gathering, treating and transportation throughput increased by 154 MMcf/d and 88 MMcf/d for the three and six months ended June 30, 2013, respectively, due to increased volumes at the Non-Operated Marcellus Interest and the additional throughput from the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreases at MIGC due to the expiration of a firm transportation agreement effective September 2012 and at the Bison facility resulting from reduced drilling activity in the area.

  Processing throughput increased by 160 MMcf/d and 122 MMcf/d for the three and six months ended June 30, 2013, respectively, primarily due to throughput increases at Chipeta, plus the completion of a pipeline connection that allowed additional throughput to flow into the plant, increased volumes processed at a plant included in the MGR acquisition (“the Granger straddle plant”), an increase in volumes at the Red Desert complex due to additional well connections during the period, and the start-up of the Brasada plant in June 2013. These increases were partially offset by a decrease in throughput at the Granger complex due to natural production declines in the area.

  Equity investment volumes decreased by 23 MMcf/d and 29 MMcf/d for the three and six months ended June 30, 2013, respectively, primarily due to lower throughput at the Fort Union system due to production declines in the area.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$109,800	$93,444	18%	$212,690	$185,033	15%

      Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $16.4 million for the three months ended June 30, 2013, primarily due to increases of $6.8 million, $6.7 million and $1.4 million at the Non-Operated Marcellus Interest, the Wattenberg system and Chipeta, respectively, all due to higher volumes, and an increase of $2.8 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreased revenue of $0.7 million at the Bison facility due to lower volumes as a result of reduced drilling activity in the area, and decreased revenue of $0.5 million at MIGC due to the expiration of a firm transportation agreement effective September 2012.

  Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $27.7 million for the six months ended June 30, 2013, primarily due to increases of $12.5 million, $10.2 million and $4.8 million at the Non-Operated Marcellus Interest, the Wattenberg system and Chipeta, respectively, all due to higher volumes, and an increase of $3.4 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreased revenue of $1.3 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $1.3 million at the Bison facility due to lower volumes as a result of reduced drilling activity in the area, and decreased revenue of $1.2 million at MIGC due to the expiration of a firm transportation agreement effective September 2012.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and per-unit amounts	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Δ	2013	2012	Δ
Natural gas sales	$29,474	$23,743	24%	$54,991	$49,301	12%
Natural gas liquids sales	102,381	92,527	11%	189,598	186,169	2%
Drip condensate sales	7,706	5,956	29%	16,701	15,242	10%

Total	$139,561	$122,226	14%	$261,290	$250,712	4%

Average price per unit:
Natural gas (per Mcf)	$4.34	$4.06	7%	$4.28	$4.18	2%
Natural gas liquids (per Bbl)	$47.73	$46.94	2%	$47.41	$47.41	—%
Drip condensate (per Bbl)	$77.71	$76.03	2%	$75.98	$76.07	—%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $17.3 million for the three months ended June 30, 2013, which consisted of a $5.7 million increase in natural gas sales, a $9.9 million increase in NGLs sales and a $1.8 million increase in drip condensate sales.

For the three months ended June 30, 2013, natural gas sales increased primarily due to a 7% increase in the overall natural gas sales price and higher sales volumes at the Red Desert complex and the Wattenberg system. The growth in NGLs sales for the three months ended June 30, 2013, was primarily due to increases of $11.1 million, $1.5 million and $4.6 million at the Red Desert complex, the Hilight system, and the Granger straddle plant, respectively, due to higher volumes processed and sold. These increases were partially offset by a decrease of $5.3 million at Chipeta (with corresponding decreases in cost of product as discussed below), and a decrease of $2.0 million at the Granger complex due to lower volumes sold.

The growth in drip condensate sales for the three months ended June 30, 2013, was primarily due to a $1.5 million increase at the Wattenberg system and a $0.3 million increase at the Platte Valley system, both as a result of more condensate volumes sold.

For the six months ended June 30, 2013, including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $10.6 million, which consisted primarily of a $5.7 million increase in sales of natural gas, a $3.4 million increase in NGLs sales and a $1.5 million increase in drip condensate sales.

For the six months ended June 30, 2013, natural gas sales increased primarily due to a 2% increase in the overall natural gas sales price and higher sales volumes at the Red Desert complex and the Wattenberg system. Natural gas sales also increased by $2.9 million at the Platte Valley system due to an increase in average price, partially offset by a decrease in volume. These increases were partially offset by a decrease of $2.9 million at the Hilight system due to a decrease in average price, offset by an increase in volume and a decrease of $1.9 million at the Granger complex due to a decrease in volume, offset by an increase in average price.

The growth in NGLs sales for the six months ended June 30, 2012, was primarily due to increases of $13.3 million, $2.3 million and $4.5 million resulting from higher volumes processed and sold at the Red Desert complex, the Hilight system and the Granger straddle plant, respectively. These increases were partially offset by a decrease of $9.7 million at Chipeta (with corresponding decreases in cost of product as discussed below), and a decrease of $6.9 million at the Granger complex due to lower volumes sold.

The growth in drip condensate sales for the six months ended June 30, 2013, was primarily due to a $1.2 million increase at the Wattenberg system and a $0.7 million increase at the Platte Valley system, both as a result of more condensate volumes sold.

For the three and six months ended June 30, 2013 and 2012, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Newcastle, Hugoton and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Equity income	$3,724	$3,335	12%	$7,704	$6,948	11%
Other revenues, net	2,041	1,305	56%	3,189	2,293	39%

Total	$5,765	$4,640	24%	$10,893	$9,241	18%

Equity income increased by $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, primarily due to an increase in income from White Cliffs of $0.4 million and $1.2 million, respectively, as a result of increased volumes. Partially offsetting the amounts for the six months ended June 30, 2013, were a $0.2 million decrease in income from Rendezvous and a $0.2 million decrease in income from Fort Union, both as a result of decreased volumes.

Other revenues, net increased by $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively, primarily due to the collection of deficiency fees associated with volume commitments at Chipeta.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Cost of product	$93,460	$82,456	13%	$176,543	$165,612	7%
Operation and maintenance	41,669	35,690	17%	78,408	67,811	16%

Total cost of product and operation and maintenance expenses	$135,129	$118,146	14%	$254,951	$233,423	9%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $11.0 million for the three months ended June 30, 2013, as a result of:

— a $5.2 million net increase in NGL purchases primarily due to increased purchases at the Red Desert complex and the Wattenberg system, partially offset by decreased purchases at Chipeta and the Granger complex; and

— a $5.2 million net increase in residue purchases primarily due to increased purchases at the Red Desert complex, the Wattenberg system, the Platte Valley system, and the Granger straddle plant, partially offset by decreased purchases at the Granger complex and the Hilight system.

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $10.9 million for the six months ended June 30, 2013, as a result of:

— a $5.1 million net increase in NGL purchases primarily due to increased purchases at the Red Desert complex, the Hilight system, and the Wattenberg system, partially offset by decreased purchases at Chipeta and the Granger complex; and

— a $5.7 million net increase in residue purchases primarily due to increased purchases at the Red Desert complex, the Platte Valley system, the Granger straddle plant and the Wattenberg system, partially offset by decreased purchases at the Granger complex and the Hilight system.

Cost of product expense for the three and six months ended June 30, 2013 and 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Operation and maintenance expense increased by $6.0 million and $10.6 million for the three and six months ended June 30, 2013, respectively, primarily due to increases in property, overhead and facility expense attributable to the Non-Operated Marcellus Interest, and increases in contract labor expense, payroll taxes, electric expense and plant repairs, primarily at Chipeta and the Wattenberg system.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
General and administrative	$7,288	$10,310	(29)%	$14,952	$20,584	(27)%
Property and other taxes	6,086	4,833	26%	11,871	9,670	23%
Depreciation, amortization and impairments	36,496	27,741	32%	68,936	54,808	26%

Total general and administrative, depreciation and other expenses	$49,870	$42,884	16%	$95,759	$85,062	13%

General and administrative expenses decreased by $3.0 million and $5.6 million for the three and six months ended June 30, 2013, respectively, due to a decrease of $2.2 million and $5.5 million, respectively, in non-cash compensation expenses primarily attributable to the awards outstanding under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”), which were settled in December 2012 when the Incentive Plan terminated in conjunction with WGP’s IPO, and a decrease of $0.8 million and $0.4 million in consulting and audit fees, respectively, partially offset by an increase of $0.5 million and $0.8 million, respectively, in corporate and management personnel costs for which we reimbursed Anadarko pursuant to WES’s omnibus agreement.

Property and other taxes increased by $1.3 million and $2.2 million for the three and six months ended June 30, 2013, respectively, primarily due to ad valorem tax increases at the Platte Valley system and the completion of the Brasada plant in June 2013.

For the three months ended June 30, 2013, depreciation, amortization and impairments increased by $8.8 million primarily attributable to a $2.5 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, an increase of $3.9 million in depreciation expense associated with capital projects at the Wattenberg system, Chipeta, and the Anadarko-Operated Marcellus Interest, and a $1.2 million increase in depreciation expense related to the completion of the Brasada plant in June 2013.

For the six months ended June 30, 2013, depreciation, amortization and impairments increased by $14.1 million primarily attributable to a $3.7 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, an increase of $7.1 million in depreciation expense associated with capital projects at the Wattenberg system, Chipeta, and the Anadarko-Operated Marcellus Interest, and a $1.2 million increase in depreciation expense related to the completion of the Brasada plant in June 2013.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Interest income on note receivable	$4,225	$4,225	—%	$8,450	$8,450	—%

Interest income, net – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%

Third parties
Interest expense on long-term debt	$(14,850)	$(8,202)	81%	$(28,789)	$(16,117)	79%
Amortization of debt issuance costs and commitment fees (2)	(1,064)	(1,016)	5%	(2,117)	(2,024)	5%
Capitalized interest	3,260	946	nm(1)	6,441	1,603	nm
Affiliates
Interest expense on note payable to Anadarko (3)	—	(1,206)	(100)%	—	(2,440)	(100)%
Interest expense, net on affiliate balances (4)	—	(82)	(100)%	—	(163)	(100)%

Interest expense	$(12,654)	$(9,560)	32%	$(24,465)	$(19,141)	28%

(1)	Percent change is not meaningful (“nm”).
(2)

For the three and six months ended June 30, 2013, includes $0.2 million and $0.5 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), (ii) original issue discount for the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and (iii) underwriters’ fees. For the three and six months ended June 30, 2012, includes $0.2 million and $0.4 million, respectively, of amortization of the original issue discount and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(3)	In June 2012, the note payable to Anadarko was repaid in full. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
(4)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada and Lancaster plants. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

    Interest expense increased by $3.1 million and $5.3 million for the three and six months ended June 30, 2013, respectively, primarily due to interest expense incurred on the 2022 Notes of $6.5 million and $13.2 million, respectively. Partially offsetting these amounts for the three and six months ended June 30, 2013, were increases of capitalized interest of $2.3 million and $4.8 million, respectively, primarily associated with the construction of the Brasada and Lancaster plants and decreases in interest expense of $1.2 million and $2.4 million, respectively, attributable to the repayment of the note payable to Anadarko in June 2012. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q).

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ

Other income (expense), net	$499	$ (1,267)	(139)%	$1,173	$ (809)	nm

For the three and six months ended June 30, 2013 and 2012, other income (expense), net included $0.4 million and $0.8 million, respectively, of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition. In addition, for the three and six months ended June 30, 2013, other income (expense), net included $0.1 million and $0.3 million, respectively, on interest earned on overnight investments. For the three and six months ended June 30, 2012, other income (expense), net included a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with WES’s June 2012 offering of the 2022 Notes. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Income before income taxes	$62,197	$52,678	18%	$119,321	$115,001	4%
Income tax expense	137	5,079	(97)%	4,373	9,508	(54)%
Effective tax rate	—%	10%		4%	8%

WES is not a taxable entity for U.S. federal income tax purposes; however, WES’s income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to WES assets acquired from Anadarko and WES’s share of Texas margin tax.

Income attributable to (a) the Non-Operated Marcellus Interest prior to and including March 2013 and (b) the MGR assets prior to and including January 2012 were subject to federal and state income tax. Income earned by the Non-Operated Marcellus Interest and MGR assets for periods subsequent to March 2013 and January 2012, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interests

	Three Months Ended			Six Months Ended
	June 30,			June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Net income attributable to noncontrolling interests	$1,860	$4,290	(57)%	$4,091	$8,533	(52)%

For the three and six months ended June 30, 2013, net income attributable to noncontrolling interests decreased by $2.4 million and $4.4 million, respectively, primarily due to WES’s acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and gross margin per Mcf	June 30,			June 30,
	2013	2012	Δ	2013	2012	Δ
Gross margin	$161,666	$137,854	17%	$308,330	$279,374	10%
Gross margin per Mcf (1)	0.54	0.50	8%	0.54	0.51	6%
Gross margin per Mcf attributable to Western Gas Partners, LP (1) (2)	0.55	0.53	4%	0.55	0.54	2%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	107,646	87,639	23%	203,575	182,319	12%
Distributable cash flow (3)	$89,783	$72,290	24%	$168,913	$154,651	9%

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

Gross margin and Gross margin per Mcf. Gross margin increased by $23.8 million for the three months ended June 30, 2013, primarily due to higher margins at the Wattenberg system, the Non-Operated Marcellus Interest, the Granger straddle plant, the Red Desert complex, and the Anadarko-Operated Marcellus Interest.

Gross margin increased by $29.0 million for the six months ended June 30, 2013, primarily due to higher margins at the Non-Operated Marcellus Interest, the Wattenberg system, the Anadarko-Operated Marcellus Interest and the Granger straddle plant, partially offset by a decrease in margin at MIGC due to the expiration of a firm transportation agreement effective September 2012.

Gross margin per Mcf increased by $0.04 and $0.03 for the three and six months ended June 30, 2013, respectively, primarily due to higher margins and increases in throughput at Chipeta and the Wattenberg and Platte Valley systems, as well as overall changes in the throughput mix of our portfolio.

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

  Adjusted EBITDA increased by $20.0 million for the three months ended June 30, 2013, primarily due to a $34.4 million increase in total revenues excluding equity income, a $2.4 million decrease in net income attributable to noncontrolling interest, a $0.9 million decrease in general and administrative expenses excluding non-cash equity-based compensation, and a $0.4 million increase in distributions from equity investees. These amounts were offset by an $11.0 million increase in cost of product, a $6.0 million increase in operation and maintenance expenses, and a $1.3 million increase in property and other tax expense.

  Adjusted EBITDA increased by $21.3 million for the six months ended June 30, 2013, primarily due to a $39.1 million increase in total revenues excluding equity income, a $4.4 million decrease in net income attributable to noncontrolling interest, a $1.0 million increase in distributions from equity investees, and a $0.3 million decrease in general and administrative expenses excluding non-cash equity-based compensation. These amounts were offset by a $10.9 million increase in cost of product, a $10.6 million increase in operation and maintenance expenses, and a $2.2 million increase in property and other tax expense.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.

While Distributable cash flow is a measure WES uses to assess its ability to make distributions to its unitholders, it should not be viewed as indicative of the actual amount of cash that WES has available for distributions or that it plans to distribute for a given period.

Distributable cash flow increased by $17.5 million for the three months ended June 30, 2013, primarily due to a $20.0 million increase in Adjusted EBITDA, and a $3.0 million decrease in maintenance capital expenditures, offset by a $5.5 million increase in net cash paid for interest expense.

Distributable cash flow increased by $14.3 million for the six months ended June 30, 2013, primarily due to a $21.3 million increase in Adjusted EBITDA, and a $3.3 million decrease in maintenance capital expenditures, offset by a $10.3 million increase in net cash paid for interest expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
thousands	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Less:
Distributions from equity investees	6,026	5,578	11,032	10,019
Non-cash equity-based compensation expense	824	2,924	1,701	6,990
Interest expense	12,654	9,560	24,465	19,141
Income tax expense	137	5,079	4,373	9,508
Depreciation, amortization and impairments (1)	35,857	27,084	67,681	53,496
Other expense (1)	—	1,665	—	1,665
Add:
Equity income, net	3,724	3,335	7,704	6,948
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	103	—	380	62

Net income attributable to Western Gas Partners, LP	$60,200	$43,309	$110,857	$96,960

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Adjusted EBITDA attributable to noncontrolling interests	2,499	4,945	5,345	9,843
Interest income (expense), net	(8,429)	(5,335)	(16,015)	(10,691)
Non-cash equity based compensation expense	54	(2,004)	(19)	(5,156)
Debt-related amortization and other items, net	566	519	1,126	1,030
Current income tax expense	(32)	(1,452)	(3,144)	6,331
Other income (expense), net (2)	103	(1,663)	381	(1,601)
Distributions from equity investees less than (in excess of) equity income, net	(2,302)	(2,243)	(3,328)	(3,071)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(47,875)	(20,241)	(27,121)	12,586
Accounts payable, accrued liabilities and natural gas imbalance payable	(20,951)	3,717	336	(9,948)
Other	3,779	3,583	3,877	4,544

Net cash provided by operating activities	$35,058	$67,465	$165,013	$186,186

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$165,013	$186,186
Net cash used in investing activities			$(1,049,490)	$(658,549)
Net cash provided by financing activities			$538,676	$503,856

(1)

Includes WES’s 51% share for the three and six months ended June 30, 2012, and its 75% share for the three and six months ended June 30, 2013, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2013		2012	2013		2012
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$89,783		$72,290	$168,913		$154,651
Less:
Distributions from equity investees	6,026		5,578	11,032		10,019
Non-cash equity-based compensation expense	824		2,924	1,701		6,990
Interest expense, net (non-cash settled)	—		82	—		163
Income tax expense	137		5,079	4,373		9,508
Depreciation, amortization and impairments (1)	35,857		27,084	67,681		53,496
Other expense (1)	—		1,665	—		1,665
Add:
Equity income, net	3,724		3,335	7,704		6,948
Cash paid for maintenance capital expenditures (1) (3)	6,174		9,150	12,206		15,465
Capitalized interest	3,260		946	6,441		1,603
Cash paid for income taxes	—		—	—		72
Other income (1) (2)	103		—	380		62

Net income attributable to Western Gas Partners, LP	$60,200		$43,309	$110,857		$96,960

Distributions declared (4)
Limited partners	$62,794			$119,553
General partner	16,521			29,905

Total	$79,315			$149,458

Coverage ratio	1.13	x		1.13	x

(1)

Includes WES’s 51% share for the three and six months ended June 30, 2012, and its 75% share for the three and six months ended June 30, 2013, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)	Net of a prior period adjustment reclassifying $0.7 million from capital expenditures to operating expenses for the three and six months ended June 30, 2012.
(4)	Reflects WES distributions of $0.56 and $1.10 per unit declared for the three and six months ended June 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and general partner, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of June 30, 2013, included cash and cash equivalents, cash flows generated from operations, including interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of its general partner on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On July 17, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.56 per unit, which equates to $79.3 million in the aggregate including incentive distributions. The cash distribution is payable on August 12, 2013, to WES unitholders of record at the close of business on July 31, 2013.

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

Working capital. As of June 30, 2013, WES had $11.0 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Our working-capital requirements are primarily those of WES, which are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, its customers, and the level and timing of its spending for maintenance and expansion activity. As of June 30, 2013, WES had $537.2 million available for borrowing under its $800.0 million RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2013	2012
Acquisitions	$679,610	$465,507

Expansion capital expenditures	$327,550	$176,840
Maintenance capital expenditures	12,206	16,213

Total capital expenditures (1)	$339,756	$193,053

Capital incurred (2)	$301,880	$278,930

(1)

Capital expenditures for the six months ended June 30, 2013, included $6.0 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the six months ended June 30, 2012, included $44.6 million of pre-acquisition capital expenditures for the Non-Operated Marcellus Interest acquisition.

(2)

Capital incurred for the six months ended June 30, 2013, included $6.0 million of capitalized interest. Capital incurred for the six months ended June 30, 2013 and 2012, included $8.8 million and $76.3 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest acquisition and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included the Mont Belvieu JV acquisition in the second quarter of 2013, the Anadarko-Operated Marcellus Interest acquisition and the Non-Operated Marcellus Interest acquisition in the first quarter of 2013, and the MGR acquisition in the first quarter of 2012, as discussed in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $146.7 million for the six months ended June 30, 2013. Expansion capital expenditures increased by $150.7 million (including a $4.4 million increase in capitalized interest), primarily due to an increase of $117.9 million related to the construction of the Brasada and Lancaster gas processing facilities and a $61.1 million increase in expenditures at the Wattenberg and Hilight systems and the Red Desert complex. These increases were partially offset by a $31.1 million decrease at Chipeta. Maintenance capital expenditures decreased by $4.0 million, primarily as a result of decreased expenditures of $4.6 million at the Wattenberg, Haley, and Platte Valley systems and the Red Desert complex, partially offset by a $1.4 million increase at the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2013	2012
Net cash provided by (used in):
Operating activities	$165,013	$186,186
Investing activities	(1,049,490)	(658,549)
Financing activities	538,676	503,856

Net increase (decrease) in cash and cash equivalents	$(345,801)	$31,493

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2013, was $165.0 million, compared to $186.2 million for the six months ended June 30, 2012. Operating cash flows for the six months ended June 30, 2013, decreased primarily due to the unfavorable impact of changes in working capital items, partially offset by higher sales volumes and higher average natural gas prices. Refer to Operating Results within Item 2 of this Form 10-Q for a discussion of WES’s results of operations as compared to the prior period.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$339.8 million of capital expenditures;

•	$134.5 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$12.0 million of cash paid related to a White Cliffs expansion project anticipated to be completed in the first half of 2014;

•

$17.8 million of capital contributions to the Mont Belvieu JV to fund WES’s current share of construction costs for the fractionation facilities anticipated to be completed by the first quarter of 2014; and

•	$1.4 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the six months ended June 30, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$193.1 million of capital expenditures; and

•	$6.7 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013, included the following:

•	$424.9 million of net proceeds from the WES May 2013 equity offering, $245.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$250.0 million of borrowings to fund the Non-Operated Marcellus Interest acquisition;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition;

•	$111.5 million of borrowings to fund capital expenditures; and

•

$0.5 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after WES common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net contributions from Anadarko attributable to intercompany balances were $4.5 million during the six months ended June 30, 2013, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

Net cash provided by financing activities for the six months ended June 30, 2012, included the following:

•	$512.4 million of net proceeds from the WES 2022 Notes offering in June 2012, after underwriting and original issue discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.6 million of net proceeds from the WES June 2012 equity offering.

Proceeds from the WES 2022 Notes offering were used to repay amounts outstanding under the WES RCF and WES’s note payable to Anadarko. Net contributions from Anadarko attributable to intercompany balances were $29.0 million during the six months ended June 30, 2012, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

For the six months ended June 30, 2013 and 2012, WES paid $135.8 million and $89.1 million, respectively, of cash distributions to its unitholders. Contributions to Chipeta from noncontrolling interest owners totaled $1.1 million and $21.3 million during the six months ended June 30, 2013 and 2012, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $4.7 million and $10.3 million for the six months ended June 30, 2013 and 2012, respectively, representing the distributions received as of June 30 of the respective year. Decreases in contributions to and distributions from Chipeta noncontrolling interest owners are also due to WES’s August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Debt and credit facilities. As of June 30, 2013, the carrying value of WES’s outstanding debt consisted of $673.4 million of the 2022 Notes, $494.9 million of the 2021 Notes and $250.0 million of the WES RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

WES Senior Notes. In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount.

At June 30, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes and the 2022 Notes.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

WES RCF. As of June 30, 2013, WES had $250.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under the WES RCF. The interest rate was 1.70% and 1.71% at June 30, 2013 and December 31, 2012, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.25% at June 30, 2013 and December 31, 2012. At June 30, 2013, WES was in compliance with all covenants under the WES RCF.

The 2022 Notes, the 2021 Notes and obligations under the WES RCF are recourse to WES GP and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF. In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of June 30, 2013, the 2013 Indemnification Agreement applied to such debt financings up to $250.0 million. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

WGP working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.70% and 1.71% at June 30, 2013 and December 31, 2012, respectively.

We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2013, we had no outstanding borrowings under the WGP WCF. At June 30, 2013, we were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.

In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of WES common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. As of June 30, 2013, WES had not issued any common units under this registration statement.

Credit risk. As stated above, our assets consist solely of ownership interests in WES. Accordingly, we are dependent upon WES’s ability to pay cash distributions to us. WES bears credit risk represented by its exposure to non-payment or non-performance by its counterparties, including Anadarko, financial institutions, customers and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to WES for services rendered or volumes owed pursuant to gas imbalance agreements. WES examines and monitors the creditworthiness of third-party customers and may establish credit limits for third-party customers. A substantial portion of WES’s throughput, however, comes from producers that have investment-grade ratings.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of June 30, 2013, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the six months ended June 30, 2013 were low compared to historic rates. As of June 30, 2013, there were no borrowings outstanding under the WGP WCF and WES had $250.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of the borrowings under the WES RCF.

Additional variable rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Transition Period for Assessment of Internal Control Over Financial Reporting. Our most recent annual report filed on March 28, 2013, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WES’s construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect WES’s, and therefore our, results of operations and financial condition.

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. These uncertainties could also affect downstream assets which WES does not own or control, but which are critical to certain of its growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations could have an adverse impact on the completion or utilization of WES’s growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on terms economically acceptable to WES or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect WES’s, and therefore our, results of operations and financial condition. In addition, WES may be required to obtain new rights-of-way in connection with the construction of additions to its existing assets. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s, and therefore our, cash flows could be adversely affected.

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
10.1

Assignment of Indemnification Agreement, dated April 1, 2013, between Anadarko USH2 LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 001-34046).

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

August 1, 2013

/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer
Western Gas Equity Holdings, LLC
(as general partner of Western Gas Equity Partners, LP)

August 1, 2013

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Equity Holdings, LLC
(as general partner of Western Gas Equity Partners, LP)