Form 10-Q
period 2013-09-30
Western Gas Equity Partners, LP
filed 2013-11-07
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35753

WESTERN GAS EQUITY PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-0967367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Robbins Drive The Woodlands, Texas	77380 (Zip Code)
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

There were 218,895,515 common units outstanding as of November 4, 2013.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except unit and per-unit amounts	2013	2012 (1)	2013	2012 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$83,606	$61,388	$218,680	$182,448
Natural gas, natural gas liquids and condensate sales	129,411	115,132	371,077	324,793
Equity income and other, net	4,607	4,085	13,457	12,219
Total revenues – affiliates	217,624	180,605	603,214	519,460
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	47,175	32,545	124,791	96,518
Natural gas, natural gas liquids and condensate sales	11,915	20,974	31,539	62,025
Other, net	1,287	610	3,330	1,717
Total revenues – third parties	60,377	54,129	159,660	160,260
Total revenues	278,001	234,734	762,874	679,720
Operating expenses
Cost of product (2)	93,516	89,107	270,059	254,719
Operation and maintenance (2)	42,757	35,493	121,165	103,304
General and administrative (2)	7,962	15,039	25,100	35,623
Property and other taxes	6,649	5,328	18,520	14,998
Depreciation, amortization and impairments	37,615	28,455	106,551	83,263
Total operating expenses	188,499	173,422	541,395	491,907
Operating income	89,502	61,312	221,479	187,813
Interest income, net – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(13,018)	(10,977)	(37,483)	(30,118)
Other income (expense), net	466	522	1,686	(287)
Income before income taxes	81,175	55,082	198,357	170,083
Income tax expense	58	14,166	4,431	43,790
Net income	81,117	40,916	193,926	126,293
Net income attributable to noncontrolling interests	36,779	21,605	82,562	71,258
Net income attributable to Western Gas Equity Partners, LP	$44,338	$19,311	$111,364	$55,035
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$44,338		$111,364
Pre-acquisition net (income) loss allocated to Anadarko	—		(4,637)
Limited partners’ interest in net income (4)	$44,338		$106,727
Net income per common unit – basic and diluted	$0.20		$0.49
Weighted average common units outstanding – basic and diluted	218,896		218,896

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

(2)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $33.8 million and $97.8 million for the three and nine months ended September 30, 2013, respectively, and $42.8 million and $115.6 million for the three and nine months ended September 30, 2012, respectively. Operation and maintenance includes charges from Anadarko of $13.5 million and $41.0 million for the three and nine months ended September 30, 2013, respectively, and $12.6 million and $38.0 million for the three and nine months ended September 30, 2012, respectively. General and administrative includes charges from Anadarko of $6.1 million and $18.0 million for the three and nine months ended September 30, 2013, respectively, and $14.2 million and $30.8 million for the three and nine months ended September 30, 2012, respectively. See Note 5.

(3)
Includes affiliate (as defined in Note 1) interest expense of zero for the three and nine months ended September 30, 2013, and $0.1 million and $2.7 million for the three and nine months ended September 30, 2012, respectively. See Note 8.

(4)	Represents net income for periods including and subsequent to the acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2013	December 31, 2012 (1)
ASSETS
Current assets
Cash and cash equivalents	$57,083	$422,556
Accounts receivable, net (2)	75,695	48,550
Other current assets (3)	8,912	6,998
Total current assets	141,690	478,104
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	4,061,389	3,432,392
Less accumulated depreciation	817,489	714,436
Net property, plant and equipment	3,243,900	2,717,956
Goodwill	105,336	105,336
Other intangible assets	54,436	55,490
Equity investments	227,566	106,130
Other assets	28,078	27,798
Total assets	$4,061,006	$3,750,814
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$19,131	$25,154
Accrued ad valorem taxes	18,472	11,949
Income taxes payable	190	552
Accrued liabilities (5)	140,323	148,600
Total current liabilities	178,116	186,255
Long-term debt – third parties	1,518,110	1,168,278
Deferred income taxes	1,830	47,153
Asset retirement obligations and other	76,336	68,749
Total long-term liabilities	1,596,276	1,284,180
Total liabilities	1,774,392	1,470,435
Equity and partners’ capital
Common units (218,895,515 units issued and outstanding at September 30, 2013, and December 31, 2012)	825,074	912,376
Net investment by Anadarko	—	199,960
Total partners’ capital	825,074	1,112,336
Noncontrolling interests	1,461,540	1,168,043
Total equity and partners’ capital	2,286,614	2,280,379
Total liabilities, equity and partners’ capital	$4,061,006	$3,750,814

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $40.0 million and $17.5 million as of September 30, 2013, and December 31, 2012, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.1 million and $0.4 million as of September 30, 2013, and December 31, 2012, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.8 million and $2.5 million as of September 30, 2013, and December 31, 2012, respectively.

(5)	Accrued liabilities include amounts payable to affiliates of $0.1 million as of September 30, 2013 and December 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2012 (1)	$199,960	$912,376	$1,168,043	$2,280,379
Net income	4,637	106,727	82,562	193,926
WES equity transactions, net (2)	—	108,077	310,440	418,517
Contributions received from Chipeta noncontrolling interest owners	—	—	2,247	2,247
Distributions to Chipeta noncontrolling interest owners	—	—	(8,001)	(8,001)
Distributions to WES common unitholders	—	—	(94,117)	(94,117)
Distributions to WGP unitholders	—	(90,211)	—	(90,211)
Acquisitions from affiliates	(255,635)	(209,865)	—	(465,500)
Contributions of equity-based compensation from Anadarko	—	2,093	58	2,151
Net pre-acquisition contributions from (distributions to) Anadarko	4,508	—	—	4,508
Net distributions of other assets to Anadarko	—	(4,080)	—	(4,080)
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	(43)	308	265
Balance at September 30, 2013	$—	$825,074	$1,461,540	$2,286,614

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

(2)
Includes the impact of Western Gas Partners, LP’s equity offerings as described in Note 4 and common units issued in connection with the acquisition of the Non-Operated Marcellus Interest as described in Note 2. The $108.1 million increase to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $219.4 million for the nine months ended September 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2013	2012 (1)
Cash flows from operating activities
Net income	$193,926	$126,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	106,551	83,263
Non-cash equity-based compensation expense	2,783	2,769
Deferred income taxes	1,207	(11,275)
Debt-related amortization and other items, net	1,756	1,728
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(27,539)	47,272
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	6,700	29,272
Change in other items, net	687	2,234
Net cash provided by operating activities	286,071	281,556
Cash flows from investing activities
Capital expenditures	(469,678)	(403,949)
Acquisitions from affiliates	(469,884)	(605,960)
Acquisitions from third parties	(240,274)	—
Investments in equity affiliates	(45,126)	(147)
Proceeds from the sale of assets to affiliates	82	760
Other	(1,524)	—
Net cash used in investing activities	(1,226,404)	(1,009,296)
Cash flows from financing activities
Borrowings, net of debt issuance costs	842,566	885,291
Repayments of debt	(495,000)	(549,000)
Increase (decrease) in outstanding checks	(3,335)	2,534
Offering expenses from the issuance of WGP common units	(2,367)	—
Proceeds from the issuance of WES common units, net of offering expenses	418,570	211,965
Distributions to WGP unitholders	(90,211)	—
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	2,247	26,888
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	(8,001)	(14,303)
Distributions to WES common unitholders	(94,117)	(71,890)
Net contributions from (distributions to) Anadarko	4,508	57,190
Net cash provided by financing activities	574,860	548,675
Net increase (decrease) in cash and cash equivalents	(365,473)	(179,065)
Cash and cash equivalents at beginning of period	422,556	226,559
Cash and cash equivalents at end of period	$57,083	$47,494

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$4,080	$10,790
Interest paid, net of capitalized interest	$34,974	$16,460
Taxes paid	$—	$495

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

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
WGP owns the following types of partnership interests in WES: (i) the 2.0% general partner interest in WES, held through a wholly owned subsidiary, WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES, held through WES GP, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) a significant limited partner interest in WES. WES GP’s 2.0% general partner interest in WES constitutes substantially all of WES GP’s business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.
In December 2012, WGP completed its initial public offering (“IPO”) of 19,758,150 common units representing limited partner interests at a price of $22.00 per common unit, generating net proceeds of $412.0 million. WGP used approximately $409.4 million of the net proceeds from its IPO to purchase common and general partner units of WES.
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of September 30, 2013, WES’s assets, exclusive of interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Natural gas pipelines	3	—	—

These assets are located in South, East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma). WES was also constructing the Lancaster processing facility in Northeast Colorado at the end of the third quarter of 2013.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of WGP and entities in which it holds a controlling financial interest, including WES and WES GP. All significant intercompany transactions have been eliminated. Investments in noncontrolled entities over which WES, or WGP through its investment in WES, exercises significant influence are accounted for under the equity method. WGP proportionately consolidates WES’s 33.75% share of the assets, liabilities, revenues and expenses attributable to the Non-Operated Marcellus Interest and Anadarko-Operated Marcellus Interest (see Note 2) and WES’s 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system in the accompanying consolidated financial statements.
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to the consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public and Anadarko Marcellus Midstream, L.L.C. (“AMM”) (see Note 2)), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, (iii) income tax expense and liabilities incurred by WGR Holdings, LLC, computed on a separate-return basis prior to its conversion into a limited partnership, and (iv) the general and administrative expenses incurred by WGP, which are separate from, and in addition to, those incurred by WES.
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
For the nine months ended September 30, 2012, operating cash inflows and investing cash outflows in the unaudited consolidated statements of cash flows include a reduction of $35.7 million attributable to the correction of an error discovered during analysis of accounts payable balances. This analysis revealed that certain 2012 invoices received, but not yet paid, were properly attributable to WES’s ongoing capital projects rather than to operating expenses. Management concluded that this misstatement was not material relative to the nine months ended September 30, 2012, and has corrected the error within the unaudited statement of cash flows for the nine months ended September 30, 2012, as included in this report.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member, and the limited partner interests in WES held by AMM and the public, are reflected as noncontrolling interests in the consolidated financial statements for all periods presented.
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
WES. The publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented. In addition, in March 2013, WES acquired a 33.75% interest in both the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in the consolidated financial statements as of and for the three and nine months ended September 30, 2013. See Note 2.

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of September 30, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control. See Note 2.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. ACQUISITIONS

The following table presents the acquisitions completed by WES during 2012 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/2012	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/2012	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/2013	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/2013	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/2013	25%	—	78,129	—	—
OTTCO (6)	09/03/2013	100%	27,500	—	—	—

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

(3)
WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million in order to maintain its 2.0% general partner interest in WES. See Non-Operated Marcellus Interest acquisition below for further information.

(4)
The interest acquired from a third party consisted of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Anadarko-Operated Marcellus Interest acquisition below for further information, including the final allocation of the purchase price as of September 30, 2013.

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

(6)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline which connects WES’s Red Desert and Granger complexes in southwestern Wyoming. The assets acquired are referred to as the “OTTCO pipeline” and the acquisition as the “OTTCO acquisition.”

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
The following table presents the revenue and net income impact of the Non-Operated Marcellus Interest on revenue and net income as presented in the historical consolidated statements of income:

	Three Months Ended September 30, 2012
thousands	WGP Historical	Non-Operated Marcellus Interest	Combined
Revenues	$219,020	$15,714	$234,734
Net income	33,854	7,062	40,916

	Nine Months Ended September 30, 2012
thousands	WGP Historical	Non-Operated Marcellus Interest	Combined
Revenues	$636,603	$43,117	$679,720
Net income	106,711	19,582	126,293

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
The following is the final allocation of the purchase price as of September 30, 2013, including $1.1 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition as of the acquisition date:

thousands
Property, plant and equipment	$134,819
Asset retirement obligations	(174)
Total purchase price	$134,645

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. ACQUISITIONS (CONTINUED)

The following table presents the pro forma condensed financial information as if the Anadarko-Operated Marcellus Interest acquisition had occurred on January 1, 2012:

	Nine Months Ended September 30,
thousands except per-unit amounts	2013	2012
Revenues	$764,128	$682,820
Net income	194,074	124,221
Net income attributable to Western Gas Equity Partners, LP	111,512	52,963
Net income per common unit - basic and diluted	$0.49	n/a

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Anadarko-Operated Marcellus Interest acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information in the table above includes $8.1 million of revenues and $0.5 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Anadarko-Operated Marcellus Interest that are included in the consolidated statement of income for the nine months ended September 30, 2013. The pro forma adjustments reflect pre-acquisition results of the Anadarko-Operated Marcellus Interest including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; and (c) interest on borrowings under WES’s revolving credit facility to finance the Anadarko-Operated Marcellus Interest acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the Anadarko-Operated Marcellus Interest acquisition, nor any future acquisition related expenses.

Mont Belvieu JV acquisition. The acquisition purchase price represented WES’s 25% share of construction costs incurred by the joint venture partner and 25% of the capitalized interest charged to the financial statements of the Mont Belvieu JV up to the date of acquisition. The allocated capitalized interest is reflected as a component of the equity investment balance recorded upon acquisition. Based on the total estimated net project cost, the construction of the fractionation facilities owned by the Mont Belvieu JV is considered a significant project and satisfies criteria for capitalization of interest. Capitalization of interest subsequent to the acquisition is treated as a basis difference between the cost of the investment and the underlying equity in the net assets of the Mont Belvieu JV. WES will begin to amortize the capitalized interest recognized subsequent to the acquisition upon completion of the facilities, and will reflect the amortization as an adjustment to equity earnings from the Mont Belvieu JV.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter, beginning with the quarter ended December 31, 2012. The board of directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2012
December 31 (pro-rated from IPO date)	$0.03587	$7,852	February 2013
2013
March 31	$0.17875	$39,128	May 2013
June 30	$0.19750	$43,232	August 2013
September 30 (1)	$0.21375	$46,789	November 2013

(1)
On October 16, 2013, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.21375 per unit, or $46.8 million in aggregate. The cash distribution is payable on November 21, 2013, to WGP unitholders of record at the close of business on October 31, 2013.

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2012
March 31	$0.460	$46,053	May 2012
June 30	$0.480	$52,425	August 2012
September 30	$0.500	$56,346	November 2012
2013
March 31	$0.540	$70,143	May 2013
June 30	$0.560	$79,315	August 2013
September 30 (1)	$0.580	$83,986	November 2013

(1)
On October 16, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.58 per unit, or $84.0 million in aggregate, including incentive distributions. The cash distribution is payable on November 12, 2013, to WES unitholders of record at the close of business on October 31, 2013.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of September 30, 2013, Anadarko held 199,137,365 WGP common units, representing a 91.0% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 19,758,150 WGP common units, representing a 9.0% limited partner interest in WGP.

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

Holdings of WES equity. As of September 30, 2013, WGP held 49,296,205 WES common units, representing a 43.1% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,288,573 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs. As of September 30, 2013, AMM, a subsidiary of Anadarko, separately held 449,129 WES common units, representing a 0.4% limited partner interest in WES, and the public held 62,429,577 WES common units, representing a 54.5% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES public equity offerings. WES completed the following public offerings of its common units during 2012 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,203	424,733

(1)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(2)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

In addition, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “Continuous Offering Program”), WES initiated trades totaling 218,750 common units during the three and nine months ended September 30, 2013, at an average price per unit of $58.22, generating gross proceeds of $12.7 million (including WES GP’s proportionate capital contribution and before $0.1 million of invoiced offering expenses), of which $2.7 million had been received as of September 30, 2013.

WES common and general partner units. The following table summarizes WES common and general partner units issued during the nine months ended September 30, 2013:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2012	104,660,553	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	9,166	458,295
Long-Term Incentive Plan awards	6,879	140	7,019
May 2013 equity offering	7,015,000	143,163	7,158,163
Continuous Offering Program	43,350	174	43,524
Balance at September 30, 2013	112,174,911	2,288,573	114,463,484

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of WES assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of WES and WGP. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to WES by Anadarko.

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts is generally swept to centralized accounts. Prior to the acquisition of WES assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited WES interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of WES assets. Subsequent to the acquisition of WES assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.

Note receivable from and amounts payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $301.5 million and $334.8 million at September 30, 2013, and December 31, 2012, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of September 30, 2013:

per barrel except natural gas	2013			2014			2015			2016
Ethane	$18.32	−	30.10	$18.36	−	30.53	$18.41	−	23.41	$23.11
Propane	$45.90	−	55.84	$46.47	−	53.78	$47.08	−	52.99	$52.90
Isobutane	$60.44	−	77.66	$61.24	−	75.13	$62.09	−	74.02	$73.89
Normal butane	$53.20	−	68.24	$53.89	−	66.01	$54.62	−	65.04	$64.93
Natural gasoline	$70.89	−	92.23	$71.85	−	83.04	$72.88	−	81.82	$81.68
Condensate	$74.04	−	85.84	$75.22	−	83.04	$76.47	−	81.82	$81.68
Natural gas (per MMbtu)	$3.75	−	6.09	$4.45	−	6.20	$4.66	−	5.96	$4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$6,923	$9,132	$14,707	$30,728
Natural gas liquids sales	27,541	25,986	83,049	46,020
Total	34,464	35,118	97,756	76,748
Losses on commodity price swap agreements related to purchases (2)	(23,902)	(25,803)	(66,613)	(70,342)
Net gains (losses) on commodity price swap agreements	$10,562	$9,315	$31,143	$6,406

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 56% and 63% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended September 30, 2013 and 2012, respectively, and 58% and 64% for the nine months ended September 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 58% and 61% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended September 30, 2013 and 2012, respectively, and 56% and 59% for the nine months ended September 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Nine Months Ended September 30,
	2013	2012	2013	2012
thousands	Purchases		Sales
Consideration (1)	$6,167	$18,946	$82	$760
Net carrying value	2,039	6,765	34	392
Partners’ capital adjustment	$4,128	$12,181	$48	$368

(1)	Includes a payable of $1.8 million for pipe and equipment purchased in September 2013.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). During the nine months ended September 30, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest in January 2014, which is one year from the grant date. Compensation expense is recognized ratably over the vesting period and was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”). WES GP awards phantom units under the WES LTIP primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively.

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
General and administrative expenses included $0.8 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, of equity-based compensation expense for awards granted to the executive officers of WES GP and other employees under the Anadarko Incentive Plans, which was allocated to WES by Anadarko.
For the three and nine months ended September 30, 2012, general and administrative expenses included $8.6 million and $13.9 million, respectively, of compensation expense for grants of Unit Value Rights, Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko. Awards outstanding under the Incentive Plan at September 30, 2012, were valued at $1,053 per UAR. WGP’s IPO in December 2012 resulted in the vesting of all then unvested Incentive Plan awards and the effective termination of the Incentive Plan.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Revenues (1)	$217,624	$180,605	$603,214	$519,460
Cost of product (1)	33,753	42,839	97,801	115,603
Operation and maintenance (2)	13,469	12,638	41,021	38,040
General and administrative (3)	6,090	14,227	17,981	30,811
Operating expenses	53,312	69,704	156,803	184,454
Interest income, net (4)	4,225	4,225	12,675	12,675
Interest expense (5)	—	81	—	2,684
Distributions to WGP unitholders (6)	39,329	—	82,068	—
Distributions to WES unitholders (7)	252	—	494	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	2,148	—	12,588
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	1,464	—	6,528

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

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

(5)
For the three and nine months ended September 30, 2012, includes interest expense recognized on the WES note payable to Anadarko (see Note 8) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. WES repaid the WES note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants in the fourth quarter of 2012. See Note receivable from and amounts payable to Anadarko within this Note 5.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2013	December 31, 2012
Land	n/a	$2,584	$501
Gathering systems	3 to 47 years	3,610,879	2,911,572
Pipelines and equipment	15 to 45 years	119,278	91,126
Assets under construction	n/a	318,107	422,002
Other	3 to 25 years	10,541	7,191
Total property, plant and equipment		4,061,389	3,432,392
Accumulated depreciation		817,489	714,436
Net property, plant and equipment		$3,243,900	$2,717,956

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

7. COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	September 30, 2013	December 31, 2012
Natural gas liquids inventory	$2,438	$1,678
Natural gas imbalance receivables	2,729	1,663
Prepaid insurance	2,083	1,897
Other	1,662	1,760
Total other current assets	$8,912	$6,998

A summary of accrued liabilities is as follows:

thousands	September 30, 2013	December 31, 2012
Accrued capital expenditures	$100,876	$112,311
Accrued plant purchases	20,738	16,350
Accrued interest expense	16,620	15,868
Short-term asset retirement obligations	1,187	1,711
Short-term remediation and reclamation obligations	609	799
Other	293	1,561
Total accrued liabilities	$140,323	$148,600

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DEBT AND INTEREST EXPENSE

The following table presents outstanding debt as of September 30, 2013, and December 31, 2012:

	September 30, 2013			December 31, 2012
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,363	$651,580	$670,000	$673,617	$669,928
5.375% Senior Notes due 2021	500,000	495,042	531,210	500,000	494,661	499,946
WES revolving credit facility	100,000	100,000	100,000	—	—	—
2.600% Senior Notes due 2018	250,000	249,705	249,134	—	—	—
Total debt outstanding	$1,520,000	$1,518,110	$1,531,924	$1,170,000	$1,168,278	$1,169,874

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2013:

thousands	Carrying Value
Balance as of December 31, 2012	$1,168,278
WES revolving credit facility borrowings	595,000
Repayments of WES revolving credit facility	(495,000)
Issuance of 2.600% Senior Notes due 2018	250,000
Other	(168)
Balance as of September 30, 2013	$1,518,110

WES Senior Notes. In August 2013, WES completed the offering of $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”) at a price to the public of 99.879% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2018 Notes is 2.806%. Interest will be paid semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2018 Notes will mature on August 15, 2018, unless redeemed, in whole or in part, prior to maturity. Proceeds (net of underwriting discount of $1.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under WES’s $800.0 million senior unsecured revolving credit facility (“WES RCF”).
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
At September 30, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes and the 2018 Notes.

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

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the WES note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

WES revolving credit facility. At September 30, 2013, and December 31, 2012, the interest rate on the WES RCF was 1.68% and 1.71%, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at September 30, 2013, and December 31, 2012.
At September 30, 2013, WES had $100.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit issued and $687.2 million available for borrowing under the WES RCF. At September 30, 2013, WES was in compliance with all covenants under the WES RCF.
The 2021 Notes, the 2022 Notes, the 2018 Notes and obligations under the WES RCF are recourse to WES GP, and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of September 30, 2013, the 2013 Indemnification Agreement applied to the $250.0 million of 2018 Notes. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.68% and 1.71% at September 30, 2013, and December 31, 2012, respectively.
WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of September 30, 2013, WGP had no outstanding borrowings under the WGP WCF, and WGP was in compliance with all covenants under the WGP WCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Third parties
Interest expense on long-term debt	$14,994	$11,919	$43,783	$28,036
Amortization of debt issuance costs and commitment fees (1)	1,135	1,201	3,252	3,225
Capitalized interest	(3,111)	(2,224)	(9,552)	(3,827)
Total interest expense – third parties	13,018	10,896	37,483	27,434
Affiliates
Interest expense on WES note payable to Anadarko (2)	—	—	—	2,440
Interest expense on affiliate balances (3)	—	81	—	244
Total interest expense – affiliates	—	81	—	2,684
Interest expense	$13,018	$10,977	$37,483	$30,118

(1)
For the three and nine months ended September 30, 2013, includes $0.3 million and $0.8 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering of the 2022 Notes, partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and 2018 Notes and (iii) underwriters’ fees. For the three and nine months ended September 30, 2012, includes $0.4 million and $0.8 million, respectively, of amortization of the original issue discount and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(2)	In June 2012, the WES note payable to Anadarko was repaid in full. See WES note payable to Anadarko within this Note 8.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of September 30, 2013, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of approximately $61.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Lancaster plant and an expansion project at the Fort Lupton compressor station in the Wattenberg system. In addition, as of September 30, 2013, and in conjunction with the Mont Belvieu JV acquisition, WES is committed to fund 25%, or approximately $13.6 million, of the total remaining estimated net project cost to complete the construction of the fractionation facilities over the next six months (see Note 2).

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.
Rent expense associated with the office, warehouse and equipment leases was $0.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part I, Item 8 of our 2012 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on March 28, 2013, and our other public filings and press releases. Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of Western Gas Partners, LP (“WES”) is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us and WGP GP. “WGP and Affiliates” refers to subsidiaries of Anadarko, including us in our individual capacity, and “affiliates” refers to subsidiaries of Anadarko excluding us, and includes the interests in Fort Union Gas Gathering, LLC, (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and a joint venture, Enterprise EF78 LLC (“Mont Belvieu JV”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized.

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

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to utilize its revolving credit facility (“WES RCF”);

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and WGP GP, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	our or WES’s ability to acquire assets on acceptable terms;

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

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a limited partnership and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware master limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. WES currently owns assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma) and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of September 30, 2013, WES owned and operated thirteen natural gas gathering systems, eight natural gas treating facilities, eight natural gas processing facilities, three NGL pipelines and three natural gas pipelines. In addition, WES had interests in five non-operated natural gas gathering systems, one operated natural gas gathering system and three operated natural gas processing facilities, with separate interests accounted for under the equity method in two natural gas gathering systems, a crude oil pipeline and two NGL fractionators currently under construction. WES also had the Lancaster processing facility under construction in Northeast Colorado at the end of the third quarter of 2013.

Significant financial highlights during the first nine months of 2013 included the following:

•	We raised our distribution to $0.21375 per unit for the third quarter of 2013, representing an 8% increase over the distribution for the second quarter of 2013.

•
WES issued $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018. Net proceeds were used to repay amounts then outstanding under the WES RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•	WES completed construction and commenced operations in June 2013 of the 200 MMcf/d Brasada gas processing plant and related facilities in the Eagleford shale area of South Texas.

•	WES announced a project to expand the processing capacity at its Lancaster plant, which is currently under construction, by another 300 MMcf/d with a second cryogenic processing train.

•
WES completed the acquisition of a 25% interest in the Mont Belvieu JV, which is constructing NGL fractionators located in Mont Belvieu, Texas, and the acquisition of Overland Trail Transmission, LLC, which owns and operates an intrastate pipeline connecting WES’s Red Desert and Granger complexes in southwestern Wyoming. See Acquisitions below.

•
WES issued 7,058,350 common units to the public, generating net proceeds of $427.3 million, including WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF, with the remaining net proceeds used for general partnership purposes, including the funding of capital expenditures.

•
WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems in north-central Pennsylvania and the acquisition from a third party of a 33.75% interest (operated by Anadarko) in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, also in north-central Pennsylvania. See Acquisitions below.

•
WES raised its distribution to $0.58 per unit for the third quarter of 2013, representing a 4% increase over the distribution for the second quarter of 2013, a 16% increase over the distribution for the third quarter of 2012, and its eighteenth consecutive quarterly increase.

Significant operational highlights during the first nine months of 2013 included the following:

•
Throughput attributable to WES totaled 3,285 MMcf/d and 3,111 MMcf/d for the three and nine months ended September 30, 2013, respectively, representing a 16% and a 13% increase, respectively, compared to the same periods in 2012.

•
Gross margin (total revenues less cost of product) attributable to WES averaged $0.59 per Mcf and $0.57 per Mcf for the three and nine months ended September 30, 2013, respectively, representing a 9% and 6% increase, respectively, compared to the same periods in 2012.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2012 and 2013, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
MGR (1)	01/13/2012	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/2012	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/2013	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/2013	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/2013	25%	—	78,129	—	—
OTTCO (6)	09/03/2013	100%	27,500	—	—	—

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

(6)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline which connects WES’s Red Desert and Granger complexes in southwestern Wyoming. The assets acquired are referred to as the “OTTCO pipeline” and the acquisition as the “OTTCO acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of September 30, 2013. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, as a result of asset acquisitions between entities under common control, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control.
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

WES equity offerings

Public equity offerings. WES completed the following public equity offerings during 2012 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,203	424,733

(1)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(2)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

Other equity offerings. Pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “Continuous Offering Program”), WES initiated trades totaling 218,750 common units during the three and nine months ended September 30, 2013, at an average price per unit of $58.22, generating gross proceeds of $12.7 million (including WES GP’s proportionate capital contribution and before $0.1 million of invoiced offering expenses), of which $2.7 million had been received as of September 30, 2013.

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
Upon the completion of our IPO in December 2012, we became a publicly traded limited partnership for U.S. federal and state income tax purposes and therefore are not subject to U.S. federal and state income taxes, except for Texas margin tax.

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

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interests in Chipeta, which are already reflected as noncontrolling interests in WES’s consolidated financial statements. In addition, in March 2013, WES acquired a 33.75% interest in the Liberty and Rome gas gathering systems from Anadarko Marcellus Midstream, L.L.C. (“AMM”), a wholly owned subsidiary of Anadarko. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in our consolidated financial statements for the three and nine months ended September 30, 2013.

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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s board of directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP will be amortized over the vesting periods applicable to the awards. During the nine months ended September 30, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors, which will vest in January 2014, which is one year from the grant date.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.68% and 1.71% at September 30, 2013, and December 31, 2012, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of September 30, 2013, we had no outstanding borrowings under the WGP WCF. At September 30, 2013, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Net income attributable to WES	$78,400	$46,579	$189,257	$143,539
Incremental income tax expense (1)	—	(9,086)	—	(29,202)
Limited partner interests in WES not held by WGP (2)	(33,403)	(18,182)	(75,095)	(59,302)
General and administrative expenses (3)	(686)	—	(2,872)	—
Other income	27	—	74	—
Net income attributable to WGP	$44,338	$19,311	$111,364	$55,035

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

(2)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of September 30, 2013 and 2012, publicly held limited partner interests represented a 54.5% and 56.6% interest in WES, respectively. As of September 30, 2013, AMM held a 0.4% limited partner interest in WES.

(3)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating activities for WGP and WES and net cash provided by financing activities for WGP and WES are reconciled as follows:

	Nine Months Ended September 30,
thousands	2013	2012
WES net cash provided by operating activities	$289,069	$343,587
Income taxes (1)	—	(62,042)
General and administrative expenses (2)	(2,872)	—
Non-cash equity-based compensation expense	219	—
Changes in working capital	(419)	11
Other income	74	—
WGP net cash provided by operating activities	$286,071	$281,556

WES net cash provided by financing activities	$555,718	$486,644
Proceeds from issuance of WES general partner units (3)	(9,278)	(4,497)
Offering expenses from the issuance of WGP common units (4)	(2,367)	—
Distributions to WGP unitholders (5)	(90,211)	—
Distributions to WGP from WES (6)	120,998	69,615
Net contributions from (distributions to) Anadarko (7)	—	(3,087)
WGP net cash provided by financing activities	$574,860	$548,675

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

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(3)
Difference is attributable to elimination upon consolidation of proceeds to WES from issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(4)	Represents additional offering costs incurred in conjunction with WGP’s IPO in December 2012.

(5)	Represents distributions to WGP common unitholders for the pro-rated fourth quarter of 2012 and for the first and second quarters of 2013.

(6)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. As of September 30, 2013, WGP held a 43.1% limited partner interest in WES and, through its ownership of WES GP, indirectly held a 2.0% general partner interest in WES and 100% of WES’s incentive distribution rights. During the nine months ended September 30, 2013 and 2012, WES paid $215.1 million and $141.5 million, respectively, to its unitholders, of which $94.1 million and $71.9 million, respectively, were paid to noncontrolling interest owners.

(7)
Difference attributable to (i) contribution of current tax expense, (ii) changes in net income, and (iii) elimination upon consolidation of proceeds from WES equity transactions and WES distributions to WGP.

RESULTS OF OPERATIONS
OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Gathering, processing and transportation of natural gas and natural gas liquids	$130,781	$93,933	$343,471	$278,966
Natural gas, natural gas liquids and condensate sales	141,326	136,106	402,616	386,818
Equity income and other, net	5,894	4,695	16,787	13,936
Total revenues (1)	278,001	234,734	762,874	679,720
Total operating expenses (1)	187,813	173,422	538,523	491,907
Operating income	90,188	61,312	224,351	187,813
Interest income, net – affiliates	4,225	4,225	12,675	12,675
Interest expense	(13,018)	(10,977)	(37,483)	(30,118)
Other income (expense), net	439	522	1,612	(287)
Income before income taxes	81,834	55,082	201,155	170,083
Income tax expense	58	5,080	4,431	14,588
Net income	81,776	50,002	196,724	155,495
Net income attributable to noncontrolling interests	3,376	3,423	7,467	11,956
Net income attributable to Western Gas Partners, LP (2)	$78,400	$46,579	$189,257	$143,539
Key performance metrics (3)
Gross margin	$184,485	$145,627	$492,815	$425,001
Adjusted EBITDA attributable to Western Gas Partners, LP	$125,174	$97,494	$328,749	$279,813
Distributable cash flow	$105,881	$74,778	$274,794	$229,429

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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2013” refer to the comparison of the three months ended September 30, 2013, to the three months ended September 30, 2012; any increases or decreases “for the nine months ended September 30, 2013” refer to the comparison of the nine months ended September 30, 2013, to the nine months ended September 30, 2012; and any increases or decreases “for the three and nine months ended September 30, 2013” refer to both the comparisons for the three and nine months ended September 30, 2013.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
throughput in MMcf/d	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Gathering, treating and transportation (1)	1,844	1,576	17%	1,746	1,598	9%
Processing (2)	1,397	1,228	14%	1,320	1,182	12%
Equity investment (3)	221	236	(6)%	211	236	(11)%
Total throughput (4)	3,462	3,040	14%	3,277	3,016	9%
Throughput attributable to noncontrolling interests	177	204	(13)%	166	254	(35)%
Total throughput attributable to Western Gas Partners, LP	3,285	2,836	16%	3,111	2,762	13%

(1)
Excludes average NGL pipeline volumes of 25 MBbls/d and 22 MBbls/d for the three and nine months ended September 30, 2013, respectively, and 22 MBbls/d and 25 MBbls/d for the three and nine months ended September 30, 2012, respectively. Includes 100% of Wattenberg system volumes for all periods presented and throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest.

(2)	Consists of 100% of Chipeta, Hilight and Platte Valley system volumes, 100% of the Granger and Red Desert complex volumes, and 50% of Newcastle volumes.

(3)
Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes WES’s 10% share of average White Cliffs pipeline volumes consisting of 6 MBbls/d and 7 MBbls/d for the three and nine months ended September 30, 2013, respectively, and 6 MBbls/d for both the three and nine months ended September 30, 2012.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput increased by 268 MMcf/d and 148 MMcf/d for the three and nine months ended September 30, 2013, respectively, due to increased volumes at the Non-Operated Marcellus Interest and additional throughput from the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreases at the Bison facility resulting from reduced drilling activity in the area and at MIGC due to the expiration of a firm transportation agreement effective September 2012.
Processing throughput increased by 169 MMcf/d and 138 MMcf/d for the three and nine months ended September 30, 2013, respectively, primarily due to throughput increases at Chipeta, the start-up of the Brasada plant in June 2013, and an increase in volumes at the Red Desert complex due to additional well connections during the period. In addition, for the nine months ended September 30, 2013, increased volumes processed at a plant included in the MGR acquisition (“the Granger straddle plant”) contributed to the increase. These increases were partially offset by a decrease in throughput at the Granger complex due to natural production declines in the area.
Equity investment volumes decreased by 15 MMcf/d and 25 MMcf/d for the three and nine months ended September 30, 2013, respectively, primarily due to lower throughput at the Fort Union system due to production declines in the area.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$130,781	$93,933	39%	$343,471	$278,966	23%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $36.8 million for the three months ended September 30, 2013, primarily due to increases of $9.1 million, $7.2 million, and $7.2 million at the Non-Operated Marcellus Interest, the Wattenberg system, and Chipeta, respectively, due to higher throughput, an increase of $6.1 million due to the start-up of the Brasada plant in June 2013, and an increase of $4.7 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013.
Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $64.5 million for the nine months ended September 30, 2013, primarily due to increases of $21.6 million, $17.4 million, and $12.0 million at the Non-Operated Marcellus Interest, the Wattenberg system, and Chipeta, respectively, all due to higher throughput, an increase of $8.1 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013, and an increase of $6.9 million due to the start-up of the Brasada plant in June 2013.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and per-unit amounts	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Natural gas sales	$30,034	$24,223	24%	$85,025	$73,524	16%
Natural gas liquids sales	104,535	105,124	(1)%	294,133	291,293	1%
Drip condensate sales	6,757	6,759	—%	23,458	22,001	7%
Total	$141,326	$136,106	4%	$402,616	$386,818	4%
Average price per unit:
Natural gas (per Mcf)	$5.06	$4.21	20%	$4.53	$4.19	8%
Natural gas liquids (per Bbl)	$48.09	$48.80	(1)%	$47.65	$47.89	(1)%
Drip condensate (per Bbl)	$76.69	$75.13	2%	$76.18	$75.78	1%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $5.2 million for the three months ended September 30, 2013, which consisted of a $5.8 million increase in natural gas sales and a $0.6 million decrease in NGLs sales.
For the three months ended September 30, 2013, natural gas sales increased primarily due to a 20% increase in the overall sales price of natural gas and increased sales volumes resulting from higher throughput at the Wattenberg system, the Red Desert complex, and the Hilight system, partially offset by a decrease at the Granger complex due to lower volumes sold as a result of a decline in throughput and by a decrease at the Platte Valley system due to a gas flow change that became effective in July 2013, whereby volumes previously processed under percentage-of-proceeds contracts are now processed under fee-based agreements.
The decline in NGLs sales for the three months ended September 30, 2013, was primarily due to a decrease of $6.8 million at Chipeta due to a decrease in average price, partially offset by an increase in volume, a decrease of $5.3 million at the Platte Valley system due to the gas flow change described above, and a decrease of $1.9 million at the Granger complex due to lower volumes sold as a result of declines in throughput. These decreases were partially offset by increases of $6.2 million, $4.9 million and $2.1 million at the Hilight system, the Wattenberg system and the Red Desert complex, respectively, due to higher volumes sold as a result of increased throughput.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $15.8 million for the nine months ended September 30, 2013, which consisted of an $11.5 million increase in sales of natural gas, a $2.8 million increase in NGLs sales and a $1.5 million increase in drip condensate sales.

For the nine months ended September 30, 2013, natural gas sales increased primarily due to an 8% increase in the overall sales price of natural gas and higher sales volumes at the Red Desert complex and the Wattenberg system. These increases were partially offset by a decrease at the Granger complex due to a decrease in volumes sold as a result of decreased throughput.
The growth in NGLs sales for the nine months ended September 30, 2013, was primarily due to increases of $15.4 million, $8.5 million, $4.9 million and $4.0 million resulting from higher volumes processed and sold at the Red Desert complex, the Hilight system, the Wattenberg system and the Granger straddle plant, respectively. These increases were partially offset by a decrease of $16.5 million at Chipeta (with a corresponding decrease in cost of product), a decrease of $8.8 million at the Granger complex due to a decrease in volumes sold as a result of decreased throughput, and a decrease of $5.8 million at the Platte Valley system due to the aforementioned gas flow changes.
The growth in drip condensate sales for the nine months ended September 30, 2013 was primarily due to a $1.6 million increase at the Wattenberg system due to an increase in condensate volumes sold as a result of increased throughput.
For the three and nine months ended September 30, 2013 and 2012, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Newcastle, Hugoton and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Equity income	$4,501	$3,804	18%	$12,205	$10,752	14%
Other revenues, net	1,393	891	56%	4,582	3,184	44%
Total	$5,894	$4,695	26%	$16,787	$13,936	20%

For the three and nine months ended September 30, 2013, equity income increased by $0.7 million and $1.5 million, respectively, primarily due to volume increases at White Cliffs, partially offset by a decrease in income due to lower volumes at Fort Union.
Other revenues, net increased by $0.5 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, primarily due to the collection of deficiency fees associated with volume commitments at Chipeta.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Cost of product	$93,516	$89,107	5%	$270,059	$254,719	6%
Operation and maintenance	42,757	35,493	20%	121,165	103,304	17%
Total cost of product and operation and maintenance expenses	$136,273	$124,600	9%	$391,224	$358,023	9%

Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended September 30, 2013, increased by $4.4 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•
a $3.7 million net increase in residue purchases primarily at the Wattenberg system, the Red Desert complex, and the Hilight system, partially offset by decreases at the Platte Valley system and the Granger complex;

•	a $0.7 million increase due to changes in imbalance positions; and

•
a $1.5 million net decrease in NGL purchases primarily at Chipeta, the Platte Valley system, and the Granger complex, partially offset by increases at the Hilight system, the Red Desert complex, and the Wattenberg system.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the nine months ended September 30, 2013, increased by $15.3 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•
a $9.7 million net increase in residue purchases primarily at the Red Desert complex, the Wattenberg system, and the Granger straddle plant, partially offset by decreases at the Granger complex and the Hilight system; and

•
a $3.6 million net increase in NGL purchases primarily at the Red Desert complex, the Hilight system, and the Wattenberg system, partially offset by decreases at Chipeta, the Granger complex, and the Platte Valley system.

Cost of product expense for the three and nine months ended September 30, 2013 and 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Operation and maintenance expense increased by $7.3 million for the three months ended September 30, 2013, primarily due to a $4.0 million increase in plant repairs and maintenance and a $2.5 million increase in salaries, wages and payroll taxes, primarily at the Wattenberg system, Chipeta and the Brasada plant.
Operation and maintenance expense increased by $17.9 million for the nine months ended September 30, 2013, primarily due to an increase of $6.9 million in property, overhead and facility expense attributable to the Non-Operated Marcellus Interest. In addition, plant repairs and maintenance increased by $6.3 million, and salaries, wages, and payroll tax expense increased by $4.9 million, primarily at the Wattenberg system, Chipeta, the Hilight system and the Brasada plant.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
General and administrative	$7,276	$15,039	(52)%	$22,228	$35,623	(38)%
Property and other taxes	6,649	5,328	25%	18,520	14,998	23%
Depreciation, amortization and impairments	37,615	28,455	32%	106,551	83,263	28%
Total general and administrative, depreciation and other expenses	$51,540	$48,822	6%	$147,299	$133,884	10%

General and administrative expenses decreased by $7.8 million and $13.4 million for the three and nine months ended September 30, 2013, respectively, primarily due to a decrease of $8.6 million and $13.9 million, respectively, in non-cash compensation expenses attributable to the awards outstanding under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”), which were settled in December 2012 when the Incentive Plan terminated in conjunction with our IPO. These declines were partially offset by increases of $0.5 million and $1.3 million, respectively, in corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
For the three months ended September 30, 2013, property and other taxes increased by $1.3 million, primarily due to ad valorem tax increases of $0.8 million associated with capital additions at the Wattenberg system and Chipeta and $0.3 million due to the completion of the Brasada plant in June 2013. For the nine months ended September 30, 2013, property and other taxes increased by $3.5 million, primarily due to ad valorem tax increases of $2.6 million associated with capital additions at the Platte Valley and Wattenberg systems and $0.8 million due to the completion of the Brasada plant in June 2013.
For the three months ended September 30, 2013, depreciation, amortization and impairments increased by $9.2 million, primarily attributable to a $3.2 million increase in depreciation expense associated with capital projects completed at the Wattenberg system, Chipeta, and the Hilight system, a $2.4 million increase in depreciation expense related to the completion of the Brasada plant in June 2013, a $1.7 million increase in depreciation expense associated with the Non-Operated Marcellus Interest, and a $1.2 million increase in depreciation expense associated with the March 2013 acquisition of the Anadarko-Operated Marcellus Interest.
For the nine months ended September 30, 2013, depreciation, amortization and impairments increased by $23.3 million, primarily attributable to a $10.1 million increase in depreciation expense associated with capital projects completed at the Wattenberg system, Chipeta, and the Platte Valley and Hilight systems, a $5.5 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, a $3.7 million increase in depreciation expense related to the completion of the Brasada plant in June 2013, and a $2.7 million increase in depreciation expense associated with the March 2013 acquisition of the Anadarko-Operated Marcellus Interest.

Interest Income, Net – Affiliates and Interest Expense

Amortization of debt issuance costs and commitment fees in the table below includes amortization of (i) the original issue discount for the June 2012 offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022, (ii) the original issue premium for the October 2012 offering of an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022, (iii) the original issue discount for the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), (iv) the original issue discount for the August 2013 offering of $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), and (v) underwriters’ fees. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Interest income on note receivable	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income, net – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Interest expense on long-term debt	$(14,994)	$(11,919)	26%	$(43,783)	$(28,036)	56%
Amortization of debt issuance costs and commitment fees (1)	(1,135)	(1,201)	(5)%	(3,252)	(3,225)	1%
Capitalized interest	3,111	2,224	40%	9,552	3,827	150%
Affiliates
Interest expense on WES note payable to Anadarko (2)	—	—	—%	—	(2,440)	(100)%
Interest expense on affiliate balances (3)	—	(81)	(100)%	—	(244)	(100)%
Interest expense	$(13,018)	$(10,977)	19%	$(37,483)	$(30,118)	24%

(1)
For the three and nine months ended September 30, 2013, includes $0.3 million and $0.8 million, respectively, of amortization of debt issuance costs and underwriters’ fees for the 2022 Notes, the 2021 Notes, and the 2018 Notes. For the three and nine months ended September 30, 2012, includes $0.4 million and $0.8 million, respectively, of amortization of debt issuance costs and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(2)	In June 2012, the WES note payable to Anadarko was repaid in full. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Interest expense increased by $2.0 million and $7.4 million for the three and nine months ended September 30, 2013, respectively, primarily due to interest expense incurred on the 2022 Notes of $1.5 million and $14.7 million, respectively, as well as interest incurred on the 2018 Notes of $0.8 million for both the three and nine months ended September 30, 2013. In addition, interest expense increased on the WES RCF by $0.7 million and $0.2 million, respectively, for the three and nine months ended September 30, 2013, primarily due to greater average outstanding borrowings in the current period. However, for the nine months ended September 30, 2013, the increase in interest expense was partially offset by a decrease of $2.4 million attributable to the repayment of the note payable to Anadarko in June 2012. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Also partially offsetting the increases in interest expense for the three and nine months ended September 30, 2013, were increases of capitalized interest of $0.9 million and $5.7 million, respectively, associated with the expansion of the Lancaster plant and construction of the two Mont Belvieu fractionators. The increase in capitalized interest for the nine months ended September 30, 2013, also included interest associated with the construction of the Brasada plant which was completed in June 2013.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Other income (expense), net	$439	$522	(16)%	$1,612	$(287)	n/m (1)

(1)	Percent change is considered not meaningful (“nm”).

For the three and nine months ended September 30, 2013 and 2012, other income (expense), net included $0.4 million and $1.2 million, respectively, of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition. In addition, for the three and nine months ended September 30, 2013, other income (expense), net included $0.1 million and $0.4 million, respectively, of interest earned on overnight investments. For the nine months ended September 30, 2012, other income (expense), net also included a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with WES’s June 2012 offering of the 2022 Notes. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Income before income taxes	$81,834	$55,082	49%	$201,155	$170,083	18%
Income tax expense	58	5,080	(99)%	4,431	14,588	(70)%
Effective tax rate	—%	9%		2%	9%

WES is not a taxable entity for U.S. federal income tax purposes; however, WES’s income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to WES assets acquired from Anadarko, and WES’s share of Texas margin tax.
Income attributable to (a) the Non-Operated Marcellus Interest prior to and including March 2013 and (b) the MGR assets prior to and including January 2012 was subject to federal and state income tax. Income earned by the Non-Operated Marcellus Interest and MGR assets for periods subsequent to March 2013 and January 2012, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Net income attributable to noncontrolling interests	$3,376	$3,423	(1)%	$7,467	$11,956	(38)%

For the nine months ended September 30, 2013, net income attributable to noncontrolling interests decreased by $4.5 million, primarily due to WES’s acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

KEY PERFORMANCE METRICS

thousands except percentages and gross margin per Mcf	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Inc/ (Dec)	2013	2012	Inc/ (Dec)
Gross margin	$184,485	$145,627	27%	$492,815	$425,001	16%
Gross margin per Mcf (1)	0.58	0.52	12%	0.55	0.51	8%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.59	0.54	9%	0.57	0.54	6%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	125,174	97,494	28%	328,749	279,813	17%
Distributable cash flow (3)	$105,881	$74,778	42%	$274,794	$229,429	20%

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

(2)	Calculated as described in footnote one above, except also excludes the noncontrolling interest owners’ proportionate share of revenues, cost of product and throughput.

(3)
For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA, Distributable cash flow and Reconciliation to GAAP measures.

Gross margin and Gross margin per Mcf. Gross margin increased by $38.9 million and $67.8 million for the three and nine months ended September 30, 2013, respectively, primarily due to higher margins at the Non-Operated Marcellus Interest, the Wattenberg system, the Anadarko-Operated Marcellus Interest, Chipeta, and the start-up of the Brasada plant in June 2013.
Gross margin per Mcf increased by $0.06 and $0.04 for the three and nine months ended September 30, 2013, respectively, primarily due to higher margins and increases in throughput at Chipeta, the Wattenberg system, and the Non-Operated Marcellus Interest, as well as overall changes in the throughput mix of WES’s portfolio.

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

Adjusted EBITDA increased by $27.7 million for the three months ended September 30, 2013, primarily due to a $42.6 million increase in total revenues excluding equity income. This amount was offset by a $7.3 million increase in operation and maintenance expenses, a $4.4 million increase in cost of product, a $1.3 million increase in property and other tax expense, and a $1.1 million decrease in distributions from equity investees.
Adjusted EBITDA increased by $48.9 million for the nine months ended September 30, 2013, primarily due to an $81.7 million increase in total revenues excluding equity income and a $4.5 million decrease in net income attributable to noncontrolling interest. These amounts were offset by a $17.9 million increase in operation and maintenance expenses, a $15.3 million increase in cost of product, and a $3.5 million increase in property and other tax expense.

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
Distributable cash flow increased by $31.1 million for the three months ended September 30, 2013, primarily due to a $27.7 million increase in Adjusted EBITDA and a $6.0 million decrease in maintenance capital expenditures, offset by a $3.0 million increase in net cash paid for interest expense.
Distributable cash flow increased by $45.4 million for the nine months ended September 30, 2013, primarily due to a $48.9 million increase in Adjusted EBITDA and a $9.3 million decrease in maintenance capital expenditures, offset by a $13.3 million increase in net cash paid for interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$125,174	$97,494	$328,749	$279,813
Less:
Distributions from equity investees	4,531	5,584	15,563	15,603
Non-cash equity-based compensation expense	962	9,417	2,663	16,407
Interest expense	13,018	10,977	37,483	30,118
Income tax expense	58	5,080	4,431	14,588
Depreciation, amortization and impairments (1)	36,970	28,011	104,651	81,507
Other expense (1)	—	—	—	1,665
Add:
Equity income, net	4,501	3,804	12,205	10,752
Interest income, net – affiliates	4,225	4,225	12,675	12,675
Other income (1) (2)	39	125	419	187
Net income attributable to Western Gas Partners, LP	$78,400	$46,579	$189,257	$143,539

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$125,174	$97,494	$328,749	$279,813
Adjusted EBITDA attributable to noncontrolling interests	4,017	3,866	9,362	13,709
Interest income (expense), net	(8,793)	(6,752)	(24,808)	(17,443)
Non-cash equity based compensation expense	(80)	(8,482)	(99)	(13,638)
Debt-related amortization and other items, net	630	698	1,756	1,728
Current income tax expense	(80)	646	(3,224)	6,977
Other income (expense), net (2)	43	126	424	(1,475)
Distributions from equity investees less than (in excess of) equity income, net	(30)	(1,780)	(3,358)	(4,851)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(1,304)	34,817	(28,425)	47,403
Accounts payable, accrued liabilities and natural gas imbalance payable	6,482	39,209	6,818	29,261
Other	(2,003)	(2,441)	1,874	2,103
Net cash provided by operating activities	$124,056	$157,401	$289,069	$343,587

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$289,069	$343,587
Net cash used in investing activities			$(1,226,404)	$(1,009,296)
Net cash provided by financing activities			$555,718	$486,644

(1)
Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)
Excludes income of $0.4 million and $1.2 million for each of the three and nine months ended September 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2013		2012	2013		2012
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$105,881		$74,778	$274,794		$229,429
Less:
Distributions from equity investees	4,531		5,584	15,563		15,603
Non-cash equity-based compensation expense	962		9,417	2,663		16,407
Interest expense, net (non-cash settled)	—		81	—		244
Income tax expense	58		5,080	4,431		14,588
Depreciation, amortization and impairments (1)	36,970		28,011	104,651		81,507
Other expense (1)	—		—	—		1,665
Add:
Equity income, net	4,501		3,804	12,205		10,752
Cash paid for maintenance capital expenditures (1) (3)	7,389		13,398	19,595		28,863
Capitalized interest	3,111		2,224	9,552		3,827
Cash paid for income taxes	—		423	—		495
Other income (1) (2)	39		125	419		187
Net income attributable to Western Gas Partners, LP	$78,400		$46,579	$189,257		$143,539

Distributions declared (4)
Limited partners	$65,181			$184,734
General partner	18,805			48,710
Total	$83,986			$233,444
Coverage ratio	1.26	x		1.18	x

(1)
Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)
Excludes income of $0.4 million and $1.2 million for each of the three and nine months ended September 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)	Net of a prior period adjustment reclassifying $0.7 million from capital expenditures to operating expenses for the nine months ended September 30, 2012.

(4)	Reflects WES distributions of $0.58 and $1.68 per unit declared for the three and nine months ended September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and general partner, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of September 30, 2013, included cash and cash equivalents, cash flows generated from operations, including interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of its general partner on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On October 16, 2013, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.58 per unit, which equates to $84.0 million in aggregate including incentive distributions. The cash distribution is payable on November 12, 2013, to WES unitholders of record at the close of business on October 31, 2013.
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

Working capital. As of September 30, 2013, WES had a $55.0 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of September 30, 2013, was primarily due to its use of $215.5 million of cash on hand to fund the Non-Operated Marcellus Interest acquisition on March 1, 2013 and $78.1 million of cash on hand to fund the Mont Belvieu JV acquisition on June 5, 2013. As of September 30, 2013, WES had $687.2 million available for borrowing under its $800.0 million RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2013	2012
Acquisitions	$710,158	$605,960

Expansion capital expenditures	$450,107	$374,338
Maintenance capital expenditures	19,571	29,611
Total capital expenditures (1)	$469,678	$403,949

Capital incurred (2)	$458,236	$450,989

(1)
Capital expenditures for the nine months ended September 30, 2013, included $8.0 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the nine months ended September 30, 2012, included $105.8 million of pre-acquisition capital expenditures for the Non-Operated Marcellus Interest acquisition.

(2)
Capital incurred for the nine months ended September 30, 2013, included $8.0 million of capitalized interest. Capital incurred for the nine months ended September 30, 2013 and 2012, included $8.8 million and $109.6 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest acquisition and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included the OTTCO acquisition in the third quarter of 2013, the Mont Belvieu JV acquisition in the second quarter of 2013, the Anadarko-Operated Marcellus Interest acquisition and the Non-Operated Marcellus Interest acquisition in the first quarter of 2013, the acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in the third quarter of 2012, and the MGR acquisition in the first quarter of 2012, as discussed in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $65.7 million for the nine months ended September 30, 2013. Expansion capital expenditures increased by $75.8 million (including a $4.2 million increase in capitalized interest) for the nine months ended September 30, 2013, primarily due to an increase of $110.1 million related to the construction of the Brasada and Lancaster plants and a $54.8 million increase in expenditures at the Wattenberg and Hilight systems. These increases were partially offset by a $93.8 million decrease at Chipeta and the Non-Operated Marcellus Interest. Maintenance capital expenditures decreased by $10.0 million, primarily as a result of decreased expenditures of $9.4 million at the Wattenberg, Hilight, Haley, and Platte Valley systems and the Red Desert complex, partially offset by a $1.2 million increase at the Anadarko-Operated Marcellus Interest.
WES updated its estimated total capital expenditures for the year ended December 31, 2013, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions, from an originally reported range of $550 million to $600 million, to a current range of $670 million to $740 million, to include the 2013 portion of expansion capital at Lancaster, as well as the additional expansion capital needed at both the Wattenberg and Hilight systems.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2013	2012
Net cash provided by (used in):
Operating activities	$289,069	$343,587
Investing activities	(1,226,404)	(1,009,296)
Financing activities	555,718	486,644
Net increase (decrease) in cash and cash equivalents	$(381,617)	$(179,065)

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2013, was $289.1 million, compared to $343.6 million for the nine months ended September 30, 2012. Operating cash flows decreased primarily due to the impact of changes in working capital items, partially offset by higher sales volumes and higher average natural gas prices. The impact of changes in working capital items was largely attributable to a decrease in the change in accrued interest expense due to interest paid on the 2022 Notes issued in the second half of 2012. Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior period.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$469.7 million of capital expenditures;

•	$134.6 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$27.5 million of cash paid for the OTTCO acquisition;

•	$19.1 million of cash paid related to a White Cliffs expansion project anticipated to be completed in the first half of 2014;

•
$26.0 million of capital contributions to the Mont Belvieu JV to fund WES’s current share of construction costs for the fractionation facilities anticipated to be completed by the first quarter of 2014; and

•	$4.4 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the nine months ended September 30, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$403.9 million of capital expenditures;

•	$128.3 million of cash paid for Anadarko’s then remaining 24% membership interest in Chipeta; and

•	$18.9 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2013, included the following:

•
$424.7 million of net proceeds from the WES May 2013 equity offering, including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest, $245.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$250.0 million of borrowings to fund the Non-Operated Marcellus Interest acquisition;

•
$247.6 million of net proceeds from the WES 2018 Notes offering in August 2013, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition;

•	$184.0 million of borrowings to fund capital expenditures;

•	$27.5 million of borrowings to fund the OTTCO acquisition;

•
$2.6 million of net proceeds from activity under WES’s Continuous Offering Program (as defined and discussed in Registered Securities within this Item 2), including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest; and

•
$0.5 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after WES common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net contributions from Anadarko attributable to intercompany balances were $4.5 million during the nine months ended September 30, 2013, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2012, included the following:

•	$511.3 million of net proceeds from the WES 2022 Notes offering in June 2012, after underwriting and original issue discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.4 million of net proceeds from the WES June 2012 equity offering.

Proceeds from the WES 2022 Notes offering were used to repay amounts outstanding under the WES RCF and WES’s note payable to Anadarko. Net contributions from Anadarko attributable to intercompany balances were $60.3 million during the nine months ended September 30, 2012, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

For the nine months ended September 30, 2013 and 2012, WES paid $215.1 million and $141.5 million, respectively, of cash distributions to its unitholders. Contributions from noncontrolling interest owners of Chipeta totaled $2.2 million and $26.9 million during the nine months ended September 30, 2013 and 2012, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions to noncontrolling interest owners of Chipeta totaled $8.0 million and $14.3 million for the nine months ended September 30, 2013 and 2012, respectively, representing the distributions paid as of September 30 of the respective year. Decreases in contributions by and distributions to noncontrolling interest owners of Chipeta were also impacted by WES’s August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Debt and credit facilities. As of September 30, 2013, the carrying value of WES’s outstanding debt consisted of $249.7 million of the 2018 Notes, $673.4 million of the 2022 Notes, $495.0 million of the 2021 Notes and $100.0 million of the WES RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

WES Senior Notes. In August 2013, WES completed the offering of $250.0 million aggregate principal amount of the 2018 Notes at a price to the public of 99.879% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 2.806%. Interest will be paid semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2018 Notes will mature on August 15, 2018, unless redeemed, in whole or in part, prior to maturity. Proceeds (net of underwriting discount of $1.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the WES RCF.
In June 2012, WES completed the offering of $520.0 million aggregate principal amount of the 2022 Notes at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of the 2022 Notes at a price to the public of 105.178% of the face amount.
In May 2011, WES completed the offering of $500.0 million aggregate principal amount of the 2021 Notes at a price to the public of 98.778% of the face amount.
At September 30, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes and 2018 Notes.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

WES RCF. As of September 30, 2013, WES had $100.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under the $800.0 million WES RCF. The interest rate was 1.68% and 1.71% at September 30, 2013, and December 31, 2012, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.25% at September 30, 2013, and December 31, 2012. At September 30, 2013, WES was in compliance with all covenants under the WES RCF.
The 2021 Notes, the 2022 Notes, the 2018 Notes and obligations under the WES RCF are recourse to WES GP, and as of December 31, 2012, WES GP was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the WES RCF.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of September 30, 2013, the 2013 Indemnification Agreement applied to the $250.0 million of 2018 Notes. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

WGP working capital facility. On November 1, 2012, we entered into the $30.0 million WGP WCF with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.68% and 1.71% at September 30, 2013, and December 31, 2012, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of September 30, 2013, we had no outstanding borrowings under the WGP WCF and were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (the “Continuous Offering Program”). See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of trades initiated by WES under its Continuous Offering Program.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of September 30, 2013, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the nine months ended September 30, 2013, were low compared to historic rates. As of September 30, 2013, there were no borrowings under the WGP WCF and WES had $100.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of the borrowings under the WES RCF.
Additional variable rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of our general partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Transition Period for Assessment of Internal Control Over Financial Reporting. Our most recent annual report filed on March 28, 2013, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are not engaged in any material litigation. WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which final disposition could have a material adverse effect on its results of operations, cash flows or financial condition.
In July 2013, Kerr-McGee Gathering LLC, a WES subsidiary, entered into a consent order with the Colorado Department of Public Health and Environment relating to the failure to comply with certain terms of certain permits at its Frederick compression station and agreed to pay a penalty of approximately $125,000.

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

3.2
First Amended and Restated Agreement of Limited Partnership of Western Gas Equity Partners, LP, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

3.3
Certificate of formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.2 to the Western Gas Equity Partners, LP Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

3.4
Amended and Restated Limited Liability Company Agreement of Western Gas Equity Holdings, LLC, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

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
4.5
Fifth Supplemental Indenture, dated as of August 14, 2013, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
4.7	Form of 2.600% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

November 7, 2013

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

November 7, 2013

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)