Form 10-K
period 2013-12-31
Western Gas Equity Partners, LP
filed 2014-02-28
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35753

WESTERN GAS EQUITY PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	46-0967367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Robbins Drive The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(832) 636-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Units Representing Limited Partner Interests	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $788.9 million on June 28, 2013, based on the closing price as reported on the New York Stock Exchange.

At February 24, 2014, there were 218,903,498 common units outstanding.

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
Fractionation: The process of applying various levels of higher pressure and lower temperature to separate a stream of natural gas liquids into ethane, propane, normal butane, isobutane and natural gasoline for end-use sale.
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
Stabilization: The process of separating very light hydrocarbon gases, methane and ethane in particular, from heavier hydrocarbon components. This process reduces the volatility of condensates/crude oil during transportation and storage. Typically, stabilized condensate / oil has a vapor pressure of less than 11 pounds per square inch, absolute, and a Reid Vapor Pressure of less than 10 pounds per square inch.
Tailgate: The point at which processed natural gas and/or natural gas liquids leave a processing facility for end-use markets.
Wellhead: The point at which the hydrocarbons and water exit the ground.

PART I
Items 1 and 2. Business and Properties
GENERAL OVERVIEW

Western Gas Equity Partners, LP. Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its consolidated subsidiaries (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners,” or like terms refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC (“WES GP”), and WES, as the context requires. Our common units are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “WGP.” Western Gas Equity Holdings, LLC (“WGP GP”) is our general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation.
We were formed in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware MLP, and closed our initial public offering (“IPO”) in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 2.0% general partner interest through our 100% ownership of WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES; and (iii) a significant limited partner interest in WES. As of December 31, 2013, we held 49,296,205 WES common units, representing a 41.2% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,394,345 general partner units, representing a 2.0% general partner interest in WES, and 100% of the WES IDRs.

Western Gas Partners, LP. WES is an MLP engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.” “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and Enterprise EF78 LLC (the “Mont Belvieu JV”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. “MIGC” refers to MIGC LLC, and “Chipeta” refers to Chipeta Processing LLC.

Available information. We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.
We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing with the SEC, on our Internet website located at www.westerngas.com. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s Internet website at www.sec.gov.
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

ASSETS AND AREAS OF OPERATION

As of December 31, 2013, WES’s assets, exclusive of its interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Natural gas pipelines	3	—	—

These assets are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania, and East, South and West Texas. The following table provides information regarding WES’s assets by geographic region, excluding its Lancaster processing plant under construction in Northeast Colorado, as of and for the year ended December 31, 2013:

Area	Asset Type	Miles of Pipeline	Approximate Number of Receipt Points	Gas Compression (Horsepower)	Processing or Treating Capacity (MMcf/d) (1)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (2)
Rocky Mountains	Gathering, Processing and Treating	7,194	5,074	401,457	2,780	2,284
	Transportation	1,192	25	30,002	—	79
Mid-Continent	Gathering	2,053	1,505	92,097	—	73
North-central Pennsylvania	Gathering	530	306	70,750	—	616
East Texas	Gathering and Treating	594	846	37,605	502	218
South and West Texas	Gathering, Processing and Treating	189	87	—	200	98
Total		11,752	7,843	631,911	3,482	3,368

(1)	Capacity excludes 170 MBbls/d of fractionation capacity.

(2)
Throughput includes 100% of Chipeta volumes, 50% of Newcastle volumes, 22% of Rendezvous volumes and 14.81% of Fort Union volumes. Throughput excludes 22 MBbls/d of average NGL pipeline volumes, 7 MBbls/d of average oil pipeline volumes representing WES’s 10% share of average White Cliffs volumes, and 8 MBbls/d of average fractionated volumes representing WES’s 25% share of average Mont Belvieu JV volumes. See Properties below for further descriptions of these systems.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the U.S. See Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2013, 2012 and 2011.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2013, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129	—
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	—	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—	—
OTTCO (4)	09/03/2013	100%	27,500	—	—	—

(1)
WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million in order to maintain WES GP’s 2.0% general partner interest in WES.

(2)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.”

(3)
WES acquired a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionators located in Mont Belvieu, Texas, from a third party. The interest acquired is accounted for under the equity method of accounting.

(4)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline that connects WES’s Red Desert and Granger complexes in southwestern Wyoming.

Presentation of WES assets. References to the “WES assets” refer collectively to the assets indirectly owned by WGP, through its partnership interests in WES, as of December 31, 2013. Since Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control.

EQUITY OFFERINGS

WES public equity offerings. WES completed the following public equity offerings during 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
May 2013 equity offering	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,500,000	91,837	61.51	8,716	273,728

(1)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(2)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest.

(3)
Excludes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option, and the corresponding issuance of 6,122 general partner units of WES to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Total net proceeds for the partial exercise of the underwriters’ over-allotment option (including the WES GP’s proportionate capital contribution) were $18.3 million.

Pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “Continuous Offering Program”), during the three months ended December 31, 2013, WES completed trades totaling 642,385 common units, at an average price per unit of $60.83, generating gross proceeds of $39.9 million (including WES GP’s proportionate capital contribution and before $0.9 million of associated offering expenses). During the year ended December 31, 2013, WES completed trades totaling 685,735 common units at an average price per unit of $60.84, generating gross proceeds of $42.6 million (including WES GP’s proportionate capital contribution and before $1.0 million of associated offering expenses).

Other WES equity offerings. In March 2013, as partial consideration for WES’s acquisition of the Non-Operated Marcellus Interest, WES issued 449,129 common units to Anadarko Marcellus Midstream, L.L.C., (“AMM”), a subsidiary of Anadarko, at an implied price of $54.55 per common unit. In addition, please refer to Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

STRATEGY

Our primary business objective is to continue to increase our cash distributions per unit over time, which can only be achieved if WES meets its primary business objective of increasing its cash distributions per unit over time. To accomplish this objective, WES intends to execute the following strategy:

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

•
Managing commodity price exposure. WES intends to continue limiting its direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to commodity price uncertainty through the use of fee-based contracts and fixed-price hedges.

•
Maintaining investment grade ratings. WES intends to operate at appropriate leverage and distribution coverage levels in line with other partnerships in its sector that have received investment grade credit ratings. By maintaining an investment grade credit rating with all three credit rating agencies, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that WES will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance their accretion and overall return.

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

•
Relatively stable and predictable cash flows. WES’s cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the approximately three-fourths of its services that are provided pursuant to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit its exposure to commodity price changes with respect to its percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2013, 99% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements.

•
Financial flexibility to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, and access to debt and equity capital markets provide it with the financial flexibility to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. WES currently has investment grade ratings from all three major rating agencies and, as of December 31, 2013, had no outstanding borrowings under its $800.0 million senior unsecured revolving credit facility (“WES RCF”), and had $12.8 million in outstanding letters of credit issued under the WES RCF.

•
Substantial presence in basins with strong producer economics. WES’s portfolio includes midstream assets located in major onshore producing basins in Wyoming, Colorado, Utah, Kansas, Oklahoma, Pennsylvania, and Texas. WES’s interests in the Anadarko-Operated and Non-Operated Marcellus gathering systems serve dry gas production from the Marcellus shale, which provides attractive producer returns due to the overall scale and quality of the underlying resource, as well as its access to premium markets in the northeast United States. In addition, gathering and processing systems and facilities, such as WES’s Wattenberg, Platte Valley, and Brasada assets serve production in liquids-rich growth areas where the hydrocarbon production contains not only natural gas, but also oil, condensate, and significant amounts of NGLs. NGL prices have historically been correlated to crude oil prices as opposed to natural gas prices. Due to the relatively high current price of crude oil as compared to natural gas, production in these areas offers WES’s customers higher margins and superior economics compared to basins in which the gas is predominantly dry. This pricing environment offers expansion opportunities for certain of WES’s systems as producers attempt to increase their wet gas and crude oil production. See Properties below for further asset descriptions.

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

•
Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed eight related-party acquisitions and five third-party acquisitions, for an aggregate value of $2.9 billion. WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

We believe that WES will effectively leverage its competitive strengths to successfully implement its strategy; however, WES’s business involves numerous risks and uncertainties that may prevent it from achieving its primary business objective. For a more complete description of the risks associated with our and WES’s business, please read Item 1A of this Form 10-K.

WES’s RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

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
As of December 31, 2013, Anadarko held 199,137,365 of our common units, representing a 91.0% limited partner interest in us. In addition, as of December 31, 2013, we held 49,296,205 WES common units, representing a 41.2% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,394,345 general partner units, representing a 2.0% general partner interest in WES, and 100% of the WES IDRs. AMM, a subsidiary of Anadarko, separately held 449,129 WES common units, representing a 0.4% limited partner interest in WES as of December 31, 2013.
In connection with our IPO in December 2012, we entered into an omnibus agreement with our general partner and Anadarko that governs (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the omnibus agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship with them regarding certain reimbursement and indemnification matters.
During the year ended December 31, 2013, 57% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko, and 56% of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. In addition, with respect to the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has dedicated to WES, pursuant to the terms of its applicable gathering agreements, all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems. In executing WES’s growth strategy, which includes acquiring and constructing additional midstream assets, it will utilize the significant experience of Anadarko’s management team.

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

INDUSTRY OVERVIEW

The midstream natural gas industry is the link between the exploration for and production of natural gas and the delivery of the resulting hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the natural gas value chain by gathering raw natural gas from producers at the wellhead, separating the hydrocarbons into dry gas (primarily methane) and NGLs, and then routing the separated dry gas and NGL streams for delivery to end-use markets or to the next intermediate stage of the value chain.
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

•
Fractionation. Fractionation is the process of applying various levels of higher pressure and lower temperature to separate a stream of NGLs into ethane, propane, normal butane, isobutane and natural gasoline for end-use sale.

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

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation, and the following map depicts WES’s significant midstream assets as of December 31, 2013:

Rocky Mountains—Northeast Wyoming

Bison treating facility. The Bison treating facility, located in northeastern Wyoming, consists of three amine treaters with a combined treating capacity of 450 MMcf/d (which varies depending upon the carbon dioxide content of the inlet gas). The assets also include three compressors with a combined compression of 5,230 horsepower and five generators with combined power output of 6.5 megawatts. WES operates and has a 100% working interest in the Bison assets, which provide carbon dioxide treating services for coal-bed methane gas being gathered in the Powder River Basin to meet downstream pipeline specifications. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.

Customers. Anadarko provided 70% of the throughput at the Bison treating facility for the year ended December 31, 2013. The remaining throughput was from one third-party producer.

Supply and delivery points. The Bison treating facility treats and compresses gas from the coal-bed methane wells in the Powder River Basin of Wyoming. The Bison pipeline, operated by TransCanada, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility also has access to the Fort Union and Thunder Creek pipelines.

Fort Union gathering system and treating facility. The Fort Union system is a gathering system operating within the Powder River Basin of Wyoming, starting in west central Campbell County and terminating at the Medicine Bow treating plant. The Fort Union gathering system consists of three parallel 106-mile, 24-inch pipelines and includes carbon dioxide treating facilities at the Medicine Bow plant. The system’s gas treating capacity will vary depending upon the carbon dioxide content of the inlet gas. At current carbon dioxide levels, the system is capable of treating and blending over 1.25 Bcf/d while satisfying the carbon dioxide specifications of downstream pipelines.

Customers. Anadarko is the field and construction operator of the Fort Union gathering system in which WES has a 14.81% interest. Anadarko and the other members of Fort Union, Copano Pipelines/Rocky Mountains, LLC (37.04%), Crestone Powder River LLC (37.04%), and Bargath, LLC (11.11%), are the only firm shippers on the Fort Union system. To the extent capacity on the system is not used by the members, it is available to third parties under interruptible agreements.

Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the four Fort Union members throughout the Powder River Basin. As of December 31, 2013, the Fort Union system gathered gas from 2,300 Anadarko-operated coal-bed methane wells producing in the Big George coal play and a nearby multi-seam coal fairway. Anadarko had a working interest in over 1.2 million gross acres within the Powder River Basin as of December 31, 2013. Another of the Fort Union owners has a comparable working interest in a large majority of Anadarko’s producing coal-bed methane wells. The two remaining Fort Union owners gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

Delivery points. The Fort Union system delivers coal-bed methane gas to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	Colorado Interstate Gas Company (“CIG”);

•	Kinder Morgan Interstate Gas Transportation Company; and

•	Wyoming Interstate Gas Company.
These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the U.S.

Hilight gathering system and processing plant. The 1,122-mile Hilight gathering system, located in northeastern Wyoming, provides low- and high-pressure gathering services for the area’s conventional gas production and delivers natural gas to the Hilight plant for processing. The Hilight gathering system has 11 compressor stations with 31,741 combined horsepower. The Hilight plant has a capacity of 60 MMcf/d, utilizes a refrigeration process and provides for fractionation of the recovered NGL products into propane, butanes and natural gasoline.

Customers. Gas gathered and processed through the Hilight system is primarily from numerous third-party customers, with the six largest producers providing 73% of the system throughput during the year ended December 31, 2013.

Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties. Customers of the Hilight gathering system, including Anadarko, have historically maintained and more recently increased throughput by developing new prospects and performing workovers.

Delivery points. The Hilight plant delivers residue into WES’s MIGC transmission line. Hilight is not connected to an active NGL pipeline; therefore all fractionated NGLs are sold locally through its truck and rail loading facilities.

MIGC transportation system. The MIGC system is a 241-mile interstate pipeline regulated by the Federal Energy Regulatory Commission (“FERC”) and operating within the Powder River Basin of Wyoming. The MIGC system traverses the Powder River Basin from north to south, extending to Glenrock, Wyoming. As a result, the MIGC system is well positioned to provide transportation for the extensive natural gas volumes received from various coal-bed methane gathering systems and conventional gas processing plants throughout the Powder River Basin. MIGC offers both forward-haul and backhaul transportation services and is certificated for 175 MMcf/d of firm transportation capacity.

Customers. Anadarko is the largest firm shipper on the MIGC system, with 84% of throughput for the year ended December 31, 2013. The remaining throughput on the MIGC system was from 14 third-party shippers.
Revenues on the MIGC system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. The current firm transportation agreement with Anadarko for 40 MMbtu/d runs through October 2018. In addition to its certificated forward-haul capacity, MIGC provides firm backhaul service subject to flowing capacity. WES has 11 MMbtu/d contracted through May 2014 under backhaul service agreements that are renegotiated on an annual basis. Most of MIGC’s interruptible gas transportation agreements are month-to-month with the remainder generally having terms of less than one year.
To maintain and increase throughput on the MIGC system, WES must continue to contract capacity to shippers, including producers and marketers, for transportation of their natural gas. WES monitors producer and marketing activities in the area served by MIGC to identify new opportunities and to manage MIGC’s throughput.

Supply. As of December 31, 2013, Anadarko had a working interest in over 1.2 million gross acres within the Powder River Basin. Anadarko’s gross acreage includes substantial undeveloped acreage positions in the Big George coal play and the multiple seam coal fairway to the north of the Big George coal play.
MIGC receives gas from various coal seam producers and from the Hilight system, as well as from WBI Energy Transmission, Inc. on the north end of the transportation system.

Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	CIG;

•	Tallgrass Interstate Gas Transmission, LLC; and

•	Wyoming Interstate Gas Company.

Volumes can also be delivered to the MGTC, Inc. (“MGTC”) intrastate pipeline, a Hinshaw pipeline that supplies local markets in Wyoming.

Newcastle gathering system and processing plant. The 183-mile Newcastle gathering system, located in Weston and Niobrara Counties of Wyoming, was built to provide gathering services for conventional gas production in the area. The gathering system delivers into the Newcastle plant, which has gross capacity of 3 MMcf/d. The plant utilizes a refrigeration process and provides for fractionation of the recovered NGLs into propane and butane/gasoline mix products. WES is a 50.0% joint-venture interest owner in the Newcastle facility, which is also owned by Black Hills Exploration and Production, Inc. (44.7%) and John Paulson (5.3%). The Newcastle gathering system includes a compressor station with 560 horsepower. The Newcastle plant has an additional 2,100 horsepower for refrigeration and residue compression.

Customers. Gas gathered and processed through the Newcastle system is from 11 third-party customers, with the largest three producers providing 84% of the system throughput during the year ended December 31, 2013. The largest producer provided 61% of the throughput during the year ended December 31, 2013.

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

Rocky Mountains—Southwest Wyoming

Granger gathering system and processing complex. The 857-mile Granger natural gas gathering system and gas processing facility is located in Sweetwater County, Wyoming. The Granger complex includes eight field compression stations and has 43,950 combined horsepower. The processing facility has cryogenic capacity of 200 MMcf/d, refrigeration capacity of 100 MMcf/d and NGL fractionation capabilities. The Granger complex also includes a plant with refrigeration capacity of 200 MMcf/d (“the Granger straddle plant”), which is accounted for as a capital lease and was acquired in connection with the acquisition of MGR. The current Granger straddle plant processing contract expires in December 2014.

Customers. Anadarko is the largest customer for the Granger complex with 32% of throughput for the year ended December 31, 2013. The remaining throughput was from various third-party customers, with the four largest shippers providing 57% of the system throughput.

Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale anticline fields. The Granger gas gathering system has 706 receipt points.

Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

•	CIG;

•	The Kern River and Mountain Gas Transportation, Inc. (“MGTI”) pipelines via a connect with Rendezvous Pipeline Company;

•	Northwest Pipeline Co. (“NWPL”);

•	OTTCO; and

•	QEP Resources (“QEP”).

The NGLs have market access to Enterprise’s Mid-America Pipeline Company (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex. The Red Desert complex is a group of gathering and processing assets located in Sweetwater and Carbon Counties in Southwest Wyoming. As of December 31, 2013, the Red Desert complex included the Patrick Draw cryogenic processing plant with a capacity of 125 MMcf/d, the Red Desert cryogenic processing plant with a capacity of 48 MMcf/d, 1,039 miles of gathering lines, and related facilities.

Customers. For the year ended December 31, 2013, 3% of the Red Desert complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the six largest producers providing 72% of the system throughput.

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

Rendezvous gathering system. The Rendezvous gathering system is a 338-mile mainline gathering system in southwestern Wyoming that delivers gas to WES’s Granger complex and other locations. QEP is the operator of the Rendezvous gathering system and holds a 78% joint-venture interest, while WES holds the remaining 22% joint-venture interest. The Rendezvous gathering system includes a compressor station with 7,485 horsepower.

Customers. QEP and Anadarko are the only firm shippers on the Rendezvous gathering system. To the extent capacity on the system is not used by those shippers, it is available to third parties under interruptible agreements.

Supply and delivery points. The Rendezvous gathering system provides mainline gathering service for gas from the Jonah and Pinedale anticline fields and delivers to WES’s Granger plant, as well as QEP Field Services’ Blacks Fork gas processing plant which connects to Questar Pipeline, NWPL and Kern River Pipeline via Rendezvous Pipeline Company, a FERC-regulated Questar affiliate.

OTTCO transportation system. The OTTCO system is a 242-mile intrastate pipeline in Sweetwater, Lincoln, and Uinta Counties in Wyoming, which provides natural gas gathering and transmission service and connects to WES’s Red Desert and Granger complexes.

Customers. For the year ended December 31, 2013, 13% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. Most of OTTCO’s gas transportation agreements are month-to-month with the remainder generally having terms of less than one year. WES’s current third-party firm transportation agreement for 21 MMbtu/d extends through December 2021.

Supply and delivery points. Supply points to the OTTCO transportation system include the Granger complex and the Exxon Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities and also an interconnection with Kern River Pipeline.

Rocky Mountains—Utah

Chipeta processing complex and NGL pipeline. WES is the managing member and 75% owner of Chipeta. The remaining 25% membership interest is held by Ute Energy Midstream Holdings LLC (“Ute Energy”). Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant, which currently provide 970 MMcf/d of cryogenic and refrigeration processing capacity in the Greater Natural Buttes field in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic). WES also owns 100% of a FERC-regulated NGL pipeline, comprised of two parallel NGL pipelines with a combined length of 32 miles, which connects the Chipeta and Natural Buttes plants to a third-party pipeline for NGL transportation out of the area.

Customers. Anadarko is the largest customer on the Chipeta system with 86% of the system throughput for the year ended December 31, 2013. The balance of throughput on the system during the year ended December 31, 2013 was from seven third-party customers.

Supply. The Chipeta system is well positioned to access Anadarko and third-party production in the Uintah Basin. Anadarko controls 223,000 gross acres in the Uintah Basin. Chipeta is connected to both Anadarko’s Natural Buttes gathering system and to the Three Rivers gathering system owned by Ute Energy and a third party.

Delivery points. The Chipeta plant delivers NGLs to the MAPL, which provides transportation through the Seminole and Texas Express pipelines in West Texas and ultimately to the NGL markets at Mont Belvieu, Texas and the Texas Gulf Coast. The Chipeta plant has natural gas delivery points through the following pipelines:

•	CIG;

•	Questar Pipeline Company; and

•	WIC.

Clawson gathering system and treating facility. The 47-mile Clawson gathering system, located in Carbon and Emery Counties of Utah, was built in 2001 and provides gathering, dehydration, compression and treating services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Clawson gathering system includes a compressor station with 6,310 horsepower and a carbon dioxide treating facility.

Customers. Anadarko is the largest shipper on the Clawson gathering system with 97% of the total throughput delivered into the system during the year ended December 31, 2013. The remaining throughput on the system was from one third-party producer.

Supply. The Clawson Springs field covers 7,000 acres and produces primarily from the Ferron Coal play.

Delivery points. The Clawson gathering system delivers into Questar Transportation Services Company’s pipeline.

Helper gathering system and treating facility. The 67-mile Helper gathering system, located in Carbon County, Utah, provides gathering, dehydration, compression and treating services for Anadarko’s coal-bed methane development of the Ferron coal play. The Helper gathering system includes two compressor stations with 14,075 combined horsepower and two carbon dioxide treating facilities.

Customers. Anadarko is the only shipper on the Helper gathering system.

Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uintah Basin that produce from the Ferron Coal play. The Helper field covers 18,900 acres, and the Cardinal Draw field, which lies immediately to the east of Helper field, covers 17,300 acres.

Delivery points. The Helper gathering system delivers into Questar Transportation Services Company’s pipeline. Questar provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River Pipeline, which provides transportation to markets in the Western U.S., primarily California.

Rocky Mountains—Colorado

DJ Basin gathering system and processing plants. The Platte Valley and Wattenberg systems are located in the Denver-Julesburg Basin (“DJ Basin”), northeast of Denver, Colorado. The Platte Valley system consists of a processing plant with current cryogenic capacity of 100 MMcf/d, two fractionation trains, a 1,105-mile natural gas gathering system and related equipment. The Platte Valley gathering system has 13 compressor stations with 17,011 combined horsepower.
The Wattenberg gathering system is a 2,020-mile wet gas gathering system and includes seven compressor stations with 103,524 combined horsepower. The Fort Lupton processing plant, part of the Wattenberg system, has two trains with combined processing capacity of 105 MMcf/d. The Platteville treating facility, also part of the Wattenberg system, has an amine treater with a treating capacity of 34 MMcf/d. See also Assets Under Construction below.

Customers. For the year ended December 31, 2013, 7% of the Platte Valley system throughput was from Anadarko and the remaining throughput was from various third-party customers, with the largest providing 83% of the throughput. Anadarko-operated production represented 68% of Wattenberg system throughput during the year ended December 31, 2013. 28% of Wattenberg system throughput was from two third-party producers and the remaining throughput was from various third-party customers.

Supply and delivery points for the Platte Valley gathering system and processing plant. There were 575 receipt points connected to the Platte Valley gathering system as of December 31, 2013. The Platte Valley system is connected to WES’s Wattenberg gathering system and is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield, Denver, Elbert, and Weld Counties, Colorado. The Platte Valley system delivers NGLs to local markets and is connected to the Overland Pass Pipeline and the Wattenberg Pipeline (formerly the Buckeye Pipeline). In addition, the Platte Valley system can deliver to the CIG and Xcel Energy residue pipelines.

Supply and delivery points for the Wattenberg gathering system and Fort Lupton processing plant. There were 2,331 receipt points and over 6,500 wells connected to the gathering system as of December 31, 2013. The Wattenberg gathering system is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield and Weld Counties. Anadarko controls 762,000 gross acres in the Wattenberg field. Anadarko drilled 388 wells and completed 7,702 fracs in connection with its active recompletion and re-frac program at the Wattenberg field during the year ended December 31, 2013, and has identified 4,000 opportunities to increase production including new well locations, re-fracs and recompletions.

As of December 31, 2013, the Wattenberg gathering system has five delivery points, including the following primary delivery points:

•	Anadarko’s Wattenberg processing plant;

•	WES’s Fort Lupton processing plant; and

•	WES’s Platte Valley processing plant.

The two remaining delivery points are DCP Midstream’s Spindle processing plant and AKA Energy’s Gilcrest processing plant. All delivery points are connected to the CIG and Xcel Energy residue pipelines and the Overland Pass Pipeline for NGLs. In addition, a truck-loading facility provides access to local NGL markets. Anadarko’s Wattenberg and WES’s Platte Valley processing plants also have NGL connections to the Wattenberg Pipeline (formerly the Buckeye Pipeline). The Front Range Pipeline, which was under construction at December 31, 2013, is being built to transport NGLs from the DJ Basin to Skellytown, Texas. See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

White Cliffs pipeline. The White Cliffs pipeline is a 527-mile, 12-inch crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. It has a current capacity of 70 MBbls/d and is undergoing an expansion project for an additional 80 MBbls/d, projected to be completed in the first half of 2014. At the point of origin, it has a 100,000-barrel storage facility adjacent to a truck-unloading facility. WES owns a 10% joint-venture interest in White Cliffs, which is also owned by SemGroup Pipeline LLC (51%), Plains All American Pipeline, LP (34%) and Noble Energy, Inc. (5%).

Customers. The White Cliffs pipeline had two committed shippers, including Anadarko, during the year ended December 31, 2013. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates.

Supply. The White Cliffs pipeline is supplied by production from the DJ Basin and offers the only direct route from the DJ Basin to Cushing, Oklahoma.

Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries.

Mid-Continent

Hugoton gathering system. The 2,053-mile Hugoton gathering system provides gathering service to the Hugoton field and is primarily located in Seward, Stevens, Grant and Morton Counties of Southwest Kansas and Texas County in Oklahoma. The Hugoton gathering system has 44 compressor stations with 92,097 combined horsepower.

Customers. Anadarko is the largest customer on the Hugoton gathering system with 84% of the system throughput during the year ended December 31, 2013. In addition, 7% of the throughput on the Hugoton system was from two third-party shippers, with the balance from various other third-party shippers.

Supply. The Hugoton field continues to be a long-life, low-decline asset for Anadarko, which has an extensive acreage position in the field with 470,000 gross acres. The Hugoton system is well positioned to gather volumes that may be produced from successful new wells drilled by third-party producers.

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

North-central Pennsylvania

Marcellus gathering systems. The gathering systems in the Non-Operated Marcellus Interest and the Anadarko-Operated Marcellus Interest serve production from the Marcellus shale in north-central Pennsylvania. The Non-Operated Marcellus Interest includes the Liberty and Rome gas gathering systems, with interflow gas from the Smithfield, Auburn, Litchfield and Overfield gas gathering systems. The Liberty and Rome systems consist of 431 miles of pipelines within Lycoming, Sullivan, Bradford, Wyoming and Susquehanna Counties in Pennsylvania. A subsidiary of Access Midstream Partners is the field and construction operator of the Non-Operated Marcellus Interest gathering systems, in which WES and Access Midstream Partners each have a 33.75% interest.
The Anadarko-Operated Marcellus Interest includes the Larry’s Creek, Seely and Warrensville gas gathering systems, which consist of 99 miles of pipelines within Lycoming County in Pennsylvania. Anadarko is the field and construction operator of the Anadarko-Operated Marcellus Interest gathering systems, in which WES and Anadarko each have a 33.75% interest.
The other owners of the gathering systems in the Non-Operated Marcellus Interest and the Anadarko-Operated Marcellus Interest are Mitsui E&P USA, LLC (16.25%) and Statoil Pipelines (16.25%).

Customers. As of December 31, 2013, there were seven and five priority shippers on the Non-Operated Marcellus Interest gathering systems and the Anadarko-Operated Marcellus Interest gathering systems, respectively, including Anadarko. For the year ended December 31, 2013, Anadarko represented 23% and 36% of throughput on the Non-Operated Marcellus Interest and the Anadarko-Operated Marcellus Interest gathering systems, respectively. Capacity not used by priority shippers is available to third parties.

Supply and delivery points. As of December 31, 2013, Anadarko had a working interest in over 413,000 gross acres within the Marcellus shale. The Non-Operated Marcellus Interest gathering systems have access to the Transcontinental Gas Pipeline Company, LLC (“TRANSCO”) pipeline, the Tennessee Gas Pipeline Company, LLC and the Millennium Pipeline Company, L.L.C. The Anadarko-Operated Marcellus Interest gathering systems have access to the TRANSCO pipeline.

East Texas

Dew gathering system. The 324-mile Dew gathering system is located in Anderson, Freestone, Leon and Robertson Counties of East Texas. The system provides gathering, dehydration and compression services and ultimately delivers into the Pinnacle gas treating system for any required treating. The Dew gathering system has nine compressor stations with 36,265 combined horsepower.

Customers. Anadarko is the only shipper on the Dew gathering system.

Supply. As of December 31, 2013, Anadarko had 778 producing wells in the Bossier play and controlled 109,000 gross acres in the area.

Delivery points. The Dew gathering system has delivery points with Kinder Morgan’s Tejas pipeline and with Pinnacle, which is the primary delivery point and is described in more detail below.

Pinnacle gathering system and treating facility. The Pinnacle system includes the 270-mile Pinnacle gathering system and the Bethel treating facility. The Pinnacle system provides sour gas gathering and treating service in Anderson, Freestone, Leon, Limestone and Robertson Counties of East Texas. The Bethel treating facility, located in Anderson County, has total carbon dioxide treating capacity of 502 MMcf/d and 20 LTD of sulfur treating capacity.

Customers. Anadarko is the largest shipper on the Pinnacle gathering system with 91% of system throughput for the year ended December 31, 2013. The remaining throughput on the system during that period was from four third-party shippers.

Supply. The Pinnacle gathering system is well positioned to provide sour gas gathering and treating services to the five-county area over which it extends, which includes the Cotton Valley Lime formations, which contain relatively high concentrations of sulfur and carbon dioxide.

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

Mont Belvieu JV fractionation trains. The Mont Belvieu JV owns two NGL fractionation trains located in Mont Belvieu, Texas. Each train has the capability to fractionate up to 85 MBbls/d of NGLs. Enterprise Products Partners L.P. (“Enterprise”) is the operator of the Mont Belvieu JV, with a 75% joint-venture interest, while WES holds the remaining 25% joint-venture interest.

Customers. The Mont Belvieu JV does not directly contract with customers, but rather is allocated volumes from Enterprise based on the available capacity of the other trains at Enterprise’s NGL fractionation complex in Mont Belvieu, Texas.

Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines that terminate there, including the Enterprise-operated Seminole Pipeline, the Skelly-Belvieu pipeline, and the Texas Express Pipeline. Individual NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminal. See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

South and West Texas

Haley gathering system. The 120-mile Haley gathering system provides gathering and dehydration services in Loving County, Texas and gathers a portion of Anadarko’s production from the Delaware Basin.

Customers. Anadarko’s production represented 66% of the Haley gathering system’s throughput for the year ended December 31, 2013. The remaining throughput was attributable to two third-party producers.

Supply. In the greater Delaware Basin, Anadarko had access to 416,000 gross acres as of December 31, 2013, a portion of which is gathered by the Haley gathering system.

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

Brasada processing facility, pipelines and stabilization facility. The Brasada facility, located near the town of Cotulla in La Salle County, Texas, began operations in June 2013 for the processing of gas and the stabilization of condensate from Anadarko’s production in the Eagleford shale. The Brasada facility consists of a 200 MMcf/d cryogenic processing plant, a 15 MBbls/d condensate stabilization facility, a 30-mile 24-inch gas pipeline, a 30-mile 8-inch condensate pipeline, and other gas treating facilities.

Customers. Anadarko provides 100% of the throughput to the Brasada facility. Anadarko delivers gas and condensate to the plant on behalf of itself and its upstream partners.

Supply. Supply of gas and NGLs for the facility comes from Anadarko’s production in the Eagleford shale, in which Anadarko controls 413,000 gross acres.

Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream. It delivers the NGLs into the South Texas NGL Pipeline System operated by Enterprise.

Assets Under Construction

WES currently has the following significant project scheduled for completion in 2014 that is supported by long-term, fee-based throughput commitments from Anadarko.

•
Lancaster plant in the DJ Basin: WES is currently constructing a new cryogenic plant which will process production from the Niobrara and Codell formations in the Wattenberg field. The first train of the new plant has a capacity of 300 MMcf/d and is expected to begin service in the first quarter of 2014. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee of 270 MMcf/d, which will begin on the plant’s in-service date. A second train has been approved that will provide an additional 300 MMcf/d of capacity and is expected to be completed in the second quarter of 2015. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee of 200 MMcf/d, which will begin on the plant’s in-service date.

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
We believe the primary advantages of WES’s assets are their proximity to established and/or future production, and the service flexibility they provide to producers. We believe WES can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants at December 31, 2013.

System	Competitor(s)

Anadarko-Operated Marcellus Interest gathering systems	PVR Midstream and National Fuel Gas Midstream
Bison treating facility	Thunder Creek Gas Services and Fort Union (treating only)
Brasada processing facility, pipeline and stabilization facility	Enterprise, Energy Transfer, and Kinder Morgan, Inc.
Chipeta processing complex	QEP and Kinder Morgan, Inc.
Dew and Pinnacle gathering systems and Pinnacle treating facility	ETC Texas Pipeline, Ltd., Enbridge Pipelines (East Texas) LP, XTO Energy and Kinder Morgan Tejas Pipeline, LP
Fort Union gathering system and treating facility	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, and TransCanada
Granger gathering system and processing complex	Williams Field Services, Enterprise/TEPPCO and QEP
Haley gathering system	Anadarko’s Delaware Basin Joint Venture, Enterprise GC, LP, Regency Gas Services, LP and Targa Midstream Services, LP
Helper and Clawson gathering systems and treating facilities	XTO Energy
Hilight gathering system and processing plant	DCP Midstream, ONEOK Gas Gathering Company, Thunder Creek Gas Services, Crestwood-Access, Tallgrass Energy Partners, and Rowdy Gathering Company
Hugoton gathering system	ONEOK Gas Gathering Company, DCP Midstream Partners, LP, Pioneer Natural Resources and Linn Energy
Mont Belvieu JV fractionation trains	Targa Resources LP, Phillips 66, Lone Star NGL LLC, and ONEOK Partners, LP
Newcastle gathering system and processing plant	DCP Midstream
Non-Operated Marcellus Interest gathering systems	PVR Midstream
Platte Valley gathering system and processing plant	DCP Midstream and AKA Energy
Red Desert gathering system and processing complex	Williams Field Services and QEP
Rendezvous gathering system	Enterprise/TEPPCO
Wattenberg gathering system and processing plant	DCP Midstream and AKA Energy

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, TransCanada’s Bison pipeline, which commenced operations in January 2011, and the Fort Union gathering system. The White Cliffs pipeline and the OTTCO transportation system face no direct competition from other pipelines, although White Cliffs pipeline shippers could sell crude oil in local markets or ship crude via rail services rather than via pipeline to Cushing, Oklahoma.

REGULATION OF OPERATIONS

Safety and Maintenance

Some of the pipelines WES uses to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (the “DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (“PSI Act”) and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES Act”). The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGL pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. WES believes that its pipeline operations are in substantial compliance with applicable NGPSA and HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs.
Most recently these pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require WES to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in WES incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

In addition, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. WES does not anticipate any significant difficulty or material cost in complying with applicable intrastate pipeline safety laws and regulations in 2014. WES’s pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements. WES, or the entities in which it owns an interest, inspect their pipelines regularly in substantial compliance with applicable state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on WES and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. PHMSA continues to evaluate the public comments received with respect to more stringent integrity management programs and recently, pursuant to one of the requirements in the 2011 Pipeline Safety Act, published a proposed rulemaking on August 1, 2013, seeking comments on whether an expansion of integrity management requirements beyond current high consequence areas would mitigate the need for class location requirements that have been used in the past primarily to differentiate risk along the pipeline.
In addition, WES is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the community right-to-know regulations of the U.S. Environmental Protection Agency (the “EPA”) under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in WES’s operations and that such information be provided to employees, state and local government authorities and citizens. WES and the entities in which it owns an interest are also subject to OSHA Process Safety Management (“PSM”) regulations, as well as the EPA’s Risk Management Program (“RMP”), which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We believe that WES is in substantial compliance with all applicable laws and regulations relating to worker health and safety. However, notwithstanding the applicability of those PSM and RMP requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in the recent past expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenge by one or more midstream operators; however, to the extent that such legal challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

Interstate Transportation Pipeline Regulation

Regulation of pipeline transportation services may affect certain aspects of WES’s business and the market for its products and services.
The operation of WES’s MIGC pipeline is subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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
On October 16, 2008, FERC issued Order No. 717, which promulgated new standards of conduct for transmission providers to regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates based on an employee separation approach. Order No. 717 implements revised standards of conduct that include three primary rules: (1) the “independent functioning rule,” which requires transmission function and marketing function employees to operate independently of each other; (2) the “no-conduit rule,” which prohibits passing transmission function information to marketing function employees; and (3) the “transparency rule,” which imposes posting requirements to help detect any instances of undue preference. FERC also clarified in Order No. 717 that existing waivers to the standards of conduct (such as those held by MIGC) shall continue in full force and effect. FERC has issued a number of orders clarifying certain provisions of the Standards of Conduct under Order No. 717; however the subsequent orders did not substantively alter the Standards of Conduct.

In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass-through partnership entity, if the pipeline proves that the ultimate owner of its equity interests has an actual or potential income tax liability on public utility income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its policy statement. The tax allowance policy and a related order were appealed to the D.C. Circuit. The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and upheld FERC’s tax allowance policy and the application of that policy on all points subject to appeal. The D.C. Circuit denied rehearing of the May 29, 2007 decision on August 20, 2007, and the D.C. Circuit’s decision is final. Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. How the policy statement affirmed by the D.C. Circuit is applied in practice to pipelines owned by publicly traded partnerships could impose limits on a pipeline’s ability to include a full income tax allowance in its cost of service.
On April 17, 2008, FERC issued a proposed policy statement regarding the composition of proxy groups for determining the appropriate return on equity for natural gas and oil pipelines using FERC’s Discounted Cash Flow (“DCF”) model. In the policy statement, which modified a proposed policy statement issued in July 2007, FERC concluded (1) MLPs should be included in the proxy group used to determine return on equity for both oil and natural gas pipelines; (2) there should be no cap on the level of distributions included in FERC’s current DCF methodology; (3) Institutional Brokers’ Estimate System forecasts should remain the basis for the short-term growth forecast used in the DCF calculation; (4) the long-term growth component of the DCF model should be limited to fifty percent of long-term gross domestic product; and (5) there should be no modification to the current two-thirds and one-third weighting of the short-term and long-term growth components, respectively. FERC also concluded that the policy statement should govern all gas and oil rate proceedings involving the establishment of return on equity that are pending before FERC. FERC’s policy determinations applicable to master limited partnerships are subject to further modification, and it is possible that these policy determinations may have a negative impact on MIGC’s rates in the future.
On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the “EPAct 2005”). Among other matters, the EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of the EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give FERC authority to impose civil penalties for violations of these statutes, up to $1.0 million per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should WES fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines.

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

Gathering Pipeline Regulation

Regulation of gathering pipeline services may affect certain aspects of WES’s business and the market for its products and services.
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

Intrastate Pipeline Regulation

Regulation of intrastate pipeline services may affect certain aspects of WES’s business and the market for its products and services.
Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, WES believes that the regulation of similarly situated intrastate natural gas transportation in any states in which WES operates and ships natural gas on an intrastate basis will not affect WES’s operations in any way that is of material difference from those of WES’s competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that WES produces, as well as the revenues WES receives for sales of its natural gas.

Interstate Liquids Pipeline Regulation

Regulation of interstate liquids pipeline services may affect certain aspects of WES’s business and the market for its products and services.
WES’s NGL pipelines in the Chipeta processing complex provide service pursuant to GNB NGL Pipeline LLC’s FERC tariff as a common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. FERC regulation requires that interstate liquid pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory.
Rates of interstate NGL pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. This adjustment is subject to review every five years. Under FERC’s regulations, an NGL pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.
The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable rate for a period of up to two years prior to the filing of a complaint.

Pipeline Safety Legislation

On January 3, 2012, the President signed into law the 2011 Pipeline Safety Act. This legislation provides a four-year reauthorization of the federal pipeline safety programs administered by the PHMSA pursuant to the NGPSA and HLPSA. The 2011 Pipeline Safety Act increases the maximum amount of civil penalties the United States can seek from pipeline owners or operators who violate pipeline safety rules and regulations. It authorizes the PHMSA (i) to extend existing integrity management requirements to additional pipelines beyond high-consequence areas, subject to Congressional review, and (ii) to require installation of automatic and remote-controlled shut-off valves on newly constructed transmission pipelines and for ones that are entirely replaced. The act also imposes new notification and reporting requirements. Many specific requirements are expected to be developed as part of future regulations. While we cannot predict how PHMSA will implement the act and other regulatory initiatives relating to pipeline safety, these provisions could have a material effect on WES’s operations and could subject it to more comprehensive and stringent safety requirements and greater penalties for violations of safety rules.

Financial Reform Legislation

For a description of financial reform legislation that may affect WES’s business, financial condition and results of operations, please read Part I, Item 1A—Risk Factors of this Form 10-K.

ENVIRONMENTAL MATTERS
General

WES’s operations are subject to stringent federal, regional, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact WES’s business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way WES can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by WES’s operations or attributable to former operations; and

•	imposing substantial liabilities for pollution resulting from WES’s midstream activities.

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
In addition, WES’s operations and construction activities are subject to state and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as excessive levels of dust or noise or increased traffic congestion, requiring WES to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on our results of operations.
WES has implemented programs and policies designed to keep its pipelines, plants and other facilities in substantial compliance with applicable environmental laws and regulations and it does not believe that its compliance with such legal requirements will have a material adverse effect on its business, or our financial condition, results of operations or cash flows. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts we currently anticipate. WES tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that WES is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.
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

These final rules, among other things, revise existing requirements for volatile organic compound emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring monitoring of connectors, pumps, pressure relief devices and open-ended lines. In addition, these rules establish requirements regarding emissions at gathering systems, boosting facilities, and onshore natural gas processing plants from: (i) wet seal and reciprocating compressors; (ii) specified pneumatic controllers; and (iii) specified storage vessels. Compliance with these requirements may require modifications to certain of WES’s operations, including the installation of new equipment to control emissions from its compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact WES’s business and therefore our results of operations and cash flows.

Climate Change

In 2009, the EPA adopted rules establishing a reporting program for emissions of carbon dioxide, methane and other greenhouse gases, or “GHGs,” from specified large GHG emissions sources in the United States and subsequently expanded the scope of these rules to include the reporting of GHG emissions from onshore oil and natural gas processing, transmission, storage and distribution facilities. Operators of covered sources in the United States must annually monitor and report these GHG emissions to the EPA and certain state agencies. Certain of WES’s facilities are subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds. While WES’s compliance with this reporting program has increased its operating costs, we presently do not believe that these increased costs have a material adverse effect on our results of operations.
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
Moreover, while Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Most of these cap-and-trade programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase being reduced each year in an effort to achieve the overall GHG emission reduction goal. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact WES’s business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on WES’s business, financial condition, demand for WES’s services, results of operations, and cash flows. Finally, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform will include a carbon tax, which could impose additional direct costs on WES’s operations and reduce demand for WES’s services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on WES’s assets and operations.

Water Discharges

The federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S. and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws.
The federal Oil Pollution Act of 1990, as amended (“OPA”), which amends the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under OPA includes owners and operators of onshore facilities, such as WES’s plants and pipelines. Under OPA, owners and operators of facilities that handle, store, or transport oil are required to develop and implement oil spill response plans, and establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible. WES believes that it is in substantial compliance with applicable provisions of the Clean Water Act, OPA and analogous state laws.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions but the EPA has asserted limited regulatory authority over certain hydraulic fracturing activities and has indicated it may seek to further expand its regulation of hydraulic fracturing. Also, the Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on oil and gas leases on Indian lands. In addition, legislation has been introduced from time to time before Congress to provide for federal regulation of hydraulic fracturing.
Moreover, some states in which WES operates, including Colorado, Kansas, Oklahoma, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in November 2013, voters approved local ballot initiatives in the Colorado cities of Boulder, Broomfield, Fort Collins and Lafayette to restrict oil and gas development, including the use of hydraulic fracturing, either temporarily or permanently, within their respective cities’ limits. Further, several federal governmental agencies have conducted or are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality, the EPA and the U.S. Department of Energy. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. While WES does not conduct hydraulic fracturing, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process were to be adopted in areas where WES’s oil and natural gas exploration and production customers, including Anadarko, operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production activities, which could reduce demand for WES’s gathering and processing services.

Endangered Species Considerations

The Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of WES’s pipelines may be located in areas that are designated as habitats for endangered or threatened species, WES believes that it is in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where WES wishes to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to review and consider the listing of numerous species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where WES or its oil and natural gas exploration and production customers operate could cause WES or its customers to incur increased costs arising from species protection measures and could result in delays or limitations in WES’s customers’ performance of operations, which could reduce demand for its midstream services.

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

WES’s real property is classified into two categories: (1) parcels that it owns in fee and (2) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for WES’s operations. Portions of the land on which WES’s plants and other major facilities are located are owned by it in fee title, and WES believes that it has satisfactory title to these lands. The remainder of the land on which WES’s plant sites and major facilities are located are held by it pursuant to surface leases between WES, as lessee, and the fee owner of the lands, as lessors. WES or its affiliates have leased or owned these lands for many years without any material challenge known to it relating to the title to the land upon which the assets are located, and WES believes that it has satisfactory leasehold estates or fee ownership of such lands. WES has no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by WES or to its title to any material lease, easement, right-of-way, permit or lease, and WES believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.
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
Anadarko may hold record title to portions of certain assets as WES makes the appropriate filings in the jurisdictions in which such assets are located and obtain any consents and approvals as needed. Such consents and approvals would include those required by federal and state agencies or other political subdivisions. In some cases, Anadarko temporarily holds record title to property as nominee for WES’s benefit and in other cases may, on the basis of expense and difficulty associated with the conveyance of title, cause its affiliates to retain title, as nominee for WES’s benefit, until a future date. WES anticipates that there will be no material change in the tax treatment of its common units resulting from Anadarko holding the title to any part of such assets subject to future conveyance or as WES’s nominee.

EMPLOYEES

We, our general partner, WES and WES GP have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s board of directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s board of directors. As of December 31, 2013, Anadarko employed 382 people who provided direct, full-time support to WES’s operations and our activities. All of the employees required to conduct and support WES’s operations and our activities are employed by Anadarko and all such direct, full-time personnel are subject to a services and secondment agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good.

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

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to use the WES RCF;

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and our general partner, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	Our or WES’s ability to acquire assets on acceptable terms;

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

•
other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Policies and Estimates included under Item 7 of this Form 10-K, and in our other public filings and press releases.

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

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.60 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

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

In the future, we may not have sufficient cash to pay distributions at our current rate or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.60 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the board of directors of our general partner may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions WES does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

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
As a result of these provisions, the price at which our common units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Before we can pay distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes. In addition, we may reserve funds to allow our wholly owned subsidiary, WES GP, to make capital contributions to WES in order to maintain WES GP’s 2.0% general partner interest in WES when WES issues additional common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Anadarko or other large holders.

We had 218,895,515 common units outstanding as of December 31, 2013. Anadarko currently holds 199,137,365 common units, representing 91.0% of our outstanding common units. On January 15, 2014, Anadarko’s shelf registration statement became effective, registering the offer and sale of up to 40 million, or 18.3%, of our common units from time to time. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Because we are a publicly traded partnership, the NYSE does not require our general partner to have a majority of independent directors on its board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to the stockholders of certain corporations that are subject to all of the NYSE corporate governance requirements.

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

Our general partner may mortgage, pledge or grant a security interest in our assets without prior approval of our unitholders and Anadarko may similarly mortgage, pledge or grant a security interest in its assets.

Our general partner may mortgage, pledge, or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. Further, Anadarko may mortgage, pledge or grant a security interest in any of its assets. If our general partner or Anadarko at any time were to decide to secure any of their respective obligations or indebtedness with some or all of our or its assets, and if our general partner or Anadarko were to be unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on those assets. The lenders could also sell those assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

RISKS INHERENT IN WES’S BUSINESS

WES is dependent on Anadarko for a substantial majority of the natural gas that it gathers, treats, processes and transports. A material reduction in Anadarko’s production that is gathered, treated, processed or transported by WES would result in a material decline in WES’s revenues and cash available for distribution.

WES relies on Anadarko for a substantial majority of the natural gas that it gathers, treats, processes and transports. For the year ended December 31, 2013, 57% of WES’s total gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) was comprised of natural gas production owned or controlled by Anadarko. For the year ended December 31, 2013, 56% of WES’s total processing throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. Anadarko may suffer a decrease in production volumes in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may reduce its drilling activity in WES’s areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

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

•
adverse effects from current or future litigation, including the Tronox Adversary Proceeding, as defined and described in Note 17—Contingencies—Tronox Litigation in the Notes to the Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2013 (which is not, and shall not be deemed to be, incorporated by reference herein).

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
Please see Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2013 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

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

For the year ended December 31, 2013, 26% of WES’s gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.
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
On December 31, 2014, and on various dates thereafter, a portion of the commodity price swap agreements that WES has entered into with Anadarko will expire. WES may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, it may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement may be less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it is currently not exposed, because WES’s current commodity price swap agreements with Anadarko are based on actual WES volumes.
If WES is unable to effectively manage the risk associated with its contracts that have commodity price exposure, it could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for our midstream services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted limited regulatory authority over certain hydraulic fracturing activities, and has indicated it may seek to further expand its regulation of hydraulic fracturing conducted on oil and gas leases on federal and Indian lands. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.
Certain states in which WES operates, including Colorado, Kansas, Oklahoma, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations. Further, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in November 2013, voters approved local ballot initiatives in the Colorado cities of Boulder, Broomfield, Fort Collins and Lafayette to restrict oil and gas development, including the use of hydraulic fracturing, either temporarily or permanently, within their respective cities’ limits. Further, several federal governmental agencies have conducted or are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality, the EPA and the U.S. Department of Energy. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. While WES does not conduct hydraulic fracturing, if new or more stringent federal, state, local or municipal legal restrictions are adopted in areas where WES’s oil and gas exploration and production customers, including Anadarko, operate, those operators may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of natural gas wells, which events could decrease the need for WES’s midstream services and could adversely affect WES’s financial position, results of operations, cash flows, and WES’s ability to make distributions to its unitholders, including us. Increased regulation of the hydraulic fracturing process could also lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques.

Adverse developments in WES’s geographic areas of operation could disproportionately impact WES’s business, results of operations, financial condition and ability to make cash distributions to its unitholders, including us.

WES’s business and operations are concentrated in a limited number of producing areas. Due to WES’s limited geographic diversification, adverse operational developments, regulatory or legislative changes, or other events in an area in which WES has significant operations could have a greater impact on WES’s business, results of operations, financial condition and ability to make cash distributions to its unitholders, including us, than they would if WES’s operations were more diversified.

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

Restrictions in the indentures governing WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”) and 2.600% Senior Notes due 2018 (the “2018 Notes” and together with the 2021 Notes and the 2022 Notes, the “WES Notes”) or the WES RCF may limit WES’s ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in the indentures governing the WES Notes and in the WES RCF and any future financing agreements could restrict WES’s ability to finance future operations or capital needs or to expand or pursue business activities associated with WES’s subsidiaries and equity investments. The WES RCF contains, and with respect to the second, fourth, and fifth bullets below, the indentures governing the WES Notes contain, covenants that restrict or limit WES’s ability to do the following:

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

The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. See Item 7 of this Form 10-K for a further discussion of the terms of the WES RCF and WES Notes.

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

A downgrade or other negative credit-rating action with respect to WES’s or Anadarko’s credit rating could negatively impact WES’s cost of, and ability to access, capital.

WES cannot provide assurance that its credit ratings or those of Anadarko will not be downgraded, or that other adverse credit-rating events will not occur. A downgrade or notice of potential downgrade of either WES’s or Anadarko’s credit ratings could negatively impact WES’s ability to access the capital markets, increase WES’s borrowing costs, or limit the ability to effectively execute aspects of WES’s strategy.

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
Further, at December 31, 2013, WES had $105.3 million of goodwill on its balance sheet. Similar to the carrying value of the assets WES acquired from Anadarko, WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.
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

WES’s interstate natural gas and liquids transportation assets and operations are subject to regulation by FERC, which could have an adverse effect on WES’s revenues and WES’s ability to make distributions.

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

In addition, if WES fails to comply with all applicable FERC-administered statutes, rules, regulations and orders, WES could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
GNB NGL Pipeline, LLC, WES’s common carrier liquids pipeline, is subject to regulation by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders.
FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and cash available for distribution. For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as our unitholders, are subject to U.S. income tax. This policy affects whom we allow to own our units, and if we are not successful in limiting ownership of our units to persons or entities subject to U.S. income tax, our FERC-regulated rates and revenues for MIGC and GNB NGL Pipeline, LLC could be adversely affected.

A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause WES’s revenues to decline and operating expenses to increase.

WES believes that its gathering systems meet the traditional tests FERC has used to determine if a pipeline is a gathering pipeline and are, therefore, not subject to FERC jurisdiction. FERC, however, has not made any determinations with respect to the jurisdictional status of any of these gathering systems. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of ongoing litigation and, over time, FERC policy concerning which activities it regulates and which activities are excluded from its regulation has changed. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. FERC makes jurisdictional determinations for both natural gas gathering and liquids lines on a case-by-case basis. The classification and regulation of WES’s pipelines are subject to change based on future determinations by FERC, the courts or Congress. A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause its revenues to decline and operating expenses to increase.

Climate change legislation or regulatory initiatives could increase WES’s operating and capital costs and could have the indirect effect of decreasing throughput available to WES’s systems or demand for the products it gathers, processes and transports.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are greenhouse gases (“GHGs”). In December 2009, the EPA issued an Endangerment Finding which determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its finding, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that establish Title V and PSD permitting requirements for large sources of GHGs. Sources subject to these permitting requirements may be required to install BACT to limit emissions of GHGs, which is determined on a case-by-case basis by the state or EPA permitting agency and has generally required efficient combustion requirements. Compliance with these permitting programs could restrict or delay WES’s ability to obtain air permits for new or modified sources. The EPA has also adopted rules establishing a reporting program requiring the monitoring and reporting of GHG emissions from specified large GHG emissions sources in the United States, including onshore oil and natural gas processing, transmission, storage and distribution facilities, on an annual basis. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and numerous states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The increased costs of operations or delays in drilling that could be associated with climate change legislation may reduce drilling activity by Anadarko or third-party producers in WES’s areas of operation, with the effect of reducing the throughput available to its systems. Further, the adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from WES’s equipment and operations could require WES to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas and NGLs WES gathers and processes. Such developments could materially adversely affect WES’s financial position, results of operations and cash available for distribution to its partners, including us. Finally, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform will include a carbon tax, which could impose additional direct costs on our operations and reduce demand for our services.

Derivatives legislation could have an adverse effect on WES’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us and Anadarko, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other federal regulators to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.
In its rulemaking under the Dodd-Frank Act, the CFTC has proposed regulations to set position limits for certain futures contracts in designated physical commodities and for options and swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations so the impact of those provisions on us or WES is uncertain at this time.
The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent WES engages in such transactions or transactions that become subject to such rules in the future, WES will be required to comply or to take steps to qualify for an exemption to such requirements. Although WES is availing itself of the end-user exception to the mandatory clearing requirements for swaps entered to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that WES and Anadarko use for hedging. In addition, the Dodd-Frank Act requires that regulators establish margin rules for uncleared swaps. Rules that require end-users to post initial or variation margin could impact liquidity and reduce cash available for capital expenditures, therefore reducing the ability of WES to execute hedges to reduce risk and protect cash flows. The proposed margin rules for uncleared swaps are not yet final and their impact on us or WES is not yet clear.

The financial reform legislation may also require some counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy. In addition, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices. To the extent they are unhedged, WES’s revenues could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.
The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce WES’s ability to monetize or restructure existing commodity price contracts, and increase exposure to less creditworthy counterparties. If WES reduces the use of commodity price contracts as a result of the legislation and regulations, WES’s results of operations may become more volatile and cash flows may be less predictable, which could adversely affect WES’s ability to plan for and fund capital expenditures and make cash distributions to unitholders.
In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent WES transacts with counterparties in foreign jurisdictions, it may become subject to such regulations. At this time, the impact of such regulations is not clear.

WES may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

Pursuant to authority under the NGPSA and the HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, WES cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause WES to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of its gathering and transmission lines.
Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on WES and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. PHMSA continues to evaluate the public comments received with respect to more stringent integrity management programs and, pursuant to one of the requirements in the 2011 Pipeline Safety Act, published a proposed rulemaking on August 1, 2013, seeking comments on whether an expansion of high consequence areas would mitigate the need for class location requirements that have been used in the past primarily to differentiate risk along a pipeline.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject WES to increased capital costs, operational delays and costs of operation.

The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines is above 30% of specified minimum yield strength, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require WES to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in WES incurring increased operating costs that could be significant and have a material adverse effect on WES’s results of operations or financial position. For example, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in the recent past, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such legal challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA PSM and EPA RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

WES is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

WES’s operations are subject to stringent and complex federal, regional, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include the following:

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

These laws and regulations may impose numerous obligations that are applicable to WES’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from WES’s pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from WES’s operations or existing at its owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal sanctions, including penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of WES’s operations.
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

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. These uncertainties could also affect downstream assets which WES does not own or control, but which are critical to certain of WES’s growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations, could have an adverse impact on the completion or utilization of WES’s growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect its results of operations and financial condition. In addition, the construction of additions to WES’s existing assets may require it to obtain new rights-of-way. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s cash flows could be adversely affected.

WES has partial ownership interests in several joint venture legal entities, which WES does not operate or control. As a result, among other things, WES may be unable to control the amount of cash it will receive or retain from the operation of these entities and WES could be required to contribute significant cash to fund its share of their operations, which could adversely affect WES’s ability to distribute cash to its partners, including us.

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
In addition, for the Fort Union, White Cliffs, Rendezvous, and Mont Belvieu JV entities in which WES has a minority ownership interest, WES will be unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that WES may be required to fund. Further, Fort Union, White Cliffs, Rendezvous or the Mont Belvieu JV may establish reserves for working capital, capital projects, environmental matters and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could significantly and adversely impact WES’s ability to make cash distributions to its partners, including us.
Further, in connection with the acquisition of its membership interest in Chipeta, WES became party to Chipeta’s limited liability company agreement, as amended and restated (the “Chipeta LLC agreement”). Among other things, the Chipeta LLC agreement provides that to the extent available, Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, to its members quarterly in accordance with those members’ membership interests. Accordingly, WES is required to distribute a portion of Chipeta’s cash balances, which are included in the cash balances in its consolidated balance sheets, to the other Chipeta members.

WES does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to WES’s operations.

WES does not own all of the land on which its pipelines and facilities have been constructed, and WES is, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if WES does not have valid rights-of-way or if such rights-of-way lapse or terminate. WES obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. WES’s loss of these rights, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on WES’s business, results of operations, financial position and ability to make cash distributions to WES’s partners, including us.

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

WES’s operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, condensate and NGLs, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	leaks of natural gas containing hazardous quantities of hydrogen sulfide from WES’s Pinnacle gathering system or Bethel treating facility;

•	fires and explosions; and

•	other hazards that could also result in personal injury, loss of life, pollution, natural resource damages and/or suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental or natural resource damage. These risks may also result in curtailment or suspension of WES’s operations. A natural disaster or other hazard affecting the areas in which WES operates could have a material adverse effect on its operations. WES is not fully insured against all risks inherent in its business. For example, WES does not have any property insurance on its underground pipeline systems that would cover damage to the pipelines. In addition, although WES is insured for environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, WES may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which WES is not fully insured, it could adversely affect WES’s operations and financial condition. Furthermore, WES may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of WES’s insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, WES may be unable to recover from prior owners of its assets, pursuant to certain indemnification rights, for potential environmental liabilities.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us and WES, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the qualifying income exception upon which we and WES rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or WES to meet the expectation for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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
At the state level, were we or WES to be subject to federal income tax, we or WES would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, WES is required to pay Texas margin tax on its gross income apportioned to Texas. Imposition of any additional such taxes on us or WES or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

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

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (i.e. a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or WES conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, federal, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. As we or WES make acquisitions or expand our business, we or WES may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We are not engaged in any material litigation. WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which final disposition could have a material adverse effect on its results of operations, cash flows or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K. WES is party to various administrative and regulatory proceedings that have arisen in the ordinary course of its business. Please see Items 1 and 2 of this Form 10-K for more information. In July 2013, Kerr-McGee Gathering, LLC, a wholly owned subsidiary of WES, entered into a Compliance Order on Consent with the Colorado Department of Public Health and Environment and paid a $125,000 fine with respect to air emission violations at WES’s Frederick Compressor Station.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange under the symbol “WGP.” We closed our IPO on December 12, 2012, at an initial offering price of $22.00 per common unit. Prior to December 12, 2012, our equity securities were not listed on any exchange or traded in any public market. The following table sets forth the high and low sales prices of the common units and the cash distribution per unit declared for the periods presented.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
High Price	$43.96	$44.27	$42.96	$35.53
Low Price	$35.28	$35.87	$32.08	$29.80
Distribution per common unit	$0.23125	$0.21375	$0.19750	$0.17875
	December 12 -31
2012
High Price	$31.95
Low Price	$27.12
Distribution per common unit (prorated from IPO date)	$0.03587

As of February 24, 2014, there were five unitholders of record of WGP’s common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”), which permits the issuance of up to 3,000,000 units, of which 2,963,762 units remain available for future issuance as of December 31, 2013. Phantom unit grants under the WGP LTIP have been made to each of the independent directors of WGP GP and certain employees. Please read the information under Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions.

Available cash. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 55 days of the end of each quarter. Available cash consists of cash on hand at the end of the quarter plus (if our general partner so determines) all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business (including to satisfy general, administrative and other expenses and any debt service requirements); to permit WES GP, our wholly owned subsidiary, to make capital contributions to WES if we choose to maintain our 2.0% general partner interest upon the issuance of additional partnership securities by WES; to comply with applicable laws, any of our future debt instruments or other agreements; or to provide funds for distributions to our unitholders for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to unitholders.

General partner interest. Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

Item 6. Selected Financial and Operating Data

Western Gas Equity Partners, LP (“WGP”) is a master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC (“WES GP”), the general partner of WES and our wholly owned subsidiary, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (the “general partner” or “GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding us, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and Enterprise EF78 LLC (the “Mont Belvieu JV”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.
Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
References to the “WES assets” refer collectively to the assets indirectly owned by us through our partnership interests in WES as of December 31, 2013. Because we own and control WES GP and our general partner is owned and controlled by Anadarko, WES’s acquisitions from Anadarko have been considered transfers of net assets between entities under common control. As such, the assets WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such assets as of the date of common control (see Note 2—Acquisitions in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K). For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

Acquisitions

The following table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. In May 2008, concurrently with the closing of the initial public offering (“IPO”) of WES, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”), which were the initial assets. In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, WES closed on the acquisition of a 51% membership interest in Chipeta Processing LLC (“Chipeta”) from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs, which consisted of a 9.6% third-party interest, and a 0.4% interest from Anadarko. In February 2011, WES acquired the Platte Valley gathering system and processing plant from a third party, and in July 2011, WES acquired the Bison gas treating facility from Anadarko. In January 2012, WES acquired Mountain Gas Resources, LLC (“MGR”) from Anadarko, which acquisition included the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities (collectively, the “Red Desert complex”), and the 22% interest in Rendezvous. In August 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”), receiving distributions related to the additional interest effective July 1, 2012. In March 2013, WES completed the acquisition of a 33.75% interest in both the Liberty and Rome gas gathering systems from a wholly owned subsidiary of Anadarko, Anadarko Marcellus Midstream, L.L.C. (the “Non-Operated Marcellus Interest”). Also in March 2013, WES completed the acquisition of a 33.75% interest in the Larry’s Creek, Seely and Warrensville gas gathering systems from a third party (the “Anadarko-Operated Marcellus Interest”). In June 2013, WES acquired a 25% interest in the Mont Belvieu JV from a third party, and in September 2013 WES acquired Overland Trail Transmission, LLC, (“OTTCO”) from a third party.

Dates of common control

In connection with its August 23, 2006, acquisition of Western Gas Resources, Inc., Anadarko acquired MIGC, the Powder River assets, the Granger assets and the assets of MGR. Anadarko acquired the Wattenberg assets and a 75% interest in Chipeta in connection with its August 10, 2006, acquisition of Kerr-McGee Corporation. Anadarko made its initial investment in White Cliffs on January 29, 2007.
Our consolidated financial statements include (i) the combined financial results and operations of AGC and PGT for all periods presented, (ii) the consolidated financial results and operations of Western Gas Partners, LP and its subsidiaries combined with the financial results and operations of MIGC, the Powder River assets, the Granger assets, the MGR assets, the Chipeta assets, the Wattenberg assets, the 0.4% interest in White Cliffs, and the Non-Operated Marcellus Interest, for all periods presented, and (iii) the financial results and operations of the Bison assets from 2009 (when Anadarko began construction of such assets, which were subsequently placed in service in June 2010). Effective August 1, 2012, noncontrolling interests exclude the financial results and operations of the additional Chipeta interest.

The information in the following table should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K:

	Summary Financial Information
thousands except per-unit data and throughput	2013	2012	2011	2010	2009
Statement of Income Data (for the year ended):
Total revenues	$1,053,495	$910,587	$869,405	$663,274	$619,764
Costs and expenses	589,650	595,601	510,978	394,606	392,939
Depreciation, amortization and impairments	145,916	120,608	113,133	91,129	90,695
Total operating expenses	735,566	716,209	624,111	485,735	483,634
Operating income	317,929	194,378	245,294	177,539	136,130
Interest income (expense), net	(34,897)	(25,160)	(6,239)	1,449	10,762
Other income (expense), net	1,935	292	(44)	(538)	1,628
Income tax expense (1)	2,580	48,909	58,796	51,279	39,611
Net income	282,387	120,601	180,215	127,171	108,909
Net income attributable to noncontrolling interests (2)	122,173	59,181	86,057	63,495	36,772
Net income attributable to Western Gas Equity Partners,LP	$160,214	$61,420	$94,158	$63,676	$72,137
Limited partners’ interest in net income (3)	155,528	2,809
Net income per common unit (basic and diluted) (3)	$0.71	$0.01
Distributions per unit (4)	$0.82125	$0.03587
Balance Sheet Data (at period end):
Net property, plant and equipment	$3,383,255	$2,717,956	$2,121,152	$1,789,651	$1,746,197
Total assets	4,281,044	3,750,814	2,991,579	2,345,255	2,278,512
Total long-term liabilities	1,497,623	1,284,180	1,274,817	1,021,805	786,101
Total equity and partners’ capital	$2,591,938	$2,280,379	$1,553,818	$1,233,940	$1,408,880
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$412,300	$277,460	$258,889	$210,480	$183,001
Investing activities	(1,416,066)	(1,249,942)	(479,722)	(921,398)	(223,128)
Financing activities	694,295	1,168,479	420,318	668,008	74,037
Capital expenditures	$(645,854)	$(638,121)	$(149,717)	$(173,891)	$(121,295)
Operating Data (volumes in MMcf/d):
Gathering, treating and transportation throughput (5)	1,803	1,601	1,555	1,181	1,229
Processing throughput (6)	1,359	1,187	962	815	808
Equity investment throughput (7)	206	235	198	228	225
Total throughput	3,368	3,023	2,715	2,224	2,262
Throughput attributable to noncontrolling interests	168	228	242	197	180
Throughput attributable to Western Gas Partners, LP	3,200	2,795	2,473	2,027	2,082

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

(2)
Represents the publicly held common units of WES and our noncontrolling interests in Chipeta that were held by Anadarko and a third-party member. Effective August 1, 2012, WES acquired Anadarko’s remaining interest in Chipeta, accounted for on a prospective basis. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
Includes financial results after our IPO on December 12, 2012, excluding pre-acquisition net (income) loss attributable to Anadarko as described in Note 1—Summary of Significant Accounting Policies and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. Results for the periods prior to our IPO are attributable to subsidiaries of Anadarko. Net income per common unit (basic and diluted) for the 20-day period beginning on the date our IPO closed through December 31, 2012, was calculated using the number of common units outstanding after the IPO. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)
On January 21, 2013, the board of directors of WGP GP declared a prorated quarterly distribution of $0.03587 per unit for the fourth quarter of 2012. The distribution was the first declared by WGP and corresponded to a quarterly distribution of $0.165 per unit, or $0.66 per unit on an annualized basis. The initial distribution was prorated for the 20-day period from the date of the closing of WGP’s IPO on December 12, 2012, through the end of the quarter.

(5)
Excludes average NGL pipeline volumes of 22 MBbls/d, 25 MBbls/d, 24 MBbls/d, 14 MBbls/d and 11 MBbls/d for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Includes 100% of Wattenberg system volumes for all periods presented, throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest, and throughput beginning September 2013 attributable to OTTCO.

(6)
Consists of 100% of Chipeta and Hilight system volumes, 100% of the Granger and Red Desert complex volumes, 50% of Newcastle volumes, and throughput beginning March 2011 attributable to the Platte Valley system.

(7)
Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. Excludes 7 MBbls/d, 6 MBbls/d, 4 MBbls/d and 3 MBbls/d of average oil pipeline volumes for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, representing WES’s 10% share of average White Cliffs pipeline volumes (WES’s 0.4% share of White Cliffs volumes for 2009 was not material) and excludes 8 MBbls/d of average fractionated volumes for the year ended December 31, 2013, representing WES’s 25% share of average Mont Belvieu JV volumes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Western Gas Equity Partners, LP (“WGP”) is a master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (the “general partner” or “GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of WES is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and Enterprise EF78 LLC (the “Mont Belvieu JV”). “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.
References to the “WES assets” refer collectively to the assets indirectly owned by us through our partnership interests in WES as of December 31, 2013. Because we own and control WES GP and our general partner is owned and controlled by Anadarko, WES’s acquisitions from Anadarko have been considered a transfer of net assets between entities under common control. As such, the assets WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such assets as of the date of common control (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements, in which Western Gas Partners, LP is fully consolidated, which are included in Item 8 of this Form 10-K.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into an MLP and changing its name to Western Gas Equity Partners, LP. We closed our initial public offering (“IPO”) in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP organized by Anadarko to own, operate, acquire and develop midstream energy assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations
WES currently owns assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma), and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of December 31, 2013, WES’s assets, exclusive of its interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Natural gas pipelines	3	—	—

See also Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Significant financial and operational highlights during the year ended December 31, 2013 included the following:

•	We raised our distribution to $0.23125 per unit for the fourth quarter of 2013, representing an 8% increase over the distribution for the third quarter of 2013.

•
WES issued $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018. Net proceeds were used to repay amounts then outstanding under WES’s $800.0 million senior unsecured revolving credit facility (“WES RCF”). See Liquidity and Capital Resources within this Item 7 for additional information.

•	WES completed construction and commenced operations in June 2013 of the 200 MMcf/d Brasada processing and stabilization facility in the Eagleford shale area of South Texas.

•	WES announced a project to expand the processing capacity at its Lancaster plant by another 300 MMcf/d with a second cryogenic processing train. The expansion project is currently under construction.

•
WES completed the following acquisitions: (i) Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems in north-central Pennsylvania, (ii) a third party’s 33.75% interest (operated by Anadarko) in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, also in north-central Pennsylvania, (iii) a 25% interest in the Mont Belvieu JV, an entity formed to design, construct and own two NGL fractionation trains located in Mont Belvieu, Texas, and (iv) Overland Trail Transmission, LLC, which owns and operates a natural gas pipeline connecting WES’s Red Desert and Granger complexes in southwestern Wyoming. See Acquisitions under Items 1 and 2 of this Form 10-K for additional information.

•
WES issued 12,200,735 common units to the public, generating net proceeds of $740.3 million, including WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF, with the remaining net proceeds used for general partnership purposes, including the funding of capital expenditures.

•
WES raised its distribution to $0.60 per unit for the fourth quarter of 2013, representing a 3% increase over the distribution for the third quarter of 2013, a 15% increase over the distribution for the fourth quarter of 2012, and its nineteenth consecutive quarterly increase.

Significant operational highlights during the year ended December 31, 2013 included the following:

•	Throughput attributable to WES totaled 3,200 MMcf/d for the year ended December 31, 2013, representing a 14% increase compared to the year ended December 31, 2012.

•
Gross margin (total revenues less cost of product) attributable to WES averaged $0.58 per Mcf for the year ended December 31, 2013, representing a 7% increase compared to the year ended December 31, 2012.

WES’S OPERATIONS

WES’s results are driven primarily by the volumes of natural gas and NGLs WES gathers, processes, treats or transports through its systems. For the year ended December 31, 2013, 79% of total revenues and 57% of throughput (excluding equity investment throughput and revenues) were attributable to transactions with Anadarko.
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
For the year ended December 31, 2013, 74% of WES’s gross margin was attributable to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas WES gathers, processes, treats or transports. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements. Fee-based gross margin includes equity income from WES’s interests in Fort Union, White Cliffs and Rendezvous.
For the year ended December 31, 2013, 26% of WES’s gross margin, including gross margin attributable to condensate sales, was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which WES has commodity price exposure. A substantial majority of the commodity price risk associated with its percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko. For the year ended December 31, 2013, 99% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.
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
As a result of acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly for 2013, 2012 and 2011 as compared to future periods. Please see the caption Items Affecting the Comparability of Financial Results, set forth below in this Item 7.

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

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s gathering and processing systems, WES must connect additional wells to its systems. WES’s success in maintaining or increasing throughput is impacted by successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas volumes currently gathered, processed or treated by its competitors. During the year ended December 31, 2013, WES added 273 receipt points to its systems.

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

Operating and maintenance expenses. WES monitors operating and maintenance expenses to assess the impact of such costs on the profitability of its assets and to evaluate the overall efficiency of its operations. Operating and maintenance expenses include, among other things, field labor, insurance, repair and maintenance, equipment rentals, contract services, utility costs and services provided to WES or on its behalf. For periods commencing on the date of and subsequent to WES’s acquisition of its assets, certain of these expenses are incurred under and governed by WES’s services and secondment agreement with Anadarko.

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

See further detail under Items Affecting the Comparability of Financial Results —Western Gas Partners, LP —General and administrative expenses below and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Reconciliation to GAAP measures. Adjusted EBITDA and Distributable cash flow are not defined in generally accepted accounting principles in the United States (“GAAP”). The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and the GAAP measure most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
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

	Year Ended December 31,
thousands	2013	2012	2011
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$457,773	$377,929	$361,653
Less:
Distributions from equity investees	22,136	20,660	15,999
Non-cash equity-based compensation expense (1)	3,575	73,508	13,754
Interest expense	51,797	42,060	30,345
Income tax expense	4,431	20,715	32,150
Depreciation, amortization and impairments (2)	143,375	118,279	110,380
Other expense (2)	175	1,665	3,683
Add:
Equity income, net	23,732	16,111	11,261
Interest income, net – affiliates	16,900	16,900	24,106
Other income (2) (3)	419	368	2,049
Income tax benefit	1,801	—	—
Net income attributable to Western Gas Partners, LP	$275,136	$134,421	$192,758
Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$457,773	$377,929	$361,653
Adjusted EBITDA attributable to noncontrolling interests of Western Gas Partners, LP	13,348	17,214	16,850
Interest income (expense), net	(34,897)	(25,160)	(6,239)
Non-cash equity based compensation expense (1)	(54)	(69,791)	(10,264)
Debt-related amortization and other items, net	2,449	2,319	3,110
Current income tax (benefit) expense	(2,944)	9,398	(15,570)
Other income (expense), net (3)	253	(1,292)	(1,628)
Distributions from equity investees less than (in excess of) equity income, net	1,596	(4,549)	(4,738)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable and natural gas imbalance receivable	(35,934)	23,520	(47,415)
Accounts payable, accrued liabilities and natural gas imbalance payable	21,952	5,045	30,884
Other	(7,821)	3,393	(13,805)
Net cash provided by operating activities	$415,721	$338,026	$312,838
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$415,721	$338,026	$312,838
Net cash used in investing activities	$(1,416,066)	$(1,249,942)	$(479,722)
Net cash provided by financing activities	$681,092	$1,105,338	$366,369

(1)
For the year ended December 31, 2012, includes $69.8 million of equity-based compensation associated with the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) (as defined and described in Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko.

(2)
Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)	Excludes income of $1.6 million for each of the years ended December 31, 2013, 2012 and 2011, related to a component of a gas processing agreement accounted for as a capital lease.

	Year Ended December 31,
thousands except Coverage ratio	2013		2012	2011
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$380,529		$309,945	$319,294
Less:
Distributions from equity investees	22,136		20,660	15,999
Non-cash equity-based compensation expense (1)	3,575		73,508	13,754
Interest expense, net (non-cash settled)	—		326	—
Income tax expense	2,630		20,715	32,150
Depreciation, amortization and impairments (2)	143,375		118,279	110,380
Other expense (1)	175		1,665	3,683
Add:
Equity income, net	23,732		16,111	11,261
Cash paid for maintenance capital expenditures (2) (3)	29,850		36,459	28,304
Capitalized interest	11,945		6,196	420
Cash paid for income taxes	552		495	190
Other income (2) (4)	419		368	2,049
Interest income, net (non-cash settled)	—		—	7,206
Net income attributable to Western Gas Partners, LP	$275,136		$134,421	$192,758

Distributions declared (5)
Limited partners of WES	$255,308
General partner of WES	70,745
Total	$326,053
Coverage ratio	1.17	x

(1)
For the year ended December 31, 2012, includes $69.8 million of equity-based compensation associated with the Incentive Plan (as defined and described in Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko.

(2)
Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)	Net of a prior period adjustment reclassifying $0.7 million from capital expenditures to operating expenses for the year ended December 31, 2012.

(4)
Excludes income of $1.6 million for each of the years ended December 31, 2013, 2012 and 2011, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)	Reflects WES distributions of $2.28 per unit declared for the year ended December 31, 2013.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS

Western Gas Equity Partners, LP

Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. As a result, our results of operations do not differ materially from the results of operations and cash flows of WES, which are reconciled below.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2013	2012
General and administrative expenses	$271	$13
Public company expenses	2,391	503
Total reimbursement	$2,662	$516

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interests in Chipeta held by a third party and Anadarko, which are already reflected as noncontrolling interests in WES’s consolidated financial statements. (see Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions) in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information. In addition, as part of the consideration paid for the March 2013 acquisition of the Non-Operated Marcellus Interest, WES issued 449,129 WES common units to AMM, a subsidiary of Anadarko. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in our consolidated financial statements as of and for the year ended December 31, 2013.
The difference between the carrying value of WGP’s investment in WES and the underlying book value of common units issued by WES is accounted for as an equity transaction. Thus, if WES issues common units at a price different than WGP’s per-unit carrying value, any resulting change in the carrying value of WGP’s investment in WES is reflected as an adjustment to partners’ capital.

Distributions. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days after the end of each quarter. Our only cash-generating assets are our partnership interests in WES, consisting of general partner units, common units and incentive distribution rights, on which we expect to receive quarterly distributions from WES. Our cash flow and resulting ability to make cash distributions are therefore completely dependent upon WES’s ability to make cash distributions with respect to our partnership interests in WES. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

Equity Incentive Plan. Equity-based awards issued under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) were settled in cash in December 2012 upon our IPO. Anadarko, as our parent company, directed the issuance of equity-based awards under the Incentive Plan to its employees who provide services to WES. As such, our consolidated balance sheets prior to December 2012 present the fair value of the then-outstanding awards under the Incentive Plan as a dividend payable to Anadarko within current liabilities for awards vested and unsettled, and as long-term liabilities for unvested awards which were outstanding at that time. A similar liability also appeared on WES’s consolidated balance sheets as an affiliate payable to Anadarko for the portion of the Incentive Plan awards allocated to WES prior to the termination and settlement of the Incentive Plan in December 2012. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. During the year ended December 31, 2013, WGP GP awarded phantom units under the WGP LTIP to its independent directors and certain of its executive officers. See Note 1—Summary of Significant Accounting Policies and Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.67% and 1.71% at December 31, 2013, and 2012, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of December 31, 2013, we had no outstanding borrowings under the WGP WCF. At December 31, 2013, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Year Ended December 31,
thousands	2013	2012	2011
Net income attributable to WES	$275,136	$134,421	$192,758
Incremental income tax expense (1)	50	(28,194)	(26,646)
Limited partner interests in WES not held by WGP (2)	(111,357)	(44,291)	(71,954)
General and administrative expenses (3)	(3,713)	(516)	—
Other income	98	—	—
Net income attributable to WGP	$160,214	$61,420	$94,158

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

(2)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of December 31, 2013, 2012 and 2011, publicly held limited partner interest represented a 56.4%, 51.8% and 54.7% interest in WES respectively. As of December 31, 2013 AMM held 0.4% interest in WES. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating and financing activities for WGP and WES are reconciled as follows:

	Year Ended December 31,
thousands	2013	2012	2011
WES net cash provided by operating activities	$415,721	$338,026	$312,838
Income taxes (1)	50	(60,566)	(53,949)
General and administrative expenses (2)	(3,713)	(516)	—
Non-cash equity-based compensation expense	301	—	—
Changes in working capital	(157)	516	—
Other income	98	—	—
WGP net cash provided by operating activities	$412,300	$277,460	$258,889

WES net cash provided by financing activities	$681,092	$1,105,338	$366,369
Proceeds from issuance of WES common and general partner units, net of offering expenses (3)	(15,775)	(413,945)	(6,972)
Proceeds (offering expenses) from the issuance of WGP common units, net of offering expenses (4)	(2,367)	412,020	—
Distributions to WGP unitholders (5)	(137,000)	—	—
Distributions to WGP from WES (6)	168,395	98,280	68,039
Net contributions from (distributions to) Anadarko (7)	(50)	(33,214)	(7,118)
WGP net cash provided by financing activities	$694,295	$1,168,479	$420,318

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

(3)
For the years ended December 31, 2013, and 2011, difference is attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. The amount for the year ended December 31, 2012, also includes elimination upon consolidation of WGP’s use of proceeds received from its IPO to purchase WES common units.

(4)
For the year ended December 31, 2013, amount represents additional offering costs billed in conjunction with WGP’s IPO, and for the year ended December 31, 2012, difference is attributable to proceeds from WGP’s IPO.

(5)
Represents distributions to WGP common unitholders for the pro-rated fourth quarter of 2012 and for the first, second and third quarters of 2013. See Note 3—Partnership Distributions in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

(6)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(7)
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

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:

Gathering and processing agreements. The gathering agreements of WES’s initial assets and the Non-Operated Marcellus Interest allow for rate resets that target a return on invested capital in those assets over the life of the agreement. Effective July 1, 2010, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a 10-year fee-based agreement. This contract change impacts the comparability of the consolidated statements of income and cash flows. In addition, in connection with the MGR acquisition, WES entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2013, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income taxes. With respect to assets acquired from Anadarko, WES records Anadarko’s historic current and deferred income taxes for the periods prior to its ownership of the assets. For periods subsequent to its acquisitions from Anadarko, WES is not subject to tax except for the Texas margin tax and accordingly, does not record current and deferred federal income taxes related to such assets.

General and administrative expenses. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. Prior to WES’s acquisition of its assets from Anadarko, WES’s historical consolidated financial statements reflect a management services fee representing the general and administrative expenses attributable to the WES assets. The amounts reimbursed under the WES omnibus agreement are greater than amounts allocated by Anadarko for the aggregate management services fees, and are reflected in WES’s historical consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko. Public company expenses include expenses such as external audit and consulting fees.
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2013	2012	2011
General and administrative expenses	$16,882	$14,904	$11,754
Public company expenses	7,152	6,830	7,735
Total reimbursement	$24,034	$21,734	$19,489

WES records the equity-based compensation allocated by Anadarko as an adjustment to partners’ capital in its consolidated financial statements in the period in which it is contributed. During the fourth quarter of 2012, WES was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan. See Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Interest on intercompany balances. For periods prior to WES’s acquisition of assets from Anadarko, except for Chipeta, WES incurred interest expense or earned interest income on current intercompany balances with Anadarko related to such assets. These intercompany balances were extinguished through non-cash transactions in connection with the closing of WES’s IPO, the Powder River acquisition, the Chipeta acquisition, the Granger acquisition, the Wattenberg acquisition, the acquisition of a 0.4% interest in White Cliffs, the Bison acquisition, the MGR acquisition, and the Non-Operated Marcellus Interest acquisition. Therefore, interest expense and interest income attributable to these balances are reflected in WES’s historical consolidated financial statements for the periods ending prior to the acquisition of the WES assets from Anadarko, except for Chipeta. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.
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

Noncontrolling interests. Prior to August 1, 2012, the 24% membership interest in Chipeta held by Anadarko and the 25% membership interest in Chipeta held by a third-party were reflected as noncontrolling interests in WES’s consolidated financial statements. On August 1, 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”), receiving distributions related to this additional interest beginning July 1, 2012. Since WES acquired an additional interest in an already-consolidated entity, the acquisition of the additional Chipeta interest was accounted for on a prospective basis. As such, effective on the date of acquisition, WES’s noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by a third-party member is reflected as noncontrolling interest in WES’s consolidated financial statements for all periods presented. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Execution of Construction, Ownership and Operation Agreement for the Non-Operated Marcellus Interest. In March 2013, WES completed the acquisition of the Non-Operated Marcellus Interest. Anadarko and a third party entered into a 50/50 Joint Exploration Agreement, dated September 1, 2006, covering counties in north-central Pennsylvania within an Area of Mutual Interest that the parties designated as “Area A.” Initial construction of the midstream assets within Area A began in May 2008, and limited gathering services were provided to producers in 2008, 2009 and 2010, with the midstream assets becoming fully operational in 2011. In December 2011, following various sales of interests, AMM and three third-party owners entered into a Construction, Ownership and Operation agreement (the “COO Agreement”) to jointly own and develop the midstream assets in Area A (the “AMI Assets”). Deferred revenues and expenses associated with the third-party operation of the AMI Assets were recognized in 2011 upon the execution of the COO Agreement.

GENERAL TRENDS AND OUTLOOK

We expect WES’s business to continue to be affected by the following key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, WES’s actual results may vary materially from expected results.

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

Impact of interest rates. Interest rates were at or near historic lows at certain times during 2013. Should interest rates rise, WES’s financing costs would increase accordingly. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2013, Anadarko’s total domestic midstream asset portfolio, excluding the assets WES owns, consisted of 16 gathering systems, 6,259 miles of pipeline and 10 processing and/or treating facilities. A key component of WES’s growth strategy is to acquire midstream assets from Anadarko and third parties over time.
As of December 31, 2013, Anadarko held 199,137,365 of our common units, representing a 91.0% limited partner interest in us. Given Anadarko’s significant limited partner interest in us and indirect economic interests in WES, we believe Anadarko will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of its business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to acquire or construct those assets. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES. WES may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions from Anadarko or third parties on economically acceptable terms, its future growth will be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.

Other. There is uncertainty related to the ultimate outcome of the Tronox Adversary Proceeding (as defined and described in Note 17—Contingencies—Tronox Litigation in the Notes to the Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2013, which is not, and shall not be deemed to be, incorporated by reference herein) and such outcome’s ultimate impact on Anadarko, WES and us.

RESULTS OF OPERATIONS
OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2013	2012	2011
Gathering, processing and transportation of natural gas and natural gas liquids	$482,542	$382,330	$347,469
Natural gas, natural gas liquids and condensate sales	541,244	508,339	502,383
Equity income and other, net	29,709	19,918	19,553
Total revenues (1)	1,053,495	910,587	869,405
Total operating expenses (1)	731,853	715,693	624,111
Operating income	321,642	194,894	245,294
Interest income, net – affiliates	16,900	16,900	24,106
Interest expense	(51,797)	(42,060)	(30,345)
Other income (expense), net	1,837	292	(44)
Income before income taxes	288,582	170,026	239,011
Income tax expense	2,630	20,715	32,150
Net income	285,952	149,311	206,861
Net income attributable to noncontrolling interests	10,816	14,890	14,103
Net income attributable to Western Gas Partners, LP (2)	$275,136	$134,421	$192,758
Key performance metrics (3)
Gross margin	$689,210	$574,508	$542,034
Adjusted EBITDA attributable to Western Gas Partners, LP	$457,773	$377,929	$361,653
Distributable cash flow	$380,529	$309,945	$319,294

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

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 7.

(3)
Gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption How WES Evaluates Its Operations—Non-GAAP financial measures within this Item 7. For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation to GAAP Measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2013” refer to the comparison of the year ended December 31, 2013, to the year ended December 31, 2012, and any increases or decreases “for the year ended December 31, 2012” refer to the comparison of the year ended December 31, 2012, to the year ended December 31, 2011.

Throughput

	Year Ended December 31,
MMcf/d	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Gathering, treating and transportation (1)	1,803	1,601	13%	1,555	3%
Processing (2)	1,359	1,187	14%	962	23%
Equity investment (3)	206	235	(12)%	198	19%
Total throughput (4)	3,368	3,023	11%	2,715	11%
Throughput attributable to noncontrolling interests	168	228	(26)%	242	(6)%
Total throughput attributable to Western Gas Partners, LP	3,200	2,795	14%	2,473	13%

(1)
Excludes average NGL pipeline volumes of 22 MBbls/d, 25 MBbls/d and 24 MBbls/d for the years ended December 31, 2013, 2012 and 2011, respectively. Includes 100% of Wattenberg system volumes for all periods presented, throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest, and throughput beginning September 2013 attributable to the Overland Trail Transmission, LLC (“OTTCO”).

(2)	Consists of 100% of Chipeta, Hilight and Platte Valley system volumes, 100% of the Granger and Red Desert complex volumes, and 50% of Newcastle volumes.

(3)
Represents WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. Excludes WES’s 10% share of average White Cliffs pipeline volumes consisting of 7 MBbls/d, 6 MBbls/d and 4 MBbls/d for the years ended December 31, 2013, 2012 and 2011, respectively, and for the year ended December 31, 2013, excludes 8 MBbls/d of average fractionated volumes, representing WES’s 25% share of average fractionated Mont Belvieu JV volumes.

(4)	Includes affiliate, third-party and equity-investment volumes (as equity-investment volumes are defined in the above footnote).

Gathering, treating and transportation throughput increased by 202 MMcf/d for the year ended December 31, 2013, due to increased volumes at the Non-Operated Marcellus Interest and additional throughput from the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreases at the Bison facility resulting from reduced drilling activity in the area and at MIGC due to the expiration of a firm transportation agreement effective September 2012.
Gathering, treating and transportation throughput increased by 46 MMcf/d for the year ended December 31, 2012, primarily due to increased volumes at the Non-Operated Marcellus Interest. This increase was partially offset by throughput decreases at the Pinnacle and Dew systems resulting from natural production declines in those areas, throughput decreases at MIGC due to the September 2012 expiration of a firm transportation agreement, and throughput decreases at the Bison facility resulting from reduced drilling activity in the area driven by unfavorable producer economics.
Processing throughput increased by 172 MMcf/d for the year ended December 31, 2013, primarily due to throughput increases at Chipeta, the start-up of the Brasada facility in June 2013, and an increase in volumes at the Red Desert complex due to additional well connections during the period. In addition, increased volumes processed at a plant included in the MGR acquisition (“the Granger straddle plant”) contributed to the increase. These increases were partially offset by a decrease in throughput at the Granger complex due to natural production declines in the area.
Processing throughput increased by 225 MMcf/d for the year ended December 31, 2012, primarily due to volumes processed under a new contract effective January 2012 at the Granger straddle plant compared to no such volumes in the comparable period, and throughput increases at the Chipeta system resulting from increased drilling activity.
Equity investment volumes decreased by 29 MMcf/d for the year ended December 31, 2013, primarily due to lower throughput at the Fort Union system due to production declines in the area. Equity investment volumes increased by 37 MMcf/d for the year ended December 31, 2012, resulting from higher throughput at the Fort Union system due to producers choosing to route additional gas to reach desired end markets and at the Rendezvous system due to increased third-party drilling activity.

Natural Gas Gathering, Processing and Transportation Revenues

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$482,542	$382,330	26%	$347,469	10%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $100.2 million for the year ended December 31, 2013, primarily due to increases of $30.5 million, $20.8 million, and $15.3 million at the Non-Operated Marcellus Interest, the Wattenberg system, and Chipeta, respectively, all due to higher throughput, an increase of $14.1 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013, and an increase of $16.3 million due to the start-up of the Brasada facility in June 2013.
Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $34.9 million for the year ended December 31, 2012, primarily due to increases of $15.0 million and $13.4 million at the Non-Operated Marcellus Interest and Chipeta system, respectively, due to increased volumes, and a $13.6 million increase at the Wattenberg system due to increased gathering rates and volumes. These increases were partially offset by decreased revenue of $3.0 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $3.0 million at MIGC due to the expiration of firm transportation agreements, and decreased revenue of $2.4 million at the Granger system due to diverted volumes.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Natural gas sales	$118,134	$101,116	17%	$129,939	(22)%
Natural gas liquids sales	391,608	377,377	4%	345,375	9%
Drip condensate sales	31,502	29,846	6%	27,069	10%
Total	$541,244	$508,339	6%	$502,383	1%
Average price per unit:
Natural gas (per Mcf)	$4.58	$4.24	8%	$5.32	(20)%
Natural gas liquids (per Bbl)	$47.69	$48.22	(1)%	$47.44	2%
Drip condensate (per Bbl)	$76.62	$75.88	1%	$73.60	3%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $32.9 million for the year ended December 31, 2013, which consisted of a $17.0 million increase in sales of natural gas, a $14.2 million increase in NGLs sales and a $1.7 million increase in drip condensate sales.
The growth in natural gas sales for the year ended December 31, 2013, was primarily due to an 8% increase in the overall sales price of natural gas, as well as higher sales volumes at the Wattenberg system and the Red Desert complex, partially offset by a decrease at the Platte Valley system due to a gas flow change that became effective in July 2013, whereby volumes previously processed under percentage-of-proceeds contracts are now processed under fee-based arrangements.
The growth in NGLs sales for the year ended December 31, 2013, was primarily due to increases of $22.1 million, $15.4 million, $9.0 million and $4.2 million resulting from higher volumes processed and sold at the Red Desert complex, the Hilight system, the Wattenberg system and the Granger straddle plant, respectively. These increases were partially offset by a decrease of $14.0 million at Chipeta (with a corresponding decrease in cost of product), a decrease of $12.8 million at the Platte Valley system due to the aforementioned gas flow changes, and a decrease of $9.1 million at the Granger complex due to a decrease in volumes sold as a result of decreased throughput.
The growth in drip condensate sales for the year ended December 31, 2013 was primarily due to a $2.4 million increase at the Wattenberg system due to an increase in condensate volumes sold as a result of increased throughput, partially offset by a $0.9 million decrease at Hugoton due to a decrease in condensate volumes sold as a result of decreased throughput.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $6.0 million for the year ended December 31, 2012, which consisted of a $32.0 million increase in NGLs sales and a $2.8 million increase in drip condensate sales, partially offset by a $28.8 million decrease in natural gas sales.
The growth in NGLs sales for the year ended December 31, 2012, was primarily due to increases of $10.3 million, $9.2 million, and $3.1 million resulting from higher volumes sold at the Chipeta, Hilight, and Wattenberg systems, respectively; increases of $5.1 million and $2.3 million at the Granger system and Red Desert complex, respectively, due to increased pricing, which was offset by a decrease in volumes; and an increase of $9.6 million related to volumes processed at the Granger straddle plant under a new contract effective January 2012, with no volumes in the comparable period. These increases were partially offset by an $8.5 million price-related decrease at the Platte Valley system.
The increase in drip condensate sales for the year ended December 31, 2012, was primarily due to a $2.9 million increase at the Wattenberg system and a $0.7 million increase at the Platte Valley system, both resulting from increased volumes. These increases were partially offset by a $0.8 million decrease at the Hugoton system as a result of lower volumes.
The decrease in natural gas sales for the year ended December 31, 2012, was primarily due to a 20% decrease in overall natural gas sales prices and lower sales volumes, resulting in decreases of $17.0 million at the Hilight system, $3.8 million at the Red Desert complex, and $2.7 million at the Wattenberg system. Also contributing to the overall decrease in natural gas sales was a decline at the Platte Valley system of $3.2 million resulting from price decreases, partially offset by an increase in volumes sold.
For the years ended December 31, 2013 and 2012, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Newcastle, Hugoton and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Equity Income and Other Revenues

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Equity income	$23,732	$16,111	47%	$11,261	43%
Other revenues, net	5,977	3,807	57%	8,292	(54)%
Total	$29,709	$19,918	49%	$19,553	2%

For the year ended December 31, 2013, equity income increased by $7.6 million, primarily due to the fourth quarter 2013 startup of the Mont Belvieu fractionation trains, and volume increases at White Cliffs. Equity income increased by $4.9 million for the year ended December 31, 2012, primarily due to a $3.8 million increase in income from White Cliffs and a $0.7 million increase in income from Rendezvous as a result of increased volumes.
Other revenues, net increased by $2.2 million for the year ended December 31, 2013, primarily due to the collection of deficiency fees associated with volume commitments at Chipeta. Other revenues, net decreased by $4.5 million for the year ended December 31, 2012, primarily due to indemnity fees associated with volume commitments received in the prior year at the Red Desert complex and Hugoton system, with no comparable activity in the current period, along with changes in gas imbalance positions at the Wattenberg and Hilight systems.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Cost of product	$364,285	$336,079	8%	$327,371	3%
Operation and maintenance	168,657	140,106	20%	126,464	11%
Total cost of product and operation and maintenance expenses	$532,942	$476,185	12%	$453,835	5%

Including the effects of commodity price swap agreements on purchases, cost of product expense for the year ended December 31, 2013, increased by $28.2 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 7, resulting in the following:

•	an $11.6 million net increase in residue purchases primarily at the Wattenberg system and the Red Desert complex, partially offset by decreases at the Platte Valley system and the Granger complex; and

•
a $10.7 million net increase in NGL purchases primarily at the Red Desert complex, the Hilight system, and the Wattenberg system, partially offset by decreases at Chipeta, the Platte Valley system, and the Granger complex.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the year ended December 31, 2012, increased by $8.7 million primarily due to the following:

•
a $22.8 million net increase in NGL purchases primarily at Chipeta, the Hilight system, and the Wattenberg system due to volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 7, and an increase for the MGR assets as a result of entering into commodity price swap agreements that became effective in January 2012, partially offset by a decrease at the Platte Valley system due to lower pricing subsequent to its acquisition in February 2011; and

•
a $12.6 million net decrease in residue purchases at the Hilight system due to declines in residue purchase prices, partially offset by an increase in cost of product expense for residue purchases for the MGR assets as a result of entering into commodity price swap agreements that became effective in January 2012.

Cost of product expense for the years ended December 31, 2013 and 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Operation and maintenance expense increased by $28.6 million for the year ended December 31, 2013, primarily due to an increase of $9.7 million in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest, an increase of $8.3 million for plant repairs and maintenance primarily at the Wattenberg system and Chipeta, and an increase of $7.7 million for salaries, wages and payroll tax expense primarily at the Wattenberg system, the Brasada facility and the Hilight system.
Operation and maintenance expense increased by $13.6 million for the year ended December 31, 2012, primarily due to increased contract labor expense of $5.1 million at the Platte Valley and Wattenberg systems, increased expense of $1.1 million related to general equipment for operations and increased maintenance expense at the Wattenberg system, increased expense of $1.7 million related to plant repairs and turnaround expenses at the Bison facility and Hilight system, and increased facility expense of $0.8 million for the Non-Operated Marcellus Interest.

General and Administrative, Depreciation and Other Expenses

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
General and administrative	$29,751	$99,212	(70)%	$40,564	145%
Property and other taxes	23,244	19,688	18%	16,579	19%
Depreciation, amortization and impairments	145,916	120,608	21%	113,133	7%
Total general and administrative, depreciation and other expenses	$198,911	$239,508	(17)%	$170,276	41%

General and administrative expenses decreased by $69.5 million for the year ended December 31, 2013, primarily due to a decrease of $69.9 million in non-cash compensation expenses attributable to the awards outstanding under the Incentive Plan, which were settled in December 2012 when the Incentive Plan terminated in conjunction with our IPO. These declines were partially offset by an increase of $2.2 million in corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
General and administrative expenses increased by $58.6 million for the year ended December 31, 2012, due to an increase of $59.8 million in non-cash compensation expenses primarily attributable to the increase in the value of the outstanding awards under the Incentive Plan from $634.00 per Unit Appreciation Right (“UAR”) to $2,745.00 per UAR and the related increase of $1.2 million in payroll taxes. In addition, corporate and management personnel costs for which WES reimbursed Anadarko pursuant to WES’s omnibus agreement increased $3.6 million. These increases were partially offset by a $3.9 million decrease in management fees allocated to the Bison and MGR assets, the agreements for which were discontinued as of the respective dates of contribution, and a $1.2 million decrease in consulting and audit fees.
Property and other taxes increased by $3.6 million for the year ended December 31, 2013, primarily due to ad valorem tax increases of $2.6 million associated with capital additions at the Platte Valley, Chipeta and Wattenberg systems and $0.9 million due to the completion of the Brasada facility in June 2013. Property and other taxes increased by $3.1 million for the year ended December 31, 2012, primarily due to ad valorem tax increases at the Platte Valley and Wattenberg assets.
Depreciation, amortization and impairments increased by $25.3 million for the year ended December 31, 2013, primarily attributable to a $12.1 million increase in depreciation expense associated with capital projects completed at the Wattenberg, Chipeta, Platte Valley and Hilight systems, a $6.2 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, a $6.1 million increase in depreciation expense related to the completion of the Brasada facility in June 2013, and a $3.9 million increase in depreciation expense associated with the March 2013 acquisition of the Anadarko-Operated Marcellus Interest. Partially offsetting these increases was a decrease of $5.3 million in impairment expense, due to a $1.2 million impairment recognized in 2013 primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest, as compared to the $6.6 million impairment recognized in 2012 related to a gathering system in central Wyoming and a relocated compressor.
Depreciation, amortization and impairments increased by $7.5 million for the year ended December 31, 2012, primarily attributable to the addition of the Platte Valley assets, and depreciation associated with capital projects completed at the Wattenberg, Hilight, and Chipeta systems, the Non-Operated Marcellus Interest, and the Red Desert complex, partially offset by a $3.9 million decrease in impairment expense. The decrease is primarily due to a $6.6 million impairment recognized during 2012 related to a gathering system in central Wyoming and a relocated compressor, as compared to $10.3 million in impairment expense recognized during 2011, related to an indefinitely postponed expansion project at the Red Desert complex and a pipeline included in the MGR acquisition. See Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Interest income on note receivable	$16,900	$16,900	—%	$16,900	—%
Interest income, net on affiliate balances (1)	—	—	—%	7,206	(100)%
Interest income, net – affiliates	$16,900	$16,900	—%	24,106	(30)%
Third parties
Interest expense on long-term debt	$(59,293)	$(41,171)	44%	$(20,533)	101%
Amortization of debt issuance costs and commitment fees (2)	(4,449)	(4,319)	3%	(5,297)	(18)%
Capitalized interest	11,945	6,196	93%	420	NM
Affiliates
Interest expense on WES note payable to Anadarko (3)	—	(2,440)	(100)%	(4,935)	(51)%
Interest expense on affiliate balances (4)	—	(326)	(100)%	—	NM
Interest expense	$(51,797)	$(42,060)	23%	(30,345)	39%

NM-Not meaningful

(1)
Incurred on affiliate balances related to the Non-Operated Marcellus Interest, the MGR assets, and the Bison assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on WES assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

(2)
For the year ended December 31, 2013, includes $1.2 million of amortization of debt issuance costs and underwriters’ fees for the 2022 Notes, the 2021 Notes, and the 2018 Notes. For the year ended December 31, 2012, includes $1.1 million of amortization of debt issuance costs and underwriters’ fees for the 2022 Notes and the 2021 Notes.

(3)	In June 2012, the WES note payable to Anadarko was repaid in full. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)
Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada facility and Lancaster plant. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada facility and Lancaster plant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Interest expense increased by $9.7 million for the year ended December 31, 2013, primarily due to interest expense incurred on the 2022 Notes of $15.0 million as well as interest incurred on the 2018 Notes of $2.5 million. In addition, interest expense increased on the WES RCF by $0.6 million primarily due to greater average outstanding borrowings in the current period, partially offset by a decrease of $2.4 million attributable to the repayment of the note payable to Anadarko in June 2012. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Also partially offsetting the increases in interest expense for the year ended December 31, 2013, was an increase of capitalized interest of $5.7 million primarily associated with the expansion of the Lancaster plant and construction of the two Mont Belvieu JV fractionation trains.

Interest expense increased by $11.7 million for the year ended December 31, 2012, primarily due to interest expense incurred on the $670.0 million aggregate principal amount of the 2022 Notes, partially offset by increased capitalized interest associated with the construction of a second cryogenic train at the Chipeta plant and a decrease in interest expense on the note payable to Anadarko. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Other Income (Expense), Net

	Year Ended December 31,
thousands	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Other income (expense), net	$1,837	$292	NM	$(44)	NM

For the year ended December 31, 2013 and 2012, other income (expense), net included $1.6 million of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition. In addition, for the year ended December 31, 2013, other income (expense), net included $0.5 million of interest earned on overnight investments, which was offset by $0.2 million of expense associated with a remediation project for MGR.
For the year ended December 31, 2012, other income (expense), net also included a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with WES’s June 2012 offering of the 2022 Notes. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income Tax Expense

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Income before income taxes	$288,582	$170,026	70%	$239,011	(29)%
Income tax expense	2,630	20,715	(87)%	32,150	(36)%
Effective tax rate	1%	12%		13%

WES is not a taxable entity for U.S. federal income tax purposes; however, income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to the WES assets acquired from Anadarko, and WES’s share of Texas margin tax.
Income attributable to (a) the Non-Operated Marcellus Interest prior to and including March 2013, (b) the MGR assets prior to and including January 2012 and (c) the Bison assets prior to and including June 2011, was subject to federal and state income tax. Income earned on the Non-Operated Marcellus Interest, MGR assets and Bison assets for periods subsequent to March 2013, January 2012, and June 2011, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interests

	Year Ended December 31,
thousands except percentages	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Net income attributable to noncontrolling interests	$10,816	$14,890	(27)%	$14,103	6%

For the year ended December 31, 2013, net income attributable to noncontrolling interests decreased by $4.1 million primarily due to WES’s acquisition of the additional Chipeta interest in August 2012. For the year ended December 31, 2012, net income attributable to noncontrolling interests increased by $0.8 million primarily due to higher volumes at the Chipeta system, partially offset by the acquisition of the additional Chipeta interest in August 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and gross margin per Mcf	2013	2012	Inc/ (Dec)	2011	Inc/ (Dec)
Gross margin	$689,210	$574,508	20%	$542,034	6%
Gross margin per Mcf (1)	0.56	0.52	8%	0.55	(5)%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.58	0.54	7%	0.58	(7)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	457,773	377,929	21%	361,653	5%
Distributable cash flow (3)	$380,529	$309,945	23%	$319,294	(3)%

(1)
Average for period. Calculated as gross margin (total revenues less cost of product) divided by total throughput (excluding throughput measured in barrels), including 100% of gross margin and volumes attributable to Chipeta, WES’s 14.81% interest in income and volumes attributable to Fort Union and WES’s 22% interest in income and volumes attributable to Rendezvous. Gross margin also includes 100% of gross margin attributable to WES’s NGL pipelines, WES’s 10% interest in income attributable to White Cliffs, and WES’s 25% interest in income attributable to the Mont Belvieu JV.

(2)	Calculated as described in footnote one above, except also excludes the noncontrolling interest owners’ proportionate share of revenues, cost of product and throughput.

(3)
For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

Gross margin and Gross margin per Mcf. Gross margin increased by $114.7 million for the year ended December 31, 2013, primarily due to higher margins on the Non-Operated Marcellus Interest, the Wattenberg system, the Anadarko-Operated Marcellus Interest, Chipeta, and the start-up of the Brasada facility in June 2013.
Gross margin increased by $32.5 million for the year ended December 31, 2012, primarily due to higher margins on the Non-Operated Marcellus Interest and on the Wattenberg and Chipeta systems due to increases in volumes sold (including the impact of commodity price swap agreements at the Wattenberg system). These increases were partially offset by lower gross margins at the Red Desert complex due to higher prices in 2011, as we entered into commodity price swap agreements associated with the MGR acquisition that became effective in January 2012.
Gross margin per Mcf increased by $0.04 for the year ended December 31, 2013, primarily due to higher margins and increases in throughput at Chipeta, the Wattenberg system, and the Non-Operated Marcellus Interest, as well as overall changes in the throughput mix of our portfolio.
Gross margin per Mcf decreased by $0.03 for the year ended December 31, 2012, primarily due to a decrease in volumes sold at the Red Desert complex coupled with an increase in cost of product as a result of commodity price swap agreements associated with the MGR acquisition which became effective in January 2012, partially offset by increases associated with growth in certain of our lower-margin assets.

Adjusted EBITDA. Adjusted EBITDA increased by $79.8 million for the year ended December 31, 2013, primarily due to a $135.3 million increase in total revenues excluding equity income and a $4.1 million decrease in net income attributable to noncontrolling interest as a result of the acquisition of the additional Chipeta interest. These amounts were offset by a $28.6 million increase in operation and maintenance expenses, a $28.2 million increase in cost of product, and a $3.6 million increase in property and other tax expense.
Adjusted EBITDA increased by $16.3 million for the year ended December 31, 2012, primarily due to a $36.3 million increase in total revenues excluding equity income, a $4.7 million increase in distributions from equity investees, and a $1.1 million decrease in general and administrative expenses excluding non-cash equity-based compensation. These increases were partially offset by a $13.6 million increase in operation and maintenance expenses, an $8.7 million increase in cost of product, a $3.1 million increase in property and other tax expense, and a $0.8 million increase in net income attributable to noncontrolling interests.

Distributable cash flow. Distributable cash flow increased by $70.6 million for the year ended December 31, 2013, primarily due to a $79.8 million increase in Adjusted EBITDA and a $6.6 million decrease in maintenance capital expenditures, offset by a $15.8 million increase in net cash paid for interest expense.
Distributable cash flow decreased by $9.3 million for the year ended December 31, 2012, primarily due to a $17.2 million increase in net cash paid for interest expense, an $8.2 million increase in cash paid for maintenance capital expenditures and a $0.3 million increase in cash paid for income taxes, partially offset by the $16.3 million increase in Adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and general partner, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of December 31, 2013, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of its general partner on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On January 20, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.60 per unit, or $92.6 million in aggregate, including incentive distributions. The cash distribution was paid on February 12, 2014, to WES unitholders of record at the close of business on January 31, 2014.
WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Please read Part I, Item 1A—Risk Factors of this Form 10-K.

Working capital. As of December 31, 2013, WES had $4.4 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of December 31, 2013, WES had $787.2 million available for borrowing under its $800.0 million WES RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2013	2012	2011
Acquisitions	$716,985	$611,719	$330,794

Expansion capital expenditures	$615,924	$600,893	$121,318
Maintenance capital expenditures	29,930	37,228	28,399
Total capital expenditures (1)	$645,854	$638,121	$149,717

Capital incurred (2)	$628,285	$690,041	$182,536

(1)
Capital expenditures for the years ended December 31, 2013 and 2012, included $10.6 million and $6.8 million, respectively, of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the years ended December 31, 2012 and 2011, included $178.8 million and $20.1 million, respectively, of pre-acquisition capital expenditures for the Non-Operated Marcellus Interest, the MGR assets, and the Bison assets.

(2)
Includes the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners for all periods presented. Capital incurred for the years ended December 31, 2013 and 2012, included $10.6 million and $6.8 million, respectively, of capitalized interest. Capital incurred for the years ended December 31, 2013, 2012 and 2011, included $8.8 million, $160.9 million and $45.7 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest, the MGR assets, and the Bison assets.

Acquisitions during 2013 included OTTCO, the Mont Belvieu JV, the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest. Acquisitions during 2012 included the additional Chipeta interest and the MGR assets. Acquisitions during 2011 included the Bison facility and the Platte Valley system. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Capital expenditures, excluding acquisitions, increased by $7.7 million for the year ended December 31, 2013. Expansion capital expenditures increased by $15.0 million (including a $3.8 million increase in capitalized interest) for the year ended December 31, 2013, primarily due to an increase of $114.2 million related to the construction of the Lancaster plants and a $91.7 million increase in expenditures at the Wattenberg and Hilight systems and the Anadarko-Operated Marcellus Interest. These increases were partially offset by a $191.2 million decrease at Chipeta, the Non-Operated Marcellus Interest, the Brasada facility and the Platte Valley system. Maintenance capital expenditures decreased by $7.3 million, primarily as a result of decreased expenditures of $7.5 million at the Wattenberg, Hilight, Haley, and Platte Valley systems, the Red Desert complex and the Non-Operated Marcellus Interest, partially offset by a $1.7 million increase at the Anadarko-Operated Marcellus Interest.

Capital expenditures, excluding acquisitions, increased by $488.4 million for the year ended December 31, 2012. Expansion capital expenditures increased by $479.6 million for the year ended December 31, 2012, primarily due to an increase of $189.3 million related to the construction of the Brasada gas processing facility and Lancaster plant, $167.3 million in expenditures for the Non-Operated Marcellus Interest, $127.3 million in expenditures at WES’s Wattenberg, Chipeta, and Platte Valley systems and at the Red Desert complex, and $6.8 million of capitalized interest expense. These increases were partially offset by a $7.2 million decrease related to the Bison assets due to the continued startup costs incurred in early 2011, and a $1.2 million decrease at the Granger complex. Maintenance capital expenditures increased by $8.8 million, primarily as a result of increased expenditures of $10.0 million due to higher well connects at the Non-Operated Marcellus Interest, the Platte Valley and Haley systems, and the Red Desert complex, partially offset by $2.3 million in 2011 improvements at the Hugoton system.
WES estimates its total capital expenditures for the year ended December 31, 2014, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions, to be $614 million to $664 million and its maintenance capital expenditures to be 9% to 11% of total capital expenditures. Expected 2014 projects include the construction of a second train at WES’s Lancaster plant and continued well connections in the Denver-Julesburg basin and the Marcellus shale. WES’s future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to it, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. WES expects to fund future capital expenditures from cash flows generated from operations, interest income from its note receivable from Anadarko, borrowings under the WES RCF, the issuance of additional WES units or debt offerings.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2013	2012	2011
Net cash provided by (used in):
Operating activities	$415,721	$338,026	$312,838
Investing activities	(1,416,066)	(1,249,942)	(479,722)
Financing activities	681,092	1,105,338	366,369
Net increase (decrease) in cash and cash equivalents	$(319,253)	$193,422	$199,485

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2013, was $415.7 million, compared to $338.0 million for the year ended December 31, 2012. Operating cash flows increased primarily due to the impact of changes in working capital items, in addition to higher sales volumes and higher average natural gas prices.
Net cash provided by operating activities during the year ended December 31, 2012, was $338.0 million, compared to $312.8 million for the year ended December 31, 2011. Operating cash flows increased primarily due to the impact of changes in working capital items, in addition to higher sales volumes and increased average commodity prices pursuant to commodity price swap agreements and the addition of the Platte Valley assets in March 2011. The impact of changes in working capital items was primarily due to accruals of expected future operating cash receipts and payments.
Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2013, included the following:

•	$465.5 million of cash paid for the acquisition of the Non-Operated Marcellus Interest;

•	$646.5 million of capital expenditures, net of $0.6 million of contributions in aid of construction costs from affiliates;

•	$134.6 million of cash paid for the acquisition of the Anadarko-Operated Marcellus Interest;

•	$78.1 million of cash paid for the acquisition of the Mont Belvieu JV;

•	$37.3 million of capital contributions to the Mont Belvieu JV to fund WES’s share of construction costs for the fractionation facilities completed in the fourth quarter of 2013;

•	$27.5 million of cash paid for the acquisition of OTTCO;

•	$19.1 million of cash paid related to a White Cliffs expansion project anticipated to be completed in the first half of 2014; and

•	$11.2 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2012, included the following:

•	$458.6 million of cash paid for the acquisition of the MGR assets;

•	$638.1 million of capital expenditures;

•	$128.3 million of cash paid for the additional Chipeta interest; and

•	$24.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2011, included the following:

•	$302.0 million of cash paid for the acquisition of the Platte Valley system;

•	$149.7 million of capital expenditures;

•	$25.0 million of cash paid for the acquisition of the Bison facility; and

•	$3.8 million for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2013, included the following:

•
$273.7 million of net proceeds from WES’s December 2013 equity offering, including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest, $215.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•
$424.7 million of net proceeds from the WES May 2013 equity offering, including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest, $245.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•
$247.6 million of net proceeds from the WES 2018 Notes offering in August 2013, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF, including $250.0 million of borrowings to fund the acquisition of the Non-Operated Marcellus Interest;

•	$133.5 million of borrowings to fund the acquisition of the Anadarko-Operated Marcellus Interest;

•	$299.0 million of borrowings to fund capital expenditures;

•	$27.5 million of borrowings to fund the acquisition of OTTCO;

•
$41.8 million of net proceeds from activity under WES’s Continuous Offering Program (as defined and discussed in Registered Securities within this Item 7), including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest; and

•
$0.5 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after WES common units were issued in conjunction with the acquisition of the Non-Operated Marcellus Interest.

Net contributions from Anadarko attributable to intercompany balances were $4.5 million during the year ended December 31, 2013, representing intercompany transactions attributable to the Non-Operated Marcellus Interest.

Net cash provided by financing activities for the year ended December 31, 2012, included the following:

•
$511.3 million and $156.4 million of net proceeds from the WES 2022 Notes offering in June 2012 and October 2012, respectively, after underwriting and original issue discounts, original issue premiums and offering costs;

•	$409.4 million of net proceeds from common and general partner units WES sold in connection with the closing of our December 2012 IPO;

•	$299.0 million of borrowings to fund the acquisition of the MGR assets; and

•	$216.4 million of net proceeds from the June 2012 WES equity offering.

Proceeds from the WES 2022 Notes offerings were used to repay amounts outstanding under the WES RCF and the WES note payable to Anadarko.
Net contributions from Anadarko attributable to intercompany balances were $171.1 million during the year ended December 31, 2012, representing intercompany transactions attributable to the Non-Operated Marcellus Interest, the compensation expense allocated to WES since the inception of the Incentive Plan and the settlement of intercompany transactions attributable to the MGR assets.

Net cash provided by financing activities for the year ended December 31, 2011, included the following:

•	$493.9 million of net proceeds from WES’s 2021 Notes offering in May 2011, after underwriting and original issue discounts and offering costs;

•	$303.0 million of borrowings to fund the acquisition of the Platte Valley system;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from the WES RCF;

•	$202.8 million of net proceeds from the September 2011 WES equity offering; and

•	$132.6 million of net proceeds from the March 2011 WES equity offering.

Proceeds from WES’s 2021 Notes offering and the March 2011 WES equity offering were used to repay $619.0 million of borrowings outstanding under the WES RCF.
Net distributions to Anadarko attributable to pre-acquisition intercompany balances were $36.0 million during 2011, attributable to the Non-Operated Marcellus Interest and the net non-cash settlement of intercompany transactions attributable to the MGR assets and the Bison facility.

For the years ended December 31, 2013, 2012 and 2011, WES paid $299.1 million, $197.9 million, and $140.1 million, respectively, of cash distributions to its unitholders. Contributions from noncontrolling interest owners of Chipeta totaled $2.2 million, $29.1 million and $33.6 million during the years ended December 31, 2013, 2012 and 2011, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions to noncontrolling interest owners of Chipeta totaled $13.1 million, $17.3 million and $17.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing the distributions paid as of December 31 of the respective year. Decreases in contributions by and distributions to noncontrolling interest owners of Chipeta were also impacted by WES’s August 2012 acquisition of the additional Chipeta interest.

Debt and credit facilities. As of December 31, 2013, the carrying value of WES’s outstanding debt consisted of $249.7 million of the 2018 Notes, $673.3 million of the 2022 Notes and $495.2 million of the 2021 Notes. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

WES Senior Notes. In August 2013, WES completed the offering of $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018 at a price to the public of 99.879% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2018 Notes is 2.806%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $1.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the WES RCF.
The 2018 Notes mature on August 15, 2018, unless earlier redeemed. The Partnership may redeem the 2018 Notes in whole or in part, at any time before July 15, 2018, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2018 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2018 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2018 Notes) plus 20 basis points, plus, in either case, accrued and unpaid interest to such redemption date, if any, on the principal amount being redeemed. On or after July 15, 2018, the 2018 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued interest on the 2018 Notes to be redeemed to the date of redemption.
In June 2012, WES completed the offering of $520.0 million aggregate principal amount of the 2022 Notes at a price to the public of 99.194% of the face amount. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of the 2022 Notes at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes is 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under the WES RCF and the $175.0 million WES note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.
The 2022 Notes mature on July 1, 2022, unless earlier redeemed. WES may redeem the 2022 Notes in whole or in part, at any time before April 1, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2022 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2022 Notes) plus 37.5 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after April 1, 2022, the 2022 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued interest on the 2022 Notes to be redeemed to the date of redemption.

In May 2011, WES completed the offering of $500.0 million aggregate principal amount of the 2021 Notes at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the 2021 Notes is paid semi-annually on June 1 and December 1 of each year. Proceeds from the offering of the 2021 Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the WES RCF, with the remainder used for general partnership purposes. Upon issuance, the 2021 Notes were fully and unconditionally guaranteed on a senior unsecured basis by each of WES’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees were immediately released on June 13, 2012, upon the Subsidiary Guarantors becoming released from their obligations under the WES RCF, as discussed below.
The 2021 Notes mature on June 1, 2021, unless earlier redeemed. WES may redeem the 2021 Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2021 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2021 Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the 2021 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued interest on the 2021 Notes to be redeemed to the date of redemption.
The indentures governing the 2021 Notes, 2022 Notes, and 2018 Notes contain customary events of default including, among others, (i) default for 30 days in the payment of interest when due; (ii) default in payment, when due, of principal of or premium, if any, at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The indentures also contain covenants that limit, among other things, WES’s ability, as well as that of certain of its subsidiaries, to (i) create liens on WES’s principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity. At December 31, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, and the 2018 Notes.

WES note payable to Anadarko. In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

WES RCF. As of December 31, 2013, WES had no outstanding borrowings and $12.8 million in outstanding letters of credit issued under the $800.0 million WES RCF. The RCF matures in March 2016 and bears interest at LIBOR plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.67% and 1.71% at December 31, 2013 and 2012, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2013 and 2012. At December 31, 2013, WES was in compliance with all covenants under the WES RCF. See Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

On June 13, 2012, following the receipt of a second investment grade rating as defined in the RCF, the guarantees provided by WES’s wholly owned subsidiaries were released, and WES is no longer subject to certain of the restrictive covenants associated with the WES RCF, including the maintenance of an interest coverage ratio and adherence to covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to dispose of assets and make certain investments or payments. The WES RCF continues to contain certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. At December 31, 2013, WES was in compliance with all remaining covenants under the RCF.
The 2021 Notes, the 2022 Notes, the 2018 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, the 2021 Notes, and/or the WES RCF. See Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to the 2018 Notes. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement. See Note 13—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

WES Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 WES borrowed $250.0 million under a three-year term loan from a group of banks (“WES Wattenberg term loan”). The WES Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on WES’s consolidated leverage ratio as defined in the WES Wattenberg term loan agreement. WES repaid the WES Wattenberg term loan in March 2011 using borrowings from the WES RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.

WGP working capital facility. On November 1, 2012, we entered into the $30.0 million WGP WCF with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.67% and 1.71% at December 31, 2013 and 2012, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of December 31, 2013, we had no outstanding borrowings under the WGP WCF and were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (the “Continuous Offering Program”). See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a discussion of trades completed by WES under its Continuous Offering Program.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2013. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2014.

	Obligations by Period
thousands	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt
Principal	—	—	—	—	250,000	1,170,000	1,420,000
Interest	59,652	59,634	59,614	59,595	56,324	160,275	455,094
Asset retirement obligations	1,966	1,755	127	—	—	74,187	78,035
Capital expenditures	47,112	—	—	—	—	—	47,112
Credit facility fees	2,000	2,000	460	—	—	—	4,460
Environmental obligations	932	532	532	135	135	579	2,845
Operating leases	309	245	233	157	34	—	978
Total	$111,971	$64,166	$60,966	$59,887	$306,493	$1,405,041	$2,008,524

Debt and credit facility fees. For additional information on credit facility fees required under the WES RCF, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information, see Note 10—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
For additional information on contracts, obligations and arrangements we and WES enter into from time to time, see Note 5—Transactions with Affiliates and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted-average life of WES’s long-lived assets is 23 years. If the depreciable lives of WES’s assets were reduced by 10%, WES estimates that annual depreciation expense would increase by $18.7 million, which would result in a corresponding reduction in WES’s operating income.

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
During 2013, WES recognized a $1.2 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest.
During 2012, WES recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also during 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within WES’s operating assets.
During 2011, WES recognized a $7.3 million impairment related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed by Anadarko management. Subsequent to the project evaluation and impairment, the remaining fair value of the equipment and materials was reclassified from within property, plant and equipment to other assets on the consolidated balance sheet and was $10.6 million as of December 31, 2011. Also during 2011, following an evaluation of future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

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
WES evaluates whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that WES has one operating segment and two reporting units: (i) gathering and processing and (2) transportation. The carrying value of goodwill as of December 31, 2013, was $100.5 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit.
The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If WES concludes that the fair value of the reporting unit more than likely exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment is not performed or indicates the fair value of the reporting unit may be less than its carrying amount, WES would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary. In this manner, estimating the fair value of WES’s reporting units was not necessary based on the qualitative evaluation as of October 1, 2013. However, fair-value estimates of WES’s reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.
Because quoted market prices for WES’s reporting units are not available, WES’s management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses information available to make these fair value estimates, including market multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Specifically, WES’s management estimates fair value by applying an estimated multiple to projected 2014 EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against WES’s projected EBITDA. A lower fair value estimate in the future for any of WES’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on WES’s most recent goodwill impairment test, WES concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in our consolidated financial statements.

Impairments of intangible assets. WES’s intangible asset balance as of December 31, 2013 and 2012, primarily represents the fair value, net of amortization, of (i) contracts WES assumed in connection with the Platte Valley acquisition in February 2011, which are amortized on a straight-line basis over 50 years, and (ii) interconnect agreements at Chipeta entered into in November 2012, amortized on a straight-line basis over 10 years.
Management assesses intangible assets for impairment together with the related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. No intangible asset impairment has been recognized in connection with these assets.

Fair value. Management estimates fair value in performing impairment tests for long-lived assets and goodwill as well as for the initial measurement of asset retirement obligations and the initial recognition of environmental obligations assumed in third-party acquisitions. When WES’s management is required to measure fair value and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach uses management’s best assumptions regarding expectations of projected EBITDA and multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in WES’s business plans and investment decisions.

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
We also bear a limited degree of commodity price risk through our investment in WES with respect to settlement of WES’s natural gas imbalances that arise from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers, as well as instances where WES’s actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by WES are valued at WES’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. WES’s exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during the year ended December 31, 2013, were low compared to historic rates. As of December 31, 2013, there were no borrowings under the WGP WCF and WES had no outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in no change in net income or in fair value of any borrowings under the WES RCF or WGP WCF at December 31, 2013.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 8. Financial Statements and Supplementary Data
WESTERN GAS EQUITY PARTNERS, LP

WESTERN GAS EQUITY PARTNERS, LP
REPORT OF MANAGEMENT
Management of the Partnership’s general partner prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the Partnership’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Partnership’s financial statements have been audited by KPMG LLP, an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to KPMG LLP all of the Partnership’s financial records and related data, as well as the minutes of the Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s Management and Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that as of December 31, 2013 the Partnership’s internal control over financial reporting is effective based on those criteria.
KPMG LLP has issued an attestation report on the Partnership’s internal control over financial reporting as of December 31, 2013.

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)
February 28, 2014

WESTERN GAS EQUITY PARTNERS, LP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):
We have audited Western Gas Equity Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Western Gas Equity Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 28, 2014

WESTERN GAS EQUITY PARTNERS, LP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):
We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Equity Partners, LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 28, 2014

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2013	2012	2011
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$306,810	$249,997	$227,535
Natural gas, natural gas liquids and condensate sales	496,848	436,423	417,547
Equity income and other, net	25,600	17,717	13,598
Total revenues – affiliates	829,258	704,137	658,680
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	175,732	132,333	119,934
Natural gas, natural gas liquids and condensate sales	44,396	71,916	84,836
Other, net	4,109	2,201	5,955
Total revenues – third parties	224,237	206,450	210,725
Total revenues	1,053,495	910,587	869,405
Operating expenses
Cost of product (1)	364,285	336,079	327,371
Operation and maintenance (1)	168,657	140,106	126,464
General and administrative (1)	33,464	99,728	40,564
Property and other taxes	23,244	19,688	16,579
Depreciation, amortization and impairments	145,916	120,608	113,133
Total operating expenses	735,566	716,209	624,111
Operating income	317,929	194,378	245,294
Interest income, net – affiliates	16,900	16,900	24,106
Interest expense (2)	(51,797)	(42,060)	(30,345)
Other income (expense), net	1,935	292	(44)
Income before income taxes	284,967	169,510	239,011
Income tax expense	2,580	48,909	58,796
Net income	282,387	120,601	180,215
Net income attributable to noncontrolling interests	122,173	59,181	86,057
Net income attributable to Western Gas Equity Partners, LP	$160,214	$61,420	$94,158
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$160,214	$61,420
Results attributable to the pre-IPO period	(49)	(56,904)
Pre-acquisition net (income) loss allocated to Anadarko	(4,637)	(1,707)
Limited partners’ interest in net income	$155,528	$2,809
Net income per common unit – basic and diluted (3)	$0.71	$0.01
Weighted average common units outstanding – basic and diluted (3)	218,896	218,896

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $129.0 million, $145.3 million and $83.7 million for the years ended December 31, 2013, 2012 and 2011 respectively. Operation and maintenance includes charges from Anadarko of $56.4 million, $51.2 million and $51.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. General and administrative includes charges from Anadarko of $24.2 million, $92.9 million and $33.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 5.

(2)	Includes affiliate (as defined in Note 1) interest expense of zero, $2.8 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 11.

(3)
Represents net income available to limited partners subsequent to closing the IPO of Western Gas Equity Partners, LP on December 12, 2012. Amounts for net income per common unit and weighted average common units outstanding are not applicable prior to closing the IPO of Western Gas Equity Partners, LP on December 12, 2012. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$113,085	$422,556
Accounts receivable, net (1)	83,943	48,550
Other current assets (2)	10,799	6,998
Total current assets	207,827	478,104
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	4,239,100	3,432,392
Less accumulated depreciation	855,845	714,436
Net property, plant and equipment	3,383,255	2,717,956
Goodwill	105,336	105,336
Other intangible assets	53,606	55,490
Equity investments	243,619	106,130
Other assets	27,401	27,798
Total assets	$4,281,044	$3,750,814
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (3)	$39,589	$25,154
Accrued ad valorem taxes	13,860	11,949
Income taxes payable	—	552
Accrued liabilities (4)	138,034	148,600
Total current liabilities	191,483	186,255
Long-term debt	1,418,169	1,168,278
Deferred income taxes	309	47,153
Asset retirement obligations and other	79,145	68,749
Total long-term liabilities	1,497,623	1,284,180
Total liabilities	1,689,106	1,470,435
Equity and partners’ capital
Common units (218,895,515 units issued and outstanding at December 31, 2013 and 2012)	905,082	912,376
Net investment by Anadarko	—	199,960
Total partners’ capital	905,082	1,112,336
Noncontrolling interests	1,686,856	1,168,043
Total equity and partners’ capital	2,591,938	2,280,379
Total liabilities, equity and partners’ capital	$4,281,044	$3,750,814

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $47.8 million and $17.5 million as of December 31, 2013 and 2012, respectively.

(2)	Other current assets includes natural gas imbalance receivables from affiliates of $0.1 million and $0.4 million as of December 31, 2013 and 2012, respectively.

(3)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.3 million and $2.5 million as of December 31, 2013 and 2012, respectively.

(4)	Accrued liabilities include amounts payable to affiliates of $0.1 million as of December 31, 2013 and 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2010	$421,121	$—	$812,821	$1,233,942
Net income	94,158	—	86,057	180,215
Dividend payable—Anadarko (1)	(30,101)	—	—	(30,101)
Conversion of subordinated units to common units (2)	160,407	—	(160,407)	—
WES equity transactions, net (3)	31,623	—	255,289	286,912
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	33,637	33,637
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(17,478)	(17,478)
Distributions to WES noncontrolling interest owners	—	—	(72,079)	(72,079)
Acquisitions from affiliates	(25,000)	—	—	(25,000)
Contributions of equity-based compensation to WES by Anadarko (4)	9,689	—	(23)	9,666
Net pre-acquisition contributions from (distributions to) Anadarko	(67,659)	—	—	(67,659)
Elimination of net deferred tax liabilities	22,072	—	—	22,072
Other	(573)	—	264	(309)
Balance at December 31, 2011	$615,737	$—	$938,081	$1,553,818
Net income	58,611	2,809	59,181	120,601
Issuance of common units, net of offering expenses	—	409,903	—	409,903
Dividend payable—Anadarko (1)	(158,791)	—	—	(158,791)
WES equity transactions, net (3)	52,875	(173,787)	332,844	211,932
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	29,108	29,108
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(17,303)	(17,303)
Distributions to WES noncontrolling interest owners	—	—	(99,570)	(99,570)
Acquisitions from affiliates	(458,764)	—	—	(458,764)
Acquisition of additional 24% interest in Chipeta (5)	(43,909)	—	(77,195)	(121,104)
Contributions of equity-based compensation to WES by Anadarko (4)	86,673	—	384	87,057
Net distributions of other assets to Anadarko	(15,275)	—	(21)	(15,296)
Net pre-acquisition contributions from (distributions to) Anadarko	256,403	—	—	256,403
Conversion of net investment by Anadarko to limited partner interest upon IPO	(673,451)	673,451	—	—
Elimination of net deferred tax liabilities upon IPO	373,353	—	—	373,353
Elimination of net deferred tax liabilities	106,504	—	—	106,504
Other	(6)	—	2,534	2,528
Balance at December 31, 2012	$199,960	$912,376	$1,168,043	$2,280,379
Net income	4,686	155,528	122,173	282,387
WES equity transactions, net (3)	—	187,016	537,795	724,811
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	2,247	2,247
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(13,127)	(13,127)
Distributions to WES noncontrolling interest owners	—	—	(130,706)	(130,706)
Distributions to WGP unitholders	—	(137,000)	—	(137,000)
Acquisitions from affiliates	(255,635)	(209,865)	—	(465,500)
Contributions of equity-based compensation to WES by Anadarko (4)	—	2,846	86	2,932
Net pre-acquisition contributions from (distributions to) Anadarko	4,459	—	—	4,459
Net distributions of other assets to Anadarko	—	(5,855)	—	(5,855)
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	36	345	381
Balance at December 31, 2013	$—	$905,082	$1,686,856	$2,591,938

(1)	Associated with the Incentive Plan. See Note 6.

(2)	Includes $93.6 million of tax associated with WES equity transactions that occurred prior to the one-for-one conversion of WES subordinated units to common units in August 2011.

(3)
Includes the impact of WES’s public equity offerings and units issued in connection with acquisitions of assets from Anadarko as described in Note 2. Partners’ capital and noncontrolling interest include $18.4 million and $23.0 million, respectively, of tax associated with WES equity transactions for the year ended December 31, 2011. The $120.9 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $(59.5) million for the year ended December 31, 2012. The $187.0 million increase to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP totaled $347.2 million for the year ended December 31, 2013.

(4)
Associated with the Anadarko Incentive Plans for the years ended December 31, 2011 and 2013, and associated with the Anadarko Incentive Plans and the Incentive Plan for the year ended December 31, 2012, as defined and described in Note 1 and Note 6.

(5)
See Note 2 for a description of WES’s acquisition of Anadarko’s then-remaining 24% membership interest in Chipeta in August 2012. The $43.9 million decrease to partners’ capital resulting from the August 2012 Chipeta acquisition, together with net income attributable to Western Gas Equity Partners, LP, totaled $17.5 million for the year ended December 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2013	2012	2011
Cash flows from operating activities
Net income	$282,387	$120,601	$180,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	145,916	120,608	113,133
Non-cash equity-based compensation expense	3,822	3,717	3,490
Deferred income taxes	(314)	(2,259)	(10,723)
Debt-related amortization and other items, net	2,449	2,319	3,110
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(34,148)	23,157	(44,725)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	22,700	5,320	30,884
Change in other items, net	(10,512)	3,997	(16,495)
Net cash provided by operating activities	412,300	277,460	258,889
Cash flows from investing activities
Capital expenditures	(646,471)	(638,121)	(149,717)
Contributions in aid of construction costs from affiliates	617	—	—
Acquisitions from affiliates	(476,711)	(611,719)	(28,837)
Acquisitions from third parties	(240,274)	—	(301,957)
Investments in equity affiliates	(51,974)	(862)	(93)
Proceeds from the sale of assets to affiliates	85	760	382
Other	(1,338)	—	500
Net cash used in investing activities	(1,416,066)	(1,249,942)	(479,722)
Cash flows from financing activities
Borrowings, net of debt issuance costs	957,503	1,041,648	1,055,939
Repayments of debt	(710,000)	(549,000)	(869,000)
Increase (decrease) in outstanding checks	(1,763)	1,800	4,039
Proceeds from the issuance of WGP common units, net of offering expenses	(2,367)	412,020	—
Proceeds from the issuance of WES common units, net of offering expenses	725,050	211,932	328,345
Distributions to WGP unitholders	(137,000)	—	—
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	2,247	29,108	33,637
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	(13,127)	(17,303)	(17,478)
Distributions to WES noncontrolling interest owners	(130,706)	(99,570)	(72,079)
Net contributions from (distributions to) Anadarko	4,458	137,844	(43,085)
Net cash provided by financing activities	694,295	1,168,479	420,318
Net increase (decrease) in cash and cash equivalents	(309,471)	195,997	199,485
Cash and cash equivalents at beginning of period	422,556	226,559	27,074
Cash and cash equivalents at end of period	$113,085	$422,556	$226,559

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$5,855	$15,296	$(29)
Interest paid, net of capitalized interest	$47,098	$28,042	$25,828
Taxes paid	$552	$495	$190

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General. Western Gas Equity Partners, LP is a Delaware master limited partnership formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP, a publicly traded partnership. Western Gas Equity Partners, LP was formed in September 2012 by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets. WES closed its initial public offering (“IPO”) to become publicly traded in 2008.
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES itself. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and Enterprise EF78 LLC (the “Mont Belvieu JV”). See Note 2. “Equity investment throughput” refers to WES’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.
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
In December 2012, WGP completed its IPO of 19,758,150 common units representing limited partner interests at a price of $22.00 per common unit, generating net proceeds of $412.0 million. The common units are listed on the New York Stock Exchange under the symbol “WGP.” WGP used $409.4 million of the net proceeds from its IPO to purchase common and general partner units of WES (see Note 4).
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of December 31, 2013, WES’s assets, exclusive of interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Natural gas pipelines	3	—	—

These assets are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania, and East, South and West Texas. WES was also constructing the Lancaster processing plant in Northeast Colorado at the end of the fourth quarter of 2013.

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
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. All significant intercompany transactions have been eliminated. Throughout these notes to the consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are identified as those of WGP as a standalone parent and its subsidiaries, excluding WES.
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

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member, and the limited partner interests in WES held by AMM and the public, are reflected as noncontrolling interests in the consolidated financial statements.

Chipeta. In July 2009, WES acquired a 51% interest in Chipeta and became party to Chipeta’s limited liability company agreement (the “Chipeta LLC agreement”). On August 1, 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of the additional Chipeta interest was accounted for on a prospective basis as WES acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by the third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

WES. The publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented. In addition, in March 2013, WES acquired a 33.75% interest in both the Liberty and Rome gas gathering systems from AMM, a wholly owned subsidiary of Anadarko. As part of the consideration paid, WES issued 449,129 WES common units to AMM. The limited partner interest in WES held by AMM is reflected within noncontrolling interests in the consolidated financial statements as of and for the year ended December 31, 2013. See Note 2.
The difference between the carrying value of WGP’s investment in WES and the underlying book value of common units issued by WES is accounted for as an equity transaction. Thus, if WES issues common units at a price different than WGP’s per-unit carrying value, any resulting change in the carrying value of WGP’s investment in WES is reflected as an adjustment to partners’ capital.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Presentation of WES assets. References to “WES assets” refer collectively to the assets indirectly owned by WGP through its partnership interests in WES as of December 31, 2013. Because WGP owns and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the assets WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets as of the date of common control. See Note 2.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets during the periods reported. Net income attributable to WES assets acquired from Anadarko for periods prior to WES’s acquisition of such assets is not allocated to the limited partners for purposes of calculating net income per common unit.

Use of estimates. In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known.

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

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, long-lived assets (asset groups), goodwill and other intangibles, initial recognition of asset retirement obligations, and initial recognition of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill and other intangibles, and the initial recognition of asset retirement obligations and environmental obligations use Level 3 inputs. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market valuation approach is used, depending on the quality of information available to support management’s assumptions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate, and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. See Note 11.
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported on the consolidated balance sheets approximate fair value due to the short-term nature of these items.

Cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. As of December 31, 2013, the third-party accounts receivable balance was net of the associated bad-debt reserve of $13,000. As of December 31, 2012, there was no reserve for bad debts.

Natural gas imbalances. The consolidated balance sheets include natural gas imbalance receivables and payables resulting from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers’ pipelines. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other natural gas volumes owed to or by WES are valued at the weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. As of December 31, 2013, natural gas imbalance receivables and payables were $3.6 million and $2.5 million, respectively. As of December 31, 2012, natural gas imbalance receivables and payables were $1.7 million and $3.1 million, respectively. Changes in natural gas imbalances are reported in equity income and other, net for imbalance receivables or in cost of product for imbalance payables.

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
Depreciation is computed using the straight-line method based on estimated useful lives and salvage values of assets. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand in the area.
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 8 for a description of impairments recorded during the years ended December 31, 2013, 2012 and 2011.

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

Goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets WGP, through its consolidation of WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price paid to a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, the goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of such net assets on their respective acquisition dates. The consolidated balance sheets as of December 31, 2013 and 2012, include goodwill of $105.3 million , the impairment of which (if applicable) is not deductible for tax purposes.
Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. An initial qualitative assessment may be performed prior to proceeding to the comparison of the fair value of each reporting unit to which goodwill has been assigned, to the carrying amount of net assets, including goodwill, of each reporting unit. If, based on qualitative factors, it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement. Estimating the fair value of the reporting units was not necessary based on the qualitative evaluation as of October 1, 2013, and no goodwill impairment has been recognized in these consolidated financial statements.

Other intangible assets. The intangible asset balance in the consolidated balance sheets includes the fair value, net of amortization, of (i) contracts assumed by WES in connection with the Platte Valley acquisition in February 2011, which are amortized on a straight-line basis over 50 years, and (ii) interconnect agreements at Chipeta entered into in November 2012, amortized on a straight-line basis over 10 years.
WES assesses intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment within this Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets. No intangible asset impairment has been recognized in these consolidated financial statements. As of December 31, 2013, the intangible asset carrying value was $53.6 million, net of $3.4 million of accumulated amortization. An estimated $1.4 million of intangible asset amortization will be recorded for each of the next five years. As of December 31, 2012, the intangible asset carrying value was $55.5 million, net of $2.0 million of accumulated amortization.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-method investments. The following table presents the activity of WES’s investments in equity of Fort Union, White Cliffs, Rendezvous and Mont Belvieu JV:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)	Mont Belvieu JV (4)
Balance at December 31, 2011	$22,268	$17,710	$69,839	$—
Investment earnings, net of amortization	6,383	7,871	1,857	—
Contributions	—	862	—	—
Distributions	(5,198)	(8,876)	(6,586)	—
Balance at December 31, 2012	$23,453	$17,567	$65,110	$—
Initial investment	—	—	—	78,129
Investment earnings, net of amortization	6,273	9,681	2,088	5,690
Contributions	16	19,087	—	38,661
Distributions	(4,570)	(9,266)	(4,029)	—
Distributions in excess of cumulative earnings	—	(2,030)	(2,241)	—
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480

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

(4)
WES has a 25% interest in the Mont Belvieu JV, an entity formed to design, construct, and own two fractionation trains located in Mont Belvieu, Texas. A third party is the operator of the Mont Belvieu JV fractionation trains. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the creation, appointment, or removal of officer positions require 50% or unanimous approval of the owners.

The investment balance at December 31, 2013, includes $2.5 million and $44.0 million for the purchase price allocated to the investment in Fort Union and Rendezvous, respectively, in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interests in Fort Union and Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.
The investment balance in White Cliffs at December 31, 2013, is $9.3 million less than WES’s underlying equity in White Cliffs’ net assets as of December 31, 2013, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income over the remaining estimated useful life of the White Cliffs pipeline.

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
The following tables present the summarized combined financial information for WES’s equity method investments (amounts represents 100% of investee financial information):

	Year Ended December 31,
thousands	2013	2012	2011
Consolidated Statements of Income
Revenues	$256,632	$199,764	$153,131
Operating income	176,370	135,577	90,549
Net income	175,060	134,066	88,521

	December 31,
thousands	2013	2012
Consolidated Balance Sheets
Current assets	$171,457	$44,474
Property, plant and equipment, net	1,174,034	611,441
Other assets	38,258	45,100
Total assets	$1,383,749	$701,015
Current liabilities	86,606	20,174
Non-current liabilities	32,704	50,759
Equity	1,264,439	630,082
Total liabilities and equity	$1,383,749	$701,015

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is adjusted to its expected settlement value through accretion expense, which is reported within depreciation, amortization and impairments in the consolidated statements of income. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 10.

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

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, WES is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to WES’s gathering systems for delivery of natural gas to WES’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under cost-of-service gathering agreements, fees are earned for gathering and compression services based on rates calculated in a cost-of-service model and reviewed periodically over the life of the agreements. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate are sold. The percentage of the product sale ultimately paid to the producer is recorded as a related cost of product expense.
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
Proceeds from the sale of residue, NGLs and condensate are reported as revenues from natural gas, natural gas liquids and condensate sales in the consolidated statements of income. Revenues attributable to the fixed-fee component of gathering and processing contracts as well as demand charges and commodity usage fees on transportation contracts are reported as revenues from gathering, processing and transportation of natural gas and natural gas liquids in the consolidated statements of income.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-based compensation. Concurrently with WGP’s IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which 2,963,762 units remained available for future issuance as of December 31, 2013. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s board of directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP will be amortized over the vesting periods applicable to the awards.
The Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) was adopted by WES GP concurrently with the IPO of WES and permits the issuance of up to 2,250,000 WES common units, of which 2,139,027 units remained available for future issuance as of December 31, 2013. Upon vesting of each phantom unit award, the holder will receive common units of WES or, at the discretion of WES GP’s board of directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP will be amortized over the vesting periods applicable to the awards.
Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) for the years ended December 31, 2012 and 2011 and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”) for all periods presented. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. Equity-based compensation granted under the Anadarko Incentive Plans does not impact cash flows from operating activities since the offset to compensation expense is recorded as a contribution to partners’ capital in the consolidated financial statements at the time of contribution, when the expense is realized. However, distribution equivalent rights awarded in tandem with equity-or liability-based awards are paid in cash and reflected within financing cash flows in the consolidated statements of cash flows. See Note 6.

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
For periods beginning on and subsequent to WES’s acquisition of the WES assets, WES makes payments to Anadarko pursuant to the tax sharing agreement entered into between Anadarko and WES for its estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, that are included in any combined or consolidated returns filed by Anadarko. The aggregate difference in the basis of WES’s assets for financial and tax reporting purposes cannot be readily determined as WES does not have access to information about each partner’s tax attributes in WES.
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2013 or 2012.
With respect to assets acquired from Anadarko, WES recorded Anadarko’s historic current and deferred income taxes for the periods prior to WES’s ownership of the assets. For periods subsequent to WES’s acquisition, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record current and deferred federal income taxes related to the assets acquired from Anadarko.

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
Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented. WGP had no material uncertain tax positions at December 31, 2013 or 2012.

Net income per common unit. Earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to periods prior to WGP’s IPO is not allocated to the limited partners for purposes of calculating net income per unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income. Net income equal to the amount of available cash (as defined in WGP’s partnership agreement) is allocated to the common unitholders consistent with actual cash distributions. See Note 4.

Other assets. For the years ended December 31, 2013 and 2012, other current assets on the consolidated balance sheets includes $0.4 million for a receivable recognized in conjunction with the capital lease component of a processing agreement assumed in connection with the acquisition of Mountain Gas Resources, LLC (“MGR”). See Note 2. The agreement, in which WES is the lessor, extends through December 2014. Other assets includes $4.6 million related to the unguaranteed residual value of the processing plant included in the processing agreement, based on a measurement of fair value estimated when the plant was acquired by Anadarko in 2006. Interest income related to the capital lease is recorded to other income (expense), net on the consolidated statements of income.

Contributions in aid of construction costs from affiliates. On certain of WES’s capital projects, Anadarko is obligated to reimburse WES for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. These cash receipts are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows. See Note 5.

2.  ACQUISITIONS

In May 2008, concurrently with the closing of the WES’s IPO, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC, and MIGC LLC. In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, the WES closed on the acquisition of a 51% membership interest in Chipeta from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs. See Note 13.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

The following table presents the acquisitions completed by WES during the years ended December 31, 2011, 2012 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES GP Units Issued
Platte Valley (1)	02/28/2011	100%	$303,000	$602	—	—
Bison (2)	07/08/2011	100%	—	25,000	2,950,284	60,210
MGR (3)	01/13/2012	100%	299,000	159,587	632,783	12,914
Chipeta (4)	08/01/2012	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (5)	03/01/2013	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (6)	03/08/2013	33.75%	133,500	—	—	—
Mont Belvieu JV (7)	06/05/2013	25%	—	78,129	—	—
OTTCO (8)	09/03/2013	100%	27,500	—	—	—

(1)
WES acquired (i) a natural gas gathering system and related compression and other ancillary equipment and (ii) cryogenic gas processing facilities from a third party. These assets are located in the Denver-Julesburg Basin. The acquisition is referred to as the “Platte Valley acquisition.”

(2)
The Bison gas treating facility acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming and includes (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets.” The Bison assets are the only treating and delivery point into the third-party-owned Bison pipeline. The Bison assets were placed in service in June 2010.

(3)
The assets acquired from Anadarko consisted of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming, and includes the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.”

(4)
WES acquired Anadarko’s additional Chipeta interest (as described in Note 1). WES received distributions related to the additional interest beginning July 1, 2012. This transaction brought WES’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

(5)
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

(6)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Anadarko-Operated Marcellus Interest acquisition below for further information, including the final allocation of the purchase price.

(7)
WES acquired a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionation trains located in Mont Belvieu, Texas, from a third party. The interest acquired is accounted for under the equity method of accounting and is referred to as the “Mont Belvieu JV” and the acquisition as the “Mont Belvieu JV acquisition.” See Mont Belvieu JV acquisition below for further information.

(8)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline that connects WES’s Red Desert and Granger complexes in southwestern Wyoming.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

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
The following is the final allocation of the purchase price, including $1.1 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition as of the acquisition date:

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
The following table presents pro forma condensed financial information as if the Anadarko-Operated Marcellus Interest acquisition had occurred on January 1, 2012:

	Year Ended December 31,
thousands except per-unit amounts	2013	2012
Revenues	$1,054,749	$915,464
Net income	282,535	118,572
Net income attributable to Western Gas Equity Partners, LP	160,362	59,391
Net income per common unit - basic and diluted	$0.71	$—

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Anadarko-Operated Marcellus Interest acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information in the table above includes $14.1 million of revenues and $0.7 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Anadarko-Operated Marcellus Interest that are included in the consolidated statement of income for the year ended December 31, 2013. The pro forma adjustments reflect pre-acquisition results of the Anadarko-Operated Marcellus Interest including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; and (c) interest on borrowings under WES’s revolving credit facility to finance the Anadarko-Operated Marcellus Interest acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the Anadarko-Operated Marcellus Interest acquisition, nor any future acquisition related expenses.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)

Mont Belvieu JV acquisition. The acquisition purchase price represented WES’s 25% share of construction costs incurred by the joint venture partner and 25% of the capitalized interest charged to the financial statements of the Mont Belvieu JV up to the date of acquisition. The allocated capitalized interest is reflected as a component of the equity investment balance recorded upon acquisition. Based on the total estimated net project cost, the construction of the fractionation facilities owned by the Mont Belvieu JV is considered a significant project and satisfies criteria for capitalization of interest. Capitalization of interest subsequent to the acquisition is treated as a basis difference between the cost of the investment and the underlying equity in the net assets of the Mont Belvieu JV. Upon completion of construction in the fourth quarter of 2013, WES began amortizing the capitalized interest recognized subsequent to the Mont Belvieu JV acquisition. This amortization is reflected as an adjustment to equity earnings from the Mont Belvieu JV.

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter.
The board of directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2012
December 31 (pro-rated from IPO date)	$0.03587	$7,852	February 2013
2013
March 31	$0.17875	$39,128	May 2013
June 30	$0.19750	$43,232	August 2013
September 30	$0.21375	$46,789	November 2013
December 31 (1)	$0.23125	$50,620	February 2014

(1)
On January 20, 2014, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.23125 per unit, or $50.6 million in aggregate. The cash distribution is payable on February 21, 2014, to WGP unitholders of record at the close of business on January 31, 2014.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2011
March 31	$0.390	$33,168	May 2011
June 30	$0.405	$36,063	August 2011
September 30	$0.420	$40,323	November 2011
December 31	$0.440	$43,027	February 2012
2012
March 31	$0.460	$46,053	May 2012
June 30	$0.480	$52,425	August 2012
September 30	$0.500	$56,346	November 2012
December 31	$0.520	$65,657	February 2013
2013
March 31	$0.540	$70,143	May 2013
June 30	$0.560	$79,315	August 2013
September 30	$0.580	$83,986	November 2013
December 31 (1)	$0.600	$92,609	February 2014

(1)
On January 20, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.60 per unit, or $92.6 million in aggregate, including incentive distributions. The cash distribution is payable on February 12, 2014, to WES unitholders of record at the close of business on January 31, 2014.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

General partner interest and incentive distribution rights of WES. WES GP is currently entitled to 2.0% of all quarterly distributions by WES. WES GP is entitled to incentive distributions if the amount distributed by WES with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.300	98.0%	2.0%
First target distribution	up to $0.345	98.0%	2.0%
Second target distribution	above $0.345 up to $0.375	85.0%	15.0%
Third target distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%

The table above assumes that WES GP maintains its 2.0% general partner interest in WES that WES GP continues to own the IDRs. The maximum distribution sharing percentage of 50.0% includes distributions paid to WES GP on its 2.0% general partner interest and does not include any distributions that it may receive on WES common units that it owns or may acquire.

4.  EQUITY AND PARTNERS’ CAPITAL

Initial Public Offering. In December 2012, WGP completed its IPO of 19,758,150 common units representing limited partner interests at a price of $22.00 per common unit. As of December 31, 2013, Anadarko held 199,137,365 of WGP’s common units, representing a 91.0% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 19,758,150 WGP common units, representing a 9.0% limited partner interest in WGP.

Net income per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to periods prior to WGP’s IPO, including compensation expense for grants of awards under the Incentive Plan (see Note 6), is attributable to subsidiaries of Anadarko and therefore not allocated to the limited partners for purposes of calculating net income per unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income. Similarly, post-IPO net income attributable to the WES assets (as defined in Note 1) acquired from Anadarko, for periods prior to WES’s acquisition of such assets, is not allocated to the limited partners when calculating net income per common unit.
Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions. Net income available to limited partners for the 20-day period beginning on the date WGP’s IPO closed through December 31, 2012, was calculated based on the number of common units outstanding after the IPO.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES equity. WES’s common units are listed on the New York Stock Exchange under the symbol “WES.” As of December 31, 2013, WGP and affiliates held 49,296,205 WES common units, representing a 41.2% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,394,345 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs. As of December 31, 2013, AMM, a subsidiary of Anadarko, separately held 449,129 WES common units, representing a 0.4% limited partner interest in WES, and the public held 67,577,478 WES common units, representing a 56.4% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES public equity offerings. WES completed the following public offerings of its common units during 2011, 2012 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued (1)	WES GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
March 2011 equity offering	3,852,813	78,629	$35.15	$5,621	$132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748
June 2012 equity offering	5,000,000	102,041	43.88	7,468	216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,203	424,733
December 2013 equity offering (3)	4,500,000	91,837	61.51	8,716	273,728

(1)
Includes the issuance of 302,813 WES common units, 750,000 WES common units and 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the March 2011, September 2011 and May 2013 equity offerings, respectively.

(2)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(3)
Excludes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option, and the corresponding issuance of 6,122 general partner units of WES to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Total net proceeds for the partial exercise of the underwriters’ over-allotment option (including the WES GP’s proportionate capital contribution) were $18.3 million.

In addition, pursuant to WES’s registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “Continuous Offering Program”), during the three months ended December 31, 2013, WES completed trades totaling 642,385 common units at an average price per unit of $60.83, generating gross proceeds of $39.9 million (including the WES GP’s proportionate capital contribution and before $0.9 million of associated offering expenses). During the year ended December 31, 2013, WES completed trades totaling 685,735 common units at an average price per unit of $60.84, generating gross proceeds of $42.6 million (including WES GP’s proportionate capital contribution and before $1.0 million of associated offering expenses).

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES common and general partner units. The following table summarizes WES’s common and general partner units issued during the years ended December 31, 2012 and 2013:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2011	90,140,999	1,839,613	91,980,612
MGR acquisition	632,783	12,914	645,697
Long-Term Incentive Plan awards	12,570	257	12,827
June 2012 equity offering	5,000,000	102,041	5,102,041
Chipeta acquisition	151,235	3,086	154,321
WGP unit purchase agreement	8,722,966	178,019	8,900,985
Balance at December 31, 2012	104,660,553	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	9,166	458,295
Long-Term Incentive Plan awards	12,395	253	12,648
May 2013 equity offering	7,015,000	143,163	7,158,163
Continuous Offering Program	685,735	13,996	699,731
December 2013 equity offering	4,500,000	91,837	4,591,837
Balance at December 31, 2013	117,322,812	2,394,345	119,717,157

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES note receivable from and amounts payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $296.7 million and $334.8 million at December 31, 2013, and 2012, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from the issuance of 4.000% Senior Notes due 2022. See Note 11.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2013, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of December 31, 2013 excluding the Hilight and Newcastle assets:

per barrel except natural gas	2014			2015			2016
Ethane	$18.36	−	$30.53	$18.41	−	$23.41	$23.11
Propane	$46.47	−	$53.78	$47.08	−	$52.99	$52.90
Isobutane	$61.24	−	$75.13	$62.09	−	$74.02	$73.89
Normal butane	$53.89	−	$66.01	$54.62	−	$65.04	$64.93
Natural gasoline	$71.85	−	$83.04	$72.88	−	$81.82	$81.68
Condensate	$75.22	−	$83.04	$76.47	−	$81.82	$81.68
Natural gas (per MMBtu)	$4.45	−	$6.20	$4.66	−	$5.96	$4.87

Below is a summary of the fixed prices or ranges on the WES’s outstanding commodity price swap agreements for the Hilight and Newcastle assets as of December 31, 2013:

per barrel except natural gas	2014
Propane			$40.38
Normal butane	$64.73	−	$66.83
Natural gasoline			$90.89
Condensate			$87.30
Natural gas (per MMBtu)			$3.45

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Year Ended December 31,
thousands	2013	2012	2011
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$21,382	$37,665	$33,845
Natural gas liquids sales	102,076	66,260	(36,802)
Total	123,458	103,925	(2,957)
Losses on commodity price swap agreements related to purchases (2)	(85,294)	(89,710)	(27,234)
Net gains (losses) on commodity price swap agreements	$38,164	$14,215	$(30,191)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. For the years ended December 31, 2013, 2012 and 2011, 57%, 64% and 67%, respectively, of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. For the years ended December 31, 2013, 2012 and 2011, 56%, 59% and 64%, respectively, of WES’s processing throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko.

Gas purchase and sale agreements. WES sells substantially all of its natural gas, NGLs, and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Omnibus agreements. Pursuant to the omnibus agreements discussed below, Anadarko performs centralized corporate functions for WGP and WES such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration.

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
The following table summarizes the amounts WGP reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2013	2012
General and administrative expenses	$271	$13
Public company expenses	2,391	503
Total reimbursement	$2,662	$516

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship regarding certain reimbursement and indemnification matters (the “WES omnibus agreement”).
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2013	2012	2011
General and administrative expenses	$16,882	$14,904	$11,754
Public company expenses	7,152	6,830	7,735
Total reimbursement	$24,034	$21,734	$19,489

Services and secondment agreement. Pursuant to the services and secondment agreement, specified employees of Anadarko are seconded to provide operating, routine maintenance and other services with respect to the assets owned and operated by WES under the direction, supervision and control of WES GP. Pursuant to the services and secondment agreement, WES reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires. The consolidated financial statements include costs allocated by Anadarko for expenses incurred under the services and secondment agreement for periods including and subsequent to the acquisition of the WES assets.

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
These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to the acquisition of the WES assets from Anadarko. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for the allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES long-term debt and WES RCF indemnification agreements. WES’s long-term debt is recourse to WES GP. In turn, WES GP has been indemnified by wholly owned subsidiaries of Anadarko for any claims made against WES GP under the indentures governing WES’s long-term debt or the WES RCF. See Note 11.

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
The employees supporting WES’s operations are employees of Anadarko. Anadarko allocates costs to WES for its share of personnel costs, including costs associated with equity-based compensation plans, non-contributory defined pension and postretirement plans, defined contribution savings plan pursuant to the WES omnibus agreement and services and secondment agreement. In general, WES’s reimbursement to Anadarko under the WES omnibus agreement or services and secondment agreement is either (i) on an actual basis for direct expenses Anadarko and WES GP incur on behalf of WES, or (ii) based on an allocation of salaries and related employee benefits between WES, WES GP and Anadarko based on estimates of time spent on each entity’s business and affairs. Most general and administrative expenses charged to WES by Anadarko are attributed to WES on an actual basis, and do not include any mark-up or subsidy component. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. Although it is not practicable to determine what the amount of these direct and allocated costs would be if WES were to directly obtain these services, management believes that aggregate costs charged to WES by Anadarko are reasonable.

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
thousands	Purchases			Sales
Cash consideration	$11,211	$24,705	$3,837	$85	$760	$382
Net carrying value	5,309	8,009	1,998	38	393	316
Partners’ capital adjustment	$5,902	$16,696	$1,839	$47	$367	$66

Contributions in aid of construction costs from affiliates. During the fourth quarter of 2013, a subsidiary of Anadarko entered into an aid in construction agreement with WES, whereby WES will construct five receipt-point facilities at its Brasada system that will serve the Anadarko subsidiary. Such subsidiary will reimburse WES for costs associated with construction of the receipt points. These reimbursements are presented within the investing section of the consolidated statements of cash flows as “Contributions in aid of construction costs from affiliates.”

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. Transactions with affiliates include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates, WGP GP and WES GP:

	Year ended December 31,
thousands	2013	2012	2011
Revenues (1)	$829,258	$704,137	$658,680
Cost of product (1)	129,045	145,250	83,722
Operation and maintenance (2)	56,435	51,237	51,339
General and administrative (3)	24,235	92,887	33,305
Operating expenses	209,715	289,374	168,366
Interest income, net (4)	16,900	16,900	24,106
Interest expense (5)	—	2,766	4,935
Distributions to WGP unitholders (6)	124,634	—	—
Distributions to WES unitholders (7)	755	—	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	12,588	16,476
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	6,528	9,437

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko (see Note 6) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)
Represents interest income recognized on the note receivable from Anadarko. For the year ended December 31, 2011, this line item also includes interest income, net on affiliate balances related to the Non-Operated Marcellus Interest, the MGR assets and the Bison assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the aforementioned assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

(5)
For the year ended December 31, 2012, includes interest expense recognized on the WES note payable to Anadarko (see Note 11) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada facility and Lancaster plant. WES repaid the WES note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko related to the construction of the Brasada facility and Lancaster plant in the fourth quarter of 2012.

(6)	Represents distributions paid under WGP’s partnership agreement.

(7)	Represents distributions paid under WES’s partnership agreement (see Note 4).

(8)
As described in Note 2, WES acquired the additional Chipeta interest on August 1, 2012, and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented on the consolidated statements of income.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY-BASED COMPENSATION

WGP LTIP. During the year ended December 31, 2013, WGP GP awarded 9,480 phantom units valued at a weighted-average grant-date fair value of $39.19 per common unit under the WGP LTIP to its independent directors, all of which were unvested at December 31, 2013. The phantom units awarded to the independent directors vest one year from the grant date. Compensation expense over the vesting period was $0.3 million for the year ended December 31, 2013. As of December 31, 2013, there was $27,000 of unrecognized compensation expense attributable to the outstanding independent director awards under the WGP LTIP, which will be realized by WGP and is expected to be recognized in one month.

WES LTIP. WES GP awards phantom units under the WES LTIP primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $0.6 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, of which $0.5 million will be realized by WES, and which is expected to be recognized over a weighted-average period of 1.4 years.
The following table summarizes WES LTIP award activity for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$41.77	25,619	$33.92	23,978	$20.19	17,503
Vested	$41.28	(14,695)	$33.20	(14,260)	$20.51	(15,119)
Granted	$62.49	5,920	$45.91	15,901	$35.66	21,594
Phantom units outstanding at end of year	$49.47	16,844	$41.77	25,619	$33.92	23,978

WGP LTIP and Anadarko Incentive Plans. During the year ended December 31, 2013, WGP GP awarded 26,758 phantom units valued at a weighted-average grant-date fair value of $39.19 per common unit under the WGP LTIP to certain of its executive officers, all of which were unvested at December 31, 2013. These phantom unit awards are subject to graded vesting over a three-year service period. For the years ended December 31, 2013, 2012 and 2011, general and administrative expenses included $3.0 million, $3.3 million and $2.5 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plans. Of these amounts, $2.9 million, $3.2 million and $1.0 million are reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, $5.5 million of estimated unrecognized compensation expense attributable to the WGP LTIP and Anadarko Incentive Plans (excluding performance-based awards) will be allocated to WES over a weighted-average period of 2.1 years.
During the fourth quarter of 2011, $9.7 million was recorded to partners’ capital in the consolidated financial statements related to accumulated compensation expense attributable to the Anadarko Incentive Plans that was allocated to WES by Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY-BASED COMPENSATION (CONTINUED)

The Incentive Plan. For the years ended December 31, 2012 and 2011, general and administrative expenses included $68.8 million and $11.4 million, respectively, of compensation expense for grants of Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights (“DERs”) under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko.
Under the terms of the Incentive Plan, the value of a UAR was equal to an amount calculated by dividing the “determined value” (defined below) by 1,000,000, less the applicable UAR exercise price. Prior to WGP’s IPO in December 2012, the value of awards issued under the Incentive Plan were revised periodically based on the estimated fair value of WES GP using a discounted cash flow estimate and multiples-valuation terminal value. UARs outstanding under the Incentive Plan as of December 31, 2011 were valued at $634.00 per UAR.
Anadarko and the Incentive Plan participants entered into a Memorandum of Understanding (the “MOU”) that, among other things, confirmed the intent and the understanding that WGP’s IPO resulted in the vesting of all unvested Incentive Plan awards and that the value of WES’s common units held by WGP prior to its IPO would not be considered in the valuation of the Incentive Plan awards.
WGP’s IPO and concurrent execution of the MOU triggered the exercise of all outstanding UARs and lump-sum cash payments (less any applicable withholding taxes) to plan participants equal to the value of each award, less its exercise price, if applicable. Pursuant to the MOU, the “determined value” was defined as equal to the aggregate WGP equity value, as determined using the market price of WGP based on the IPO price of WGP’s common units, reduced by the market value of WES’s common units owned by WGP prior to its IPO (based on the closing price of WGP’s common units on the day of the pricing of the IPO). Awards outstanding under the Incentive Plan at the time of WGP’s IPO (and the effective termination of the Incentive Plan) were valued at $2,745.00 per UAR and $12.00 per DER. Outstanding UVRs that vested concurrent with WGP’s IPO were cash-settled at their grant-date fair value.
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
The following table summarizes Incentive Plan award activity for the years ended December 31, 2012 and 2011:

	UVRs	UARs	DERs
Outstanding at December 31, 2011	14,691	75,369	75,369
Vested and settled (1)	(14,691)	(75,369)	(75,369)
Outstanding at December 31, 2012	—	—	—

Weighted average intrinsic per-unit value as of:
December 31, 2011 (2)	$65.24	$579.54	$—
December 31, 2012 (3)	$65.24	$2,690.47	$11.93

(1)	UARs and DERs remained outstanding upon vesting until they were settled in cash, forfeited, or expired. As of December 31, 2011, 60,678 of the outstanding UARs and 3,334 of the DERs were vested.

(2)	The DERs had no attributed value since WES GP had not declared or paid distributions.

(3)	As discussed above, all awards then outstanding under the Incentive Plan were settled upon the closing of WGP’s IPO.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2013	2012	2011
Current income tax expense
Federal income tax expense	$2,258	$48,244	$64,959
State income tax expense	636	2,924	4,560
Total current income tax expense	2,894	51,168	69,519
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	725	(9,140)	(13,464)
State income tax expense (benefit)	(1,039)	6,881	2,741
Total deferred income tax expense (benefit)	(314)	(2,259)	(10,723)
Total income tax expense	$2,580	$48,909	$58,796

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2013	2012	2011
Income before income taxes	$284,967	$169,510	$239,011
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Non-deductible goodwill	—	—	1,484
Federal taxes on income attributable to Anadarko’s investment in WES	3,318	41,582	23,872
State taxes on income attributable to Anadarko’s investment in WES (net of federal benefit)	621	6,069	1,290
Federal taxes on income attributable to WES assets pre-acquisition	—	—	29,502
State taxes on income attributable to WES assets pre-acquisition (net of federal benefit)	—	—	1,984
Texas margin tax expense (benefit)	(1,359)	1,258	664
Income tax expense	$2,580	$48,909	$58,796
Effective tax rate	1%	29%	25%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2013	2012
Credit carryforwards	$14	$14
Net current deferred income tax assets	14	14
Depreciable property	(839)	(47,558)
Credit carryforwards	527	541
Other	3	(136)
Net long-term deferred income tax liabilities	(309)	(47,153)
Total net deferred income tax liabilities	$(295)	$(47,139)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.5 million of state income tax credits that expire in 2026.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2013	2012
Land	n/a	$2,584	$501
Gathering systems	3 to 47 years	3,673,008	2,911,572
Pipelines and equipment	15 to 45 years	146,008	91,126
Assets under construction	n/a	405,633	422,002
Other	3 to 40 years	11,867	7,191
Total property, plant and equipment		4,239,100	3,432,392
Accumulated depreciation		855,845	714,436
Net property, plant and equipment		$3,383,255	$2,717,956

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2013, WES recognized a $1.2 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest.
During 2012, WES recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs and an impairment of $0.6 million for the original installation costs on a compressor relocated within WES’s operating assets.
During 2011, WES recognized a $7.3 million impairment related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex (see Note 2) expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed. Also during 2011, following an evaluation of estimated future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

9.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

	December 31,
thousands	2013	2012
Natural gas liquids inventory	$2,584	$1,678
Natural gas imbalance receivables	3,605	1,663
Prepaid insurance	2,900	1,897
Other	1,710	1,760
Total other current assets	$10,799	$6,998

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  COMPONENTS OF WORKING CAPITAL (CONTINUED)

A summary of accrued liabilities is as follows:

	December 31,
thousands	2013	2012
Accrued capital expenditures	$94,750	$112,311
Accrued plant purchases	21,396	16,350
Accrued interest expense	18,119	15,868
Short-term asset retirement obligations	1,966	1,711
Short-term remediation and reclamation obligations	562	799
Other	1,241	1,561
Total accrued liabilities	$138,034	$148,600

10.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2013	2012
Carrying amount of asset retirement obligations at beginning of year	$66,723	$64,345
Liabilities incurred	14,143	9,414
Liabilities settled	(1,943)	(786)
Accretion expense	4,326	4,270
Revisions in estimated liabilities	(5,214)	(10,520)
Carrying amount of asset retirement obligations at end of year	$78,035	$66,723

Revisions in estimated liabilities for the year ended December 31, 2013, related primarily to the change in the estimated timing of settling asset retirement obligations at the Wattenberg system. The liabilities incurred for the year ended December 31, 2013, represented the increase in the capital expansion at the Wattenberg and Hilight systems and the June 2013 completion of the Brasada facility.
Revisions in estimated liabilities for the year ended December 31, 2012, related primarily to the change in the estimated timing of settling asset retirement obligations at the Wattenberg system. The liabilities incurred for the year ended December 31, 2012, represented the increase in asset retirement obligations primarily related to the capital expansion at the Wattenberg system.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE

The following table presents outstanding debt as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,278	$641,237	$670,000	$673,617	$669,928
5.375% Senior Notes due 2021	500,000	495,173	533,615	500,000	494,661	499,946
2.600% Senior Notes due 2018	250,000	249,718	247,988	—	—	—
Total debt outstanding	$1,420,000	$1,418,169	$1,422,840	$1,170,000	$1,168,278	$1,169,874

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity for the years ended December 31, 2013 and 2012:

thousands	Carrying Value
Balance as of December 31, 2011	$669,178
WES revolving credit facility borrowings	374,000
Issuance of 4.000% Senior Notes due 2022	670,000
Repayment of WES revolving credit facility	(374,000)
Repayment of WES note payable to Anadarko	(175,000)
WES revolving credit facility borrowings - Swingline	20,000
WES repayment of revolving credit facility - Swingline	(20,000)
Other	4,100
Balance as of December 31, 2012	$1,168,278
WES revolving credit facility borrowings	710,000
Repayments of WES revolving credit facility	(710,000)
Issuance of 2.600% Senior Notes due 2018	250,000
Other	(109)
Balance as of December 31, 2013	$1,418,169

WES Senior Notes. In August 2013, WES completed the offering of $250.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”) at a price to the public of 99.879% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2018 Notes is 2.806%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $1.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under WES’s $800.0 million senior unsecured revolving credit facility (“WES RCF”).
The 2018 Notes mature on August 15, 2018, unless earlier redeemed. WES may redeem the 2018 Notes in whole or in part, at any time before July 15, 2018, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2018 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2018 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2018 Notes) plus 20 basis points, plus, in either case, accrued and unpaid interest to such redemption date, if any, on the principal amount being redeemed. On or after July 15, 2018, the 2018 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued interest on the 2018 Notes to be redeemed to the date of redemption.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

In June 2012, WES completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022. In October 2012, WES issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”
In May 2011, WES completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”). The indentures governing the 2021 Notes, the 2022 Notes, and the 2018 Notes contain customary events of default. At December 31, 2013, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, and the 2018 Notes.

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

WES revolving credit facility. In March 2011, WES entered into the amended and restated $800.0 million senior unsecured WES RCF and borrowed $250.0 million under the WES RCF to repay the WES Wattenberg term loan (described below). The WES RCF amended and restated a $450.0 million credit facility, which was originally entered into in October 2009. At December 31, 2013 and 2012, the interest rate on the WES RCF was 1.67% and 1.71%, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2013 and 2012. See Note 13.
As of December 31, 2013, WES had no outstanding borrowings, $12.8 million in outstanding letters of credit issued and $787.2 million available for borrowing under the WES RCF. At December 31, 2013, WES was in compliance with all covenants under the WES RCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

The 2021 Notes, the 2022 Notes, the 2018 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, the 2021 Notes, and/or the WES RCF. See Note 13.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to the 2018 Notes. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement. See Note 13.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.67% and 1.71% at December 31, 2013 and 2012, respectively.
WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of December 31, 2013, WGP had no outstanding borrowings under the WGP WCF, and WGP was in compliance with all covenants under the WGP WCF.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2013	2012	2011
Third parties
Interest expense on long-term debt	$59,293	$41,171	$20,533
Amortization of debt issuance costs and commitment fees (1)	4,449	4,319	5,297
Capitalized interest	(11,945)	(6,196)	(420)
Total interest expense – third parties	51,797	39,294	25,410
Affiliates
Interest expense on WES note payable to Anadarko (2)	—	2,440	4,935
Interest expense on affiliate balances (3)	—	326	—
Total interest expense – affiliates	—	2,766	4,935
Interest expense	$51,797	$42,060	$30,345

(1)
For the years ended December 31, 2013 and 2012, includes $1.0 million and $1.1 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering of the 2022 Notes, partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. In addition, for the year ended December 31, 2013, includes the amortization of the original issue discount and underwriters’ fees for the 2018 Notes of $0.2 million. For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes.

(2)	In June 2012, the WES note payable to Anadarko was repaid in full. See WES note payable to Anadarko within this Note 11.

(3)
Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada facility and Lancaster plant. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada facility and Lancaster plant.

12.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2013 and 2012, asset retirement obligations and other on the consolidated balance sheets included a $1.9 million long-term liability for remediation and reclamation obligations. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 9.

Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a subsidiary of WES, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2013, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $47.1 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Lancaster plant and an expansion project at the Fort Lupton compressor station in the Wattenberg system.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.
Rent expense associated with the office, warehouse and equipment leases was $2.8 million, $3.0 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2013, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement:

thousands	Operating Leases
2014	$309
2015	245
2016	233
2017	157
2018	34
Thereafter	—
Total	$978

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENTS

Effective February 12, 2014, Anthony R. Chase resigned as a director of WES GP due to his appointment to the board of directors of Anadarko. In connection with his resignation and in recognition of his service, WES GP’s board of directors accelerated the vesting of 1,280 phantom units held by Mr. Chase. Also effective February 12, 2014, Steven D. Arnold was appointed to the WES GP’s board of directors as an independent director and member of the audit committee and special committee of WES GP’s board of directors.
On February 26, 2014, WES entered into a five-year senior unsecured revolving credit agreement (the “2014 WES RCF”), amending and restating the WES RCF, which was originally entered into in March 2011 and had an outstanding balance of $60.0 million immediately prior to closing on the 2014 WES RCF. The aggregate initial commitments of the 2014 WES RCF lenders are $1.2 billion and are expandable to a maximum of $1.5 billion. The 2014 WES RCF matures on February 26, 2019, and bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based on WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), also based upon its senior unsecured debt rating. As of February 26, 2014, there was $60.0 million outstanding on the 2014 RCF, drawn to repay amounts that were outstanding on the RCF upon WES entering into the 2014 RCF.
On February 27, 2014, WES announced it agreed to acquire Anadarko’s 20% interest in Texas Express Pipeline LLC and Texas Express Gathering LLC, and a 33.33% interest in Front Range Pipeline LLC (collectively, the “TEFR acquisition”) for $375.0 million. WES intends to finance the TEFR acquisition, which is expected to close on March 3, 2014, with $6.3 million of cash on hand, the borrowing of $350.0 million on the 2014 WES RCF, and the issuance of 308,490 WES common units to Anadarko at an implied price of $60.78 per unit. In connection with the TEFR acquisition, WES GP and another wholly owned subsidiary of Anadarko will enter into an indemnification agreement (the “TEFR Indemnification Agreement”) whereby such subsidiary will indemnify WES GP for any recourse liability it may have for 2014 WES RCF borrowings, or other debt financing, attributable to the TEFR acquisition. WES GP and WGRI will also amend and restate the existing indemnity agreement between them (as discussed in Note 11) to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the TEFR Indemnification Agreement. WES GP and another wholly owned subsidiary of Anadarko will also amend and restate the 2013 Indemnification Agreement (as discussed in Note 11) primarily to conform language among all the indemnity agreements with WES GP.

WESTERN GAS EQUITY PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2013 and 2012. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$229,747	$255,126	$278,001	$290,621
Operating income	$62,771	$69,206	$89,502	$96,450
Net income	$51,676	$61,133	$81,117	$88,461
Net income attributable to Western Gas Equity Partners, LP	$32,315	$34,711	$44,338	$48,850
Net income per common unit – basic and diluted (1)	$0.13	$0.16	$0.20	$0.22
2012
Revenues	$224,676	$220,310	$234,734	$230,867
Operating income (2)	$67,221	$59,280	$61,312	$6,565
Net income (loss) (2)	$45,628	$39,749	$40,916	$(5,692)
Net income attributable to Western Gas Equity Partners, LP (2)	$17,054	$18,670	$19,311	$6,385
Net income per common unit – basic and diluted (1) (2) (3)				$0.01

(1)	Represents net income earned on and subsequent to the acquisition of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies).

(2)
During the fourth quarter of 2012, WES was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan (as defined and described in Note 1—Summary of Significant Accounting Policies and further described in Note 6—Equity-based Compensation.

(3)	There was no limited partners’ interest in net income prior to WGP’s IPO on December 12, 2012. See Note 4—Equity and Partners’ Capital and Note 6—Equity-based Compensation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the WGP’s disclosure controls and procedures are effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the WGP’s internal control over financial reporting.

Item 9B.  Other Information

On February 26, 2014, WES entered into a five-year senior unsecured revolving credit agreement (the “2014 WES RCF”), amending and restating the WES RCF, which was originally entered into in March 2011 and had an outstanding balance of $60.0 million immediately prior to closing on the 2014 WES RCF. The aggregate initial commitments of the 2014 WES RCF lenders are $1.2 billion and are expandable to a maximum of $1.5 billion. The 2014 WES RCF matures on February 26, 2019, and bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based on WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), also based upon its senior unsecured debt rating. As of February 26, 2014, there was $60.0 million outstanding on the 2014 RCF, drawn to repay amounts that were outstanding on the RCF upon WES entering into the 2014 RCF. The above summary of the 2014 WES RCF is qualified in its entirety by reference to the 2014 WES RCF, a copy of which is filed as Exhibit 10.15 to the Western Gas Partners, LP Annual Report on Form 10-K filed with the SEC on February 28, 2014.
On February 27, 2014, WES announced it agreed to acquire Anadarko’s 20% interest in Texas Express Pipeline LLC and Texas Express Gathering LLC, and a 33.33% interest in Front Range Pipeline LLC (collectively, the “TEFR acquisition”) for $375.0 million. WES intends to finance the TEFR acquisition, which is expected to close on March 3, 2014, with $6.3 million of cash on hand, the borrowing of $350.0 million on the 2014 WES RCF, and the issuance of 308,490 WES common units to Anadarko at an implied price of $60.78 per unit. The TEFR acquisition will be consummated pursuant to a contribution agreement (the “Contribution Agreement”) dated February 27, 2014, among WES, Anadarko and certain of their affiliates. Pursuant to the Contribution Agreement, Anadarko agreed to indemnify WES against certain losses resulting from any breach of Anadarko’s and its affiliates’ representations, warranties, covenants or agreements, and for certain other matters. WES agreed to indemnify Anadarko and its affiliates against certain losses resulting from any breach of WES’s representations, warranties, covenants or agreements. The above summary of the Contribution Agreements is qualified in its entirety by reference to the Contribution Agreement, a copy of which is filed as Exhibit 2.9 to the Western Gas Partners, LP Annual Report on Form 10-K filed with the SEC on February 28, 2014.
In connection with the TEFR acquisition, WES GP and another wholly owned subsidiary of Anadarko will enter into an indemnification agreement (the “TEFR Indemnification Agreement”) whereby such subsidiary will indemnify WES GP for any recourse liability it may have for 2014 WES RCF borrowings, or other debt financing, attributable to the TEFR acquisition. WES GP and WGRI will also amend and restate the existing indemnity agreement between them (as discussed in Note 11) to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the TEFR Indemnification Agreement. WES GP and another wholly owned subsidiary of Anadarko will also amend and restate the 2013 Indemnification Agreement (as discussed in Note 11) primarily to conform language among all the indemnity agreements with WES GP.
WES and WGP also announced on February 27, 2014, that boards of directors of WES GP and WGP GP appointed Jacqueline A. Dimpel as Senior Vice President. Ms. Dimpel also serves as Anadarko’s Vice President of Midstream, having succeeded Danny Rea upon his retirement at the end of 2013. In connection with her appointment as Senior Vice President, the expected portion of Ms. Dimpel’s compensation that will be allocable to WES by Anadarko includes: (i) an annual base salary in the amount of $81,250 (based on an assumed 25% time allocation); (ii) a bonus target opportunity under Anadarko’s annual incentive program equal to 65% of the above base salary; and (iii) Ms. Dimpel will also be eligible to receive future equity awards under the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan and/or the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (collectively, the “Plans”) with such amounts as determined by Anadarko’s management and, if applicable, approved by the board of directors of WGP GP. A more detailed description of these programs is included under the heading Executive Compensation—Compensation Discussion and Analysis—Elements of compensation under Part III, Item 11 of this Form 10-K. Ms. Dimpel is also eligible to participate in Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, compensation programs, and other benefits on the same basis as other eligible Anadarko employees, and WES will bear the expenses related to the portion of such benefits allocable to WES.

PART III

Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Partners, LP (“WES”) and WES’s general partner, Western Gas Holdings, LLC (“WES GP”). WGP’s general partner, Western Gas Equity Holdings, LLC (the “general partner” or “WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding us, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”) and Enterprise EF78 LLC (the “Mont Belvieu JV”).

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Western Gas Equity Partners, LP

As a master limited partnership, we have no directors or officers. Instead, our general partner manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. However, our general partner owes duties to our unitholders as defined and described in our partnership agreement. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.
Our general partner’s board of directors has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. Our general partner’s board of directors has affirmatively determined that Messrs. Craig W. Stewart, Thomas R. Hix and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. With respect to Mr. Hix, the board of directors specifically considered that Anadarko has a significant drilling contract with Rowan Companies, Inc., an entity for which Mr. Hix serves as a director. The board of directors determined that this arrangement does not impact Mr. Hix’s independence.
We control and manage WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP, and our officers, as well as the employees that operate WES, are Anadarko employees. Because we have no independent business activities separate and apart from our interests in WES, we do not receive an allocation of compensation expense from Anadarko. The executive officers of WES GP allocate their time between managing WES’s business and affairs and the business and affairs of Anadarko and may face a conflict regarding the allocation of their time. It is expected that the amount of time the executive officers of WES GP devote to WES’s business may increase or decrease in future periods as WES’s business continues to develop. The executive officers of WES GP and other Anadarko employees operate WES’s business and provide WES with general and administrative services pursuant to the WES omnibus agreement and the WES services and secondment agreement described under Item 13 of this Form 10-K. Our officers and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the WGP omnibus agreement, also described under Item 13 of this Form 10-K.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 24, 2014. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Equity Holdings, LLC
Robert G. Gwin	50	Chairman of the Board
Donald R. Sinclair	56	President, Chief Executive Officer and Director
Benjamin M. Fink	43	Senior Vice President, Chief Financial Officer and Treasurer
Danny J. Rea	55	Senior Vice President and Chief Operating Officer (retired effective December 31,2013)
Philip H. Peacock	42	Vice President, General Counsel and Corporate Secretary
Thomas R. Hix	66	Director
Charles A. Meloy	53	Director
Robert K. Reeves	56	Director
Craig W. Stewart	59	Director
David J. Tudor	54	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 50 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert G. Gwin has served as the Chairman of the board of directors of our general partner since September 2012. Mr. Gwin has served as a director of WES GP since August 2007 and has served as non-executive Chairman of the Board of WES GP since October 2009. He also served as Chief Executive Officer of WES GP from August 2007 to January 2010 and as President from August 2007 to September 2009. He was named Executive Vice President, Finance and Chief Financial Officer of Anadarko in May 2013 and previously served as Senior Vice President, Finance and Chief Financial Officer since March 2009, prior to which he served as Senior Vice President of Anadarko beginning in March 2008, and as Vice President, Finance and Treasurer beginning in January 2006. Mr. Gwin is Chairman of the Board of LyondellBasell Industries N.V. and he also serves on the boards of The Greater Houston Partnership, Theatre Under the Stars and Communities in Schools. Mr. Gwin holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and he is a Chartered Financial Analyst.

Donald R. Sinclair Age: 56 Houston, Texas Director since: September 2012 Not Independent Officer Since: September 2012
Biography/Qualifications

Donald R. Sinclair has served as President and Chief Executive Officer and as a director of our general partner since September 2012. Mr. Sinclair has also served as President and a director of WES GP since October 2009 and as Chief Executive Officer since January 2010. Prior to becoming President and a director of WES GP, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from February 2003 to September 2009. Mr. Sinclair has worked in the oil and gas industry for over 33 years, with a focus on marketing and trading and the midstream sector. He is a member of the Advisory Council for the Rawls College of Business at Texas Tech University. He earned a Bachelor of Business Administration in Management from Texas Tech University.

Benjamin M. Fink Age: 43 Houston, Texas Officer since: September 2012
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

Danny J. Rea Age: 55 Houston, Texas Officer since: September 2012
Biography/Qualifications

Prior to his retirement on December 31, 2013, Danny J. Rea had served as Senior Vice President and Chief Operating Officer of our general partner since September 2012. Mr. Rea has also served as Senior Vice President and Chief Operating Officer of WES GP since August 2007 and as Vice President, Midstream of Anadarko since May 2007. He also served as a director of WES GP from August 2007 to September 2009. Previously, Mr. Rea served as Manager, Midstream Services of Anadarko from May 2004 to May 2007 and Manager, Gas Field Services from August 2000 to May 2004. Mr. Rea joined Anadarko as an engineer in 1981 and held positions of increasing responsibility over his 32 years at Anadarko. He holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, and a Master of Business Administration degree from the University of Houston. He served on the board of directors for the Wyoming Pipeline Authority from March 2006 until March 2010, currently serves on the board of directors of the Texas Pipeline Association, and is a member of the Gas Processors Association and the Society of Petroleum Engineers.

Philip H. Peacock Age: 42 Houston, Texas Officer since: September 2012
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

Thomas R. Hix Age: 66 Houston, Texas Director since: January 2013 Independent
Biography/Qualifications

Thomas R. Hix has served as a director of our general partner and as a member of the audit committee and as Chairman of the special committee of our general partner since January 2013. Mr. Hix has been a business consultant since January 2003, and previously served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from 1995 to 2003. Prior to joining Cooper Cameron, Mr. Hix held several executive finance and accounting positions in the energy industry, and has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix currently serves as a director of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma, New Mexico, and Montana) and as a director, Chairman of the Compensation Committee and a member of the Executive Committee of Rowan Companies plc. He previously served as a director of El Paso Corporation from 2004 to May 2012. Mr. Hix holds a Bachelor of Business Administration in Accounting from Texas Tech University and an MBA from Pepperdine University.

Charles A. Meloy Age: 53 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Charles A. Meloy has served as a director of our general partner since September 2012 and as a director of WES GP since February 2009. Mr. Meloy was named Executive Vice President, U.S. Onshore Exploration and Production of Anadarko in May 2013, and previously served as Senior Vice President, U.S. Onshore Exploration and Production since July 2012, prior to which he serviced as Senior Vice President, Worldwide Operations since December 2006. Before joining Anadarko, he served as Vice President of Exploration and Production at Kerr-McGee Corporation, prior to its acquisition by Anadarko. At Kerr-McGee, Mr. Meloy was Vice President of Gulf of Mexico exploration, production and development from 2004 to 2005, was Vice President and Managing Director of North Sea operations from 2002 to 2004, and held several other deepwater Gulf of Mexico management positions beginning in 1999. Earlier in his career, Mr. Meloy held various planning, operations, deepwater and reservoir engineering positions with Oryx Energy Company and its predecessor, Sun Oil Company. He earned a Bachelor’s degree in Chemical Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers and Texas Professional Engineers. Mr. Meloy is also a member of the Board of Directors of the Independent Producers of America Association.

Robert K. Reeves Age: 56 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since September 2012 and as a director of WES GP since August 2007. Mr. Reeves was named Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko in May 2013 and previously served as Senior Vice President, General Counsel and Chief Administrative Officer since February 2007, prior to which he served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer of Anadarko beginning in 2004. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. Mr. Reeves holds a Bachelor of Science degree in Business Administration and a Juris Doctor degree from Louisiana State University.

Craig W. Stewart Age: 59 Calgary, Alberta, Canada Director since: January 2013 Independent
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

David J. Tudor Age: 54 Houston, Texas Director since: December 2012 Independent
Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the audit committee of the board of directors of our general partner since December 2012. Mr. Tudor has served as a director of WES GP and as Chairman of WES GP’s audit committee since April 2008, and as a member of the special committee of WES GP’s board from April 2008 to December 2012. Since May 2013, Mr. Tudor has served as President and Chief Executive Officer of Champion Energy Services, a retail electric provider serving residential, governmental, commercial and industrial customers in a growing number of deregulated electric energy markets throughout the United States. From 1999 through May 2013, Mr. Tudor was the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 20 generation and transmission cooperatives throughout the U.S. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the U.S. and Canada. He also currently serves as a director of Wabash Valley Power Association’s Board Risk Oversight Committee and as an external member of the Risk Oversight Committee of the East Kentucky Power Cooperative. Mr. Tudor holds a Bachelor of Science degree in Accounting from David Lipscomb University.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2013.

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

Audit Committee

The audit committee is comprised of three independent directors, Messrs. Tudor (Chairperson since December 2012), Hix (member since January 2013) and Stewart (member since January 2013), each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The audit committee held six meetings in 2013.
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

Special Committee

The special committee is comprised of two independent directors, Messrs. Hix (Chairperson) and Stewart, each of whom were appointed to serve as a member of the special committee upon his appointment to our board of directors in January 2013. The special committee reviews specific matters that the board believes may involve conflicts of interest (including certain transactions with Anadarko). The special committee will determine, as set forth in the WGP partnership agreement, if the resolution of the conflict of interest is fair and reasonable to us. The members of the special committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. Our partnership agreement provides that any matters approved in good faith by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The special committee held one meeting in 2013.

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

Code of Ethics, Corporate Governance Guidelines and Board Committee Charters

Our general partner has adopted a Code of Ethics for CEO and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller and all other senior financial and accounting officers of our general partner. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, we will disclose the information on our Internet website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance and a Code of Business Conduct and Ethics applicable to all employees of Anadarko or affiliates of Anadarko who perform services for us and our general partner.
We make available free of charge, within the “Investor Relations” section of our Internet website at www.westerngas.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Code of Business Conduct and Ethics, audit committee charter and special committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Equity Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. We will post on our Internet website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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
WES does not directly employ any of the persons responsible for managing its business, and WES GP’s board of directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on WES’s behalf, including WES GP’s executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) and the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). Awards under the WES LTIP and WGP LTIP are recommended by Anadarko’s management and approved by the board of directors of WES GP. WES’s reimbursement to Anadarko for the compensation of executive officers is governed by the WES omnibus agreement. Under the WES omnibus agreement, WES reimburses general and administrative expenses as determined by Anadarko in its reasonable discretion. Please read the caption WES Omnibus Agreement under Item 13 of this Form 10-K.
WES GP’s “named executive officers” for 2013 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Danny J. Rea (the principal operating officer; retired effective December 31, 2013) and Philip H. Peacock (the vice president, general counsel and corporate secretary). Compensation paid or awarded by WES in 2013 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the chairman of WES GP’s board of directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by WES pursuant to the terms of the WES omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.

As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentage of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the year ended December 31, 2013, (which percentage represents the time devoted to the business of WES relative to time devoted to the businesses of WES and Anadarko in the aggregate):

Officers of WES GP	Time Allocated	Anadarko Corporate Officer
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	Yes
Danny J. Rea	40.0%	Yes
Philip H. Peacock	50.0%	No

The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 3, 2014. With the exception of the grants under the WES LTIP and WGP LTIP, the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES board of directors or WGP board of directors, as applicable, including the audit or special committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2013, the principal elements of compensation for WES’s named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•	equity-based compensation, which includes equity-based compensation under Anadarko’s 2012 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) and the WGP LTIP; and

•	Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits on the same basis as other eligible Anadarko employees.

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

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to WES’s named executive officers in 2014 for their performance during the year ended December 31, 2013, under the 2013 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to WES’s named executive officers were determined by Anadarko’s management.
The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2013, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

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

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than April 3, 2014.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines a significant part of the compensation for each of WES’s named executive officers. The board of directors of WES GP determines compensation for the independent, non-management directors of WES GP’s board of directors, as well as any grants made under the WES LTIP. None of WES’s named executive officers provide compensation recommendations to the Anadarko compensation committee or Anadarko’s management team regarding compensation (other than recommendations made by Mr. Sinclair and Mr. Fink with respect to employees that report directly to them).

Compensation Mix

WES believes that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plan, the WES LTIP, and the WGP LTIP, and other compensation fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko.

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

WES unit awards. WES GP’s board of directors may grant unit awards to eligible individuals under the WES LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2013.

WES restricted units and phantom units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is no longer subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of WES GP’s board of directors, cash equal to the market value of a common unit on the vesting date. WES GP’s board of directors may make grants of restricted and phantom units under the WES LTIP that contain such terms, consistent with the WES LTIP, as the board may determine are appropriate, including the period over which restricted or phantom units will vest. The board may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control of WES GP (as defined in the WES LTIP) or as otherwise described in the award agreement.
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
No restricted or phantom units were granted to WES’s named executive officers during 2013.

WES unit options and unit appreciation rights. The WES LTIP also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the WES GP board. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the board may determine, consistent with the WES LTIP; however, a unit option or unit appreciation right must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or unit appreciation rights were granted during 2013.

WES distribution equivalent rights. Distribution equivalent rights are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. Distribution equivalent rights may be granted alone or in combination with another award. Phantom units granted under the WES LTIP in 2013 included distribution equivalent rights.

Source of WES common units. Common units to be delivered with respect to awards may be newly issued units, common units acquired by WES GP in the open market, common units already owned by WES GP or WES, common units acquired by WES GP directly from WES or any other person, or any combination of the foregoing. If WES GP acquires units in the open market, it is entitled to reimbursement by WES for the cost incurred in acquiring such common units. With respect to unit options, WES GP is entitled to reimbursement from WES for the difference between the cost it incurs in acquiring these common units and the proceeds it receives from an optionee at the time of exercise. Thus, WES bears the cost of the unit options. If WES issues new common units with respect to these awards, the total number of WES common units outstanding will increase, and WES GP will remit the proceeds it receives from a participant, if any, upon exercise of an award to WES. With respect to any awards settled in cash, WES GP is entitled to reimbursement by WES for the amount of the cash settlement.

Amendment or termination of WES LTIP. WES GP’s board of directors, in its discretion, may terminate the WES LTIP at any time with respect to the common units for which a grant has not previously been made. The WES LTIP will automatically terminate on the earlier of the 10th anniversary of the date it was initially adopted by WES GP or when common units are no longer available for delivery pursuant to awards under the WES LTIP. WES GP’s board of directors will also have the right to alter or amend the WES LTIP or any part of it from time to time or to amend any outstanding award made under the WES LTIP; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended, unless otherwise determined by WES GP’s board of directors.

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan

General. In November 2012, we adopted the WGP LTIP for the employees and directors of our general partner and its affiliates who perform services for us. The WGP LTIP consists of the following components: restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, cash awards, unit awards, substitute awards and distribution equivalent rights. The WGP LTIP limits the number of units that may be delivered pursuant to awards to 3,000,000 units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The WGP LTIP is administered by the board of directors of our general partner.
The board of directors of our general partner may terminate or amend the WGP LTIP at any time with respect to any units for which a grant has not yet been made. The board of directors of our general partner also has the right to alter or amend the WGP LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to WGP unitholder approval as may be required by the exchange upon which the WGP common units are listed at that time, if any. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The WGP LTIP will expire upon the earlier of the 10th anniversary of its adoption by our general partner, its termination by the board of directors or when no units remain available under the plan for awards. Awards then outstanding will continue pursuant to the terms of their grants.

WGP restricted units. A restricted unit is a grant of a WGP common unit subject to a risk of forfeiture, performance conditions, restrictions on transferability, and any other restrictions imposed by the plan administrator in its discretion. Restrictions may lapse at such times and under such circumstances as determined by the plan administrator. The plan administrator shall provide, in the restricted unit agreement, whether the restricted unit will be forfeited upon certain terminations of employment and whether the restricted unit will receive distribution equivalent rights. Except as otherwise determined by the plan administrator in the award agreement or otherwise, all outstanding unvested restricted units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a restricted unit, as determined by the plan administrator. No WGP restricted units were granted during 2013.

WGP phantom units. Phantom units are rights to receive WGP common units, cash, or a combination of both at the end of a specified period. The plan administrator may subject phantom units to restrictions (which may include a risk of forfeiture) to be specified in the phantom unit agreement that may lapse at such times determined by the plan administrator. Phantom units may be satisfied by delivery of WGP common units, cash equal to the fair market value of the specified number of WGP common units covered by the phantom unit, or any combination thereof determined by the plan administrator. Except as otherwise provided by the plan administrator in the phantom unit agreement or otherwise, all outstanding unvested phantom units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a phantom unit, as determined by the plan administrator. To align their interests with those of our unitholders in the growth of WES’s cash flows from operations and related distributions to us, each of Mr. Sinclair and Mr. Fink was awarded a grant of WGP phantom units in November 2013, with an allocated grant date value of $563,000 and $315,000, respectively. Both of these grants vest in one third increments over a three-year period commencing on the first anniversary of the grant date.

WGP options. Option awards are options to acquire WGP common units at a specified price. The exercise price of each option granted under the WGP LTIP will be stated in the option agreement and may vary; provided, however, that, the exercise price for an option must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the option unless that option is intended to otherwise comply with the requirements of Section 409A of the Code. Options may be exercised in the manner and at such times as the plan administrator determines for each option, unless that option is determined to be subject to Section 409A of the Code, where the option will be subject to any necessary timing restrictions imposed by the Code or federal regulations. The plan administrator will determine the methods and form of payment for the exercise price of an option and the methods and forms in which WGP common units will be delivered to a participant. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested options will be forfeited upon termination of a participant’s service. No WGP options were granted during 2013.

WGP unit appreciation rights (“UAR”). A UAR is the right to receive, in cash or in WGP common units, as determined by the plan administrator, an amount equal to the excess of the fair market value of one WGP common unit on the date of exercise over the grant price of the UAR. The plan administrator will be able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the WGP LTIP will be stated in the UAR agreement and may vary; provided, however, that, the exercise price must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested UARs will be forfeited upon termination of a participant’s service. No WGP UARs were granted during 2013.

WGP unit awards. The plan administrator is authorized to grant WGP common units that are not subject to restrictions. The plan administrator may grant unit awards to any eligible person in such amounts as the plan administrator, in its sole discretion, may select. No WGP unit awards were granted during 2013.

WGP substitute awards. The WGP LTIP permits the grant of awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute awards that are options or UARs may have exercise prices less than 100% of the fair market value per WGP common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules. No WGP substitute awards were granted during 2013.

Other WGP unit-based awards. The WGP LTIP permits the grant of other unit-based awards, which are awards that may be based, in whole or in part, on the value or performance of a WGP common unit or are denominated or payable in WGP common units. Upon settlement, the unit-based award may be paid in WGP common units, cash or a combination thereof, as provided in the award agreement. No other WGP unit-based awards were granted during 2013.

WGP cash awards. The WGP LTIP permits the grant of awards denominated in and settled in cash. Cash awards may be based, in whole or in part, on the value or performance of a WGP common unit. No WGP cash awards were granted during 2013.

WGP distribution equivalent rights (“DERs”). The plan administrator is able to grant DERs in tandem with awards under the WGP LTIP (other than an award of restricted units or unit awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator.

WGP performance awards. The plan administrator may condition the right to exercise or receive an award under the WGP LTIP, or may increase or decrease the amount payable with respect to an award, based on the attainment of one or more performance conditions deemed appropriate by the plan administrator. No WGP performance awards were granted during 2013.

Tax withholding. At our discretion, subject to conditions that the plan administrator may impose, a participant’s minimum statutory tax withholding with respect to an award may be satisfied by withholding from any payment related to an award or by the withholding of WGP common units issuable pursuant to the award based on the fair market value of the WGP common units.

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

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for WES’s named executive officers for the fiscal years ended December 31, 2013, 2012 and 2011, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2013, please see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Donald R. Sinclair	2013	283,414	—	843,813	280,588	243,736	123,110	1,774,661
President and	2012	271,298	—	506,296	168,623	—	113,250	1,059,467
Chief Executive Officer	2011	246,779	—	534,435	181,899	177,681	106,296	1,247,090
Benjamin M. Fink	2013	280,904	—	760,623	202,020	191,015	121,704	1,556,266
Senior Vice President, Chief	2012	263,062	—	261,073	—	—	109,813	633,948
Financial Officer and Treasurer	2011	253,506	—	160,420	45,860	136,893	109,220	705,899
Danny J. Rea (6)	2013	130,692	—	—	—	—	56,909	187,601
Senior Vice President and	2012	124,692	—	192,787	127,905	—	52,051	497,435
Chief Operating Officer	2011	115,154	—	191,658	130,336	82,911	49,603	569,662
Philip H. Peacock	2013	121,154	—	70,016	—	58,154	52,482	301,806
Vice President, General Counsel	2012	43,269	—	75,006	—	18,173	17,960	154,408
and Corporate Secretary

(1)	The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the fiscal years ended December 31, 2013, 2012 and 2011.

(2)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the WES LTIP, the WGP LTIP and the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans. For awards of phantom units granted under the WES LTIP and WGP LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the underlying common units on the date of grant. For a discussion of valuation assumptions for the awards under the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2013 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2013, please see the Grants of Plan-Based Awards Table.

(3)
The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2013, please see the Grants of Plan-Based Awards Table.

(4)
The amounts in this column reflect the compensation under the Anadarko annual incentive program expected to be allocated to WES for the fiscal years ended December 31, 2013, and allocated to us for the fiscal years ended December 31, 2012 and 2011. The 2013 amounts represent payments which were earned in 2013 and are expected to be paid in early 2014, the 2012 amounts represent payments which were earned in 2012 and paid in early 2013 and the 2011 amounts represent the payments which were earned in 2011 and paid in early 2012. For an explanation of the 2013 annual incentive plan awards, please read Compensation Discussion and Analysis – Analysis of 2013 Compensation Actions – Performance-Based Annual Cash Incentives (Bonuses).

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the fiscal years ended December 31, 2013, 2012 and 2011. The 2013 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$92,849	$30,261
Benjamin M. Fink	$91,777	$29,927
Danny J. Rea	$42,920	$13,989
Philip H. Peacock	$39,577	$12,905

(6)
Mr. Rea retired from Anadarko and his position as Senior Vice President and Chief Operating Officer of our general partner on December 31, 2013. As a result of his retirement prior to annual incentive program payments, he did not receive a 2013 annual incentive plan award.

Grants of Plan-Based Awards in 2013

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2013 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to WES’s business. The awards granted to Mr. Rea in 2013 were forfeited upon his December 31, 2013 retirement and as a result there will be no expense allocated to WES for these awards.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald R. Sinclair
—	—	203,113	243,736
11/06/13							3,057			281,305
11/06/13								10,818	92.02	280,588
11/20/13 (6)							13,683			562,508
Benjamin M. Fink
—	—	159,179	191,015
03/07/13							2,935			243,039
06/07/13							512			45,055
06/07/13								1,453	87.98	44,896
11/06/13							1,712			157,520
11/06/13								6,058	92.02	157,124
11/20/13 (6)							7,663			315,009
Danny J. Rea
—	—	82,227	98,673
11/06/13								4,442	92.02	—
11/06/13							897			—
11/06/13				356	1,318	2,636				—
Philip H. Peacock
—	—	48,462	58,154
03/07/13							846			70,016

(1)
Reflects the estimated 2013 cash payouts allocable to WES under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to WES for the actual bonus payouts under the annual incentive program for 2013 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan please read Compensation Discussion and Analysis — Analysis of 2013 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014.

(2)
Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2013. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. Fifty percent of this award is tied to a two-year performance period and the remaining fifty percent is tied to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards please read Compensation Discussion and Analysis — Analysis of 2013 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014.

(3)
Reflects the allocable number of phantom units under the WGP LTIP and restricted stock shares and restricted stock units awarded in 2013 under the Omnibus Plan. These awards vest equally over three years, beginning with the first anniversary of the grant date. Executive officers receive distribution equivalent rights on the phantom units and dividends on the restricted stock shares. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2013. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2013 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For awards of phantom units granted under the WGP LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the underlying common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2013 (which is not, and shall not be deemed to be, incorporated by reference herein).

(6)	Reflects an award of phantom units granted under the WGP LTIP.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table reflects outstanding equity awards as of December 31, 2013, for each of the named executive officers, including awards under the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans, the WES LTIP and the WGP LTIP. The market values shown are based on Anadarko’s closing stock price on December 31, 2013, of $79.32, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business at December 31, 2013.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units and Unit Value Rights (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Donald R. Sinclair	5,465	—	62.09	11/17/17	752	59,649
	4,229	2,114	78.95	11/16/18	1,604	127,229
	2,168	4,337	70.70	11/05/19	3,064	243,036
	—	10,818	92.02	11/06/20	3,299	203,515 (4)
					4,788	295,372 (4)
					13,683	540,615 (5)
Benjamin M. Fink	1,598	—	65.99	03/13/15	660	52,351
	5,000	—	33.07	03/06/16	2,108	167,207
	2,831	—	72.11	03/05/17	2,935	232,804
	1,047	524	81.02	03/04/18	514	40,770
	—	1,453	87.98	06/07/20	1,715	136,034
	—	6,058	92.02	11/06/20	7,663	302,765 (5)
Danny J. Rea	4,240	—	59.87	11/06/14	—	—	581	46,085
	7,640	—	35.18	11/04/15	—	—	362	28,714
	3,080	—	65.44	11/10/16	—	—	225	17,847
	4,179	—	63.34	12/31/16	—	—
	2,858	—	83.95	12/31/16	—	—
	1,645	—	70.70	12/31/16	—	—
Philip H. Peacock	—	—	—	—	723	57,348
					846	67,105

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Philip H. Peacock
03/04/2014	—	524	—	—
06/07/2014	—	484	—	—
11/05/2014	2,168	—	—	—
11/06/2014	3,606	2,020	—	—
11/16/2014	2,114	—	—	—
06/07/2015	—	484	—	—
11/05/2015	2,169	—	—	—
11/06/2015	3,606	2,019	—	—
06/07/2016	—	485	—	—
11/06/2016	3,606	2,019	—	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares and restricted stock units listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Philip H. Peacock
03/03/2014	—	1,054	—	—
03/04/2014	—	660	—	—
03/07/2014	—	978	—	282
06/07/2014	—	172	—
09/04/2014	—	—	—	362
11/05/2014	802	—	—	—
11/06/2014	1,022	572	—	—
11/08/2014	—	—	—	—
11/14/2014	2,394	—	—	—
11/16/2014	4,051	—	—	—
11/20/2014	4,562	2,554	—	—
03/03/2015	—	1,054	—	—
03/07/2015	—	979	—	282
06/07/2015	—	171	—	—
09/04/2015	—	—	—	361
11/05/2015	802	—	—	—
11/06/2015	1,021	571	—	—
11/14/2015	2,394	—	—	—
11/20/2015	4,561	2,554	—	—
03/07/2016	—	978	—	282
06/07/2016	—	171	—	—
11/06/2016	1,021	572	—	—
11/20/2016	4,560	2,555	—	—

(3)
The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. As a result of Mr. Rea’s retirement, his outstanding performance units were pro-rated based on the number of months he worked during the applicable performance periods. Except for the awards with performance periods beginning January 1, 2013, the number of outstanding units disclosed is calculated based on Anadarko’s performance to date for each award. As of December 31, 2013, the performance to date calculation for the awards with performance periods beginning January 1, 2013 was 0%, however, in accordance with the rules, we have disclosed the threshold performance payout of 54%. The estimated payout percentages reflect our relative performance ranking as of December 31, 2013, and are not necessarily indicative of what the payout percentage earned will be at the end of the performance period.

Performance Period	APC Performance to Date Payout %	Danny J. Rea Performance Units
1/1/2011 to 12/31/2013	92%	581
1/1/2012 to 12/31/2013	54%	217
1/1/2012 to 12/31/2014	54%	145
1/1/2013 to 12/31/2014	54%	135
1/1/2013 to 12/31/2015	54%	90

(4)	These awards represent grants of phantom units under the WES LTIP. The market values for these awards are based on the closing common unit price for WES on December 31, 2013, of $61.69.

(5)	These awards represent grants of phantom units under the WGP LTIP. The market values for these awards are based on the closing common unit price for WGP on December 31, 2013 of $39.51.

Option Exercises and Stock Vested in 2013

The following table reflects Anadarko option awards exercised in 2013 and Anadarko stock awards and WES LTIP phantom units that vested in 2013. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Donald R. Sinclair	—	—	8,126	573,841
Benjamin M. Fink	—	—	2,111	169,956
Danny J. Rea	—	—	2,524	219,601
Philip H. Peacock	—	—	362	33,362

(1)
Shares acquired and values realized on exercise include options exercised in 2013. The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2013 of restricted stock shares or units, performance units, or phantom units. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2013

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table as Anadarko does not allocate expense to the WES upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on Anadarko’s pension benefits, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014.

Nonqualified Deferred Compensation for 2013

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table as Anadarko does not allocate expense to the WES upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits please read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits and Other Benefits sections contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014.

Potential Payments Upon Termination or Change of Control

In the event of a Change of Control (as defined below) of WES GP, WGP GP or Anadarko, the only payments that WES would be responsible for paying to WES’s named executive officers relate to the accelerated vesting of unvested awards under the WES LTIP. Similarly, WES would be responsible for paying its allocated share of any accelerated vesting of awards under the WGP LITP if a Change of Control were to occur at WGP GP. WES has provided estimates of the accelerated vesting applicable to currently outstanding WES LTIP and WGP LTIP awards below, but it cannot know the value that any named executive officer could receive upon a Change of Control until such an event actually occurs.
A “Change of Control” is generally defined within the WES LTIP as any one of the following occurrences: (a) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than an affiliate of WES GP, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in WES GP; (b) the members of WES GP approve, in one or a series of transactions, a plan of complete liquidation of WES GP; (c) the sale or other disposition by the WES GP of all or substantially all of its assets in one or more transactions to any person other than an affiliate of WES GP; or (d) WES GP or an affiliate of our general partner ceases to be WES’s general partner. The WGP LTIP defines a Change of Control in substantially the same manner as the WES LTIP, with reference to a change of control at WGP GP. With respect to an award under the WES LTIP or WGP LTIP that is subject to Section 409A of the Code for which a Change of Control would accelerate the timing of payment thereunder, “Change of Control” means a change in the ownership or effective control of the company, or in the ownership of a substantial portion of the assets of the company (as defined in Section 409A of the Code and the guidance issued thereunder), but only to the extent inconsistent with the above definition, and only to the minimum extent necessary to comply with Section 409A of the Code.

The award values under these plans as of December 31, 2013, are set forth in the table below, and reflect an allocation of value based upon each named executive officer’s allocation of time to WES’s business at December 31, 2013.

Name	Accelerated WES/WGP LTIP Awards (1)
Donald R. Sinclair	$1,039,472
Benjamin M. Fink	$302,749
Philip H. Peacock	$—

(1)
WES LTIP phantom units are valued based on the closing WES common unit price of $61.69 on December 31, 2013; WGP LTIP phantom units are valued based on the closing WGP common unit price of $39.51 on December 31, 2013.

There were no severance payments incurred in connection with Mr. Rea’s retirement from Anadarko and from his position as Senior Vice President and Chief Operating Officer of WES GP on December 31, 2013, and no amounts will be allocated to WES with respect to his retirement. Accordingly, the tables in this section do not reflect any severance amounts for Mr. Rea.
WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2013, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014.
The following tables reflect the expenses that may be allocated to WES by Anadarko as of December 31, 2013, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2013, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $79.32 (as reported on the NYSE as of December 31, 2013). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014. Actual amounts will be determinable only upon the termination or Change in Control event. As of December 31, 2013, none of our named executive officers, except for Mr. Rea, were eligible for retirement.

Involuntary For Cause or Voluntary Termination

	Mr. Sinclair	Mr. Fink	Mr. Peacock
Cash Severance	$—	$—	$—
Total	$—	$—	$—

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Mr. Peacock
Cash Severance (1)	$840,000	$787,050	$—
Pro-rata Bonus for 2013 (2)	243,736	191,015	—
Accelerated Anadarko Equity Compensation (3)	468,038	629,142	124,413
Health and Welfare Benefits (4)	61,026	47,552	—
Total	$1,612,800	$1,654,759	$124,413

(1)
Messrs. Sinclair’s and Fink’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2013. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values for Messrs. Sinclair and Fink reflect the allocated portion of their actual bonuses awarded under the AIP. For additional discussion of this program please see section Compensation Discussion and Analysis — Analysis of 2013 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 3, 2014. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)	Reflects the in-the-money value of unvested stock options and the value of unvested restricted stock shares and restricted stock units, under Anadarko equity plans, all as of December 31, 2013.

(4)
Messrs. Sinclair’s and Fink’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentage in effect as of December 31, 2013. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Mr. Peacock
Cash Severance (1)	$1,489,875	$1,027,496	$—
Pro-rata Bonus for 2013 (2)	243,736	191,015	—
Accelerated Anadarko Equity Compensation (3)	468,038	629,142	124,413
Accelerated WES/WGP Equity Compensation (4)	1,039,472	302,749	—
Supplemental Pension Benefits (5)	—	—	—
Nonqualified Deferred Compensation (6)	90,000	59,400	—
Health and Welfare Benefits (7)	91,650	47,552	—
Total	$3,422,771	$2,257,354	$124,413

(1)
Messrs. Sinclair’s and Fink’s values assume 2.9 times and two times, respectively, the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2013, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Messrs. Sinclair’s and Fink’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2013. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2013.

(4)
Reflects the value of unvested WES and WGP LTIP phantom units based on the applicable closing common unit price of $61.69 and $39.51, respectively, on December 31, 2013. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2013.

(5)
Under the terms of their change of control agreements, Messrs. Sinclair and Fink would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to the partnership for distribution of these benefits. If Anadarko were to allocate this expense to the Partnership, assuming their allocation percentages in effect as of December 31, 2013, the expense would be as follows: Mr. Sinclair—$139,739 and Mr. Fink—$69,627.

(6)
Messrs. Sinclair’s and Fink’s values reflect an additional three years and two years, respectively, of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2013, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he is not eligible for this additional benefit.

(7)
Messrs. Sinclair’s and Fink’s values represent 36 months and 24 months, respectively, of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2013. No value has been disclosed for the Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Mr. Peacock
Cash Severance	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	468,038	629,142	124,413
Health and Welfare Benefits (2)	152,934	186,945	77,743
Total	$620,972	$816,087	$202,156

(1)
Reflects the in-the-money value of unvested stock options and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2013. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2013.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2013.

Death

	Mr. Sinclair	Mr. Fink	Mr. Peacock
Cash Severance	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	468,038	629,142	124,413
Life Insurance Proceeds (2)	1,033,592	1,023,256	426,357
Total	$1,501,630	$1,652,398	$550,770

(1)
Reflects the in-the-money value of unvested stock options and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2013. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2013.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2013, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the board of directors of our general partner and committees of the board pursuant to the director compensation plan approved by the board of directors in May 2013. Such compensation consists of the following:

•	an annual retainer of $70,000 for each board member;

•	an annual retainer of $2,000 for each member of the audit committee, or $16,000 for the committee chair;

•	an annual retainer of $2,000 for each member of the special committee, or $17,000 for the committee chair;

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•
annual grants of phantom units with a value of approximately $80,000 on the date of grant, all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko).

For any director who also serves as a director of WES GP, the annual retainer is $35,000 and the meeting fee is $1,000.
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

The following table sets forth information concerning total director compensation earned during the 2013 fiscal year by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas R. Hix	$108,500	$125,013	$—	$—	$—	$233,513
Craig W. Stewart	93,500	125,013	—	—	—	218,513
David J. Tudor	59,750	70,018	—	—	—	129,768

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2013, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. As of December 31, 2013, Mr. Tudor had 2,074 outstanding phantom units and Messrs. Hix and Stewart had 3,703 outstanding phantom units. Each of Messrs. Hix and Stewart received a one-time initial phantom unit award valued at $125,000 and Mr. Tudor received a one-time initial phantom unit award valued at $70,000.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2013:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Thomas R. Hix	January 31	3,703	125,013
Craig W. Stewart	January 31	3,703	125,013
David J. Tudor	January 31	2,074	70,018

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2013 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Meloy, Sinclair, and Reeves, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Please read Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of Western Gas Equity Holdings, LLC:

Robert G. Gwin
Thomas R. Hix
Charles A. Meloy
Robert K. Reeves
Donald R. Sinclair
Craig W. Stewart
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of February 24, 2014:

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	49,745,334	42.29%	199,137,365	90.97%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair (3)	107,972	*	300,000	*
Benjamin M. Fink	2,213	*	12,500	*
Danny J. Rea	18,247	*	40,000	*
Philip H. Peacock	—	*	7,500	*
Thomas R Hix (3)	—		3,703
Charles A. Meloy	3,000	*	5,000	*
Robert K. Reeves	9,000	*	9,000	*
Craig W. Stewart	—		22,206
David J. Tudor (3)	11,153	*	4,074	*
All directors and executive officers as a group (10 persons) (3)	161,585	*	603,983	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)
WGP owns 49,296,205 common units of WES and Anadarko Marcellus Midstream, L.L.C. (“AMM”) owns 449,129 common units of WES. Western Gas Resources, Inc. (“WGRI”) owns 199,137,365 common units of WGP. Anadarko Petroleum Corporation is the ultimate parent company of WGP, WGP GP, AMM and WGRI and may, therefore, be deemed to beneficially own the units held by such parties.

(3)
Does not include (a) 1,280 phantom units that were granted to Mr. Tudor and 10,782 phantom units granted to Mr. Sinclair under the WES LTIP, and (b) 2,074 phantom units that were granted to Mr. Tudor, 3,703 phantom units granted to Messrs. Hix and Stewart and 26,758 phantom units that were granted to Messrs. Sinclair and Fink under the WGP LTIP. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant, and Mr. Sinclair’s and Mr. Fink’s phantom unit awards vest pro-rata over three years. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s board of directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 24, 2014:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	61,258	345,202	406,460	*
Donald R. Sinclair (3)	7,115	15,816	22,931	*
Benjamin M. Fink (4)	6,336	12,220	18,556	*
Danny J. Rea (3)	11,214	59,104	70,318	*
Philip H. Peacock (4)	3,137	—	3,137	*
Thomas R. Hix
Charles A. Meloy (3)	107,802	198,594	306,396	*
Robert K. Reeves (3)	156,240	288,378	444,618	*
Craig W. Stewart
David J. Tudor	—	—	—	*
All directors and executive officers as a group (11 persons)	353,102	919,314	1,272,416	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of January 31, 2014, there were 503.8 million shares of Anadarko Petroleum Corporation common stock issued and outstanding.

(3)
Does not include unvested restricted stock units of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Robert G. Gwin—30,432; Donald R. Sinclair—7,226; Benjamin M. Fink—2,477; Charles A. Meloy—31,195; Robert K. Reeves—27,792; and a total of 99,122 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
Includes unvested shares of restricted common stock of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Benjamin M. Fink—6,336; Philip H. Peacock—3,137; and a total of 9,473 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

As of February 24, 2014, (i) Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12, and (ii) no person other than Anadarko holds more than 5% of the outstanding WGP units. The following table sets forth owners of 5% or greater of WES’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	7,226,800 (1)	6.14%
Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	6,002,546 (2)	5.10%

(1)
Based upon its Schedule 13G filed February 11, 2014, with the SEC with respect to WES securities held as of December 31, 2013, Tortoise Capital Advisors, L.L.C. has shared voting power as to 6,657,722 common units and shared dispositive power as to 7,226,800 common units.

(2)
Based upon its Schedule 13G filed February 4, 2014, with the SEC with respect to WES securities held as of December 31, 2013, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 6,002,546 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2013. For more information regarding the WGP LTIP, which did not require approval by our unitholders, please read Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	36,238	— (2)	2,963,762
Total	36,238	—	2,963,762

(1)	The board of directors of our general partner adopted the WGP LTIP in connection with the initial public offering of our common units.

(2)
Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2013. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, please read Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	16,844	— (2)	2,139,027
Total	16,844	—	2,139,027

(1)	The board of directors of WES GP adopted the WES LTIP in connection with the initial public offering of WES’s common units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 24, 2014, Western Gas Resources, Inc. owned 199,137,365 common units representing a 91.0% limited partner interest in us. In addition, as of February 24, 2014, our general partner held a non-economic general partner interest in us.

Our Relationship with WES and WES GP

We own and control WES GP, the general partner of WES. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following:

•	2,400,467 WES general partner units, representing a 2.0% general partner interest in WES;

•
100% of IDRs in WES, which entitle us to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and

•	49,296,205 WES common units, representing a 41.1% limited partner interest in WES.

We control, manage and operate WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP and our general partner’s officers operate WES’s business. Five of our directors are affiliated with Anadarko and are also directors of WES GP. Our remaining directors are independent as defined by the NYSE. We also appoint the directors of WES GP.

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
Through December 31, 2013, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

WGP Omnibus Agreement

In connection with our initial public offering (“IPO”), we entered into an omnibus agreement (the “WGP omnibus agreement”) with our general partner and Anadarko that addresses the following matters:

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

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the WGP omnibus agreement for the year ended December 31, 2013, separate from, and in addition to, those reimbursed by WES:

thousands	Year Ended December 31, 2013
General and administrative expenses	$271
Public company expenses	2,391
Total reimbursement	$2,662

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

•
WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2013); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2013:

thousands	Year Ended December 31, 2013
Reimbursement of general and administrative expenses	$16,882
Reimbursement of public company expenses	7,152
Total reimbursement	$24,034

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
Pursuant to these arrangements, Anadarko performs centralized corporate functions for WES, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing and midstream administration. WES reimburses Anadarko for expenses it incurs or payments it makes on WES’s behalf, including salaries and benefits of Anadarko personnel, WES’s public company expenses, WES’s general and administrative expenses and salaries and benefits of WES executive management who are also employees of Anadarko. Under the omnibus agreement, our reimbursement to Anadarko for general and administrative expenses it allocates to us is determined by Anadarko in its reasonable discretion.

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
Through December 31, 2013, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of applicable state taxes. These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to WES’s acquisition of WES assets, which refers collectively to the assets acquired from Anadarko and owned by WES as of December 31, 2013. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

Related-Party Acquisition Agreements

Powder River. In November 2008, WES and its subsidiaries entered into the Powder River contribution agreement with Anadarko and several of its affiliates pursuant to which WES acquired the Powder River assets (which included the Hilight system, a 50% interest in the Newcastle system and a 14.81% limited liability company membership interest in Fort Union) from Anadarko. These assets provide a combination of gathering, processing, compressing and treating services in the Powder River Basin of Wyoming and are connected or adjacent to WES’s MIGC pipeline. The consideration consisted of (i) $175.0 million in cash, which was financed by borrowing $175.0 million from Anadarko pursuant to the terms of a five-year term loan agreement, and (ii) the issuance of 2,556,891 WES common units and 52,181 WES general partner units. The acquisition closed on December 19, 2008.

Chipeta. In July 2009, WES and its subsidiaries entered into the Chipeta contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired a 51% membership interest in Chipeta Processing LLC (“Chipeta”), together with an associated NGL pipeline from Anadarko for (i) approximately $101.5 million in cash, which was financed by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 WES common units and 7,172 WES general partner units. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic).
On August 1, 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta, although WES began receiving distributions related to the additional interest effective July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement, as defined under the caption Chipeta LLC Agreement within this Item 13.

Granger. In January 2010, WES and its subsidiaries entered into the Granger contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired the Granger assets from Anadarko for (i) approximately $241.7 million in cash, which was financed with $210.0 million of borrowings under WES’s revolving credit facility (“WES RCF”) plus $31.7 million of cash on hand, and (ii) the issuance of 620,689 WES common units and 12,667 WES general partner units.

Wattenberg. In August 2010, WES and its subsidiaries entered into the Wattenberg contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired certain midstream assets from Anadarko for (i) $473.1 million in cash consideration, which was funded through (a) $250.0 million borrowed under a term loan agreement, (b) $200.0 million borrowed under the WES RCF, and (c) cash on hand, and (ii) the issuance of 1,048,196 WES common units and 21,392 WES general partner units.

White Cliffs. In September 2010, WES and Anadarko closed a series of related transactions through which WES acquired a 10% member interest in White Cliffs. Specifically, WES acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC (“AWC”) for $20.0 million in cash pursuant to a purchase and sale agreement. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions, AWC acquired an additional 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. As of December 31, 2013, WES holds a 10% interest in White Cliffs and the remaining 90% is held by third parties.

Bison. In July 2011, WES and its subsidiaries entered into the Bison contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, WES acquired certain midstream assets from Anadarko for (i) $25.0 million in cash consideration, which was funded through cash on hand, and (ii) the issuance of 2,950,284 WES common units and 60,210 WES general partner units.

Mountain Gas Resources, LLC. On January 13, 2012, WES completed the acquisition of Anadarko’s 100% ownership interest in Mountain Gas Resources, LLC (“MGR”), which owns the Red Desert complex, a 22% interest in Rendezvous and related facilities, effective January 1, 2012. The Red Desert complex includes the Patrick Draw processing plant, the Red Desert processing plant, 1,039 miles of gathering lines and related facilities. Rendezvous owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, which delivers gas to the Granger complex and other locations. The consideration paid consisted of the following: (i) $159.6 million of cash on hand, (ii) $299.0 million borrowings under the WES RCF, and (iii) the issuance of 632,783 WES common units and 12,914 WES general partner units.

Non-Operated Marcellus Interest. On March 1, 2013, WES completed the acquisition of Anadarko’s 33.75% interest (non-operated) in both the Liberty and Rome gas gathering systems. The interest acquired is referred to as the “Non-Operated Marcellus Interest.” The assets in the Non-operated Marcellus Interest acquisition serve production from the Marcellus shale in north-central Pennsylvania. The consideration paid consisted of the following: (i) $215.5 million of cash on hand, (ii) $250.0 million borrowings under the WES RCF, and (iii) the issuance of 449,129 WES common units. In connection with the issuance of the WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million in order to maintain its 2.0% general partner interest in WES.

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
The board of directors of WES GP approved the acquisition of the Powder River assets, the Chipeta assets, the Granger assets, the Wattenberg assets, the Bison assets, Mountain Gas Resources, LLC, AWC, and the Non-Operated Marcellus Interest, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under WES’s partnership agreement by, the WES board’s special committee. The WES special committee, a committee of independent members of WES GP’s board of directors, retains independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions as it deems necessary on a transaction-by-transaction basis.

Subsequent Events

On February 27, 2014, WES announced it agreed to acquire Anadarko’s 20% interest in Texas Express Pipeline LLC and Texas Express Gathering LLC, and a 33.33% interest in Front Range Pipeline LLC (collectively, the “TEFR acquisition”) for $375 million. WES intends to finance the TEFR acquisition, which is expected to close on March 3, 2014, with $6.3 million of cash on hand, the borrowing of $350.0 million on the 2014 WES RCF, and the issuance of 308,490 WES common units to Anadarko at an implied price of $60.78 per unit. In connection with the TEFR acquisition, WES GP and another wholly owned subsidiary of Anadarko will enter into an indemnification agreement (the “TEFR Indemnification Agreement”) whereby such subsidiary will indemnify WES GP for any recourse liability it may have for 2014 WES RCF borrowings, or other debt financing, attributable to the TEFR acquisition. WES GP and Western Gas Resources, Inc. (“WGRI”) will also amend and restate the existing indemnity agreement between them (as discussed below) to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the TEFR Indemnification Agreement. WES GP and another wholly owned subsidiary of Anadarko will also amend and restate the 2013 Indemnification Agreement primarily to conform language among all the indemnity agreements with WES GP.
WES also announced on February 27, 2014, that WES GP’s board of directors appointed Jacqueline A. Dimpel as Senior Vice President. Ms. Dimpel also serves as Anadarko’s Vice President of Midstream, having succeeded Danny Rea upon his retirement at the end of 2013.

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

Upon acquisition of WES’s initial 51% membership interest in Chipeta, WES became the managing member of Chipeta. As managing member, WES manages the day-to-day operations of Chipeta and receives a management fee from the other members, which is intended to compensate the managing member for the performance of its duties. WES may be removed as the managing member only if WES is grossly negligent or fraudulent, breaches its primary duties or fails to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta. Effective August 1, 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta, receiving distributions related to the additional interest beginning July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement.

Note Receivable from and Amounts Payable to Anadarko
Concurrent with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly.
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
During the first quarter of 2012, the board of directors of WES GP approved the continued construction by WES of the Brasada gas processing facility and Lancaster plant in South Texas and Northeast Colorado, respectively, which were previously under construction by Anadarko. WES agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada facility and Lancaster plant. In February 2012, these expenditures were transferred to WES and a corresponding current payable was recorded, which was repaid during the fourth quarter of 2012.

Commodity Price Swap Agreements

WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2013, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Gas Gathering and Processing Agreements

WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of WES’s systems. The gathering agreements of WES’s initial assets allow for rate resets that target an 18% return on invested capital in those assets. For the year ended December 31, 2013, 57% of WES’s gathering, transportation and treating throughput and 56% of WES’s processing throughput, was attributable to natural gas production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput and volumes measured in barrels.

Gas Purchase and Sale Agreements

WES sells substantially all of its natural gas, NGLs and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchases and Sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
thousands	Purchases			Sales
Cash consideration	$11,211	$24,705	$3,837	$85	$760	$382
Net carrying value	5,309	8,009	1,998	38	393	316
Partners’ capital adjustment	$5,902	$16,696	$1,839	$47	$367	$66

Contributions in aid of construction costs from affiliates.

During the fourth quarter of 2013, a subsidiary of Anadarko entered into an aid in construction agreement with WES, whereby WES will construct five receipt-point facilities at the Brasada facility that will serve the Anadarko subsidiary. Such subsidiary will reimburse WES for costs associated with construction of the receipt points.

Indemnification Agreements

The 5.375% Senior Notes due 2021 (the “2021 Notes”), the 4.000% Senior Notes due 2022 (the “2022 Notes”) and obligations under the RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, the 2021 Notes and/or the RCF.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into the 2013 Indemnification Agreement whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to the $250.0 million of the 2.600% Senior Notes due 2018. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.

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
The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates, WGP GP and WES GP (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K):

	Year ended December 31,
thousands	2013	2012	2011
Revenues (1)	$829,258	$704,137	$658,680
Cost of product (1)	129,045	145,250	83,722
Operation and maintenance (2)	56,435	51,237	51,339
General and administrative (3)	24,235	92,887	33,305
Operating expenses	209,715	289,374	168,366
Interest income, net (4)	16,900	16,900	24,106
Interest expense (5)	—	2,766	4,935
Distributions to WGP unitholders (6)	124,634	—	—
Distributions to WES unitholders (7)	755	—	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	12,588	16,476
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	6,528	9,437

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES by Anadarko (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)
Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the Non-Operated Marcellus Interest, the MGR assets and the Bison assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on WES assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)
For the year ended December 31, 2012, includes interest expense recognized on the WES note payable to Anadarko (see Note 11) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada facility and Lancaster plant. WES repaid the WES note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko related to the construction of the Brasada facility and Lancaster plant in the fourth quarter of 2012. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(6)	Represents distributions paid under WGP’s partnership agreement.

(7)	Represents distributions paid under WES’s partnership agreement (see Holdings of WES equity in Note 4).

(8)
As described in the caption Chipeta LLC Agreement within this Item 13, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta on August 1, 2012, and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

Other

In 2013, WES and Anadarko made payments totaling approximately (a) $262,000 to affiliates of Crane Capital Holdings, Limited; and (b) $350,000 to the Houston Astros Baseball Club. James R. Crane, a member of the board of directors of WES GP, owns Crane Capital Holdings, Limited and is the Chairman and Chief Executive Officer of its management company, Crane Capital Group, Inc., and is the principal owner and Chairman of the Houston Astros.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, including Anadarko, on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owner (Anadarko). At the same time, our general partner also has duties to manage our partnership in a manner beneficial to us and our unitholders.
Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See the caption Special Committee under Item 10 of this Form 10-K.
Our general partner will not be in breach of its obligations under the WGP partnership agreement or its duties to us or our unitholders if the resolution of the conflict is any of the following:

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

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of WGP’s annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

thousands	2013	2012
Audit fees	$300	$175
Audit-related fees	75	—
Total	$375	$175

Audit fees are primarily for the audit of WGP’s consolidated financial statements, including the audit of the effectiveness of the WGP’s internal controls over financial reporting, and the reviews of the WGP’s financial statements included in the Forms 10-Q.
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
In addition, WES paid $1.0 million in audit fees and $0.8 million in audit-related fees for the year ended December 31, 2013 and $0.9 million in audit fees and $0.7 million in audit-related fees for the year ended December 31, 2012.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of WGP’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2013, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2014.

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

Exhibit Number	Description
2.9#
Contribution Agreement, dated as of February 27, 2014, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP, and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.9 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

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

Exhibit Number	Description
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

Exhibit Number	Description
10.9	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.10	Form of Commodity Price Swap Agreement (filed as Exhibit 10.3 to the Partnership’s Form 10-Q for the quarter ended March 31, 2010).
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

10.15
Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2014, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

10.16
Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Western Gas Partners, LP on March 5, 2013, File No. 001-34046).

10.17
Third Amended and Restated Indemnification Agreement, dated March 1, 2013, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Western Gas Partners, LP on March 5, 2013, File No. 001-34046).

10.18
Assignment of Indemnification Agreement, dated April 1, 2013, between Anadarko USH2 LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 2, 2013, File No. 001-34046).

10.19
Omnibus Agreement, by and among, Western Gas Equity Partners, LP, Western Gas Equity Holdings, LLC and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

10.20
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Partners, LP.
23.1*	Consent of KPMG LLP.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

February 28, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title (Position with Western Gas Equity Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Donald R. Sinclair	President, Chief Executive Officer and Director
Donald R. Sinclair

/s/ Benjamin M Fink	Senior Vice President, Chief Financial Officer and Treasurer
Benjamin M Fink

/s/ Charles A. Meloy	Director
Charles A. Meloy

/s/ Robert K. Reeves	Director
Robert K. Reeves

/s/ Thomas R. Hix	Director
Thomas R. Hix

/s/ Craig W. Stewart	Director
Craig W. Stewart

/s/ David J. Tudor	Director
David J. Tudor