Form 10-Q
period 2014-03-31
Western Gas Equity Partners, LP
filed 2014-05-07
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

There were 218,903,498 common units outstanding as of May 5, 2014.

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2014	2013 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$85,161	$65,899
Natural gas, natural gas liquids and condensate sales	120,400	111,670
Other, net	729	—
Total revenues – affiliates	206,290	177,569
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	56,288	36,991
Natural gas, natural gas liquids and condensate sales	16,038	10,059
Other, net	841	1,147
Total revenues – third parties	73,167	48,197
Total revenues	279,457	225,766
Equity income, net (2)	9,251	3,968
Operating expenses
Cost of product (3)	91,950	83,083
Operation and maintenance (3)	40,532	36,739
General and administrative (3)	9,386	8,929
Property and other taxes	7,041	5,785
Depreciation, amortization and impairments	40,612	32,440
Total operating expenses	189,521	166,976
Operating income	99,187	62,758
Interest income, net – affiliates	4,225	4,225
Interest expense	(13,961)	(11,811)
Other income, net	496	727
Income before income taxes	89,947	55,899
Income tax (benefit) expense	(228)	4,166
Net income	90,175	51,733
Net income attributable to noncontrolling interests	40,634	19,361
Net income attributable to Western Gas Equity Partners, LP	$49,541	$32,372
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$49,541	$32,372
Pre-acquisition net (income) loss allocated to Anadarko	956	(5,458)
Limited partners’ interest in net income (4)	$50,497	$26,914
Net income per common unit – basic and diluted	$0.23	$0.12
Weighted average common units outstanding – basic and diluted	218,903	218,896

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $16.6 million and $31.9 million for the three months ended March 31, 2014 and 2013, respectively. Operation and maintenance includes charges from Anadarko of $11.1 million and $13.4 million for the three months ended March 31, 2014 and 2013, respectively. General and administrative includes charges from Anadarko of $7.0 million and $6.1 million for the three months ended March 31, 2014 and 2013, respectively. See Note 5.

(4)	Represents net income earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2014	December 31, 2013 (1)
ASSETS
Current assets
Cash and cash equivalents	$94,119	$113,085
Accounts receivable, net (2)	100,499	83,943
Other current assets (3)	7,997	10,799
Total current assets	202,615	207,827
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	4,414,168	4,239,100
Less accumulated depreciation	894,690	855,845
Net property, plant and equipment	3,519,478	3,383,255
Goodwill	105,336	105,336
Other intangible assets	53,258	53,606
Equity investments	613,207	593,400
Other assets	34,684	27,401
Total assets	$4,788,578	$4,630,825
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$30,219	$39,589
Accrued ad valorem taxes	16,987	13,860
Income taxes payable	357	—
Accrued liabilities (5)	125,061	138,034
Total current liabilities	172,624	191,483
Long-term debt	1,912,839	1,418,169
Deferred income taxes	428	37,998
Asset retirement obligations and other	79,850	79,145
Total long-term liabilities	1,993,117	1,535,312
Total liabilities	2,165,741	1,726,795
Equity and partners’ capital
Common units (218,903,498 and 218,895,515 units issued and outstanding at March 31, 2014, and December 31, 2013, respectively)	921,523	905,082
Net investment by Anadarko	—	312,092
Total partners’ capital	921,523	1,217,174
Noncontrolling interests	1,701,314	1,686,856
Total equity and partners’ capital	2,622,837	2,904,030
Total liabilities, equity and partners’ capital	$4,788,578	$4,630,825

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $57.5 million and $47.8 million as of March 31, 2014, and December 31, 2013, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of $1.2 million and $0.1 million as of March 31, 2014, and December 31, 2013, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $0.1 million and $2.3 million as of March 31, 2014, and December 31, 2013, respectively.

(5)	Accrued liabilities includes amounts payable to affiliates of zero and $0.1 million as of March 31, 2014, and December 31, 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2013 (1)	$312,092	$905,082	$1,686,856	$2,904,030
Net income (loss)	(956)	50,497	40,634	90,175
WES equity transactions, net (2)	—	(935)	18,704	17,769
Distributions to Chipeta noncontrolling interest owner	—	—	(4,124)	(4,124)
Distributions to WES noncontrolling interest owners	—	—	(40,996)	(40,996)
Distributions to WGP unitholders	—	(50,621)	—	(50,621)
Acquisitions from affiliates	(372,784)	16,534	—	(356,250)
Contributions of equity-based compensation to WES by Anadarko	—	896	—	896
Net pre-acquisition contributions from (distributions to) Anadarko	23,788	—	—	23,788
Net contributions from Anadarko of other assets	—	43	—	43
Elimination of net deferred tax liabilities	38,160	—	—	38,160
Other	(300)	27	240	(33)
Balance at March 31, 2014	$—	$921,523	$1,701,314	$2,622,837

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)
Includes the impact of units of Western Gas Partners, LP issued in connection with the acquisition of the TEFR Interests as described in Note 2. The $0.9 million decrease to partners’ capital together with net income attributable to Western Gas Equity Partners, LP, totaled $48.6 million for the three months ended March 31, 2014.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2014	2013 (1)
Cash flows from operating activities
Net income	$90,175	$51,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	40,612	32,440
Non-cash equity-based compensation expense	1,181	858
Deferred income taxes	290	9,270
Debt-related amortization and other items, net	680	560
Equity income, net (2)	(9,251)	(3,968)
Distributions from equity investment earnings (2)	10,269	5,006
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(10,976)	21,439
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	(2,583)	22,469
Change in other items, net	2,087	(2,431)
Net cash provided by operating activities	122,484	137,376
Cash flows from investing activities
Capital expenditures	(189,327)	(166,463)
Acquisitions from affiliates	(360,952)	(465,721)
Acquisitions from third parties	—	(134,869)
Investments in equity affiliates	(27,605)	(64,580)
Distributions from equity investments in excess of cumulative earnings (2)	2,044	—
Other	(857)	—
Net cash used in investing activities	(576,697)	(831,633)
Cash flows from financing activities
Borrowings, net of debt issuance costs	917,742	384,946
Repayments of debt	(430,000)	—
Increase (decrease) in outstanding checks	1,928	(2,808)
Offering expenses from the issuance of WGP common units	—	(2,367)
Proceeds from the issuance of WES common units, net of offering expenses	17,530	—
Distributions to WGP unitholders	(50,621)	(7,852)
Contributions received from Chipeta noncontrolling interest owner	—	1,097
Distributions to Chipeta noncontrolling interest owner	(4,124)	(2,650)
Distributions to noncontrolling interest owners of WES	(40,996)	(28,789)
Net contributions from (distributions to) Anadarko	23,788	21,588
Net cash provided by financing activities	435,247	363,165
Net increase (decrease) in cash and cash equivalents	(18,966)	(331,092)
Cash and cash equivalents at beginning of period	113,085	422,556
Cash and cash equivalents at end of period	$94,119	$91,464
Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$(43)	$(6)
Interest paid, net of capitalized interest	$14,106	$11,244
Taxes paid (reimbursements received)	$(340)	$—

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES itself. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding WGP and its consolidated subsidiaries, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”) (see Note 2). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to WES’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels consisting of WES’s 10% share of average White Cliffs pipeline throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
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
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2014, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	8	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas. WES was also constructing the Lancaster processing plant (located in the DJ Basin complex) in Northeast Colorado at the end of the first quarter of 2014.

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
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to the consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public and other wholly owned subsidiaries of Anadarko), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, and (iii) the general and administrative expenses incurred by WGP, which are separate from, and in addition to, those incurred by WES.
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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with WGP’s 2013 Form 10-K, as filed with the SEC on February 28, 2014. Management believes that the disclosures made are adequate to make the information not misleading.

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member and the limited partner interests in WES held by other wholly owned subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. References to “WES assets” refer collectively to the assets and interests accounted for under the equity method indirectly owned by WGP through its partnership interests in WES as of March 31, 2014. Because WGP owns and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of assets or interests from Anadarko has been considered a transfer of net assets between entities under common control. As such, the assets or interests WES acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets or interests from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets or interests as of the date of common control. See Note 2.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of the WES assets or interests from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets or interests during the periods reported. Net income attributable to WES assets or interests acquired from Anadarko for periods prior to WES’s acquisition of such assets or interests is not allocated to the limited partners for purposes of calculating net income per common unit.

Equity investments. The following table presents the activity of WES’s equity investments in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEG, TEP and FRP:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480	$16,649	$197,731	$135,401
Investment earnings (loss), net of amortization	1,501	2,227	244	7,124	192	(874)	(1,163)
Contributions	—	2,500	—	(1,919)	352	187	20,992
Capitalized interest	—	—	—	—	—	—	857
Distributions	(1,016)	(2,082)	(729)	(6,200)	(242)	—	—
Distributions in excess of cumulative earnings (1)	—	(581)	(859)	—	(163)	(541)	—
Balance at March 31, 2014	$25,657	$37,103	$59,584	$121,485	$16,788	$196,503	$156,087

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

Recently issued accounting standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. The ASU is effective for annual and interim periods beginning in 2015. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements.WGP elected to early adopt the ASU on a prospective basis for the three months ended March 31, 2014. The adoption did not have a material impact on WGP’s consolidated interim financial statements.
The FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU specifies whether an unrecognized tax benefit, or a portion of an unrecognized tax benefit for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, should be presented in the financial statements as a reduction to a deferred tax asset or as a liability. The ASU is effective for annual and interim periods beginning in 2014. WGP adopted the ASU on a prospective basis for the three months ended March 31, 2014.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by WES during 2013 and 2014, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	1,145	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

(1)
WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million to maintain its 2.0% general partner interest in WES.

(2)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.”

(3)
WES acquired a 25% interest in the Mont Belvieu JV, an entity formed to design, construct, and own two fractionation trains located in Mont Belvieu, Texas, from a third party. The interest acquired is accounted for under the equity method of accounting.

(4)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline that connects WES’s Red Desert and Granger complexes in southwestern Wyoming.

(5)
WES acquired a 20% interest in each of TEG and TEP, and a 33.33% interest in FRP, from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and DJ Basin. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in WES.

TEFR Interests acquisition. Because the acquisition of the TEFR Interests was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if WES owned such interests for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of WES assets or interests from Anadarko, including the TEFR Interests, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets or interests during the periods reported.
The following table presents the impact of the TEFR Interests on revenue, equity income (loss), net and net income as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended March 31, 2013
thousands	WGP Historical	TEFR Interests	Combined
Revenues	$225,766	$—	$225,766
Equity income (loss), net	3,981	(13)	3,968
Net income	$51,676	$57	$51,733

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The board of directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2013	$0.17875	$39,128	May 2013
March 31, 2014 (1)	$0.25000	$54,726	May 2014

(1)
On April 17, 2014, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.25000 per unit, or $54.7 million in aggregate. The cash distribution is payable on May 23, 2014, to WGP unitholders of record at the close of business on April 30, 2014.

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2013	$0.540	$70,143	May 2013
March 31, 2014 (1)	$0.625	$98,749	May 2014

(1)
On April 17, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.625 per unit, or $98.7 million in aggregate, including incentive distributions. The cash distribution is payable on May 14, 2014, to WES unitholders of record at the close of business on April 30, 2014.

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of March 31, 2014, Anadarko held 199,137,365 of WGP’s common units, representing a 91.0% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 19,766,133 WGP common units, representing a 9.0% limited partner interest in WGP.

Net income per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to WES assets (as defined in Note 1) acquired from Anadarko, for periods prior to WES’s acquisition of such assets, is not allocated to the limited partners when calculating net income per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES equity. As of March 31, 2014, WGP held 49,296,205 WES common units, representing a 41.0% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,406,763 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs. As of March 31, 2014, other wholly owned subsidiaries of Anadarko held 757,619 WES common units, representing a 0.6% limited partner interest in WES, and the public held 67,878,758 WES common units, representing a 56.4% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1).

WES public equity offerings. WES completed the following public offerings of its common units during 2013 and 2014:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,395	291,879
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	—	—	—	—	—

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.2 million.

(4)
Represents common and general partner units of WES issued during the year ended December 31, 2013, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units (the “Continuous Offering Program”). Gross proceeds generated (including WES GP’s proportionate capital contributions) were $42.6 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during 2013.

(5)	During the three months ended March 31, 2014, WES did not issue any common units under the Continuous Offering Program.

WES common and general partner units. The following table summarizes WES’s common and general partner units issued during the three months ended March 31, 2014:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2013	117,322,812	2,394,345	119,717,157
December 2013 equity offering	300,000	6,122	306,122
Long-Term Incentive Plan awards	1,280	—	1,280
TEFR Interests acquisition	308,490	6,296	314,786
Balance at March 31, 2014	117,932,582	2,406,763	120,339,345

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

WES note receivable from Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $312.3 million and $296.7 million at March 31, 2014, and December 31, 2013, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the Wattenberg assets (located in the DJ Basin complex), with various expiration dates through December 2016. In December 2013, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of March 31, 2014:

per barrel except natural gas	2014			2015			2016
Ethane	$18.36	−	$30.53	$18.41	−	$23.41	$23.11
Propane	$40.38	−	$53.78	$47.08	−	$52.99	$52.90
Isobutane	$61.24	−	$75.13	$62.09	−	$74.02	$73.89
Normal butane	$53.89	−	$66.83	$54.62	−	$65.04	$64.93
Natural gasoline	$71.85	−	$90.89	$72.88	−	$81.82	$81.68
Condensate	$75.22	−	$87.30	$76.47	−	$81.82	$81.68
Natural gas (per MMBtu)	$3.45	−	$6.20	$4.66	−	$5.96	$4.87

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended March 31,
thousands	2014	2013
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$(3,667)	$5,380
Natural gas liquids sales	9,455	21,305
Total	5,788	26,685
Losses on commodity price swap agreements related to purchases (2)	(19)	(19,854)
Net gains (losses) on commodity price swap agreements	$5,769	$6,831

(1)	Reported in affiliate natural gas, natural gas liquids and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. For the three months ended March 31, 2014 and 2013, 48% and 58%, respectively, of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. For the three months ended March 31, 2014 and 2013, 59% and 58%, respectively, of WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko.

Equipment purchases. The following table summarizes WES’s purchases from Anadarko of pipe and equipment:

	Three Months Ended March 31,
	2014	2013
thousands	Purchases
Cash consideration	$4,702	$221
Net carrying value	4,745	227
Partners’ capital adjustment	$(43)	$(6)

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date. Compensation expense over the vesting period was $27,000 and $53,000 for the three months ended March 31, 2014 and 2013, respectively.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2014 and 2013.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP and Anadarko Incentive Plans. For the three months ended March 31, 2014 and 2013, general and administrative expenses included $0.9 million and $0.7 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plans. Of this amount, $0.9 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the three months ended March 31, 2014.

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended March 31,
thousands	2014	2013
Revenues (1)	$206,290	$177,569
Equity income, net	9,251	3,968
Cost of product (1)	16,634	31,929
Operation and maintenance (2)	11,099	13,366
General and administrative (3)	6,993	6,088
Operating expenses	34,726	51,383
Interest income, net (4)	4,225	4,225
Distributions to WGP unitholders (5)	46,051	7,143
Distributions to WES unitholders (6)	269	—

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plans within this Note 5) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Represents distributions paid under WGP’s partnership agreement (see Note 3 and Note 4).

(6)	Represents distributions paid to other wholly owned subsidiaries of Anadarko under WES’s partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of income.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2014	December 31, 2013
Land	n/a	$2,584	$2,584
Gathering systems	3 to 47 years	3,773,582	3,673,008
Pipelines and equipment	15 to 45 years	145,475	146,008
Assets under construction	n/a	478,515	405,633
Other	3 to 40 years	14,012	11,867
Total property, plant and equipment		4,414,168	4,239,100
Accumulated depreciation		894,690	855,845
Net property, plant and equipment		$3,519,478	$3,383,255

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2014, WES recognized a $1.2 million impairment primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair-value inputs.

7.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	March 31, 2014	December 31, 2013
Natural gas liquids inventory	$2,793	$2,584
Natural gas imbalance receivables	2,101	3,605
Prepaid insurance	1,813	2,900
Other	1,290	1,710
Total other current assets	$7,997	$10,799

A summary of accrued liabilities is as follows:

thousands	March 31, 2014	December 31, 2013
Accrued capital expenditures	$76,332	$94,750
Accrued plant purchases	27,606	21,396
Accrued interest expense	17,547	18,119
Short-term asset retirement obligations	1,310	1,966
Short-term remediation and reclamation obligations	562	562
Other	1,704	1,241
Total accrued liabilities	$125,061	$138,034

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE

At March 31, 2014, debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), and $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”). The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities.
The following table presents WES’s outstanding debt as of March 31, 2014, and December 31, 2013:

	March 31, 2014			December 31, 2013
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
5.375% Senior Notes due 2021	$500,000	$495,305	$548,287	$500,000	$495,173	$533,615
4.000% Senior Notes due 2022	670,000	673,192	666,755	670,000	673,278	641,237
2.600% Senior Notes due 2018	350,000	350,567	352,159	250,000	249,718	247,988
5.450% Senior Notes due 2044	400,000	393,775	406,664	—	—	—
Total debt outstanding	$1,920,000	$1,912,839	$1,973,865	$1,420,000	$1,418,169	$1,422,840

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity for the three months ended March 31, 2014:

thousands	Carrying Value
Balance at December 31, 2013	$1,418,169
Revolving credit facility borrowings	430,000
Issuance of 5.450% Senior Notes due 2044	400,000
Issuance of 2.600% Senior Notes due 2018	100,000
Repayments of revolving credit facility	(430,000)
Other	(5,330)
Balance at March 31, 2014	$1,912,839

WES Senior Notes. The 2044 Notes were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.632%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under WES’s senior unsecured revolving credit facility (“WES RCF”) and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.742%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
At March 31, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES revolving credit facility. In February 2014, WES entered into an amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion. Subsequently, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests. The WES RCF replaced an $800.0 million credit facility, which was originally entered into in March 2011. The WES RCF matures in February 2019 and bears interest at London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. The interest rate on the WES RCF was 1.45% at March 31, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at March 31, 2014, and December 31, 2013, respectively.
As of March 31, 2014, WES had no outstanding borrowings, $12.8 million in outstanding letters of credit and $1.19 billion available for borrowing under the WES RCF. At March 31, 2014, WES was in compliance with all covenants under the WES RCF.
The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, 2021 Notes, and/or the WES RCF.
In connection with the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests, WES GP and other wholly owned subsidiaries of Anadarko entered into indemnification agreements, whereby such subsidiaries agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests. These indemnification agreements apply to the 2044 Notes, 2018 Notes, and/or WES RCF borrowings outstanding related to the aforementioned acquisitions.
WES GP, the other indemnifying subsidiaries of Anadarko and WGRI also amended and restated the indemnity agreements between them to (i) conform language among all the indemnification agreements and (ii) reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to the WES GP under the indemnification agreements related to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.65% and 1.67% at March 31, 2014, and December 31, 2013, respectively.
WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2014, WGP had no outstanding borrowings under the WGP WCF, and WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2014	2013
Interest expense on long-term debt	$16,135	$13,939
Amortization of debt issuance costs and commitment fees	1,266	1,053
Capitalized interest	(3,440)	(3,181)
Interest expense	$13,961	$11,811

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. In March 2011, DCP Midstream, LP (“DCP”) filed a lawsuit against Anadarko and others, including a subsidiary of WES, Kerr-McGee Gathering, LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering, LLC, the entity that holds the Wattenberg assets (located in the DJ Basin complex). Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims.
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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2014, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $53.6 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of a second train at the Lancaster processing plant and an expansion project at the Fort Lupton compressor station, both located in the DJ Basin complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2015 and includes an early termination clause.
Rent expense associated with the office, warehouse and equipment leases was $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes WES’s financial condition and WES’s results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2013 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 28, 2014, and our other public filings and press releases. For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (the “general partner” or “GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. The general partner of Western Gas Partners, LP (“WES”) is Western Gas Holdings, LLC (“WES GP”), our wholly owned subsidiary. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding us, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels consisting of WES’s 10% share of average White Cliffs pipeline throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.

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

•availability of goods and services;

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

•	legislative or regulatory changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to use its revolving credit facility (“WES RCF”);

•	creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and WGP GP, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	our or WES’s ability to acquire assets on acceptable terms;

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

•
other factors discussed below, in “Risk Factors” included in our 2013 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our quarterly reports on Form 10-Q and elsewhere in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a master limited partnership (“MLP”) and changing its name to Western Gas Equity Partners, LP. We closed our initial public offering (“IPO”) in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP formed by Anadarko to own, operate, acquire and develop midstream energy assets. WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2014, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	8	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

Significant financial and operational highlights during the first three months of 2014 included the following:

•
We raised our distribution to $0.25000 per unit for the first quarter of 2014, representing an 8% increase over the distribution for the fourth quarter of 2013 and a 40% increase over the distribution for the first quarter of 2013.

•
WES issued $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 and an additional $100.0 million aggregate principal amount of 2.600% Senior Notes due 2018. Net proceeds were used to repay amounts then outstanding under the WES RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•	WES completed the acquisition of Anadarko’s 20% interests in TEG and TEP, and its 33.33% interest in FRP. See Acquisitions below.

•
WES entered into an amended and restated $1.2 billion (expandable to $1.5 billion) senior unsecured WES RCF replacing the $800.0 million WES credit facility. See Liquidity and Capital Resources within this Item 2 for additional information.

•
WES raised its distribution to $0.625 per unit for the first quarter of 2014, representing a 4% increase over the distribution for the fourth quarter of 2013, a 16% increase over the distribution for the first quarter of 2013, and its twentieth consecutive quarterly increase.

Significant operational highlights during the first three months of 2014 included the following:

•	Throughput attributable to WES totaled 3,404 MMcf/d for the three months ended March 31, 2014, representing a 17% increase compared to the three months ended March 31, 2013.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.60 per Mcf for the three months ended March 31, 2014, representing an 11% increase compared to the three months ended March 31, 2013.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2013 and 2014, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	1,145	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

(1)
WES acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest.” In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million to maintain its 2.0% general partner interest in WES.

(2)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.”

(3)
WES acquired a 25% interest in the Mont Belvieu JV, an entity formed to design, construct, and own two fractionation trains located in Mont Belvieu, Texas, from a third party. The interest acquired is accounted for under the equity method of accounting.

(4)
WES acquired Overland Trail Transmission, LLC (“OTTCO”), a Delaware limited liability company, from a third party. OTTCO owns and operates an intrastate pipeline that connects WES’s Red Desert and Granger complexes in southwestern Wyoming.

(5)
WES acquired a 20% interest in each of TEG and TEP, and a 33.33% interest in FRP, from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and DJ Basin. TEG consists of two NGL gathering systems that link natural gas processing plants to TEP. TEP is an NGL pipeline that originates in Skellytown, Texas and extends approximately 580 miles to Mont Belvieu, Texas. FRP is a 435 mile NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in WES. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of WES assets. References to “WES assets” refer collectively to the assets and interests accounted for under the equity method indirectly owned by WGP, through its partnership interests in WES, as of March 31, 2014. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of assets or interests from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets or interests acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after an acquisition of assets or interests from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such assets or interests as of the date of common control.
WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if WES owned such interests for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of WES assets or interests from Anadarko, including the TEFR Interests, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the assets or interests during the periods reported.

EQUITY OFFERINGS

WES equity offerings

Public equity offerings. WES completed the following public equity offerings during 2013 and 2014:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,395	291,879
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	—	—	—	—	—

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.2 million.

(4)
Represents common and general partner units of WES issued during the year ended December 31, 2013, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units (the “Continuous Offering Program”). Gross proceeds generated (including WES GP’s proportionate capital contributions) were $42.6 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during 2013.

(5)	During the three months ended March 31, 2014, WES did not issue any common units under the Continuous Offering Program.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended March 31,
thousands	2014	2013
General and administrative expenses	$64	$79
Public company expenses	644	855
Total reimbursement	$708	$934

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interest in Chipeta held by a third party, which is already reflected as noncontrolling interest in WES’s consolidated financial statements (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for further information). In addition, as of March 31, 2014 WES had issued 757,619 WES common units to other wholly owned subsidiaries of Anadarko, as consideration for assets acquired from Anadarko. The limited partner interests in WES held by these subsidiaries of Anadarko are reflected within noncontrolling interests in our consolidated financial statements.
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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”). Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for further information.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.65% and 1.67% at March 31, 2014, and December 31, 2013, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2014, we had no outstanding borrowings under the WGP WCF. At March 31, 2014, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended March 31,
thousands	2014	2013
Net income attributable to WES	$87,435	$50,714
Limited partner interests in WES not held by WGP (1)	(36,942)	(17,130)
General and administrative expenses (2)	(971)	(1,265)
Other income	19	53
Net income attributable to WGP	$49,541	$32,372

(1)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of March 31, 2014 and 2013, the publicly held limited partner interest represented a 56.4% and 51.6% interest in WES, respectively. Other wholly owned subsidiaries of Anadarko separately held 0.6% and 0.4% limited partner interests in WES as of March 31, 2014, and 2013, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating and financing activities for WGP and WES are reconciled as follows:

	Three Months Ended March 31,
thousands	2014	2013
WES net cash provided by operating activities	$124,046	$138,170
General and administrative expenses (1)	(971)	(1,265)
Non-cash equity-based compensation expense	31	54
Changes in working capital	(641)	364
Other income	19	53
WGP net cash provided by operating activities	$122,484	$137,376

WES net cash provided by financing activities	$435,014	$336,998
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	(759)	(500)
Offering expenses from the issuance of WGP common units (3)	—	(2,367)
Distributions to WGP unitholders (4)	(50,621)	(7,852)
Distributions to WGP from WES (5)	51,613	36,868
Net contributions from (distributions to) Anadarko (6)	—	18
WGP net cash provided by financing activities	$435,247	$363,165

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)
For the three months ended March 31, 2014 and 2013, difference is attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(3)	Represents additional offering costs incurred in conjunction with WGP’s IPO in December 2012.

(4)
Represents distributions to WGP common unitholders for the fourth quarter of 2013 and for the pro-rated fourth quarter of 2012. See Note 3—Partnership Distributions in the Notes to the Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended March 31,
thousands	2014	2013
Gathering, processing and transportation of natural gas and natural gas liquids	$141,449	$102,890
Natural gas, natural gas liquids and condensate sales	136,438	121,729
Other, net	1,570	1,147
Total revenues (1)	279,457	225,766
Equity income, net	9,251	3,968
Total operating expenses (1)	188,550	165,711
Operating income	100,158	64,023
Interest income, net – affiliates	4,225	4,225
Interest expense	(13,961)	(11,811)
Other income (expense), net	477	674
Income before income taxes	90,899	57,111
Income tax expense	(228)	4,166
Net income	91,127	52,945
Net income attributable to noncontrolling interest	3,692	2,231
Net income attributable to Western Gas Partners, LP (2)	$87,435	$50,714
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$194,726	$143,986
Adjusted EBITDA attributable to Western Gas Partners, LP	$140,999	$95,928
Distributable cash flow	$119,321	$79,129

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

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 2.

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. Such caption also includes reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”).

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2014” refer to the comparison of the three months ended March 31, 2014, to the three months ended March 31, 2013.

Throughput

	Three Months Ended March 31,
MMcf/d (except throughput measured in barrels)	2014	2013	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation (1)	1,592	1,251	27%
Processing (1)	1,799	1,609	12%
Equity investment (2)	186	201	(7)%
Total throughput for natural gas assets	3,577	3,061	17%
Throughput attributable to noncontrolling interest for natural gas assets	173	155	12%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (3)	3,404	2,906	17%
Total throughput (MBbls/d) for crude/NGL assets (4)	79	27	193%

(1)
The combination of WES’s Wattenberg and Platte Valley systems in the first quarter of 2014 into the entity now referred to as the “DJ Basin complex” resulted in the following: (i) the Wattenberg system volumes previously reported as “Gathering, treating and transportation” are now reported as “Processing” for all periods presented, and (ii) volumes both gathered and processed by the two systems are no longer separately reported.

(2)
Represents WES’s 14.81% share of average Fort Union and 22% share of average Rendezvous throughput. Excludes equity investment throughput measured in barrels (captured in “Total throughput (MBbls/d) for crude/NGL assets” as noted below).

(3)
Includes affiliate, third-party and equity investment throughput (as equity investment throughput is defined in the above footnote), excluding the noncontrolling interest owner’s proportionate share of throughput.

(4)
Represents total throughput measured in barrels consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput and 33.33% share of average FRP throughput.

Gathering, treating and transportation throughput increased by 341 MMcf/d for the three months ended March 31, 2014, due to increased throughput from the Non-Operated Marcellus Interest as a result of additional connection of wells that were waiting on pipeline infrastructure and the Anadarko-Operated Marcellus Interest beginning in March 2013.
Processing throughput increased by 190 MMcf/d for the three months ended March 31, 2014, primarily due to the start-up of the Brasada facility in June 2013.
Equity investment throughput decreased by 15 MMcf/d for the three months ended March 31, 2014, primarily due to lower throughput at the Fort Union system due to production declines in the area.
Throughput for crude/NGL assets measured in barrels increased by 52 MBbls/d for the three months ended March 31, 2014, due to the start-up of the Mont Belvieu JV fractionation trains, TEP and TEG in the fourth quarter of 2013.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$141,449	$102,890	37%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $38.6 million for the three months ended March 31, 2014, primarily due to revenue increases of $11.3 million, $7.4 million, and $4.5 million at the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and Chipeta, respectively, all due to higher throughput, and an increase of $11.3 million due to the start-up of the Brasada facility in June 2013.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)
Natural gas sales	$30,875	$25,517	21%
Natural gas liquids sales	95,813	87,217	10%
Drip condensate sales	9,750	8,995	8%
Total	$136,438	$121,729	12%
Average price per unit:
Natural gas (per Mcf)	$4.25	$4.21	1%
Natural gas liquids (per Bbl)	$44.77	$47.04	(5)%
Drip condensate (per Bbl)	$79.34	$74.56	6%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $14.7 million for the three months ended March 31, 2014, which consisted of a $5.4 million increase in sales of natural gas, an $8.6 million increase in NGLs sales and a $0.7 million increase in drip condensate sales.
The growth in natural gas sales for the three months ended March 31, 2014, was primarily due to higher sales volumes at the Hilight system and the Red Desert complex.
The growth in NGLs sales for the three months ended March 31, 2014, was primarily due to increases of $3.8 million, $2.2 million, and $1.6 million resulting from higher volumes processed and sold at Chipeta, the Granger straddle plant, and the Hilight system, respectively.
The increase in drip condensate sales for the three months ended March 31, 2014, was primarily due to an increase of $1.3 million at the DJ Basin complex, resulting from an increase in condensate volumes sold as a result of increased throughput, partially offset by a $0.6 million decrease at Hugoton due to a decrease in condensate volumes sold as a result of decreased throughput.
For the three months ended March 31, 2014 and 2013, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle, and MGR assets, as well as at the Wattenberg assets (located in the DJ Basin complex). See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income, Net

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
Equity income, net	$9,251	$3,968	133%

For the three months ended March 31, 2014, equity income increased by $5.3 million, primarily driven by an increase of $7.1 million due to the fourth quarter 2013 start-up of the Mont Belvieu JV fractionation trains, which was offset by a decrease of $2.0 million attributable to losses associated with the initial start-up and line fill stage of TEP during the fourth quarter of 2013 and of FRP during the first quarter of 2014.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
NGL purchases	$47,881	$42,009	14%
Residue purchases	37,107	37,504	(1)%
Other	6,962	3,570	95%
Cost of product	$91,950	$83,083	11%
Operation and maintenance	40,532	36,739	10%
Total cost of product and operation and maintenance expenses	$132,482	$119,822	11%

Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended March 31, 2014, increased by $8.9 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•	a $5.9 million net increase in NGL purchases, primarily at Chipeta, the Hilight system, the Red Desert complex and the DJ Basin complex;

•	a $0.4 million net decrease in residue purchases, primarily due to decreases at the DJ Basin complex and the Granger complex, partially offset by increases at the Hilight system and Chipeta; and

•	a $2.7 million increase in other, due to changes in imbalance positions primarily at the DJ Basin complex.

Cost of product expense for the three months ended March 31, 2014 and 2013, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the Wattenberg assets (located in the DJ Basin complex). See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Operation and maintenance expense increased by $3.8 million for the three months ended March 31, 2014, primarily due to an increase of $4.1 million for plant repairs and maintenance primarily at the DJ Basin complex and the Brasada facility.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
General and administrative	$8,415	$7,664	10%
Property and other taxes	7,041	5,785	22%
Depreciation, amortization and impairments	40,612	32,440	25%
Total general and administrative, depreciation and other expenses	$56,068	$45,889	22%

General and administrative expenses increased by $0.8 million for the three months ended March 31, 2014, primarily due to an increase of $0.6 million in corporate and management personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement and an increase of $0.2 million in non-cash compensation expenses.
Property and other taxes increased by $1.3 million for the three months ended March 31, 2014, primarily due to ad valorem tax increases of $0.7 million associated with capital additions at the DJ Basin complex and $0.6 million due to the completion of Brasada facility in June 2013.
Depreciation, amortization and impairments increased by $8.2 million for the three months ended March 31, 2014, primarily attributable to a $2.4 million increase in depreciation expense associated with the Non-Operated Marcellus Interest and the Anadarko-Operated Marcellus Interest, a $2.4 million increase in depreciation expense due to the completion of the Brasada facility in June 2013, a $1.3 million increase in depreciation expense associated with compression expansion capital projects completed at the DJ Basin complex, an $0.8 million increase in depreciation expense related to OTTCO, which was acquired in September 2013, and an impairment of $1.0 million during 2014 related to a non-operational plant in the Powder River Basin with no comparative activity in the prior period.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
Interest income on note receivable	$4,225	$4,225	—%
Interest income, net – affiliates	$4,225	$4,225	—%
Interest expense on long-term debt	$(16,135)	$(13,939)	16%
Amortization of debt issuance costs and commitment fees	(1,266)	(1,053)	20%
Capitalized interest	3,440	3,181	8%
Interest expense	$(13,961)	$(11,811)	18%

Interest expense increased by $2.2 million for the three months ended March 31, 2014, primarily due to interest expense of $1.7 million incurred on the 2.600% Senior Notes due 2018 and $0.7 million on the 5.450% Senior Notes due 2044. Amortization of debt issuance costs and commitment fees increased by $0.2 million for the three months ended March 31, 2014, primarily due to the issuance of the 2.600% Senior Notes due 2018 and the amended and restated RCF. These increases were partially offset by an increase of capitalized interest of $0.3 million primarily associated with the expansion of the Lancaster plant located in the DJ Basin complex. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
Income before income taxes	$90,899	$57,111	59%
Income tax (benefit) expense	(228)	4,166	(105)%
Effective tax rate	—%	7%

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
Income attributable to (a) the TEFR Interests prior to and including February 2014 and (b) the Non-Operated Marcellus Interest prior to and including February 2013 was subject to federal and state income tax. Income earned on the TEFR Interests and the Non-Operated Marcellus Interest for periods subsequent to February 2014 and February 2013, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interest

	Three Months Ended March 31,
thousands except percentages	2014	2013	Inc/ (Dec)
Net income attributable to noncontrolling interest	$3,692	$2,231	65%

For the three months ended March 31, 2014, net income attributable to noncontrolling interest increased by $1.5 million, primarily due to increased revenues at Chipeta driven by increased drilling activities in the Uintah Basin.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$183,937	$140,395	31%
Adjusted gross margin for crude/NGL assets (2)	10,789	3,591	200%
Adjusted gross margin attributable to Western Gas Partners, LP	$194,726	$143,986	35%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (3)	0.60	0.54	11%
Adjusted gross margin per Bbl for crude/NGL assets (4)	1.52	1.48	3%
Adjusted EBITDA attributable to Western Gas Partners, LP (5)	140,999	95,928	47%
Distributable cash flow (5)	$119,321	$79,129	51%

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues for natural gas assets less cost of product for natural gas assets plus distributions from WES’s equity investments in Fort Union and Rendezvous, which are measured in Mcf, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues for crude/NGL assets less cost of product for crude/NGL assets plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, TEG, TEP and FRP, which are measured in barrels. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure below.

(3)
Average for period. Calculated as Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets divided by total throughput attributable to Western Gas Partners, LP for natural gas assets.

(4)	Average for period. Calculated as Adjusted gross margin for crude/NGL assets, divided by total throughput (MBbls/d) for crude/NGL assets.

(5)
For reconciliations of Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see the descriptions below.

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry, without regard to financing methods, historical cost basis, or capital structure.
Adjusted gross margin increased by $50.7 million for the three months ended March 31, 2014, primarily due to higher margins on the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, the DJ Basin complex and Chipeta, the start-up of the Mont Belvieu JV in the fourth quarter of 2013 and the start-up of the Brasada facility in June 2013.

To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.06 for the three months ended March 31, 2014, primarily due to higher margins and increases in throughput at Chipeta, the DJ Basin complex, and the Non-Operated Marcellus Interest, as well as overall changes in the throughput mix of WES’s portfolio. Adjusted gross margin per Bbl for crude/NGL assets increased by $0.04 for the three months ended March 31, 2014, due to distributions received from the Mont Belvieu JV during the first quarter of 2014.

Adjusted EBITDA attributable to Western Gas Partners, LP. WES defines Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $45.1 million for the three months ended March 31, 2014, primarily due to a $53.7 million increase in total revenues and a $7.3 million increase in distributions from equity investees. These amounts were offset by an $8.9 million increase in cost of product, a $3.8 million increase in operation and maintenance expenses, a $1.5 million increase in net income attributable to noncontrolling interest, and a $1.3 million increase in property and other tax expense.

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
Distributable cash flow increased by $40.2 million for the three months ended March 31, 2014, primarily due to a $45.1 million increase in Adjusted EBITDA, offset by a $2.8 million increase in maintenance capital expenditures and a $2.4 million increase in net cash paid for interest expense.

Reconciliation to GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by WES that is most directly comparable to Adjusted gross margin is operating income, while net income attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by WES most directly comparable to Adjusted EBITDA. The GAAP measure used by WES most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income, net income attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income, net income and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
WES’s management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA and Distributable cash flow compared to (as applicable) operating income, net income and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. WES believes that investors benefit from having access to the same financial measures that its management uses in evaluating its operating results.
The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted gross margin to the GAAP measure of operating income, (b) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and (c) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income attributable to Western Gas Partners, LP:

	Three Months Ended March 31,
thousands	2014	2013
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$183,937	$140,395
Adjusted gross margin for crude/NGL assets	10,789	3,591
Adjusted gross margin attributable to Western Gas Partners, LP	$194,726	$143,986
Adjusted gross margin attributable to noncontrolling interest	5,094	3,703
Equity income, net	9,251	3,968
Less:
Distributions from equity investees	12,313	5,006
Operation and maintenance	40,532	36,739
General and administrative	8,415	7,664
Property and other taxes	7,041	5,785
Depreciation, amortization and impairments	40,612	32,440
Operating income	$100,158	$64,023

	Three Months Ended March 31,
thousands	2014	2013
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$140,999	$95,928
Less:
Distributions from equity investees	12,313	5,006
Non-cash equity-based compensation expense	1,097	877
Interest expense	13,961	11,811
Income tax expense	—	4,166
Depreciation, amortization and impairments (1)	39,975	31,824
Add:
Equity income, net	9,251	3,968
Interest income, net – affiliates	4,225	4,225
Other income (1) (2)	78	277
Income tax benefit	228	—
Net income attributable to Western Gas Partners, LP	$87,435	$50,714
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$140,999	$95,928
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	4,326	2,846
Interest income (expense), net	(9,736)	(7,586)
Non-cash equity-based compensation expense	53	(73)
Debt-related amortization and other items, net	680	560
Current income tax benefit	518	5,104
Other income (expense), net (2)	81	278
Distributions from equity investments in excess of cumulative earnings	(2,044)	—
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(10,982)	21,661
Accounts and natural gas imbalance payables and accrued liabilities, net	(1,727)	21,287
Other	1,878	(1,835)
Net cash provided by operating activities	$124,046	$138,170
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$124,046	$138,170
Net cash used in investing activities	(576,697)	(831,633)
Net cash provided by financing activities	435,014	336,998

(1)	Includes WES’s 75% share of depreciation, amortization and impairments; and other income attributable to Chipeta.

(2)	Excludes income of $0.4 million for each of the three months ended March 31, 2014 and 2013, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended March 31,
thousands except Coverage ratio	2014		2013
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$119,321		$79,129
Less:
Distributions from equity investees	12,313		5,006
Non-cash equity-based compensation expense	1,097		877
Income tax (benefit) expense	(228)		4,166
Depreciation, amortization and impairments (1)	39,975		31,824
Add:
Equity income, net	9,251		3,968
Cash paid for maintenance capital expenditures (1)	8,842		6,032
Capitalized interest	3,440		3,181
Cash paid for (reimbursement of) income taxes	(340)		—
Other income (1) (2)	78		277
Net income attributable to Western Gas Partners, LP	$87,435		$50,714
Distributions declared (3)
Limited partners of WES	$73,708
General partner of WES	25,041
Total	$98,749
Coverage ratio	1.21	x

(1)	Includes WES’s 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.

(2)	Excludes income of $0.4 million for each of the three months ended March 31, 2014 and 2013, related to a component of a gas processing agreement accounted for as a capital lease.

(3)	Reflects WES distributions of $0.625 per unit declared for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of March 31, 2014, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by WES GP’s board of directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On April 17, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.625 per unit, or $98.7 million in aggregate, including incentive distributions. The cash distribution is payable on May 14, 2014, to WES unitholders of record at the close of business on April 30, 2014.
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

Working capital. As of March 31, 2014, WES had $18.7 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of March 31, 2014, WES had $1.19 billion available for borrowing under the WES RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures. WES’s business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. WES categorizes capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of WES’s assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2014, WES GP’s board of directors has approved Estimated Maintenance Capital Expenditures (as defined in WES’s partnership agreement) of $15.3 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of WES’s assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2014	2013
Acquisitions	$360,952	$600,590

Expansion capital expenditures	$180,363	$160,431
Maintenance capital expenditures	8,964	6,032
Total capital expenditures (1)	$189,327	$166,463

Capital incurred (2)	$170,909	$163,663

(1)
Capital expenditures for the three months ended March 31, 2014 and 2013, included $3.4 million and $3.2 million, respectively, of capitalized interest. Capital expenditures included the noncontrolling interest owner’s share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owner for all periods presented.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owner for all periods presented. Capital incurred for the three months ended March 31, 2014 and 2013, included $3.4 million and $3.2 million, respectively, of capitalized interest. Capital incurred for the three months ended March 31, 2013, included $8.8 million of pre-acquisition capital incurred for the Non-Operated Marcellus Interest.

Acquisitions included the TEFR Interests in the first quarter of 2014 and the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest in the first quarter of 2013. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $22.9 million for the three months ended March 31, 2014. Expansion capital expenditures increased by $19.9 million (including a $0.3 million increase in capitalized interest) for the three months ended March 31, 2014, primarily due to increased activity at the DJ Basin complex, which consisted of $31.7 million related to the construction of the Lancaster plant and $31.3 million at the Wattenberg system related to compression projects and well connects. In addition, there was an increase of $9.1 million at the Hilight system and $4.7 million at the Haley gathering system. These increases were partially offset by a $40.0 million decrease at the Brasada facility driven by the completion of construction in June 2013, a $7.3 million decrease at Chipeta and a $6.8 million decrease at the Non-Operated Marcellus Interest. Maintenance capital expenditures increased by $2.9 million, primarily as a result of increased expenditures of $3.8 million at the Wattenberg system (located in the DJ Basin complex), the Non-Operated Marcellus Interest, the Red Desert complex and Chipeta, partially offset by a $1.1 million decrease at the Platte Valley system located in the DJ Basin complex.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2014	2013
Net cash provided by (used in):
Operating activities	$124,046	$138,170
Investing activities	(576,697)	(831,633)
Financing activities	435,014	336,998
Net increase (decrease) in cash and cash equivalents	$(17,637)	$(356,465)

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2014, decreased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014, included the following:

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$189.3 million of capital expenditures, primarily related to the construction of the Lancaster plant and compression expansion projects at the Wattenberg system (both located in the DJ Basin complex);

•	$22.0 million of cash paid related to the construction of the Front Range pipeline, which was completed during the first quarter of 2014;

•	$4.7 million of cash paid for equipment purchases from Anadarko;

•	$2.5 million of cash paid to a White Cliffs expansion project; and

•	$2.0 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$166.5 million of capital expenditures;

•	$134.9 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition; and

•	$4.8 million of cash paid related to a White Cliffs expansion project.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014, included the following:

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$390.1 million of net proceeds from the WES 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF, including $350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$100.2 million of net proceeds from the additional WES 2018 Notes offering in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$18.2 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering;

•	$80.0 million of borrowings to fund capital expenditures and general partnership purposes; and

•
$0.4 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after common units were issued in conjunction with the acquisition of the TEFR Interests.

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the three months ended March 31, 2014, representing intercompany transactions attributable to the TEFR Interests.

Net cash provided by financing activities for the three months ended March 31, 2013, included the following:

•	$250.0 million of borrowings to fund the Non-Operated Marcellus Interest acquisition;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition; and

•
$0.5 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net contributions from Anadarko attributable to intercompany balances were $21.6 million during the three months ended March 31, 2013, representing intercompany transactions attributable to WES’s acquisitions of the TEFR Interests and the Non-Operated Marcellus Interest.

For the three months ended March 31, 2014 and 2013, WES paid $92.6 million and $65.7 million, respectively, of cash distributions to its unitholders. Contributions from the noncontrolling interest owner of Chipeta totaled zero and $1.1 million during the three months ended March 31, 2014 and 2013, primarily for expansion of the cryogenic units and plant construction. Distributions to the noncontrolling interest owner of Chipeta totaled $4.1 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively, representing the distributions paid as of March 31 of the respective year.

Debt and credit facilities. WES’s total outstanding debt as of March 31, 2014, consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), and $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”). The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities. As of March 31, 2014, the carrying value of WES’s outstanding debt consisted of $495.3 million of 2021 Notes, $673.2 million of 2022 Notes, $350.6 million of 2018 Notes and $393.8 million of 2044 Notes. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

WES Senior Notes. The 2044 Notes were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.632%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.742%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
At March 31, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

WES RCF. In February 2014, WES entered into an amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion. Subsequently, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). The WES RCF replaced an $800.0 million credit facility, which was originally entered into in March 2011. The WES RCF matures in February 2019 and bears interest LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. As of March 31, 2014, WES had no outstanding borrowings, $12.8 million in outstanding letters of credit and $1.19 billion available for borrowing under the WES RCF. The interest rate on the WES RCF was 1.45% at March 31, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, WES was in compliance with all covenants under the WES RCF.

The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against WES GP under the 2022 Notes, 2021 Notes, and/or the WES RCF.
In connection with the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests, WES GP and other wholly owned subsidiaries of Anadarko entered into indemnification agreements, whereby such subsidiaries agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests. These indemnification agreements apply to the 2044 Notes, 2018 Notes, and/or WES RCF borrowings outstanding related to the aforementioned acquisitions.
WES GP, the other indemnifying subsidiaries of Anadarko and WGRI also amended and restated the indemnity agreements between them to (i) conform language among all the indemnification agreements and (ii) reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to the WES GP under the indemnification agreements related to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest, and the TEFR Interests.

WGP working capital facility. On November 1, 2012, we entered into the $30.0 million WGP WCF with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.65% and 1.67% at March 31, 2014, and December 31, 2013, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of March 31, 2014, we had no outstanding borrowings under the WGP WCF and were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (the “Continuous Offering Program”). See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of trades completed by WES under its Continuous Offering Program.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of March 31, 2014, including, but not limited to, increases in committed capital.

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
We consider WES’s exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of WES’s operating income that is impacted by changes in market prices. Accordingly, WES does not expect that a 10% increase or decrease in natural gas or NGL prices would have a material impact on WES’s operating income, financial condition or cash flows for the next twelve months, excluding the effect of natural gas imbalances described below.
We bear a limited degree of commodity price risk through our investment in WES with respect to settlement of WES’s natural gas imbalances that arise from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers, as well as instances where WES’s actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by WES are valued at WES’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. WES’s exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during the three months ended March 31, 2014, were low compared to historic rates. As of March 31, 2014, there were no borrowings under the WGP WCF and WES had no outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in no change in net income or in the fair value of any borrowings under the WES RCF or WGP WCF at March 31, 2014.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WGP’s disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

We are not engaged in any material litigation. WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which a final disposition could have a material adverse effect on its results of operations, cash flows or financial condition.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A set forth in our Form 10-K for the year ended December 31, 2013, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2013, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases, and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

2.9#
Contribution Agreement, dated as of February 27, 2014, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.9 to the Annual Report on Form 10-K filed by Western Gas Partners, LP on February 28, 2014, File No. 001-34046).

Exhibit Number	Description
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

3.17
Amendment No. 11 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 3, 2014 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

3.18
Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.19
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
4.8
Sixth Supplemental Indenture, dated as of March 20, 2014, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

4.9	Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).
10.1
Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2014, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Annual Report on From 10-K filed by Western Gas Partners, LP on February 28, 2014, File No. 001-34046).

10.2
Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and APC Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.3
First Amendment to the Third Amended and Restated Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.4
USH2 Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and USH2 LLC. (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

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

May 7, 2014

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

May 7, 2014

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)