Form 10-Q
period 2014-06-30
Western Gas Equity Partners, LP
filed 2014-08-06
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

There were 218,903,498 common units outstanding as of August 4, 2014.

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2014	2013 (1)	2014	2013 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$98,973	$69,175	$184,134	$135,074
Natural gas, natural gas liquids and condensate sales	156,851	129,996	277,251	241,666
Other, net	842	1,145	1,571	1,145
Total revenues – affiliates	256,666	200,316	462,956	377,885
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	62,277	40,625	118,565	77,616
Natural gas, natural gas liquids and condensate sales	9,803	9,565	25,841	19,624
Other, net	1,198	896	2,039	2,043
Total revenues – third parties	73,278	51,086	146,445	99,283
Total revenues	329,944	251,402	609,401	477,168
Equity income, net (2)	13,008	3,456	22,259	7,424
Operating expenses
Cost of product (3)	118,085	93,460	210,035	176,543
Operation and maintenance (3)	50,875	41,669	91,407	78,408
General and administrative (3)	8,757	8,209	18,143	17,138
Property and other taxes	7,113	6,086	14,154	11,871
Depreciation, amortization and impairments	43,746	36,496	84,358	68,936
Total operating expenses	228,576	185,920	418,097	352,896
Operating income	114,376	68,938	213,563	131,696
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(20,864)	(12,654)	(34,825)	(24,465)
Other income, net	235	493	731	1,220
Income before income taxes	97,972	61,002	187,919	116,901
Income tax (benefit) expense	226	53	(2)	4,219
Net income	97,746	60,949	187,921	112,682
Net income attributable to noncontrolling interests	42,492	26,422	83,126	45,783
Net income attributable to Western Gas Equity Partners, LP	$55,254	$34,527	$104,795	$66,899
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$55,254	$34,527	$104,795	$66,899
Pre-acquisition net (income) loss allocated to Anadarko	—	948	956	(4,510)
Limited partners’ interest in net income (4)	$55,254	$35,475	$105,751	$62,389
Net income per common unit – basic and diluted	$0.25	$0.16	$0.48	$0.29
Weighted average common units outstanding – basic and diluted	218,903	218,896	218,903	218,896

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $35.2 million and $51.9 million for the three and six months ended June 30, 2014, respectively, and $32.1 million and $64.0 million for the three and six months ended June 30, 2013, respectively. Operation and maintenance includes charges from Anadarko of $16.8 million and $27.9 million for the three and six months ended June 30, 2014, respectively, and $14.2 million and $27.6 million for the three and six months ended June 30, 2013, respectively. General and administrative includes charges from Anadarko of $6.6 million and $13.6 million for the three and six months ended June 30, 2014, respectively, and $5.8 million and $11.9 million for the three and six months ended June 30, 2013, respectively. See Note 5.

(4)	Represents net income earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2014	December 31, 2013 (1)
ASSETS
Current assets
Cash and cash equivalents	$122,142	$113,085
Accounts receivable, net (2)	108,809	83,943
Other current assets (3)	4,914	10,799
Total current assets	235,865	207,827
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	4,591,935	4,239,100
Less accumulated depreciation	936,568	855,845
Net property, plant and equipment	3,655,367	3,383,255
Goodwill	105,336	105,336
Other intangible assets	52,909	53,606
Equity investments	637,478	593,400
Other assets	29,519	27,401
Total assets	$4,976,474	$4,630,825
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$28,640	$39,589
Accrued ad valorem taxes	14,539	13,860
Income taxes payable	410	—
Accrued liabilities (5)	133,146	138,034
Total current liabilities	176,735	191,483
Long-term debt	2,022,876	1,418,169
Deferred income taxes	601	37,998
Asset retirement obligations and other	81,927	79,145
Total long-term liabilities	2,105,404	1,535,312
Total liabilities	2,282,139	1,726,795
Equity and partners’ capital
Common units (218,903,498 and 218,895,515 units issued and outstanding at June 30, 2014, and December 31, 2013, respectively)	941,814	905,082
Net investment by Anadarko	—	312,092
Total partners’ capital	941,814	1,217,174
Noncontrolling interests	1,752,521	1,686,856
Total equity and partners’ capital	2,694,335	2,904,030
Total liabilities, equity and partners’ capital	$4,976,474	$4,630,825

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $69.6 million and $47.8 million as of June 30, 2014, and December 31, 2013, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.2 million and $0.1 million as of June 30, 2014, and December 31, 2013, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $0.1 million and $2.3 million as of June 30, 2014, and December 31, 2013, respectively.

(5)	Accrued liabilities includes amounts payable to affiliates of zero and $0.1 million as of June 30, 2014, and December 31, 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2013 (1)	$312,092	$905,082	$1,686,856	$2,904,030
Net income (loss)	(956)	105,751	83,126	187,921
WES equity transactions, net (2)	—	18,033	73,896	91,929
Distributions to Chipeta noncontrolling interest owner	—	—	(7,949)	(7,949)
Distributions to WES noncontrolling interest owners	—	—	(83,894)	(83,894)
Distributions to WGP unitholders	—	(105,347)	—	(105,347)
Acquisitions from affiliates	(372,784)	16,534	—	(356,250)
Contributions of equity-based compensation to WES by Anadarko	—	1,667	—	1,667
Net pre-acquisition contributions from Anadarko	23,788	—	—	23,788
Net contributions from Anadarko of other assets	—	43	—	43
Elimination of net deferred tax liabilities	38,160	—	—	38,160
Other	(300)	51	486	237
Balance at June 30, 2014	$—	$941,814	$1,752,521	$2,694,335

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)
Includes the impact of units of Western Gas Partners, LP issued in connection with the acquisition of the TEFR Interests as described in Note 2. The $18.0 million increase to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $122.8 million for the six months ended June 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2014	2013 (1)
Cash flows from operating activities
Net income	$187,921	$112,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	84,358	68,936
Non-cash equity-based compensation expense	2,247	1,818
Deferred income taxes	463	19,355
Debt-related amortization and other items, net	1,358	1,126
Equity income, net (2)	(22,259)	(7,424)
Distributions from equity investment earnings (2)	26,793	11,032
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(23,265)	(26,951)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	(153)	255
Change in other items, net	4,670	(138)
Net cash provided by operating activities	262,133	180,691
Cash flows from investing activities
Capital expenditures	(359,752)	(339,756)
Contributions in aid of construction costs from affiliates	182	—
Acquisitions from affiliates	(360,952)	(466,936)
Acquisitions from third parties	—	(212,674)
Investments in equity affiliates	(59,245)	(156,217)
Distributions from equity investments in excess of cumulative earnings (2)	9,848	—
Proceeds from the sale of assets to affiliates	—	82
Proceeds from the sale of assets to third parties	—	14
Capitalized interest on equity investments	(857)	(7,195)
Net cash used in investing activities	(770,776)	(1,182,682)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,076,895	494,948
Repayments of debt	(480,000)	(245,000)
Increase (decrease) in outstanding checks	2,517	(1,809)
Offering expenses from the issuance of WGP common units	—	(2,367)
Proceeds from the issuance of WES common units, net of offering expenses	91,690	416,119
Distributions to WGP unitholders	(105,347)	(46,980)
Contributions received from Chipeta noncontrolling interest owner	—	1,097
Distributions to Chipeta noncontrolling interest owner	(7,949)	(4,660)
Distributions to noncontrolling interest owners of WES	(83,894)	(58,929)
Net contributions from Anadarko	23,788	119,428
Net cash provided by financing activities	517,700	671,847
Net increase (decrease) in cash and cash equivalents	9,057	(330,144)
Cash and cash equivalents at beginning of period	113,085	422,556
Cash and cash equivalents at end of period	$122,142	$92,412
Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$(43)	$615
Interest paid, net of capitalized interest	$26,346	$23,516
Taxes paid (reimbursements received)	$(340)	$—
Capital lease asset transfer (3)	$4,833	$—

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)
For the six months ended June 30, 2014, represents transfers of $0.2 million and $4.6 million from other current assets and other long-term assets, respectively, associated with the capital lease components of a processing agreement. See Note 6.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP and its subsidiaries, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”) (see Note 2). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to WES’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
The three types of partnership interests in WES owned by WGP are as follows: (i) a 2.0% general partner interest in WES, held through WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) a significant limited partner interest in WES. WES GP owns a 2.0% general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2014, WES’s assets and its investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	9	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas. WES completed construction of Train I at the Lancaster processing plant (located in the DJ Basin complex) in Northeast Colorado in April 2014, and is constructing Train II at the same plant with operations expected to commence in the second quarter of 2015.

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
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to the consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public and other subsidiaries of Anadarko), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, and (iii) the general and administrative expenses incurred by WGP, which are separate from, and in addition to, those incurred by WES.
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.
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

Noncontrolling interests. The interests in Chipeta Processing LLC (“Chipeta”) held by a third-party member and the limited partner interests in WES held by other subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. The “WES assets” refer collectively to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of June 30, 2014. Because WGP owns and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets as of the date of common control. See Note 2.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. Net income attributable to the WES assets acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners for purposes of calculating net income per common unit.

Equity investments. The following table presents the activity of WES’s equity investments in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEG, TEP and FRP for the six months ended June 30, 2014:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480	$16,649	$197,731	$135,401	$593,400
Investment earnings (loss), net of amortization	3,199	4,906	687	14,713	317	(53)	(1,510)	22,259
Contributions	—	10,000	—	3,956	352	5,773	37,522	57,603
Capitalized interest	—	—	—	—	—	—	857	857
Distributions	(3,637)	(4,616)	(1,658)	(16,510)	(372)	—	—	(26,793)
Distributions in excess of cumulative earnings (1)	—	(885)	(1,395)	—	(338)	(3,710)	(3,520)	(9,848)
Balance at June 30, 2014	$24,734	$44,444	$58,562	$124,639	$16,608	$199,741	$168,750	$637,478

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

Recently issued accounting standards. Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. WGP is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. WGP early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on WGP’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. WGP adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on WGP’s consolidated financial statements.

2.  ACQUISITIONS

The following table presents the acquisitions completed by WES during 2014 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

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

(2)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.” During the third quarter of 2013, WES recorded a $1.1 million decrease in the assets acquired and liabilities assumed in the acquisition, representing the final purchase price allocation.

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

(5)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg Basins. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in WES.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

TEFR Interests acquisition. Because the acquisition of the TEFR Interests was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if WES owned the TEFR Interests for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of the TEFR Interests have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the TEFR Interests during the periods reported.
The following table presents the impact of the TEFR Interests on revenue, equity income (loss), net and net income as presented in WGP’s historical consolidated statements of income:

	Three Months Ended June 30, 2013
thousands	WGP Historical	TEFR Interests	Combined
Revenues	$251,402	$—	$251,402
Equity income (loss), net	3,724	(268)	3,456
Net income (loss)	$61,133	$(184)	$60,949

	Six Months Ended June 30, 2013
thousands	WGP Historical	TEFR Interests	Combined
Revenues	$477,168	$—	$477,168
Equity income (loss), net	7,705	(281)	7,424
Net income (loss)	$112,809	$(127)	$112,682

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The board of directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2013
March 31, 2013	$0.17875	$39,128	May 2013
June 30, 2013	$0.19750	$43,232	August 2013
2014
March 31, 2014	$0.25000	$54,726	May 2014
June 30, 2014 (1)	$0.27125	$59,378	August 2014

(1)
On July 18, 2014, the board of directors of WGP GP declared a cash distribution to WGP unitholders of $0.27125 per unit, or $59.4 million in aggregate. The cash distribution is payable on August 22, 2014, to WGP unitholders of record at the close of business on July 31, 2014.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of WES GP declared the following cash distributions to WES unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2013
March 31, 2013	$0.540	$70,143	May 2013
June 30, 2013	$0.560	$79,315	August 2013
2014
March 31, 2014	$0.625	$98,749	May 2014
June 30, 2014 (1)	$0.650	$105,655	August 2014

(1)
On July 18, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.650 per unit, or $105.7 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2014, to WES unitholders of record at the close of business on July 31, 2014.

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of June 30, 2014, Anadarko held 199,137,365 of WGP’s common units, representing a 91.0% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 19,766,133 WGP common units, representing a 9.0% limited partner interest in WGP.
In July 2014, Anadarko sold 5,750,000 of its WGP common units to the public through an underwritten offering, including 750,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering. As of August 4, 2014, Anadarko held 193,387,365 of WGP’s common units, representing an 88.3% limited partner interest in WGP, and the public held 25,516,133 WGP common units, representing an 11.7% limited partner interest in WGP.

Net income per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES equity. As of June 30, 2014, WGP held 49,296,205 WES common units, representing a 40.6% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,408,699 general partner units, representing a 2.0% general partner interest in WES, and 100% of WES’s IDRs. As of June 30, 2014, other subsidiaries of Anadarko held 757,619 WES common units, representing a 0.6% limited partner interest in WES, and the public held 68,917,483 WES common units, representing a 56.8% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1).

WES public equity offerings. WES completed the following public offerings of its common units during 2014 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	1,034,587	1,824	73.24	1,565	74,343

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest in WES.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.1 million.

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

(5)
Represents common and general partner units of WES issued during the three and six months ended June 30, 2014, under the Continuous Offering Program. Gross proceeds generated (including WES GP’s proportionate capital contributions) were $75.9 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the six months ended June 30, 2014. Does not include the issuance of 98,797 WES common units that were sold in June 2014, but settled in July 2014, or the issuance of 21,308 general partner units of WES to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest in WES. As of June 30, 2014, WES had used substantially all the capacity to issue units under this registration statement.

WES common and general partner units. The following table summarizes WES’s common and general partner units issued during the six months ended June 30, 2014:

	WES Common Units	WES General Partner Units	Total
Balance at December 31, 2013	117,322,812	2,394,345	119,717,157
December 2013 equity offering	300,000	6,122	306,122
Long-Term Incentive Plan awards	5,418	112	5,530
TEFR Interests acquisition	308,490	6,296	314,786
Continuous Offering Program	1,034,587	1,824	1,036,411
Balance at June 30, 2014	118,971,307	2,408,699	121,380,006

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

WES note receivable from Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $336.9 million and $296.7 million at June 30, 2014, and December 31, 2013, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the DJ Basin complex, with various expiration dates through December 2016. In December 2013, WES extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of June 30, 2014:

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$2,013	$2,404	$(1,654)	$7,784
Natural gas liquids sales	34,554	34,203	44,009	55,508
Total	36,567	36,607	42,355	63,292
Losses on commodity price swap agreements related to purchases (2)	(18,529)	(22,857)	(18,548)	(42,711)
Net gains (losses) on commodity price swap agreements	$18,038	$13,750	$23,807	$20,581

(1)	Reported in affiliate natural gas, natural gas liquids and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 49% and 56% for the three months ended June 30, 2014 and 2013, respectively, and 49% and 57% for the six months ended June 30, 2014 and 2013, respectively. WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 58% and 57% for the three months ended June 30, 2014 and 2013, respectively, and 58% for each of the six months ended June 30, 2014 and 2013.

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2014	2013	2014	2013
thousands	Purchases		Sales
Cash consideration	$4,702	$1,436	$—	$82
Net carrying value	4,745	773	—	34
Partners’ capital adjustment	$(43)	$663	$—	$48

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date. Compensation expense over the vesting period was $25,000 and $52,000 for the three and six months ended June 30, 2014, respectively, and $80,000 and $132,000 for the three and six months ended June 30, 2013, respectively.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.2 million for each of the three months ended June 30, 2014 and 2013 and $0.3 million for each of the six months ended June 30, 2014 and 2013.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plans. Of this amount, $1.7 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the six months ended June 30, 2014.

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Revenues (1)	$256,666	$200,316	$462,956	$377,885
Equity income, net	13,008	3,456	22,259	7,424
Cost of product (1)	35,230	32,119	51,864	64,048
Operation and maintenance (2)	16,817	14,186	27,916	27,552
General and administrative (3)	6,644	5,803	13,637	11,891
Operating expenses	58,691	52,108	93,417	103,491
Interest income, net (4)	4,225	4,225	8,450	8,450
Distributions to WGP unitholders (5)	49,784	35,596	95,835	42,739
Distributions to WES unitholders (6)	474	243	743	243

(1)
Represents amounts earned on and subsequent to the date of acquisition of WES assets, as well as amounts earned by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES, recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of WES assets, as well as expenses incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES.

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plans within this Note 5) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Represents distributions paid under WGP’s partnership agreement (see Note 3 and Note 4).

(6)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of income.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2014	December 31, 2013
Land	n/a	$2,584	$2,584
Gathering systems	3 to 47 years	4,123,786	3,673,008
Pipelines and equipment	15 to 45 years	145,799	146,008
Assets under construction	n/a	304,854	405,633
Other	3 to 40 years	14,912	11,867
Total property, plant and equipment		4,591,935	4,239,100
Accumulated depreciation		936,568	855,845
Net property, plant and equipment		$3,655,367	$3,383,255

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
At December 31, 2013, other long-term assets includes $4.6 million of unguaranteed residual value related to the capital lease component of a processing agreement assumed in connection with the acquisition of the Granger straddle plant as a part of the Mountain Gas Resources, LLC acquisition in January 2012. This agreement, in which WES was the lessor, was replaced effective April 1, 2014, with a gas conditioning agreement that does not satisfy criteria required for lease classification. As such, during the second quarter of 2014, the $4.6 million capital lease asset was reclassified from other long-term assets to property, plant and equipment and commenced depreciation.
During the second quarter of 2014, WES recognized a $0.3 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest. During the first quarter of 2014, WES recognized a $1.2 million impairment primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair-value inputs.

7.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	June 30, 2014	December 31, 2013
Natural gas liquids inventory	$2,188	$2,584
Natural gas imbalance receivables	974	3,605
Prepaid insurance	703	2,900
Other	1,049	1,710
Total other current assets	$4,914	$10,799

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  COMPONENTS OF WORKING CAPITAL (CONTINUED)

A summary of accrued liabilities is as follows:

thousands	June 30, 2014	December 31, 2013
Accrued capital expenditures	$77,996	$94,750
Accrued plant purchases	28,333	21,396
Accrued interest expense	25,492	18,119
Short-term asset retirement obligations	605	1,966
Short-term remediation and reclamation obligations	562	562
Other	158	1,241
Total accrued liabilities	$133,146	$138,034

8.  DEBT AND INTEREST EXPENSE

At June 30, 2014, WES’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), and WES’s senior unsecured revolving credit facility (“WES RCF”). The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities.
The following table presents WES’s outstanding debt as of June 30, 2014, and December 31, 2013:

	June 30, 2014			December 31, 2013
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
5.375% Senior Notes due 2021	$500,000	$495,439	$566,283	$500,000	$495,173	$533,615
4.000% Senior Notes due 2022	670,000	673,105	697,141	670,000	673,278	641,237
WES revolving credit facility	110,000	110,000	110,000	—	—	—
2.600% Senior Notes due 2018	350,000	350,537	358,515	250,000	249,718	247,988
5.450% Senior Notes due 2044	400,000	393,795	441,083	—	—	—
Total debt outstanding	$2,030,000	$2,022,876	$2,173,022	$1,420,000	$1,418,169	$1,422,840

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents WES’s debt activity for the six months ended June 30, 2014:

thousands	Carrying Value
Balance at December 31, 2013	$1,418,169
Revolving credit facility borrowings	590,000
Issuance of 5.450% Senior Notes due 2044	400,000
Issuance of 2.600% Senior Notes due 2018	100,000
Repayments of revolving credit facility	(480,000)
Other	(5,293)
Balance at June 30, 2014	$2,022,876

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES Senior Notes. The 2044 Notes issued in March 2014 were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.633%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.743%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
At June 30, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

WES revolving credit facility. In February 2014, WES entered into the amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion, replacing WES’s $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests (see Note 2). The WES RCF matures in February 2019 and bears interest at London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. The interest rate on the WES RCF was 1.46% at June 30, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at June 30, 2014, and December 31, 2013, respectively.
As of June 30, 2014, WES had $110.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.1 billion available for borrowing under the WES RCF. At June 30, 2014, WES was in compliance with all covenants under the WES RCF.
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

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.66% and 1.67% at June 30, 2014, and December 31, 2013, respectively.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2014, WGP had no outstanding borrowings under the WGP WCF, and WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Interest expense on long-term debt	$21,445	$14,850	$37,580	$28,789
Amortization of debt issuance costs and commitment fees	1,426	1,064	2,692	2,117
Capitalized interest	(2,007)	(3,260)	(5,447)	(6,441)
Interest expense	$20,864	$12,654	$34,825	$24,465

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2014, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $58.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of Train II at the Lancaster processing plant and compressor expansion projects at the Wattenberg system, both located in the DJ Basin complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2015 and includes an early termination clause.
Rent expense associated with the office, warehouse and equipment leases was $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC (“WES GP”), the general partner of WES and our wholly owned subsidiary, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
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

•
legislative or regulatory changes, including changes impacting Anadarko and other producers that would limit hydraulic fracturing or other oil and gas operations, and changes affecting our or WES’s status as a partnership for federal income tax purposes;

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

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into a master limited partnership (“MLP”) and changing its name to Western Gas Equity Partners, LP. We closed our initial public offering (“IPO”) in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP formed by Anadarko to own, operate, acquire and develop midstream energy assets. WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2014, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	9	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

Significant financial and operational highlights during the first six months of 2014 included the following:

•
We raised our distribution to $0.27125 per unit for the second quarter of 2014, representing a 9% increase over the distribution for the first quarter of 2014 and a 37% increase over the distribution for the second quarter of 2013.

•
WES issued 1,034,587 common units to the public under its Continuous Offering Program (as defined below), generating net proceeds of $74.3 million, including WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds were used for general partnership purposes, including funding capital expenditures. See Equity Offerings below.

•
WES completed construction and commenced operations in April 2014 of the 300 MMcf/d Train I at the Lancaster processing plant (located in the DJ Basin complex) in Northeast Colorado, and are constructing the 300 MMcf/d Train II at the same plant with operations expected to commence in the second quarter of 2015.

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

•
WES raised its distribution to $0.650 per unit for the second quarter of 2014, representing a 4% increase over the distribution for the first quarter of 2014 and a 16% increase over the distribution for the second quarter of 2013.

•
Throughput attributable to WES totaled 3,561 MMcf/d and 3,483 MMcf/d for the three and six months ended June 30, 2014, respectively, representing a 13% and 15% increase, respectively, compared to the same periods in 2013.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.65 per Mcf and $0.62 per Mcf for the three and six months ended June 30, 2014, respectively, representing an 18% and 15% increase, respectively, compared to the same periods in 2013.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.06 per Bbl and $1.84 per Bbl for the three and six months ended June 30, 2014, respectively, representing increases of 44% and 27%, respectively, compared to the same periods in 2013.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2014 and 2013, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

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

(2)
WES acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.” During the third quarter of 2013, WES recorded a $1.1 million decrease in the assets acquired and liabilities assumed in the acquisition, representing the final purchase price allocation.

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

(5)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg Basins. TEG consists of two NGL gathering systems that link natural gas processing plants to TEP. TEP is an NGL pipeline that originates in Skellytown, Texas and extends approximately 580 miles to Mont Belvieu, Texas. FRP is a 435 mile NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in WES. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of WES assets. The “WES assets” refer collectively to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of June 30, 2014. Because Anadarko controls WES through its ownership and control of WGP, which owns WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of WES assets as of the date of common control.
WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if WES owned such interests for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of the TEFR Interests have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the TEFR Interests during the periods reported.

EQUITY OFFERINGS

Public equity offering. In July 2014, Anadarko sold 5,750,000 of its WGP common units to the public through an underwritten offering, including 750,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering. As of August 4, 2014, Anadarko held 193,387,365 of WGP’s common units, representing an 88.3% limited partner interest in WGP, and the public held 25,516,133 WGP common units, representing an 11.7% limited partner interest in WGP.

WES equity offerings

Public equity offerings. WES completed the following public equity offerings during 2014 and 2013:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	1,034,587	1,824	73.24	1,565	74,343

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest in WES.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.1 million.

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

(5)
Represents common and general partner units of WES issued during the three and six months ended June 30, 2014, under the Continuous Offering Program. Gross proceeds generated (including WES GP’s proportionate capital contributions) were $75.9 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the six months ended June 30, 2014. Does not include the issuance of 98,797 WES common units that were sold in June 2014, but settled in July 2014, or the issuance of 21,308 general partner units of WES to WES GP in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest in WES. As of June 30, 2014, WES had used substantially all the capacity to issue units under this registration statement.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
General and administrative expenses	$63	$62	$127	$142
Public company expenses	514	648	1,158	1,503
Total reimbursement	$577	$710	$1,285	$1,645

Noncontrolling interests. The publicly held common units of WES are reflected as noncontrolling interests in our consolidated financial statements, and are in addition to the noncontrolling interest in Chipeta held by a third party, which is already reflected as noncontrolling interest in WES’s consolidated financial statements (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for further information). In addition, as of June 30, 2014 WES had issued 757,619 WES common units to other subsidiaries of Anadarko, as consideration for assets acquired from Anadarko. The limited partner interests in WES held by these subsidiaries of Anadarko are reflected within noncontrolling interests in our consolidated financial statements.
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

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.66% and 1.67% at June 30, 2014, and December 31, 2013, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2014, we had no outstanding borrowings under the WGP WCF. At June 30, 2014, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Net income attributable to WES	$95,032	$60,016	$182,467	$110,730
Limited partner interests in WES not held by WGP (1)	(39,042)	(24,562)	(75,984)	(41,692)
General and administrative expenses (2)	(757)	(921)	(1,728)	(2,186)
Other income	21	(6)	40	47
Net income attributable to WGP	$55,254	$34,527	$104,795	$66,899

(1)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of June 30, 2014 and 2013, the publicly held limited partner interest represented a 56.8% and 54.5% interest in WES, respectively. Other subsidiaries of Anadarko separately held 0.6% and 0.4% limited partner interests in WES as of June 30, 2014 and 2013, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating and financing activities for WGP and WES are reconciled as follows:

	Six Months Ended June 30,
thousands	2014	2013
WES net cash provided by operating activities	$264,197	$183,292
General and administrative expenses (1)	(1,728)	(2,186)
Non-cash equity-based compensation expense	60	136
Changes in working capital	(436)	(598)
Other income	40	47
WGP net cash provided by operating activities	$262,133	$180,691

WES net cash provided by financing activities	$516,480	$653,589
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	(898)	(9,267)
Offering expenses from the issuance of WGP common units (3)	—	(2,367)
Distributions to WGP unitholders (4)	(105,347)	(46,980)
Distributions to WGP from WES (5)	107,465	76,872
WGP net cash provided by financing activities	$517,700	$671,847

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)
For the six months ended June 30, 2014 and 2013, difference is attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution to maintain its 2.0% general partner interest.

(3)	Represents additional offering costs incurred in conjunction with WGP’s IPO in December 2012.

(4)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement. See Note 3—Partnership Distributions in the Notes to the Consolidated Financial Statements under Item 1 of this Form 10-Q.

(5)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Gathering, processing and transportation of natural gas and natural gas liquids	$161,250	$109,800	$302,699	$212,690
Natural gas, natural gas liquids and condensate sales	166,654	139,561	303,092	261,290
Other, net	2,040	2,041	3,610	3,188
Total revenues (1)	329,944	251,402	609,401	477,168
Equity income, net	13,008	3,456	22,259	7,424
Total operating expenses (1)	227,819	184,999	416,369	350,710
Operating income	115,133	69,859	215,291	133,882
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(20,864)	(12,654)	(34,825)	(24,465)
Other income (expense), net	214	499	691	1,173
Income before income taxes	98,708	61,929	189,607	119,040
Income tax (benefit) expense	226	53	(2)	4,219
Net income	98,482	61,876	189,609	114,821
Net income attributable to noncontrolling interest	3,450	1,860	7,142	4,091
Net income attributable to Western Gas Partners, LP (2)	$95,032	$60,016	$182,467	$110,730
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	$425,978	$304,444
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Distributable cash flow	$136,953	$89,783	$256,274	$168,912

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

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) under the caption Key Performance Metrics within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2014” refer to the comparison of the three months ended June 30, 2014, to the three months ended June 30, 2013; any increases or decreases “for the six months ended June 30, 2014” refer to the comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013; and any increases or decreases “for the three and six months ended June 30, 2014” refer to both the comparisons for the three and six months ended June 30, 2014.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
MMcf/d (except throughput measured in barrels)	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation (1)	1,608	1,370	17%	1,600	1,311	22%
Processing (1)	1,971	1,725	14%	1,885	1,667	13%
Equity investment (2)	153	211	(27)%	170	206	(17)%
Total throughput for natural gas assets	3,732	3,306	13%	3,655	3,184	15%
Throughput attributable to noncontrolling interest for natural gas assets	171	167	2%	172	161	7%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (3)	3,561	3,139	13%	3,483	3,023	15%
Total throughput (MBbls/d) for crude/NGL assets (4)	115	26	NM	97	26	NM

NM-Not meaningful

(1)
The combination of WES’s Wattenberg and Platte Valley systems in the first quarter of 2014 into the entity now referred to as the “DJ Basin complex” (also includes the Lancaster plant) resulted in the following: (i) the Wattenberg system volumes previously reported as “Gathering, treating and transportation” are now reported as “Processing” for all periods presented, and (ii) beginning with the first quarter of 2014, volumes both gathered and processed by the two systems are no longer separately reported.

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

Gathering, treating and transportation throughput increased by 238 MMcf/d and 289 MMcf/d for the three and six months ended June 30, 2014, respectively, due to increased throughput from the Non-Operated Marcellus Interest as a result of additional well connections and additional throughput from the Anadarko-Operated Marcellus Interest after the March 2013 acquisition. For the six months ended June 30, 2014, these increases were partially offset by throughput decreases at the Pinnacle and Dew systems resulting from natural production declines in those areas.
Processing throughput increased by 246 MMcf/d and 218 MMcf/d for the three and six months ended June 30, 2014, respectively, primarily due to the start-up of the Brasada facility in June 2013 and increased volumes processed at a plant included in the MGR acquisition (the “Granger straddle plant”). In addition, for the three months ended June 30, 2014, throughput growth at Chipeta and the start-up of the Lancaster plant in April 2014 contributed to the increase.
Equity investment throughput decreased by 58 MMcf/d and 36 MMcf/d for the three and six months ended June 30, 2014, respectively, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline.
Throughput for crude/NGL assets measured in barrels increased by 89 MBbls/d and 71 MBbls/d for the three and six months ended June 30, 2014, respectively, due to the start-up of the Mont Belvieu JV fractionation trains, TEP and TEG in fourth quarter 2013, and the start-up of FRP in March 2014.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$161,250	$109,800	47%	$302,699	$212,690	42%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $51.5 million and $90.0 million for the three and six months ended June 30, 2014, respectively, primarily due to increases of (i) $19.9 million and $24.0 million, respectively, resulting from increased throughput at the DJ Basin complex and the start-up of the Lancaster plant in April 2014, (ii) $10.4 million and $21.7 million, respectively, due to the start-up of the Brasada facility in June 2013, (iii) $8.5 million and $19.8 million, respectively, at the Non-Operated Marcellus Interest due to higher throughput and average gathering rate, (iv) $4.8 million and $12.2 million, respectively, due to higher throughput at the Anadarko-Operated Marcellus Interest, and (v) $5.5 million and $10.0 million, respectively, due to higher throughput at Chipeta.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Natural gas sales	$37,088	$29,474	26%	$67,963	$54,991	24%
Natural gas liquids sales	118,641	102,381	16%	214,454	189,598	13%
Drip condensate sales	10,925	7,706	42%	20,675	16,701	24%
Total	$166,654	$139,561	19%	$303,092	$261,290	16%
Average price per unit:
Natural gas (per Mcf)	$4.34	$4.34	—%	$4.30	$4.53	(5)%
Natural gas liquids (per Bbl)	$47.90	$47.73	—%	$46.45	$47.65	(3)%
Drip condensate (per Bbl)	$87.42	$77.71	12%	$83.42	$75.98	10%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $27.1 million for the three months ended June 30, 2014, consisting of $7.6 million in sales of natural gas, $16.3 million in NGLs sales and $3.2 million in drip condensate sales.
The growth in natural gas sales for the three months ended June 30, 2014, was primarily due to a $5.0 million increase at the Hilight system due to increased sales volumes, and a $1.8 million and $1.6 million increase at the Red Desert complex and the DJ Basin complex, respectively, due to an increase in average swap price.
The growth in NGLs sales for the three months ended June 30, 2014, was primarily due to higher volumes processed and sold at the DJ Basin complex, the Hilight system and Chipeta of $15.1 million, $3.1 million, and $2.6 million, respectively, partially offset by a $4.1 million decrease at the Red Desert complex due to a decrease in average swap prices.
The increase in drip condensate sales for the three months ended June 30, 2014, was primarily due to an increase of $3.6 million at the DJ Basin complex, resulting from an increase in drip condensate volumes sold and average swap price, partially offset by a decrease at Hugoton of $0.4 million due to a decrease in drip condensate volumes sold as a result of reduced throughput.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $41.8 million for the six months ended June 30, 2014, consisting of $13.0 million in sales of natural gas, $24.9 million in NGLs sales and $4.0 million in drip condensate sales.
The growth in natural gas sales for the six months ended June 30, 2014, was primarily due to higher sales volumes at the Hilight system for an increase of $8.5 million and due to an increase in average swap price at the Red Desert complex for an increase of $3.9 million.
The growth in NGLs sales for the six months ended June 30, 2014, was primarily due to $15.8 million, $6.4 million, and $4.7 million of increases at the DJ Basin complex, Chipeta, and the Hilight system, respectively, due to higher volumes processed and sold, partially offset by $3.5 million at the Red Desert complex due to a decrease in average swap prices.
The increase in drip condensate sales for the six months ended June 30, 2014, was primarily due to $4.9 million at the DJ Basin complex from an increase in drip condensate volumes sold and average swap price, partially offset by $1.0 million at Hugoton due to a decrease in drip condensate volumes sold as a result of decreased throughput.
For the three and six months ended June 30, 2014 and 2013, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the DJ Basin complex, and the Granger, Hilight, Hugoton, Newcastle, and MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Equity income, net	$13,008	$3,456	NM	$22,259	$7,424	NM

For the three and six months ended June 30, 2014, equity income increased by $9.6 million and $14.8 million, respectively, primarily driven by the fourth quarter 2013 start-up of the Mont Belvieu JV fractionation trains, TEG and TEP, and the March 2014 start-up of FRP.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
NGL purchases	$55,535	$51,600	8%	$103,416	$93,609	10%
Residue purchases	50,845	38,433	32%	87,952	75,937	16%
Other	11,705	3,427	NM	18,667	6,997	167%
Cost of product	$118,085	$93,460	26%	$210,035	$176,543	19%
Operation and maintenance	50,875	41,669	22%	91,407	78,408	17%
Total cost of product and operation and maintenance expenses	$168,960	$135,129	25%	$301,442	$254,951	18%

Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended June 30, 2014, increased by $24.6 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•	a $3.9 million net increase in NGL purchases primarily at the Hilight system, Chipeta and the DJ Basin complex, partially offset by decreases at the Red Desert complex;

•	a $12.4 million net increase in residue purchases, primarily at the DJ Basin complex, the Hilight system and the Granger straddle plant; and

•	an $8.3 million increase in other items, due to changes in imbalance positions primarily at the DJ Basin complex, the Hilight system and the Granger straddle plant.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the six months ended June 30, 2014, increased by $33.5 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•	a $9.8 million net increase in NGL purchases primarily at the Hilight system, Chipeta and the DJ Basin complex;

•
a $12.0 million net increase in residue purchases primarily at the Hilight system, the DJ Basin complex, the Granger straddle plant, Chipeta and the Red Desert complex, partially offset by decreases at the Granger complex; and

•	an $11.7 million increase in other, due to changes in imbalance positions primarily at the DJ Basin complex and the Granger straddle plant.

Cost of product expense for the three and six months ended June 30, 2014 and 2013, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Operation and maintenance expense increased by $9.2 million for the three months ended June 30, 2014, primarily due to an increase of $4.7 million for plant repairs and maintenance primarily at the DJ Basin complex, the Brasada facility and the Hilight system, an increase of $2.9 million in property, overhead and facility expense at the Non-Operated Marcellus Interest, and an increase of $1.3 million in salaries, wages, and payroll tax expense primarily at the DJ Basin complex and the Brasada facility.
Operation and maintenance expense increased by $13.0 million for the six months ended June 30, 2014, respectively, primarily due to an increase of $8.8 million for plant repairs and maintenance primarily at the DJ Basin complex, the Brasada facility, the Hilight system, Chipeta and the Non-Operated Marcellus Interest, and an increase of $3.7 million in property, overhead and facility expense at the Non-Operated Marcellus Interest.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
General and administrative	$8,000	$7,288	10%	$16,415	$14,952	10%
Property and other taxes	7,113	6,086	17%	14,154	11,871	19%
Depreciation, amortization and impairments	43,746	36,496	20%	84,358	68,936	22%
Total general and administrative, depreciation and other expenses	$58,859	$49,870	18%	$114,927	$95,759	20%

General and administrative expenses increased by $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, primarily due to an increase of $0.7 million and $1.3 million, respectively, in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement, and an increase of $0.2 million and $0.5 million, respectively, in non-cash compensation expenses.
Property and other taxes increased by $1.0 million and $2.3 million for the three and six months ended June 30, 2014, respectively, primarily due to ad valorem tax increases of $0.8 million and $1.5 million, respectively, associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, and an increase of $0.3 million and $0.9 million, respectively, due to the completion of the Brasada facility in June 2013.

Depreciation, amortization and impairments increased by $7.3 million for the three months ended June 30, 2014, primarily attributable to a $4.3 million increase in depreciation expense associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, a $1.3 million increase in depreciation expense due to the completion of the Brasada facility in June 2013, a $1.1 million and $0.6 million increase in depreciation expense at the Non-Operated Marcellus Interest and the Hilight system, respectively, related to capital projects, and a $0.8 million increase in depreciation expense related to the September 2013 acquisition of OTTCO. These increases were partially offset by a $0.6 million decrease in impairment expense associated with the Non-Operated Marcellus Interest.
Depreciation, amortization and impairments increased by $15.4 million for the six months ended June 30, 2014, primarily attributable to a $5.6 million increase in depreciation expense associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, a $3.7 million increase in depreciation expense due to the completion of the Brasada facility in June 2013, a $2.7 million and $1.1 million increase in depreciation expense at the Non-Operated Marcellus Interest and the Hilight system, respectively, related to capital projects, a $1.6 million increase in depreciation expense related to the September 2013 acquisition of OTTCO, and an impairment of $1.0 million in the first quarter of 2014 related to a non-operational plant in the Powder River Basin with no comparative activity in the prior period. These increases were partially offset by a $0.6 million decrease in impairment expense associated with the Non-Operated Marcellus Interest.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Interest income on note receivable	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income, net – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest expense on long-term debt	$(21,445)	$(14,850)	44%	$(37,580)	$(28,789)	31%
Amortization of debt issuance costs and commitment fees	(1,426)	(1,064)	34%	(2,692)	(2,117)	27%
Capitalized interest	2,007	3,260	(38)%	5,447	6,441	(15)%
Interest expense	$(20,864)	$(12,654)	65%	$(34,825)	$(24,465)	42%

Interest expense increased by $8.2 million and $10.4 million for the three and six months ended June 30, 2014, respectively, primarily due to interest expense incurred on the 5.450% Senior Notes due 2044 of $5.5 million and $6.1 million, respectively, as well as interest incurred on the 2.600% Senior Notes due 2018 of $2.3 million and $4.0 million, respectively. Amortization of debt issuance costs and commitment fees increased by $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively, primarily due to the WES RCF and issuance of the 2.600% Senior Notes due 2018. These increases were partially offset by a decrease in interest expense on the WES RCF of $1.1 million and $1.3 million for the three and six months ended June 30, 2014, respectively, due to lower average outstanding borrowings in the current period. Capitalized interest decreased by $1.3 million and $1.0 million for the three and six months ended June 30, 2014, respectively, primarily due to the completion of the Brasada facility during 2013, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster processing plant. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Income before income taxes	$98,708	$61,929	59%	$189,607	$119,040	59%
Income tax (benefit) expense	226	53	NM	(2)	4,219	(100)%
Effective tax rate	—%	—%		—%	4%

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

Noncontrolling Interest

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Net income attributable to noncontrolling interest	$3,450	$1,860	85%	$7,142	$4,091	75%

For the three and six months ended June 30, 2014, net income attributable to noncontrolling interest increased by $1.6 million and $3.1 million, respectively, primarily due to increased revenues at Chipeta driven by increased drilling activities in the Uintah Basin.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$209,745	$157,084	34%	$393,682	$297,479	32%
Adjusted gross margin for crude/NGL assets (2)	21,507	3,374	NM	32,296	6,965	NM
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	44%	$425,978	$304,444	40%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (3)	0.65	0.55	18%	0.62	0.54	15%
Adjusted gross margin per Bbl for crude/NGL assets (4)	2.06	1.43	44%	1.84	1.45	27%
Adjusted EBITDA attributable to Western Gas Partners, LP (5)	167,298	107,646	55%	308,297	203,574	51%
Distributable cash flow (5)	$136,953	$89,783	53%	$256,274	$168,912	52%

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

(3)
Average for period. Calculated as Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(4)	Average for period. Calculated as Adjusted gross margin for crude/NGL assets, divided by total throughput (MBbls/d) for crude/NGL assets.

(5)
For reconciliations of Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see the descriptions below.

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry.
Adjusted gross margin increased by $70.8 million and $121.5 million for the three and six months ended June 30, 2014, respectively, primarily due to higher margins at the DJ Basin complex (including the start-up of the Lancaster plant in April 2014), the start-up of the Brasada facility in June 2013, higher margins on the Non-Operated Marcellus Interest, the start-up of the Mont Belvieu JV in the fourth quarter of 2013 and higher margins on the Anadarko-Operated Marcellus Interest.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.10 and $0.08 for the three and six months ended June 30, 2014, respectively, primarily due to higher margins and increases in throughput at Chipeta and the Non-Operated Marcellus Interest, as well as changes in the throughput mix at the DJ Basin complex (including the start-up of the Lancaster plant in April 2014). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.63 and $0.39 for the three and six months ended June 30, 2014, respectively, due to distributions received from the Mont Belvieu JV during the six months ended June 30, 2014, and distributions received from FRP and TEP during the three months ended June 30, 2014.

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

Adjusted EBITDA increased by $59.7 million for the three months ended June 30, 2014, primarily due to a $78.5 million increase in total revenues and an $18.3 million increase in distributions from equity investees. These amounts were offset by a $24.6 million increase in cost of product, a $9.2 million increase in operation and maintenance expenses, a $1.6 million increase in net income attributable to noncontrolling interest, and a $1.0 million increase in property and other tax expense.
Adjusted EBITDA increased by $104.7 million for the six months ended June 30, 2014, primarily due to a $132.2 million increase in total revenues and a $25.6 million increase in distributions from equity investees. These amounts were offset by a $33.5 million increase in cost of product, a $13.0 million increase in operation and maintenance expenses, a $3.1 million increase in net income attributable to noncontrolling interest, and a $2.3 million increase in property and other tax expense.

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
Distributable cash flow increased by $47.2 million for the three months ended June 30, 2014, primarily due to a $59.7 million increase in Adjusted EBITDA, offset by a $7.0 million increase in net cash paid for interest expense and a $5.5 million increase in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $87.4 million for the six months ended June 30, 2014, primarily due to a $104.7 million increase in Adjusted EBITDA, offset by a $9.4 million increase in net cash paid for interest expense and an $8.3 million increase in cash paid for maintenance capital expenditures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$209,745	$157,084	$393,682	$297,479
Adjusted gross margin for crude/NGL assets	21,507	3,374	32,296	6,965
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	$425,978	$304,444
Adjusted gross margin attributable to noncontrolling interest	4,935	3,510	10,029	7,213
Equity income, net	13,008	3,456	22,259	7,424
Less:
Distributions from equity investees	24,328	6,026	36,641	11,032
Operation and maintenance	50,875	41,669	91,407	78,408
General and administrative	8,000	7,288	16,415	14,952
Property and other taxes	7,113	6,086	14,154	11,871
Depreciation, amortization and impairments	43,746	36,496	84,358	68,936
Operating income	$115,133	$69,859	$215,291	$133,882

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Less:
Distributions from equity investees	24,328	6,026	36,641	11,032
Non-cash equity-based compensation expense	1,057	824	2,154	1,701
Interest expense	20,864	12,654	34,825	24,465
Income tax expense	226	53	226	4,219
Depreciation, amortization and impairments (1)	43,103	35,857	83,078	67,681
Add:
Equity income, net	13,008	3,456	22,259	7,424
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	79	103	157	380
Income tax benefit	—	—	228	—
Net income attributable to Western Gas Partners, LP	$95,032	$60,016	$182,467	$110,730
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	4,090	2,499	8,416	5,345
Interest income (expense), net	(16,639)	(8,429)	(26,375)	(16,015)
Non-cash equity-based compensation expense	(20)	54	33	(19)
Debt-related amortization and other items, net	678	566	1,358	1,126
Current income tax (expense) benefit	(53)	10,032	465	15,136
Other income (expense), net (2)	82	103	163	381
Distributions from equity investments in excess of cumulative earnings	(7,804)	—	(9,848)	—
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(12,371)	(48,468)	(23,353)	(26,807)
Accounts and natural gas imbalance payables and accrued liabilities, net	2,521	(20,951)	794	336
Other	2,369	2,070	4,247	235
Net cash provided by operating activities	$140,151	$45,122	$264,197	$183,292
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$264,197	$183,292
Net cash used in investing activities			$(770,776)	$(1,182,682)
Net cash provided by financing activities			$516,480	$653,589

(1)	Includes WES’s 75% share of depreciation, amortization and impairments and other income attributable to Chipeta.

(2)
Excludes income of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2014		2013	2014		2013
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$136,953		$89,783	$256,274		$168,912
Less:
Distributions from equity investees	24,328		6,026	36,641		11,032
Non-cash equity-based compensation expense	1,056		824	2,153		1,701
Income tax (benefit) expense	226		53	(2)		4,219
Depreciation, amortization and impairments (1)	43,103		35,857	83,078		67,681
Add:
Equity income, net	13,008		3,456	22,259		7,424
Cash paid for maintenance capital expenditures (1)	11,698		6,174	20,540		12,206
Capitalized interest	2,007		3,260	5,447		6,441
Cash paid for (reimbursement of) income taxes	—		—	(340)		—
Other income (1) (2)	79		103	157		380
Net income attributable to Western Gas Partners, LP	$95,032		$60,016	$182,467		$110,730
Distributions declared (3)
Limited partners of WES	$77,396			$151,103
General partner of WES	28,259			53,301
Total	$105,655			$204,404
Coverage ratio	1.30	x		1.25	x

(1)	Includes WES’s 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.

(2)
Excludes income of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(3)	Reflects WES distributions of $0.650 and $1.275 per unit declared for the three and six months ended June 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of June 30, 2014, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by WES GP’s board of directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On July 18, 2014, the board of directors of WES GP declared a cash distribution to WES unitholders of $0.650 per unit, or $105.7 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2014, to WES unitholders of record at the close of business on July 31, 2014.
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

Working capital. As of June 30, 2014, WES had $47.5 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of June 30, 2014, WES had $1.1 billion available for borrowing under the WES RCF. In addition, we have availability under our $30.0 million WGP WCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2014	2013
Acquisitions	$360,952	$679,610

Expansion capital expenditures	$338,836	$327,550
Maintenance capital expenditures (1)	20,734	12,206
Total capital expenditures (1) (2)	$359,570	$339,756

Capital incurred (3)	$342,817	$301,880

(1)
Maintenance capital expenditures for the six months ended June 30, 2014 and 2013, are presented net of $0.2 million and zero, respectively, of contributions in aid of construction costs from affiliates.

(2)
Capital expenditures for the six months ended June 30, 2014 and 2013, included $5.4 million and $6.0 million, respectively, of capitalized interest. Capital expenditures included the noncontrolling interest owner’s share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owner for all periods presented.

(3)
Includes the noncontrolling interest owner’s share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owner for all periods presented. Capital incurred for the six months ended June 30, 2014 and 2013, included $5.4 million and $6.0 million, respectively, of capitalized interest. Capital incurred for the six months ended June 30, 2013, included $8.8 million of pre-acquisition capital incurred for the Non-Operated Marcellus Interest.

Acquisitions included the TEFR Interests in the first quarter of 2014 and the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest in the first quarter of 2013, and the Mont Belvieu JV in the second quarter of 2013. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $19.8 million for the six months ended June 30, 2014. Expansion capital expenditures increased by $11.3 million (including a $0.6 million decrease in capitalized interest) for the six months ended June 30, 2014, primarily due to increased activity at the DJ Basin complex, which consisted of $36.8 million related to the construction of the Lancaster plant and $64.4 million at the Wattenberg system related to compression projects and well connects. In addition, there was an increase of $11.2 million at the Hilight system, $9.8 million at the Haley gathering system and $4.7 million at the Anadarko-Operated Marcellus Interest. These increases were partially offset by a $76.8 million decrease at the Brasada facility since construction completion in June 2013, a $29.5 million decrease at the Non-Operated Marcellus Interest and an $8.9 million decrease at Chipeta. Maintenance capital expenditures increased by $8.5 million, primarily as a result of increased expenditures of $4.0 million at the Wattenberg system (located in the DJ Basin complex), $3.6 million at the Non-Operated Marcellus Interest and $0.8 million at Chipeta.

WES updated its estimated total capital expenditures for the year ending December 31, 2014, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions and equity investments, from an originally reported range of $614 million to $664 million, to a current range of $668 million to $718 million, to include the additional expansion capital needed primarily at the DJ Basin complex and the Hilight and Haley systems. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $720 million and $770 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2014	2013
Net cash provided by (used in):
Operating activities	$264,197	$183,292
Investing activities	(770,776)	(1,182,682)
Financing activities	516,480	653,589
Net increase (decrease) in cash and cash equivalents	$9,901	$(345,801)

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2014, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014, included the following:

•
$359.6 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliate, primarily related to the construction of the Lancaster plant and compression expansion projects at the Wattenberg system (both located in the DJ Basin complex);

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$37.5 million of cash paid related to FRP construction, which was completed in March 2014;

•	$10.0 million of cash paid for a White Cliffs expansion project;

•	$9.8 million of distributions from equity investments in excess of cumulative earnings; and

•	$4.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the six months ended June 30, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$339.8 million of capital expenditures;

•	$134.5 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$126.4 million of capital contributions to TEG, TEP and FRP for construction costs;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$17.8 million of capital contributions to the Mont Belvieu JV to fund WES’s share of construction costs for the fractionation facilities;

•	$12.0 million of cash paid for a White Cliffs expansion project; and

•	$1.4 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014, included the following:

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$389.5 million of net proceeds from the WES 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF, including $350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$100.0 million of net proceeds from the additional WES 2018 Notes offering in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•
$74.3 million of net proceeds from activity under WES’s Continuous Offering Program (as defined and discussed in Registered Securities within this Item 2), including net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering;

•	$240.0 million of borrowings to fund capital expenditures and for general partnership purposes; and

•
$0.4 million of net proceeds from the issuance of general partner units to WES GP to maintain its 2.0% general partner interest after common units were issued in conjunction with the acquisition of the TEFR Interests.

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the six months ended June 30, 2014, representing intercompany transactions attributable to the TEFR Interests.

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

Net contributions from Anadarko attributable to intercompany balances were $119.4 million during the six months ended June 30, 2013, representing intercompany transactions attributable to WES’s acquisitions of the TEFR Interests and the Non-Operated Marcellus Interest.

For the six months ended June 30, 2014 and 2013, WES paid $191.4 million and $135.8 million, respectively, of cash distributions to its unitholders. Contributions from the noncontrolling interest owner of Chipeta totaled zero and $1.1 million during the six months ended June 30, 2014 and 2013, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions to the noncontrolling interest owner of Chipeta totaled $7.9 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively, representing the distributions paid as of June 30 of the respective year.

Debt and credit facilities. At June 30, 2014, WES’s debt outstanding consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), and $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and the WES RCF. The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities. As of June 30, 2014, the carrying value of WES’s outstanding debt consisted of $495.4 million of 2021 Notes, $673.1 million of 2022 Notes, $350.5 million of 2018 Notes, $393.8 million of 2044 Notes and $110.0 million of borrowings under the WES RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

WES Senior Notes. The 2044 Notes issued in March 2014 were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.633%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.743%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes.
At June 30, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

WES RCF. In February 2014, WES entered into the amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion, replacing its $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). The WES RCF matures in February 2019 and bears interest LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. As of June 30, 2014, WES had $110.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.1 billion available for borrowing under the WES RCF. The interest rate on the WES RCF was 1.46% at June 30, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, WES was in compliance with all covenants under the WES RCF.
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

WGP working capital facility. On November 1, 2012, we entered into the $30.0 million WGP WCF with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.66% and 1.67% at June 30, 2014, and December 31, 2013, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1, 2012, and during the twelve month period commencing on each anniversary thereof. As of June 30, 2014, we had no outstanding borrowings under the WGP WCF and were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (the “Continuous Offering Program”). See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of trades completed by WES under its Continuous Offering Program. As of June 30, 2014, WES had used substantially all the capacity to issue units under this registration statement.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of June 30, 2014, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 9—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. WGP is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. WGP early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on WGP’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. WGP adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on WGP’s consolidated financial statements.

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

Interest rate risk. Interest rates during the six months ended June 30, 2014, were low compared to historic rates. As of June 30, 2014, there were no borrowings under the WGP WCF and WES had $110.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of any borrowings under the WES RCF or WGP WCF at June 30, 2014.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WGP’s disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

WGR Operating, LP, a subsidiary of WES, is currently in negotiations with the United States Environmental Protection Agency with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Granger, Wyoming facility. Although WES’s management cannot predict the outcome of settlement discussions, management believes that it is reasonably likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
We are not engaged in any material litigation. Except as discussed above, WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which a final disposition could have a material adverse effect on its results of operations, cash flows or financial condition.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below, as well as those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2013, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2013, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases, and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Colorado state and local ballot, legislative or regulatory initiatives relating to oil and gas operations could adversely affect Anadarko’s and WES’s third-party customers’ production and, therefore, adversely impact WES’s midstream operations in Colorado.

Certain states in which WES operates have adopted, and other states are considering adopting, measures which could impose new or more stringent requirements on oil and gas exploration and production activities. For example, in Colorado, several initiatives were submitted for inclusion on the Colorado state ballot in November 2014 which, if approved, would have imposed new restrictions on oil and gas operations. These ballot initiatives have been withdrawn, but the Governor of Colorado has agreed to form a commission to make recommendations to the state legislature on how to address the issues raised by oil and gas operations in the state. In the event state or local restrictions or prohibitions are adopted in WES’s areas of operation, such as in the Wattenberg field, WES’s customers, including Anadarko, may incur significant compliance costs, may experience delays or limitations in their exploration, development, or production activities, and may be precluded from drilling certain wells altogether. Any adverse impact on WES’s customers’ activities would have a corresponding negative impact on WES’s throughput volumes. Accordingly, restrictions or prohibitions like those recently proposed in Colorado could have a material adverse effect on WES’s business, prospects, results of operations, financial condition, cash flows and ability to make distributions to its unitholders.

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

August 6, 2014

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

August 6, 2014

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)