Form 10-K
period 2014-12-31
Western Gas Equity Partners, LP
filed 2015-02-26
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $1.2 billion on June 30, 2014, based on the closing price as reported on the New York Stock Exchange.

At February 23, 2015, there were 218,909,977 common units outstanding.

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
Gpm: Gallons per minute, when used in the context of amine treating capacity.
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

Joule-Thompson (JT) plant: A type of processing plant that uses the Joule-Thompson effect to cool natural gas by expanding the gas from a higher pressure to a lower pressure which reduces the temperature.
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
Refrigeration plant: a method of processing natural gas by reducing the gas temperature with the use of an external refrigeration system.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.
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

PART I

Items 1 and 2. Business and Properties

GENERAL OVERVIEW

Western Gas Equity Partners, LP. Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its subsidiaries (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners,” or like terms refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC (“WES GP”), and WES, as the context requires. Our common units are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “WGP.” Western Gas Equity Holdings, LLC (“WGP GP”) is our general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation.
We were formed in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware MLP, and closed our initial public offering (“IPO”) in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 1.8% general partner interest through our 100% ownership of WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES; and (iii) a significant limited partner interest in WES. As of December 31, 2014, we held 49,296,205 WES common units, representing a 34.9% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of the WES IDRs.

Western Gas Partners, LP. WES is an MLP engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.” “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to, WES’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. “MIGC” refers to MIGC LLC, and “Chipeta” refers to Chipeta Processing LLC. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.

Available information. We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.
We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing with the SEC, on our website located at www.westerngas.com. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s website at www.sec.gov.
Our Corporate Governance Guidelines, Code of Ethics for our Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters of the Audit Committee and the Special Committee of our general partner’s Board of Directors are also available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s corporate secretary at our principal executive office. Our principal executive offices are located at 1201 Lake Robbins Drive, The Woodlands, TX 77380-1046. Our telephone number is 832-636-6000.

ASSETS AND AREAS OF OPERATION

As of December 31, 2014, WES’s assets and its investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	1	5	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	1	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. The following table provides information regarding WES’s assets by geographic region, as of and for the year ended December 31, 2014, excluding Train II at the Lancaster plant which is currently under construction in Northeast Colorado and Train IV at the DBM complex, which is currently preparing for construction in West Texas and was acquired with WES’s acquisition of DBM (see Acquisitions below and Assets Under Development within these Items 1 and 2):

Area	Asset Type	Miles of Pipeline (1)	Approximate Number of Active Receipt Points (1)	Gas Compression (HP) (1)	Processing or Treating Capacity (MMcf/d) (1) (2)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (3)	Average Gathering, Processing and Transportation Throughput (MBbls/d) (4)
Rocky Mountains	Gathering, Processing and Treating	7,732	5,044	482,108	3,161	2,258	—
	Transportation	1,037	41	28,002	—	99	35
Mid-Continent	Gathering	2,067	1,498	90,214	—	66	—
North-central Pennsylvania	Gathering	632	368	70,750	—	805	—
Texas	Gathering, Processing and Treating	1,060	1,017	61,000	1,000	430	—
	Transportation	1,145	12	34,395	—	—	81
Total		13,673	7,980	766,469	4,161	3,658	116

(1)	All system metrics are presented on a gross basis.

(2)	Capacity excludes 170 MBbls/d of fractionation capacity attributable to WES’s Mont Belvieu JV.

(3)	Includes 100% of Chipeta throughput, 50% of Newcastle throughput, 22% of Rendezvous throughput and 14.81% of Fort Union throughput.

(4)
Represents total throughput measured in barrels, consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput and 33.33% share of average FRP throughput. See Properties below for further descriptions of these systems.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the United States. See Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2014, 2013 and 2012.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2014, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued to Anadarko	WES Class C Units Issued to Anadarko (3)
TEFR Interests (1)	03/03/2014	Various (1)	$350,000	$6,250	308,490	—
DBM (2)	11/25/2014	100%	475,000	298,327	—	10,913,853

(1)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg (“DJ”) Basins. TEG consists of two NGL gathering systems that link natural gas processing plants to TEP. TEP is an NGL pipeline that originates in Skellytown, Texas and extends approximately 593 miles to Mont Belvieu, Texas. FRP is a 435-mile NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units in exchange for WES GP’s proportionate capital contribution of $0.4 million.

(2)
WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico.

(3)	See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a discussion of the WES Class C units.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) by us through our partnership interests in WES as of December 31, 2014. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.

EQUITY OFFERINGS

WES public equity offerings. WES completed the following public equity offerings during 2014:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
Continuous Offering Program - 2014 (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,583	602,999

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

(2)
Represents common and general partner units of WES issued during the year ended December 31, 2014, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to $125.0 million of WES common units (the “Continuous Offering Program”). Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the year ended December 31, 2014. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.

(3)
Includes the issuance of 1,120,153 WES common units pursuant to the partial exercise of the underwriters’ over-allotment option. Net proceeds from this partial exercise were $77.0 million. Beginning with this partial exercise, WES GP elected not to make a corresponding capital contribution to maintain its 2.0% interest in WES. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Other WES equity offerings. In November 2014, WES issued 10,913,853 Class C units to a subsidiary of Anadarko at an implied price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

•
Managing commodity price exposure. WES intends to continue limiting its direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to a substantial majority of the commodity price uncertainty through the use of fee-based contracts and fixed-price hedges.

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

COMPETITIVE STRENGTHS

We believe that WES is well positioned to successfully execute its strategy and achieve its primary business objective because of the following competitive strengths:

•
Affiliation with Anadarko. We believe Anadarko is motivated to promote and support the successful execution of WES’s business plan and to use its relationships throughout the energy industry, including those with producers and customers in the United States, to pursue projects that help to enhance the value of WES’s business. See WES’s Relationship with Anadarko Petroleum Corporation below.

•
Relatively stable and predictable cash flows. WES’s cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the approximately 80% of its services that are provided pursuant to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit its exposure to commodity price changes with respect to a substantial majority of its percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2014, 99% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

•
Financial flexibility to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, and access to debt and equity capital markets provide it with the financial flexibility to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. WES currently has investment grade ratings from all three of the major rating agencies and, as of December 31, 2014, had $510.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under its $1.2 billion senior unsecured revolving credit facility (“WES RCF”).

•
Substantial presence in basins with historically strong producer economics. Certain of WES’s gathering and processing systems and facilities, such as WES’s DBM complex, WES’s DJ Basin complex and WES’s Brasada complex serve production in liquids-rich growth areas where the hydrocarbon production contains not only natural gas, but also oil, condensate, and significant amounts of NGLs. Production in liquids-rich areas offers WES’s customers higher margins and superior economics compared to basins in which the gas is predominantly dry. In addition, WES’s interests in the Anadarko-Operated and Non-Operated Marcellus gathering systems serve dry gas production from the Marcellus shale, which historically has provided attractive producer returns due to the overall scale and quality of the underlying resource, as well as its access to premium markets in the northeast United States. See Properties below for further asset descriptions.

•
Well-positioned, well-maintained and efficient assets. We believe that WES’s asset portfolio, which is located in geographically diverse areas of operation, provides it with opportunities to expand and attract additional volumes to its systems from multiple productive reservoirs. Moreover, WES’s portfolio includes an integrated package of high-quality, well-maintained assets for which it has implemented modern processing, treating, measuring and operating technologies.

•
Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed nine related-party acquisitions and six third-party acquisitions, with an aggregate value of $4.8 billion. WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

We believe that WES will effectively leverage its competitive strengths to successfully implement its strategy. However, WES’s business involves numerous risks and uncertainties that may prevent it from achieving its primary business objective. For a more complete description of the risks associated with our and WES’s business, please read Risk Factors under Item 1A of this Form 10-K.

WES’S RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

WES’s operations and activities are managed by its general partner, WES GP, which is our wholly owned subsidiary. Anadarko, which owns our general partner, WGP GP, and an 88.3% limited partner interest in us, is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs.
We believe that one of WES’s principal strengths is its relationship with Anadarko, and that Anadarko, through its direct economic interest in us and significant indirect economic interest in WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of our and WES’s business.
As of December 31, 2014, Anadarko held 193,387,365 of our common units, representing an 88.3% limited partner interest in us. In addition, as of December 31, 2014, we held 49,296,205 WES common units, representing a 34.9% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of the WES IDRs. As of December 31, 2014, other subsidiaries of Anadarko held 757,619 WES common units and 10,913,853 Class C units, representing an aggregate 8.3% limited partner interest in WES.
In connection with our IPO in December 2012, we entered into an omnibus agreement with our general partner and Anadarko that governs (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the omnibus agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship with Anadarko regarding certain reimbursement and indemnification matters.
For the year ended December 31, 2014, 48% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko, and 57% of WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. In addition, with respect to the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has made a dedication to WES that will continue to expand as long as additional wells are connected to these gathering systems. In executing WES’s growth strategy, which includes acquiring and constructing additional midstream assets, it will use the significant experience of Anadarko’s management team.
Although we believe WES’s relationship with Anadarko provides it with a significant advantage in the midstream energy sector, it is also a source of potential conflicts. For example, neither we nor Anadarko is restricted from competing with WES. Given Anadarko’s significant indirect economic interest in WES and in us, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to WES over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to participate in such transactions. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES, nor is WES obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to WES or if WES will elect, or will have the ability, to pursue any such opportunities. Please see Risk Factors under Item 1A and Certain Relationships and Related Transactions, and Director Independence under Item 13 of this Form 10-K for more information.

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
The following diagram illustrates the primary groups of assets found along the natural gas value chain:

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

•
Stabilization. In connection with WES’s gathering services, WES sometimes retains, stabilizes and sells drip condensate, which falls out of the natural gas stream during gathering. Stabilization is a process that separates the heavier hydrocarbons (which also serve as valuable commodities) found in natural gas, typically referred to as “liquids-rich” natural gas, from the lighter components by using a distillation process or by reducing the pressure and letting the more volatile components flash. WES provides stabilization for condensate at many of its processing plants (such as WES’s DJ Basin and Brasada complexes).

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

•
Treating and dehydration. To the extent that gathered natural gas contains water vapor or contaminants, such as carbon dioxide and hydrogen sulfide, it is dehydrated to remove the saturated water and treated to separate the carbon dioxide and hydrogen sulfide from the gas stream.

•
Processing. Processing separates the heavier and more valuable hydrocarbon components, which are extracted as NGLs, from the remaining residue. The remaining residue is then designated for long-haul pipeline transportation or commercial use.

•
Fractionation. Fractionation is the process of applying various levels of higher pressure and lower temperature to separate a stream of NGLs into ethane, propane, normal butane, isobutane and natural gasoline for end-use sale.

•
Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas and NGL components are stored, transported and marketed to end-use markets. Each pipeline system typically has storage capacity located both throughout the pipeline network and at major market centers to better accommodate seasonal demand and daily supply-demand shifts. WES does not currently offer storage services.

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

Two forms of contracts are used in the transportation of natural gas, NGLs and crude oil, as described below:

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

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation as of December 31, 2014.

GATHERING, PROCESSING AND TREATING

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressor Stations	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison	Treating	1	450	—	14,320	—	—
Northeast Wyoming	Fort Union (1)	Gathering & Treating	1	294	—	5,454	1	318
Northeast Wyoming	Hilight	Gathering & Processing	1	60	13	37,357	1	1,563
Northeast Wyoming	Newcastle (1)	Gathering & Processing	1	3	1	2,660	1	180
Southwest Wyoming	Granger complex (2)	Gathering & Processing	2	500	8	43,950	1	896
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	2	173	9	62,262	1	1,110
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	1	7,485	1	338
Total			8	1,480	32	173,488	6	4,405

(1)	WES has a 14.81% interest in Fort Union and a 50% interest in Newcastle.

(2)	The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.

(3)	The Red Desert complex includes the Patrick Draw cryogenic processing plant and the Red Desert cryogenic processing plant.

(4)	WES has a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Northeast Wyoming

Bison treating facility

•	Customers. Anadarko provided 67% of the throughput at the Bison treating facility for the year ended December 31, 2014. The remaining throughput was from one third-party producer.

•
Supply and delivery points. The Bison treating facility treats and compresses gas from coal-bed methane wells in the Powder River Basin of Wyoming. The Bison pipeline, operated by TransCanada Corporation, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility also has access to Fort Union’s pipeline and Meritage Midstream Services II, LLC’s Thunder Creek pipeline.

Fort Union gathering system and treating facility

•
Customers. Anadarko and the other members of Fort Union (Copano Pipelines/Rocky Mountains, LLC, Crestone Powder River LLC, and Bargath, LLC) are the only firm shippers on the Fort Union system. To the extent capacity on the system is not used by the members, it is available to third parties under interruptible agreements.

•
Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the customers noted above throughout the Powder River Basin. As of December 31, 2014, the Fort Union system gathered gas from 1,900 Anadarko-operated coal-bed methane wells producing in the Big George coal play and a nearby multi-seam coal fairway. Anadarko had a working interest in over 1.1 million gross acres within the Powder River Basin as of December 31, 2014. Another of the Fort Union owners has a comparable working interest in a large majority of Anadarko’s producing coal-bed methane wells. The two remaining Fort Union owners gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

•	Delivery points. The Fort Union system delivers coal-bed methane gas to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦	Colorado Interstate Gas Company LLC’s pipeline (“CIG”);

◦	Tallgrass Interstate Gas Transmission system’s pipeline (“TIGT”); and

◦	Wyoming Interstate Company’s pipeline (“WIC”).

These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the United States.

Hilight gathering system and processing plant

•
Customers. Gas gathered and processed through the Hilight system is primarily from numerous third-party customers, with the six largest producers providing 71% of the system throughput during the year ended December 31, 2014.

•
Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties. Customers of the Hilight gathering system, including Anadarko, have historically maintained and more recently increased throughput by developing new prospects and performing workovers.

•
Delivery points. The Hilight plant delivers residue into WES’s MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGL pipeline, resulting in all fractionated NGLs being sold locally through its truck and rail loading facilities.

Newcastle gathering system and processing plant

•
Customers. Gas gathered and processed through the Newcastle system is from 11 third-party customers, with the largest three producers providing 80% of the system throughput during the year ended December 31, 2014. The largest producer provided 57% of the throughput during the year ended December 31, 2014.

•
Supply. The Newcastle gathering system and plant primarily service gas production from the Clareton and Finn-Shurley fields in Weston County, Wyoming. Due to infill drilling and enhanced production techniques, producers have continued to maintain production levels.

•
Delivery points. Propane products from the Newcastle plant are typically sold locally by truck, and the butane/gasoline mix products are transported to the Hilight plant for further fractionation. Residue from the Newcastle system is delivered into Black Hills Corporation’s MGTC, Inc. (“MGTC”) intrastate pipeline, a Hinshaw pipeline that supplies local markets in Wyoming, for transport, distribution and sale.

Southwest Wyoming

Granger gathering system and processing complex

•
Customers. For the year ended December 31, 2014, 7% of the Granger complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the five largest shippers providing 86% of the system throughput.

•	Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale anticline fields. The Granger gas gathering system had 667 active receipt points as of December 31, 2014.

•	Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

◦	CIG;

◦
Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) and WES’s Mountain Gas Transportation, Inc.’s (“MGTI”) pipeline via a connect with Tesoro Logistics LP’s (“Tesoro”) Rendezvous pipeline (“Rendezvous pipeline”);

◦	The Williams Companies, Inc.’s Northwest pipeline (“NWPL”); and

◦	WES’s Overland Trail Transmission, LLC’s pipeline (“OTTCO”).

The NGLs have market access to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex

•
Customers. For the year ended December 31, 2014, 4% of the Red Desert complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the six largest producers providing 70% of the system throughput.

•
Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced in the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

•	Delivery points. Residue from the Red Desert complex is delivered to CIG and WIC, while NGLs are delivered to MAPL, as well as to truck and rail loading facilities.

Rendezvous gathering system

•
Customers. Tesoro and Anadarko are the only firm shippers on the Rendezvous gathering system. To the extent capacity on the system is not used by those shippers, it is available to third parties under interruptible agreements.

•
Supply and delivery points. The Rendezvous gathering system provides mainline gathering service for gas from the Jonah and Pinedale anticline fields and delivers to WES’s Granger plant, as well as Tesoro’s Blacks Fork gas processing plant, which connects to Questar Pipeline Company’s pipeline (“Questar pipeline”), NWPL and the Kern River pipeline via the Rendezvous pipeline.

Overview - Rocky Mountains - Colorado and Utah

Chipeta
Helper
Clawson
DJ Basin
UTAH
COLORADO
Morgan
Summit
Daggett
Wasatch
Duchesne
Utah
Uintah
Carbon
Sanpete
Emery
Grand
Sevier
Wayne
Garfie
San Juan
Moffat
Routt
Jackson
Larimer
Weld
Morgan
Rio Blanco
Grand
Boulder
Adams
Gilpin
Clear Creek
Denver
Arapahoe
Eagle
Summit
Jefferson
Garfield
Pitkin
Lake
Park
Douglas
Elbert
Mesa
Delta
Teller
Gunnison
Chaffee
El Paso
Lincoln
Fremont
Montrose
Crowley
Ouray
Pueblo
Custer
San Miguel
Saguache
Hinsdale
Dolores
San Juan
Mineral
Alamosa
Rio Grande
Montezuma
La Plata
Archuleta
Conejos
Costilla
Wyoming
Utah
Colorado
Legend
Gathering system boundary
Treating facility
Processing facility

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressor Stations	Compression Horsepower	Gathering Systems	Pipeline Miles
Colorado	DJ Basin complex (1)	Gathering, Processing & Treating	6	619	21	196,928	2	3,213
Utah	Chipeta (2)	Processing	2	970	—	91,307	—	—
Utah	Clawson	Gathering & Treating	1	40	1	6,310	1	47
Utah	Helper	Gathering & Treating	2	52	2	14,075	1	67
Total			11	1,681	24	308,620	4	3,327

(1)
The DJ Basin complex includes the Platte Valley cryogenic processing plant, the Wattenberg gathering system, the Fort Lupton processing plant, the Fort Lupton JT processing plant, the Hambert JT processing plant, the Platteville amine treating plant and the Lancaster plant. Train II of the Lancaster plant is currently under construction and is expected to be completed during the second quarter of 2015.

(2)	WES is the managing member of and owns a 75% interest in Chipeta. Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant.

Rocky Mountains - Colorado

DJ Basin gathering system, treating facility and processing complex

•
Customers. For the year ended December 31, 2014, 68% of the DJ Basin complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the largest providing 21% of the throughput.

•
Supply and delivery points. There were 2,881 active receipt points connected to the DJ Basin complex as of December 31, 2014. The DJ Basin complex is primarily supplied by the Wattenberg field, in which Anadarko controls 840,000 gross acres and drilled 369 wells and completed 330 wells during the year ended December 31, 2014.

As of December 31, 2014, the DJ Basin complex had the following delivery points for gas not processed within the DJ Basin complex:

◦	Anadarko’s Wattenberg plant;

◦	DCP Midstream’s (“DCP”) Spindle, Mewbourn and Platteville plants; and

◦	AKA Energy Group, LLC’s Gilcrest plant.

The Anadarko Wattenberg plant and WES’s DJ Basin complex are connected to CIG and Xcel Energy’s residue pipelines. The DJ Basin complex is also connected to the Overland Pass Pipeline Company LLC’s pipeline, DCP’s Wattenberg pipeline and FRP’s pipeline for NGLs. In addition, a truck-loading facility provides access to local NGL markets.

Rocky Mountains - Utah

Chipeta processing complex

•
Customers. Anadarko is the largest customer on the Chipeta system with 82% of the system throughput for the year ended December 31, 2014. The balance of throughput on the system during the year ended December 31, 2014 was from nine third-party customers.

•
Supply. The Chipeta system is well positioned to access Anadarko and third-party production in the Uinta Basin where Anadarko controls 245,000 gross acres. Chipeta’s inlet is connected to Anadarko’s Natural Buttes gathering system, the Questar pipeline and the Three Rivers Gathering, LLC’s system, which is owned by Ute Energy and another third party.

•
Delivery points. The Chipeta plant delivers NGLs to MAPL, which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas and ultimately to the NGL fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has natural gas delivery points through the following pipelines:

◦	CIG;

◦	Questar pipeline; and

◦	WIC.

Clawson gathering system and treating facility

•
Customers. Anadarko is the largest shipper on the Clawson gathering system with 99% of the total throughput on the system during the year ended December 31, 2014. The remaining throughput on the system was from one third-party producer.

•	Supply. The Clawson Springs field covers 7,000 gross acres and produces primarily from the Ferron Coal play.

•
Delivery points. The Clawson gathering system delivers into the Questar pipeline. The Questar pipeline provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River pipeline, which provides transportation to markets in the Western United States, primarily California.

Helper gathering system and treating facility

•	Customers. Anadarko is the only shipper on the Helper gathering system.

•
Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uinta Basin that produce from the Ferron Coal play. Anadarko owns 19,000 gross acres in each of the Helper and Cardinal Draw fields.

•	Delivery points. The Helper gathering system delivers into the Questar pipeline.

Overview - Mid-Continent and North-central Pennsylvania

Location	Asset	Type	Compressor Stations	Compression Horsepower	Gathering Systems	Pipeline Miles
Southwest Kansas & Oklahoma	Hugoton	Gathering	42	90,214	1	2,067
North-central Pennsylvania	Non-Operated Marcellus (1)	Gathering	4	70,750	2	481
North-central Pennsylvania	Anadarko-Operated Marcellus (2)	Gathering	—	—	3	151
Total			46	160,964	6	2,699

(1)
WES owns a 33.75% interest (the “Non-Operated Marcellus Interest”) in the Liberty and Rome gas gathering systems (the “Non-Operated Marcellus Interest gathering systems”), with a third party as the operator.

(2)
WES owns a 33.75% interest (the “Anadarko-Operated Marcellus Interest”) in the Larry’s Creek, Seely and Warrensville gas gathering systems (the “Anadarko-Operated Marcellus Interest gathering systems”), with Anadarko as the operator.

Southwest Kansas and Oklahoma
Hugoton gathering system

•
Customers. Anadarko is the largest customer on the Hugoton gathering system with 86% of the system throughput during the year ended December 31, 2014. Two third-party shippers account for 8% of the system throughput, with the balance from various other third-party shippers.

•
Supply. The Hugoton field continues to be a long-life, low-decline asset for Anadarko, which has an extensive acreage position in the field with 470,000 gross acres. The Hugoton system is well positioned to gather volumes that may be produced from successful new wells drilled by third-party producers.

•
Delivery points. The Hugoton gathering system is connected to the Satanta plant, which is owned by Anadarko (49%) and a third party. The Satanta plant processes NGLs and helium, and delivers residue into the Kansas Gas Service’s pipeline and Southern Star Central Gas Pipeline, Inc.’s pipeline. The system is also connected to DCP’s National Helium Plant, which extracts NGLs and delivers residue into Energy Transfer Partners, LP’s (“ETP”) Panhandle Eastern Pipe Line.

North-central Pennsylvania

NEW YORK
PENNSYLVANIA
Non-Operated Marcellus
(33.75% interest)
Anadarko-Operated Marcellus
(33.75% interest)
Tioga
Bradford
Susquehanna
Wyoming
Sullivan
Lycoming
Luzerne
Clinton
Union
Montour
Schuylkill
Pennsylvania
Legend
Gathering system boundary

Marcellus gathering systems

•
Customers. As of December 31, 2014, there were seven and five priority shippers on the Non-Operated Marcellus Interest gathering systems and the Anadarko-Operated Marcellus Interest gathering systems, respectively, including Anadarko. For the year ended December 31, 2014, Anadarko represented 21% and 36% of throughput on the Non-Operated Marcellus Interest gathering systems and the Anadarko-Operated Marcellus Interest gathering systems, respectively. Capacity not used by priority shippers is available to third parties.

•
Supply and delivery points. As of December 31, 2014, Anadarko had a working interest in over 722,000 gross acres within the Marcellus shale. The Non-Operated Marcellus Interest gathering systems have access to Transcontinental Gas Pipeline Company, LLC’s pipeline (“TRANSCO”), Tennessee Gas Pipeline Company, LLC’s pipeline and Millennium Pipeline Company, LLC’s pipeline. The Anadarko-Operated Marcellus Interest gathering systems have access to TRANSCO.

Overview - Texas

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing Capacity (MBbls/d)	Compressor Stations	Compression Horsepower	Gathering Systems	Pipeline Miles
East Texas	Dew	Gathering	—	—	—	9	36,085	1	324
East Texas	Pinnacle (1)	Gathering & Treating	1	500	—	1	1,340	1	270
East Texas	Mont Belvieu JV (2)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex (3)	Gathering, Processing & Treating	2	200	—	—	—	1	71
West Texas	Haley	Gathering	—	—	—	—	—	1	142
West Texas	DBM complex (4)	Gathering, Processing & Treating	3	300	—	4	23,575	1	253
Total			8	1,000	170	14	61,000	5	1,060

(1)	The Pinnacle system includes the Bethel treating facility.

(2)	WES owns a 25% interest in the Mont Belvieu JV, which owns two NGL fractionation trains. A third party serves as the operator.

(3)	The table above excludes 15MBbls/d of condensate stabilization capacity at the Brasada complex.

(4)	The table above excludes 1,800 gpm of amine treating capacity at the DBM complex.

East and South Texas

Dew
Pinnacle
Mont Belvieu JV
(25% interest)
Brasada
TEXAS
Texas
Legend
Gathering system boundary
Treating facility
Processing facility
Freestone
Anderson
Leon
Robertson
Limestone
Houston
Madison
Harris
Chambers
Liberty
La Salle
Dimmit
Frio

East Texas

Dew gathering system

•
Customers. Anadarko is the largest shipper on the Dew gathering system with 99% of the total throughput on the system during the year ended December 31, 2014. The remaining throughput on the system was from two third-party producers.

•	Supply. As of December 31, 2014, Anadarko had 794 producing wells in the Bossier play and controlled 111,000 gross acres in the area.

•
Delivery points. The Dew gathering system has delivery points on Kinder Morgan, Inc.’s Tejas pipeline (“Tejas pipeline”) and with Pinnacle, which is the primary delivery point and is described in more detail below.

Pinnacle gathering system and treating facility

•
Customers. Anadarko is the largest shipper on the Pinnacle gathering system with 92% of system throughput for the year ended December 31, 2014. The remaining throughput on the system during that period was from five third-party shippers.

•
Supply. The Pinnacle gathering system is well positioned to provide sour gas gathering and treating services to the five-county area over which it extends, including the Cotton Valley Lime and Reef formations, which contain relatively high concentrations of hydrogen sulfide and carbon dioxide.

•	Delivery points. The Pinnacle gathering system is connected to the following pipelines:

◦	Atmos Energy’s Texas pipeline;

◦	Midcoast Energy Partners, LP’s East Texas system;

◦	Energy Transfer Fuels’ pipeline;

◦	Enterprise Texas Pipeline, LP’s pipeline;

◦	ETC Texas Pipeline, Ltd’s pipeline; and

◦	the Tejas pipeline.

These pipelines provide transportation to the Carthage, Waha and Houston Ship Channel market hubs in Texas.

Mont Belvieu JV fractionation trains

•
Customers. The Mont Belvieu JV does not directly contract with customers, but rather is allocated volumes from Enterprise based on the available capacity of the other trains at Enterprise’s NGL fractionation complex in Mont Belvieu, Texas.

•
Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines that terminate there, including the Seminole pipeline, Skelly-Belvieu Pipeline Company, LLC’s pipeline and TEP. Individual NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminal.

South Texas

Brasada gathering system, stabilization facility and processing complex

•	Customers. Anadarko provides 100% of the throughput to the Brasada complex. Anadarko delivers gas and condensate to the plant on behalf of itself and its upstream partners.

•	Supply. Supply of gas and NGLs for the facility comes from Anadarko’s production in the Eagleford shale, in which Anadarko controls 416,000 gross acres.

•
Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream, LLC. It delivers the NGLs into the South Texas NGL Pipeline System operated by Enterprise.

West Texas

Haley gathering system

•	Customers. Anadarko’s production represented 68% of the Haley gathering system’s throughput for the year ended December 31, 2014. The remaining throughput was attributable to one third-party producer.

•	Supply. As of December 31, 2014, Anadarko had access to 445,000 gross acres in the greater Delaware Basin, a portion of which is gathered by the Haley gathering system.

•
Delivery points. The Haley gathering system has multiple delivery points. The primary delivery points are to Kinder Morgan, Inc.’s El Paso Natural Gas pipeline (“El Paso pipeline”) or Enterprise GC, LLC’s pipeline for ultimate delivery into ETP’s Oasis pipeline (“Oasis pipeline”). WES also has the ability to deliver into Southern Union Energy Services’ pipeline for further delivery into the Oasis pipeline. The pipelines at these delivery points provide transportation to both the Waha and Houston Ship Channel markets.

DBM gathering system, treating facility and processing complex. The DBM complex includes 300 MMcf/d of cryogenic processing capacity, 1,800 gpm of amine treating capacity and a 253-mile rich gas gathering system, which has both high and low pressure segments.

•
Customers. Gas gathered and processed through the DBM complex is primarily from nine third party producers, with the three largest producers providing 77% of the system throughput for the year ended December 31, 2014.

•
Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Springs and Wolfcamp formations in the Delaware Basin portion of the Permian Basin. Anadarko currently holds 445,000 gross acres within the Delaware Basin.

•
Delivery points. Residue gas produced at the facility is delivered to an interconnect with the El Paso pipeline. NGL production is delivered to an interconnect with DCP’s Sand Hills pipeline. As of December 31, 2014, there was an additional NGL interconnect under construction at WES’s DBM complex with an expected in-service date during the first quarter of 2015.

TRANSPORTATION

Overview

Location	Asset	Type	Compressor Stations	Operational Horsepower	Pipeline Miles
Northeast Wyoming	MIGC (1)	Gas	10	24,828	262
Southwest Wyoming	OTTCO	Gas	1	3,174	217
Utah	GNB NGL (1)	NGL	—	—	32
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil	—	—	526
Colorado, Oklahoma, Texas	FRP (1) (3)	NGL	1	7,500	435
Texas, Oklahoma	TEG	NGL	6	1,895	117
Texas	TEP (1) (3)	NGL	1	25,000	593
Total			19	62,397	2,182

(1)	MIGC, GNB NGL, White Cliffs, FRP and TEP are regulated by the Federal Energy Regulatory Commission (“FERC”).

(2)	WES owns a 10% interest in the White Cliffs pipeline, which is operated by a third party.

(3)	WES owns a 20% interest in TEG and TEP and a 33.33% interest in FRP. All three systems are operated by third parties.

Rocky Mountains - Northeast Wyoming

MIGC transportation system

•
Customers. Anadarko is the largest firm shipper on the MIGC system, with 87% of throughput for the year ended December 31, 2014. The remaining throughput on the MIGC system was from 17 third-party shippers. MIGC offers both forward-haul and backhaul transportation services and is certificated for 175 MMcf/d of firm transportation capacity.

•
Supply. As of December 31, 2014, Anadarko had a working interest in over 1.1 million gross acres within the Powder River Basin. Anadarko’s gross acreage includes substantial undeveloped acreage positions in the Big George coal play and the multiple seam coal fairway to the north of the Big George coal play. MIGC receives gas from various coal-bed methane gathering systems throughout the Powder River Basin and the Hilight system, as well as from WBI Energy Transmission, Inc. on the north end of the transportation system.

•	Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦	CIG;

◦	TIGT; and

◦	WIC.

Volumes can also be delivered to MGTC.

Rocky Mountains - Southwest Wyoming

OTTCO transportation system

•
Customers. For the year ended December 31, 2014, 12% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. Most of OTTCO’s gas transportation agreements are month-to-month with the remainder generally having terms of less than one year. OTTCO has one current third-party firm transportation agreement for 21 MMBtu/d, which extends through December 2021.

•
Supply and delivery points. Supply points to the OTTCO transportation system include the Granger complex and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities and an interconnection with Kern River pipeline.

Rocky Mountains - Utah

GNB NGL pipeline

•	Customers. Anadarko was the only shipper on the GNB NGL pipeline for the year ended December 31, 2014.

•	Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas processing facility and Tesoro’s Stagecoach/Iron Horse gas processing complex.

•
Delivery points. The GNB NGL pipeline delivers NGLs to MAPL, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGL fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Colorado

White Cliffs pipeline

•
Customers. The White Cliffs pipeline had multiple committed shippers, including Anadarko, during the year ended December 31, 2014. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual pipeline system provides 150 MBbls/d of crude takeaway capacity from Platteville, Colorado to Cushing, Oklahoma. White Cliffs is currently undergoing an expansion project that will increase the pipeline’s capacity to over 200 MBbls/d. These expansion projects are scheduled to be completed in mid-to-late 2015.

•	Supply. The White Cliffs pipeline is supplied by production from the DJ Basin and offers the only direct route from the DJ Basin to Cushing, Oklahoma.

•
Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries. At the point of origin, it has a 300,000-barrel storage facility adjacent to a truck-unloading facility.

Texas

TEFR Interests

•
Front Range Pipeline. FRP provides takeaway capacity from the DJ Basin in Northeast Colorado. FRP has injection points from gas plants in Weld County, Colorado (including WES’s Lancaster plant), which is part of the DJ Basin complex (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. During the year ended December 31, 2014, FRP had two committed shippers, including Anadarko, and provides capacity for other shippers at the posted FERC tariff rate.

•
Texas Express Gathering. TEG consists of two NGL gathering systems that provide plants in North Texas, the Texas panhandle and West Oklahoma with access to NGL takeaway capacity on TEP. TEG had one committed shipper during the year ended December 31, 2014.

•
Texas Express Pipeline. TEP delivers to NGL fractionation and storage facilities in Mont Belvieu, Texas. At Skellytown, Texas, TEP is supplied with NGLs from other pipelines including FRP and MAPL. TEP had multiple committed shippers, including Anadarko, during the year ended December 31, 2014 and provides capacity for other shippers at the posted FERC tariff rates.

Assets Under Development

WES currently has the following significant projects scheduled for completion in 2015 and 2016.

•
Lancaster Train II in the DJ Basin: WES is currently constructing the second train of the Lancaster plant, which is part of the DJ Basin complex. The second train is designed to have a capacity of 300 MMcf/d and is expected to begin service during the second quarter of 2015. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee of 200 MMcf/d, which will begin on the plant’s in-service date.

•
DBM Trains IV and V in West Texas: WES is currently preparing for the construction of an additional cryogenic unit at its DBM complex with 200 MMcf/d of designed processing capacity and an in-service date expected during the first quarter of 2016. WES has also made progress payments towards the construction of another cryogenic unit at its DBM complex (Train V), with an expected in-service date of mid-2016.

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

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants at December 31, 2014.

System	Competitor(s)

Anadarko-Operated Marcellus Interest gathering systems	Regency Energy Partners LP (formerly PVR Midstream) and National Fuel Gas Midstream Corporation
Bison treating facility	Thunder Creek Gas Services, LLC and Fort Union (treating only)
Brasada gathering system, stabilization facility and processing complex	Enterprise, ETP and Kinder Morgan, Inc.
Chipeta processing complex	Tesoro and Kinder Morgan, Inc.
Dew and Pinnacle gathering systems and Pinnacle treating facility	ETC Texas Pipeline, Ltd., Midcoast Energy Partners, LP (East Texas), XTO Energy and the Tejas pipeline
DJ Basin gathering system, treating facility and processing complex	DCP and AKA Energy Group, LLC
Fort Union gathering system and treating facility	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, LLC and TransCanada Corporation
Granger gathering system and processing complex	Williams Field Services, Enterprise/Jonah Gas Gathering Company and Tesoro
Haley gathering system	Anadarko’s Delaware Basin Joint Venture, Enterprise GC, LP, Regency Gas Services, LP and Targa Midstream Services, LP
Helper and Clawson gathering systems and treating facilities	XTO Energy
Hilight gathering system and processing plant	DCP, ONEOK Gas Gathering Company, Thunder Creek Gas Services, LLC, Crestwood-Access, Tallgrass Energy Partners, LP and Rowdy Gathering Company
Hugoton gathering system	ONEOK Gas Gathering Company, DCP and Linn Energy
Mont Belvieu JV fractionation trains	Targa Resources LP, Phillips 66, Lone Star NGL LLC and ONEOK Partners, LP
Newcastle gathering system and processing plant	DCP
Non-Operated Marcellus Interest gathering systems	Regency Energy Partners, LP (formerly PVR Midstream)
DBM gathering system, treating facility and processing complex	Anadarko’s Delaware Basin Joint Venture, Regency Gas Services, Enterprise GC, LP and Targa Midstream, LP
Red Desert gathering system and processing complex	Williams Field Services and Tesoro
Rendezvous gathering system	No significant direct competition

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, LLC, TransCanada Corporation’s Bison pipeline, which commenced operations in January 2011, and the Fort Union gathering system. The White Cliffs pipeline and the OTTCO transportation system face no direct competition from other pipelines, although White Cliffs pipeline shippers could sell crude oil in local markets or ship crude via rail services rather than via pipeline to Cushing, Oklahoma. The TEFR interests compete with DCP’s Sand Hills pipeline, West Texas LPG Pipeline LP’s pipeline and the Seminole pipeline.

REGULATION OF OPERATIONS

Safety and Maintenance

Many of the pipelines WES uses to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (the “DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (the “PSI Act”) and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. WES believes that its pipeline operations are in substantial compliance with applicable NGPSA and HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs.
These pipeline safety laws were amended in January 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directed the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, pipeline material strength testing, verification of the maximum allowable pressure of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmissions pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder could require WES to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any of which could result in WES incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

In addition, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. WES does not anticipate any significant difficulty or material cost in complying with applicable intrastate pipeline safety laws and regulations in 2015. WES’s pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements. WES, or the entities in which it owns an interest, inspect their pipelines regularly in substantial compliance with applicable state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states in which we operate that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on WES and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in response to an August 2014 report from the U.S. Government Accountability Office (the “GAO”), PHMSA stated that it is developing revisions to its pipeline safety regulations, including consideration of the need to adopt safety requirements for gas gathering pipelines that are not currently subject to regulation.
WES is also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. The OSHA hazard communication standard, the community right-to-know regulations of the U.S. Environmental Protection Agency (the “EPA”) under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in WES’s operations and that such information be provided to employees, state and local government authorities and citizens. WES and the entities in which it owns an interest are also subject to OSHA’s Process Safety Management (“PSM”) regulations as well as EPA’s Risk Management Program (“RMP”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We believe that WES is in substantial compliance with all applicable laws and regulations relating to worker health and safety. However, notwithstanding the applicability of these PSM and RMP requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in the past expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. These actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such legal challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

Interstate Natural Gas Pipeline Regulation

Regulation of pipeline transportation services may affect certain aspects of WES’s business and the market for its products and services.
The operation of WES’s MIGC pipeline and WES’s natural gas residue pipeline at the tailgate of the DBM complex (the “DBM pipeline”) are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

•	rates, services, and terms and conditions of service;

•	types of services that may be offered to customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	maintenance of accounts and records;

•	internet posting requirements for available capacity, discounts and other matters;

•	pipeline segmentation to allow multiple simultaneous shipments under the same contract;

•	capacity release to create a secondary market for transportation services;

•	relationships between affiliated companies involved in certain aspects of the natural gas business;

•	initiation and discontinuation of services;

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas and NGLs; and

•	participation by interstate pipelines in cash management arrangements.

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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as the unitholders of us or WES, are subject to U.S. income tax. This policy affects whom we and WES allow to own WGP or WES units, and if we or WES are not successful in limiting ownership to persons or entities subject to U.S. income tax, the rates and revenues for FERC-regulated pipelines could be adversely affected.
Interstate natural gas pipelines regulated by FERC are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates (unless FERC has granted a waiver of such standards). FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes. FERC’s market manipulation regulations promulgated pursuant to the Energy Policy Act of 2005 (the “EPAct 2005”) make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (the “NGPA”) to give FERC authority to impose civil penalties for violations of these statutes, up to $1.0 million per day per violation for violations occurring after August 8, 2005. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Interstate Liquids Pipeline Regulation

Regulation of interstate liquids pipeline services may affect certain aspects of WES’s business and the market for its products and services.
WES’s NGL pipelines with FERC tariffs on file provide service as common carriers under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. FERC regulation requires that interstate liquid pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory.
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

Natural Gas Gathering Pipeline Regulation

Regulation of gathering pipeline services may affect certain aspects of WES’s business and the market for its products and services. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC. We believe that WES’s natural gas pipelines meet the traditional tests that FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of WES’s pipelines other than MIGC and the DBM pipeline. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, so the classification and regulation of WES’s gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. WES’s natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. WES’s natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on WES’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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
FERC’s anti-manipulation rules apply to non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. In addition, FERC’s market oversight and transparency regulations may also apply to otherwise non-jurisdictional entities to the extent annual purchases and sales of natural gas reach a certain threshold. As noted above, FERC’s civil penalty authority under EPAct 2005 would apply to violations of these rules.

Intrastate Pipeline Regulation

Regulation of intrastate pipeline services may affect certain aspects of WES’s business and the market for its products and services. Intrastate natural gas and liquids transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate shippers within the state on a comparable basis, WES believes that the regulation of intrastate transportation in any states in which WES operates will not disproportionately affect WES’s operations. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of the products that WES produces, as well as the revenues WES receives for sales of such products.
In the event any of WES’s intrastate pipelines offer natural gas transportation services under Section 311 of the NGPA, such pipelines will be required to meet certain quarterly reporting requirements providing detailed transaction information which could be made public. Such pipelines will also be subject to periodic rate review by FERC. In addition, FERC’s anti-manipulation, market oversight, and market transparency regulations may extend to intrastate natural gas pipelines although they may otherwise be non-jurisdictional, and FERC’s civil penalty authority under EPAct 2005 would apply to violations of these rules.

Financial Reform Legislation

For a description of financial reform legislation that may affect WES’s business, financial condition and results of operations, please read Risk Factors under Item 1A of this Form 10-K for more information.

ENVIRONMENTAL MATTERS

General

WES’s operations are subject to stringent federal, tribal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact WES’s business activities in many ways, such as requiring the acquisition of permits to conduct regulated activities; restricting the way WES emits, discharges or disposes of its wastes; limiting or prohibiting construction activities in sensitive areas, such as wetlands and other protected areas; requiring remedial actions to mitigate pollution from former and current operations; and imposing substantial liabilities for pollution resulting from WES’s operations. Failure to comply with these requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining performance of some or all of WES’s operations. Also, certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hydrocarbons or wastes have been disposed or released. WES’s operations and construction activities are also subject to state and local ordinances that requires WES to take curative actions to reduce or mitigate nuisance-type conditions such as excessive levels of dust or noise or increased traffic congestion.
WES has implemented programs and policies designed to keep its pipelines, plants and other facilities in substantial compliance with environmental laws and regulations. The trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts WES currently anticipates. While WES believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect it, there is no assurance that the current conditions will continue in the future or that such future compliance will not have a material adverse effect on WES’s business, financial conditions or results of operations.
Below is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to WES’s business.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. WES generates materials in the course of its ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws.
WES also generates non-hazardous and hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes. While the RCRA regulates both non-hazardous and hazardous wastes, it imposes more stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of WES’s operations and WES’s customer’s operations, wastes are generated constituting non-hazardous waste and, in some instances, hazardous wastes.
WES owns or leases properties where petroleum hydrocarbons are being or have been handled for many years. WES has generally used operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by WES, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under WES’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from various industrial sources, including WES’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that WES obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. WES’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. WES may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard (the “NAAQS”) for ozone, recommending a standard between 65 to 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards, protective of public health and public welfare, respectively. The current primary and secondary ozone standards are each set at 75 ppb. In June 2014, the Clear Air Scientific Advisory Committee concluded that scientific evidence supported a standard between 60 to 70 ppb. Ultimately, the EPA decided to propose a new standard between 65 and 70 ppb, but is taking comment on whether a 60 ppb standard should be established for the primary standard or whether the existing 75 ppb standard should be retained. Compliance with existing and potential regulatory requirements, such as the proposed lowering of the ozone standard, may require modifications to certain operations, including the installation of new emission controls on WES’s surface equipment that could result in longer permitting timelines, as well as a significantly increase in WES’s operational costs, including increased capital expenditures and operation costs, which could adversely impact WES’s business. The EPA expects to issue a final rule by October 1, 2015.

Climate Change

The EPA has adopted regulations under the Clean Air Act that, among other things, establish construction and operating permit reviews for greenhouse gas (“GHG”) emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain operating permits for their GHG emissions are required to meet best available control technology standards that typically are established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States including, among others, onshore processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. WES is monitoring GHG emissions from its facilities in accordance with current GHG emissions reporting requirements in a manner that it believes is in substantial compliance with applicable reporting obligations and is currently assessing the potential impact that the December 9, 2014 proposed rule may have on its future reporting obligations, should the proposal be adopted.
In January 2015, the Obama Administration announced plans to reduce GHGs by regulating methane emissions from the oil and natural gas sector. The Obama Administration stated that they will seek to reduce methane emissions in the oil and natural gas sector by 40 to 45 percent from 2012 levels by 2025. There are a number of elements involved in the plan, including efforts by the EPA, the DOT and the Department of the Interior. As to the EPA, the Obama Administration announced that the EPA will propose new source rules for methane this summer and seek to finalize them in 2016.
Also, Congress has from time to time considered legislation to reduce emissions of GHGs and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulation that requires reporting of GHGs or otherwise restricts emissions of GHGs from WES or its customers’ equipment and operations could require WES or its customers to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for WES’s services.

Water Discharges

The federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters, as well as waters of the United States and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance.
The federal Oil Pollution Act of 1990 (the “OPA”) which amends the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes, among others, owners and operators of onshore facilities, such as our plants and pipelines.

Hydraulic Fracturing

Although WES does not directly engage in hydraulic fracturing, WES’s customers do conduct such activities. Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or oil from low permeability hydrocarbon bearing subsurface rock formations. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA and the federal Bureau of Land Management (“BLM”). From time to time, the U.S. Congress has considered legislation to provide for federal regulation of hydraulic fracturing, but in the absence of any laws adopted by Congress, a growing number of states, including those in which WES operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, in December 2014, the state of New York prohibited hydraulic fracturing altogether. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA, which is planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. The results of such review or studies could spur initiatives to further regulate hydraulic fracturing. The adoption of new laws or regulations at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for WES’s customers to complete wells, increase its customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for WES’s gathering and processing services.

Endangered Species Considerations

The Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered for migratory birds under the Migratory Bird Treaty Act. If endangered species are located in areas of the underlying properties where WES wishes to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to review and consider the listing of numerous species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where WES or its oil and natural gas exploration and production customers operate could cause WES or its customers to incur increased costs arising from species protection measures and could result in delays or limitations in WES’s customers’ performance of operations, which could reduce demand for its midstream services.

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

EMPLOYEES

We, our general partner, WES and WES GP have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s Board of Directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s Board of Directors. As of December 31, 2014, Anadarko employed 360 people who provided direct support to WES’s field operations and our activities. All of the employees required to conduct and support WES’s operations and our activities are employed by Anadarko and are covered either under a services and secondment or omnibus agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good.

Item 1A.  Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and statements by management, forward-looking statements concerning WES’s operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.
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

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations of WES, and WES’s ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which WES is doing business;

•	federal, state and local laws, including those that limit Anadarko and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to use the WES RCF;

•	the creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate a substantial majority of the commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and our general partner, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	our or WES’s ability to acquire assets on acceptable terms;

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

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

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.70 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

WES GP, with our consent but without the consent of our unitholders, may limit or modify the incentive distributions we are entitled to receive from WES, which may reduce cash distributions to you.

We own WES GP, which owns the IDRs in WES that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by WES as certain target distribution levels in excess of $0.345 per WES unit are reached in any quarter. A growing portion of the cash flow we receive from WES is expected to be provided by these IDRs.
WES, like other publicly traded partnerships, will generally only undertake an acquisition or expansion capital projects if, after giving effect to related costs and expenses, the transaction would be expected to be accretive, meaning it would increase cash distributions per unit in future periods. Because WES GP currently participates in the IDRs at all levels, including the highest sharing level of 48.0%, it is more difficult for an acquisition or capital project to show accretion for the common unitholders of WES than if the IDRs received less incremental cash flow. As a result, WES GP may determine, in certain cases, to propose a reduction in the IDRs to facilitate a particular acquisition or expansion capital project. Such a reduction may relate to all of the cash flow on the IDRs or only to the expected cash flow from the transaction and may be either temporary or permanent in nature.
Our partnership agreement authorizes our general partner to approve any waiver, reduction, limitation or modification of or to WES’s IDRs without the consent of our unitholders. In determining whether or not to approve any such waiver or modification, our general partner’s Board of Directors or its Special Committee may consider whatever information it believes appropriate in making such determination. Our general partner’s Board of Directors or its Special Committee must also believe that any such modification is in the best interest of our partnership. Any determination with respect to such modification could include consideration of one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions, which are difficult to predict. Realization of many of the assumptions will be beyond our general partner’s control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period.
If distributions on the IDRs were reduced for the benefit of the WES common units, the total amount of cash distributions we would receive from WES, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

In the future, we may not have sufficient cash to pay distributions at our current rate or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.70 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the Board of Directors of our general partner may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions WES does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our rate of growth may be reduced to the extent we purchase additional WES common units, which will reduce the percentage of our cash flow that we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of WES through the use of our capital resources, including by purchasing WES common units or lending funds to WES to finance acquisitions or internal growth projects. To the extent we purchase common units, or securities not entitled to a current distribution from WES, the rate of our distribution growth may be reduced, at least in the short term, because a smaller percentage of our cash distributions will come from our ownership of the WES IDRs, the distributions on which increase at a faster rate than those of the other securities we hold.

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

Our indirect ownership of all the IDRs in WES entitles us to receive specified percentages of total cash distributions made by WES with respect to any particular quarter only in the event that WES distributes more than $0.345 per unit for such quarter. As a result, the holders of WES’s common units have a priority over us to cash distributions by WES up to and including $0.345 per unit for any quarter.
Because we are currently participating at the 48.0% level on the IDRs, future growth in distributions paid by WES will not result in an increase in our share of incremental cash distributed by WES. Furthermore, a decrease in the amount of distributions by WES to less than $0.450 per unit per quarter would reduce our percentage of the incremental cash distributions above $0.375 per common unit per quarter from 48.0% to 23.0%, and a decrease in the amount of distributions by WES to levels below the other established target distribution levels would similarly reduce our percentage of the incremental cash distributions from WES. As a result, any reduction in quarterly cash distributions from WES would have the effect of disproportionately reducing the amount of all distributions that we receive from WES based on our indirect ownership of the IDRs in WES as compared to cash distributions we receive from WES with respect to our indirect general partner interest in WES and our WES common units.

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

We currently manage WES through WES GP, our wholly owned subsidiary. WES’s partnership agreement, however, gives unitholders of WES the right to remove the general partner of WES upon the affirmative vote of holders of 66 2/3% of WES’s outstanding units. If WES GP were to be removed as general partner of WES, it would receive cash or WES common units in exchange for its 1.8% general partner interest and the IDRs and would lose its ability to manage WES. While the WES common units or cash WES GP would receive are intended under the terms of WES’s partnership agreement to fully compensate it in the event such an exchange is required, the value of these WES common units or of the investments WES GP makes with the cash over time may not be equivalent to the value of the general partner interest and the IDRs had it retained them. Furthermore, the conversion of the IDRs into WES common units would disproportionately impact the amount of cash distributions to which we are entitled with respect to increases in WES distributions.
In addition, if WES GP is removed as general partner of WES, we would face an increased risk of being deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”).

Our ability to sell our partnership interests in WES may be limited by securities law restrictions and liquidity constraints.

WGP and affiliates own 49,296,205 WES common units, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended. Unless we exercise our registration rights with respect to these common units, we will be limited to selling into the market in any three-month period an amount of WES common units that does not exceed the greater of 1.0% of the total number of WES common units outstanding or the average weekly reported trading volume of the WES common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations under WES’s partnership agreement on our ability to sell WES general partner units and the IDRs and the market for such interests is illiquid.

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

WES has wide latitude to issue additional limited partner interests on the terms and conditions established by its general partner. We receive cash distributions from WES on the general partner interests, IDRs and limited partner interests that we hold. Because we expect a growing portion of the cash we receive from WES to be attributable to our ownership of the IDRs, payment of distributions on additional WES limited partner interests may increase the risk that WES will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

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

Before we can pay distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes. In addition, we may reserve funds to allow our wholly owned subsidiary, WES GP, to make capital contributions to WES when WES issues additional common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Anadarko or other large holders.

We had 218,909,977 common units outstanding as of December 31, 2014. Anadarko currently holds 193,387,365 common units, representing 88.3% of our outstanding common units. On January 15, 2014, Anadarko’s shelf registration statement became effective, registering the offer and sale of up to 40 million, or 18.3%, of our common units from time to time. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Increases in interest rates may cause the market price of our common units, or WES’s common units, to decline.

Interest rates may increase in the future, whether because of inflation, increased yields on U.S. Treasury obligations or otherwise. As is true with other MLPs (the common units of which are often viewed by investors as yield-oriented securities), the price of our and WES’s common units are impacted by our and WES’s levels of cash distributions and implied distribution yields. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units or WES’s common units, and a rising interest rate environment could have an adverse impact on our unit price, WES’s unit price, and our and WES’s ability to make cash distributions at intended levels.

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

Anadarko, the owner of our general partner, owns an 88.3% limited partner interest in us. Conflicts of interest may arise among our general partner and its affiliates (including Anadarko), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our general partner’s officers and directors have duties to manage our business in a manner that is beneficial to us, our unitholders and the owner of our general partner, Anadarko. However, a majority of our general partner’s directors and all of its officers are also officers and/or directors of WES GP, which has duties to manage the business of WES in a manner beneficial to WES and WES’s unitholders. Consequently, these directors and officers may encounter situations in which their obligations to WES on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.
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

If at any time more than 95% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner’s affiliates own 88.3% of our common units.

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

WES relies on Anadarko for a substantial majority of the natural gas that it gathers, treats, processes and transports. For the year ended December 31, 2014, 48% of WES’s total gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) was comprised of natural gas production owned or controlled by Anadarko. For the year ended December 31, 2014, 57% of WES’s total processing throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. Anadarko may suffer a decrease in production volumes in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may reduce its drilling activity in WES’s areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

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

•	Anadarko’s ability to replace reserves;

•	Anadarko’s operations in foreign countries, which are subject to political, economic and other uncertainties;

•	Anadarko’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	adverse effects from current or future litigation.

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
Please see Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2014 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

Lower natural gas, NGL or oil prices could adversely affect WES’s business.

Sustained low natural gas, NGL or crude oil prices impact natural gas and oil exploration and production activity levels and can result in a decline in the production of hydrocarbons over the medium to long term, resulting in reduced throughput on WES’s systems. Such a decline also potentially affects the ability of WES’s vendors, suppliers and customers to continue operations. As a result, sustained lower natural gas and crude oil prices could have a material adverse effect on WES’s business, results of operations, financial condition and its ability to pay cash distributions to its partners, including us.
In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond WES’s control. For example, market prices for natural gas declined substantially from the highs achieved in 2008 and have remained depressed for several years. More recently, uncertain global demand and the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to a substantial drop in crude oil prices. For example, daily settlement prices for New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil ranged from a high of $107.26 per barrel to a low of $53.27 per barrel during 2014. Daily settlement prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu during 2014. Additional factors impacting commodity prices include the following:

•	domestic and worldwide economic and geopolitical conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered fields or deploy new technologies to existing fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported or a market for exported liquefied natural gas (“LNG”);

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials, such as in the Mid-Continent or Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the forecasted supply and demand for, and prices of, natural gas, NGLs and other commodities.

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

For the year ended December 31, 2014, 20% of WES’s gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.
WES pursues various strategies to seek to reduce its exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016 to manage a substantial majority of the commodity price risk otherwise inherent in its percent-of-proceeds and keep-whole contracts. To the extent that WES engages in price risk management activities such as the commodity price swap agreements, it may be prevented from realizing the full benefits of price increases above the levels set in those agreements. In addition, WES’s commodity price management may expose it to the risk of financial loss in certain circumstances, including if the counterparties to its hedging or other price risk management contracts fail to perform under those arrangements.

On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. WES may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, it may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement may be less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it is currently not exposed, because WES’s current commodity price swap agreements with Anadarko are based on actual WES volumes.
Additionally, if WES is unable to effectively manage the risk associated with its contracts that have commodity price exposure, it could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for our gathering and processing services.

While WES does not conduct hydraulic fracturing, WES’s customers do conduct such activities. The U.S. Congress has, from time to time, considered legislation to provide for federal regulation of hydraulic fracturing, but while the Congress has not adopted any such laws in recent years, several federal agencies, including the EPA and the BLM, have asserted regulatory authority over aspects of the process. In addition, a growing number of states, including those in which WES operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Moreover, more stringent regulation of hydraulic fracturing may occur at the local level, resulting in the need to comply with local measures in addition to regulations typically imposed by state oil and gas commissions and similar agencies. If state or local restrictions are adopted in WES’s areas of operations, such as in the Wattenberg field, WES’s customers, including Anadarko, may incur significant compliance costs or may experience delays or curtailment in the pursuit of their exploration, development, or production activities, and possibly be limited or precluded in the drilling of certain wells altogether. Any adverse impact on WES’s customers’ activities would have a corresponding negative impact on WES’s throughput volumes. Accordingly, such restrictions or prohibitions could have a material adverse effect on WES’s business, prospects, results of operations, financial condition, cash flows, and ability to make distributions to its unitholders. Increased regulation of the hydraulic fracturing process could also lead to greater opposition to, and litigation over, oil and gas production activities using hydraulic fracturing techniques.
For example, in exchange for the withdrawal of several initiatives relating to hydraulic fracturing and other oil and gas operations proposed for inclusion on the Colorado state ballot in November 2014, the governor of Colorado created the Task Force on State and Local Regulation of Oil and Gas Operations in September 2014 to make recommendations to the state legislature regarding the responsible development of Colorado’s oil and gas resources. Although it is early in the process, it is possible that, as a result of the task force’s recommendations, Colorado could adopt new policies or legislation relating to oil and natural-gas operations, including measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and natural-gas operations or require greater distances between well sites and occupied structures. Moreover, states could elect to prohibit hydraulic fracturing altogether, as did the state of New York in December 2014.
In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. The results of these existing or any future reviews and studies could spur initiatives to further regulate hydraulic fracturing.

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

Global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in oil and natural gas exploration and production. The repricing of credit risk and the current relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. Further, WES may be unable to obtain adequate funding under the WES RCF if its lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, WES cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, WES may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on WES’s financial condition, results of operations, cash flows and ability to make cash distributions to its partners, including us.

Restrictions in the indentures governing WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes” and together with the 2021 Notes, the 2022 Notes, and the 2018 Notes “the WES Notes”) or the WES RCF may limit WES’s ability to capitalize on acquisitions and other business opportunities.

The operating and financial restrictions and covenants in the indentures governing the WES Notes and in the WES RCF and any future financing agreements could restrict WES’s ability to finance future operations or capital needs or to expand or pursue business activities associated with WES’s subsidiaries and equity investments. The WES RCF contains, and with respect to the second, fourth and fifth bullets below, the indentures governing the WES Notes contain, covenants that restrict or limit WES’s ability to do the following:

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

The amount of cash WES has available for distribution depends primarily upon its cash flows and not solely on profitability, which will be affected by non-cash items. As a result, WES may make cash distributions for periods in which it records losses for financial accounting purposes and may not make cash distributions for periods in which it records net earnings for financial accounting purposes.

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

If natural gas and NGL prices continue to decrease, WES may be required to write down the value of its midstream properties if the estimated future cash flows from these properties fall below their net book value. Because WES is an affiliate of Anadarko, the assets WES acquires from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, WES may be at an increased risk for impairments because the initial book values of substantially all of its assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts WES paid to acquire such assets.
Further, at December 31, 2014, WES had $384.4 million of goodwill on its balance sheet. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, similar to the carrying value of the assets WES acquired from Anadarko, part of WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.
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

The interstate natural gas pipelines owned by WES are subject to regulation by FERC under the NGA and the EPAct 2005. If WES fails to comply with all applicable FERC-administered statutes, rules, regulations and orders, WES could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
The interstate liquids pipelines owned by WES are common carriers and are subject to regulation by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders.

FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Accordingly, action by FERC could adversely affect WES’s ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on WES’s business, financial condition, results of operations, and cash available for distribution. For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as WES’s unitholders, are subject to U.S. income tax. This policy affects whom WES allows to own its units, and if WES is not successful in limiting ownership of its units to persons or entities subject to U.S. income tax, WES’s FERC-regulated rates and revenues for its FERC-regulated gas and liquids pipelines could be adversely affected.

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

Climate change legislation or regulatory initiatives could increase WES’s operating and capital costs and could decrease demand for its midstream services.

The EPA has adopted regulations under the Clean Air Act that establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Facilities subject to these permitting requirements for their GHG emissions also will be required to meet BACT standards that typically are established by the states. Compliance with these permitting programs could restrict or delay our ability to obtain air permits for new or modified sources. The EPA has also adopted rules establishing a reporting program requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States including, among others, onshore processing, transmission, storage and distribution facilities. In January 2015, the Obama Administration announced plans to reduce GHGs by regulating methane emissions from the oil and natural gas sector. The Obama Administration stated that they will seek to reduce methane emissions in the oil and natural gas sector by 40 to 45 percent from 2012 levels by 2025. There are a number of elements involved in the plan, including efforts by the EPA, DOT and Department of the Interior. As to the EPA, the Obama Administration announced that the EPA will propose new source rules for methane this summer and seek to finalize them in 2016.

Congress has from time to time considered legislation to reduce emissions of GHGs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emissions allowances in return for emitting those GHGs. The increased costs of operations or delays in drilling that could be associated with climate change legislation may reduce drilling activity by Anadarko or third-party producers in WES’s areas of operation, with the effect of reducing the throughput available to WES’s systems. Further, the adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from WES’s equipment and operations could require WES to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas and NGLs it gathers and processes. Such developments could materially adversely affect WES’s financial position, results of operations and cash available for distribution to its unitholders.

Derivatives legislation could have an adverse effect on WES’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us and Anadarko, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other federal regulators to promulgate rules and regulations implementing the Dodd-Frank Act. The CFTC has finalized the majority of its regulations, but others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be.
In its rulemaking under the Dodd-Frank Act, the CFTC has proposed regulations to set position limits for certain futures contracts in designated physical commodities including, among others, oil and natural gas, and for options and swaps that are their economic equivalent. Certain bona fide hedging positions would be exempt from these position limits under the regulations as currently proposed. It is not possible at this time to predict when the CFTC will finalize these regulations or whether the proposed rules will be modified prior to becoming effective, so the impact of those provisions on us or WES is uncertain at this time.
As part of the Dodd-Frank reforms, the CFTC has designated certain types of swaps (thus far, interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent WES engages in such transactions or transactions that become subject to such rules in the future, WES will be required to comply or to take steps to qualify for an exemption to such requirements. Although WES is availing itself of the end-user exception to the mandatory clearing and exchange trading requirements for swaps designed to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that WES and Anadarko use for hedging.
The Dodd-Frank Act requires that regulators establish margin rules applicable to uncleared swaps. However, a recent amendment to the act and the CFTC’s proposed margin rule exempt from the margin requirements certain uncleared swaps with end users. It is not possible at this time to predict whether the proposed rule will be modified to impose any limitations on the exemption. To the extent that any final margin rules limit the exemption with respect to WES’s swap activity, WES could be required to post initial or variation margin, which would impact liquidity and reduce WES’s cash. This would in turn reduce WES’s ability to execute hedges to reduce risk and protect cash flows.
The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce WES’s ability to monetize or restructure existing commodity price contracts. The financial reform legislation may also require some counterparties to spin off some of their derivative activities to separate entities that may not be as creditworthy, thereby increasing the credit risk associated with WES’s hedging activities. If WES reduces the use of commodity price contracts as a result of the legislation and regulations, WES’s results of operations may become more volatile and cash flows may be less predictable, which could adversely affect WES’s ability to plan for and fund capital expenditures and make cash distributions to unitholders. Further, to the extent WES’s revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.
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

Pursuant to authority under the NGPSA and the HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact a high consequence area; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines. At this time, WES cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause WES to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the safe and reliable operation of its pipelines.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject WES to increased capital costs, operational delays and costs of operation.

The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing, and verification of the maximum allowable pressure of certain pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

WES is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

WES’s operations are subject to stringent and complex federal, tribal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relate to environmental protection. These environmental laws and regulations may impose numerous obligations that are applicable to WES’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from its pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from WES’s operations or existing at its owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of WES’s operations.

There is an inherent risk of incurring significant environmental costs and liabilities in connection with WES’s operations due to historical industry operations and waste disposal practices, WES’s handling of hydrocarbon wastes and potential emissions and discharges related to its operations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of substances or wastes on, under or from WES’s properties and facilities, many of which have been used for midstream activities for many years, often by third parties not under WES’s control. Private parties, including the owners of the properties through which WES’s gathering or transportation systems pass and facilities where WES’s wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on WES’s results of operations or financial condition.

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

WES has partial ownership interests in several joint venture legal entities which WES does not operate or control. As a result, among other things, WES may be unable to control the amount of cash it will receive or retain from the operation of these entities and WES could be required to contribute significant cash to fund its share of their operations, which could adversely affect WES’s ability to distribute cash to its partners, including us.

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

In addition, for the Fort Union, White Cliffs, Rendezvous and Mont Belvieu JV entities in which WES has a minority ownership interest, WES is unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that WES may be required to fund. Further, Fort Union, White Cliffs, Rendezvous or the Mont Belvieu JV may establish reserves for working capital, capital projects, environmental matters and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could significantly and adversely impact WES’s ability to make cash distributions to its partners, including us.
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

On some of its systems, WES relies on third-party customers for substantially all of its revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts or otherwise, could reduce WES’s ability to make cash distributions to its partners, including us.

The loss of, or difficulty in attracting and retaining, experienced personnel could reduce WES’s competitiveness and prospects for future success.

The successful execution of WES’s growth strategy and other activities integral to its operations depends, in part, on WES’s ability to attract and retain experienced engineering, operating, commercial and other professionals. Competition for such professionals is intense. If WES cannot retain its technical personnel or attract additional experienced technical personnel, WES’s ability to compete could be adversely impacted.

WES is required to deduct estimated future maintenance capital expenditures from operating surplus, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

WES’s partnership agreement requires it to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by WES’s Special Committee of its general partner’s Board of Directors at least once a year. In years when WES’s estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to us will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If WES underestimates the appropriate level of estimated maintenance capital expenditures, it may have less cash available for distribution in future periods when actual capital expenditures begin to exceed its previous estimates. Over time, if WES does not set aside sufficient cash reserves or have sufficient sources of financing available to make the expenditures required to maintain its asset base, WES may be unable to pay distributions at the anticipated level and could be required to reduce its distributions.

TAX RISKS TO OUR COMMON UNITHOLDERS

Our taxation as a flow-through entity depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. Likewise, WES’s taxation as a flow-through entity depends on its status as a partnership for U.S. federal income tax purposes, as well as WES not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat WES or us as a corporation for federal income tax purposes or either WES or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on each of us and WES being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we and WES are organized as limited partnerships under Delaware law, it is possible in certain circumstances for a partnership such as us or WES to be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement and is not treated as an investment company. Based upon WES’s current operations, we believe we and WES satisfy the qualifying income requirement, and we and WES are not treated as investment companies. Failing to meet the qualifying income requirement, being treated as an investment company, a change in our or WES’s business activities, or a change in current law could cause us or WES to be treated as a corporation for federal income tax purposes or otherwise subject us or WES to taxation as an entity. Neither we nor WES has requested, and do not plan to request, a ruling from the IRS on these or any other tax matters affecting the partnership tax treatment of us or WES.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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

The present U.S. federal income tax treatment of publicly traded partnerships, including us and WES, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal, or other similar proposals, could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we and WES rely for our treatment as partnerships for U.S. federal income tax purposes.
Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or WES to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we or WES take, the market for our common units or WES’s common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we or WES take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or WES take. A court may not agree with some or all of the positions we or WES take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due with respect to that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells units, that unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax-exempt entity or a non-U.S. person should consult its tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We and WES generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we and WES allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

We and WES have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of WES’s common units and our common units.

In determining the items of income, gain, loss and deduction allocable to our and WES’s unitholders, we and WES must routinely determine the fair market value of our respective assets. Although we or WES may, from time to time, consult with professional appraisers regarding valuation matters, we and WES make many fair market value estimates using a methodology based on the market value of our respective common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders, or WES’s unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or WES’s unitholders and could have a negative impact on the value of our common units or those of WES or result in audit adjustments to the tax returns of our or WES’s unitholders without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the constructive termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Anadarko owns a significant portion of the total interest in our capital and profits. Therefore, a transfer of all or a portion of Anadarko’s interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes which, as a consequence, could also result in a termination of WES for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could cause a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. A constructive termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Our unitholders are subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders are subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or WES conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, federal, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we or WES make acquisitions or expand our business, we or WES may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

WGR Operating, LP, one of WES’s subsidiaries, is currently in negotiations with the U.S. Environmental Protection Agency with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Granger, Wyoming facility. Although WES’s management cannot predict the outcome of settlement discussions, management believes that it is reasonably likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange under the symbol “WGP.” The following table sets forth the high and low sales prices of the common units and the cash distribution per unit declared for the periods presented.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014
High Price	$66.00	$62.48	$62.85	$49.85
Low Price	50.68	54.47	47.19	36.63
Distribution per common unit	0.31250	0.29125	0.27125	0.25000
2013
High Price	$43.96	$44.27	$42.96	$35.53
Low Price	35.28	35.87	32.08	29.80
Distribution per common unit	0.23125	0.21375	0.19750	0.17875

As of February 23, 2015, there were four unitholders of record of WGP’s common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”), which permits the issuance of up to 3,000,000 units, of which 2,959,364 units remained available for future issuance as of December 31, 2014. Phantom unit grants under the WGP LTIP have been made to each of the independent directors of WGP GP. Please read the information under Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions.

Available cash. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 55 days of the end of each quarter. Available cash consists of cash on hand at the end of the quarter plus (if our general partner so determines) all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business (including to satisfy general, administrative and other expenses and any debt service requirements); to permit WES GP, our wholly owned subsidiary, to make capital contributions to WES upon the issuance of additional partnership securities by WES; to comply with applicable laws, any of our future debt instruments or other agreements; or to provide funds for distributions to our unitholders for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to unitholders.

General partner interest. Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

Item 6. Selected Financial and Operating Data

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC (“WES GP”), the general partner of WES and our wholly owned subsidiary, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to, WES’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter 2014.
Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) by us through our partnership interests in WES as of December 31, 2014. Because we own and control WES GP and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such WES assets from date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

Acquisitions

The following table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. In May 2008, concurrently with the closing of the initial public offering (“IPO”) of WES, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”), which are referred to as the “initial assets.” In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, WES closed on the acquisition of a 51% membership interest in Chipeta Processing LLC (“Chipeta”) from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs, which consisted of a 9.6% third-party interest, and a 0.4% interest from Anadarko. In February 2011, WES acquired the Platte Valley gathering system and processing plant from a third party, and in July 2011, WES acquired the Bison gas treating facility from Anadarko. In January 2012, WES acquired Mountain Gas Resources, LLC (“MGR”) from Anadarko, which acquisition included the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities (collectively, the “Red Desert complex”), and the 22% interest in Rendezvous, which are collectively referred to as the “MGR assets.” In August 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”), receiving distributions related to the additional interest effective July 1, 2012. In March 2013, WES completed the acquisition of a 33.75% interest (the “Non-Operated Marcellus Interest”) in both the Liberty and Rome gas gathering systems from a wholly owned subsidiary of Anadarko, Anadarko Marcellus Midstream, L.L.C. Also in March 2013, WES completed the acquisition of a 33.75% interest (the “Anadarko-Operated Marcellus Interest”) in the Larry’s Creek, Seely and Warrensville gas gathering systems from a third party. In June 2013, WES acquired a 25% interest in the Mont Belvieu JV from a third party, and in September 2013, WES acquired Overland Trail Transmission, LLC, (“OTTCO”) from a third party. In March 2014, WES acquired the TEFR Interests from Anadarko. In November 2014, WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”).

Dates of common control

In connection with its August 23, 2006, acquisition of Western Gas Resources, Inc., Anadarko acquired MIGC, the Powder River assets, the Granger assets and the MGR assets. Anadarko acquired the Wattenberg assets and a 75% interest in Chipeta in connection with its August 10, 2006, acquisition of Kerr-McGee Corporation. Anadarko made its initial investment in White Cliffs on January 29, 2007.
Our consolidated financial statements include (i) the combined financial results and operations of AGC and PGT for all periods presented, (ii) the consolidated financial results and operations of Western Gas Partners, LP and its subsidiaries combined with the financial results and operations of MIGC, the Powder River assets, the Granger assets, the MGR assets, the Chipeta assets, the Wattenberg assets, the 0.4% interest in White Cliffs, and the Non-Operated Marcellus Interest, for all periods presented, (iii) the financial results and operations of the Bison assets from 2009 (when Anadarko began construction of such assets, which were subsequently placed in service in June 2010), and (iv) the financial results and operations of the TEFR Interests from 2011 when Anadarko made its initial investment in the respective businesses. Effective August 1, 2012, noncontrolling interests exclude the financial results and operations of the additional Chipeta interest.

The information in the following table should be read together with the information in the captions How WES Evaluates Its Operations, Items Affecting the Comparability of Financial Results, Results of Operations, and Key Performance Metrics under Item 7 of this Form 10-K:

	Summary Financial Information
thousands except per-unit data and throughput	2014	2013	2012	2011	2010
Statement of Income Data (for the year ended):
Total revenues	$1,273,763	$1,029,763	$894,476	$858,144	$655,646
Operating income	448,337	317,145	194,309	245,294	177,539
Net income	387,379	281,878	120,557	180,215	127,171
Net income attributable to noncontrolling interests (1)	165,468	122,173	59,181	86,057	63,495
Net income attributable to Western Gas Equity Partners, LP	221,911	159,705	61,376	94,158	63,676
Limited partners’ interest in net income (2)	222,867	155,528	2,809
Net income per common unit (basic and diluted) (2)	1.02	0.71	0.01
Distributions per unit (3)	1.12500	0.82125	0.03587
Balance Sheet Data (at period end):
Total assets	$6,752,340	$4,630,825	$3,864,450	$2,997,689	$2,345,255
Total long-term liabilities	2,537,194	1,535,312	1,284,176	1,274,817	1,021,805
Total equity and partners’ capital	4,011,350	2,904,030	2,394,019	1,559,928	1,233,940
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$530,974	$444,780	$277,481	$258,889	$210,480
Investing activities	(2,621,559)	(1,652,995)	(1,357,537)	(485,832)	(921,398)
Financing activities	2,044,713	898,744	1,276,053	426,428	668,008
Capital expenditures	(672,821)	(645,854)	(638,121)	(149,717)	(173,891)
Throughput (MMcf/d except throughput measured in barrels):
Total throughput for natural gas assets	3,658	3,368	3,023	2,715	2,224
Throughput attributable to noncontrolling interests for natural gas assets	165	168	228	242	197
Total throughput attributable to Western Gas Partners, LP for natural gas assets (4)	3,493	3,200	2,795	2,473	2,027
Throughput (MBbls/d) for crude/NGL assets (5)	116	40	31	28	17

(1)
Represents the limited partner interest in WES held by other subsidiaries of Anadarko and the public and the noncontrolling interests in Chipeta that were held by Anadarko and a third-party member. Effective August 1, 2012, WES acquired Anadarko’s remaining interest in Chipeta, accounted for on a prospective basis. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

(4)	Includes affiliate, third-party and equity investment throughput, excluding the noncontrolling interest owners’ proportionate share of throughput.

(5)
Represents total throughput measured in barrels consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput and 33.33% share of average FRP throughput.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC (“WES GP”), the general partner of WES and our wholly owned subsidiary, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to, our equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014. In November 2014, WES completed the acquisition of Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”).
The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2014 (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Because we own the entire interest in and control WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such WES assets from date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements, in which Western Gas Partners, LP is fully consolidated, which are included in Item 8 of this Form 10-K

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into an MLP and changing its name to Western Gas Equity Partners, LP. We closed our initial public offering “IPO” in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP organized by Anadarko to own, operate, acquire and develop midstream energy assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of December 31, 2014, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	1	5	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	1	—	—	1

Significant financial and operational highlights during the year ended December 31, 2014 included the following:

•
We raised our distribution to $0.31250 per unit for the fourth quarter of 2014, representing a 7% increase over the distribution for the third quarter of 2014 and a 35% increase over the distribution for the fourth quarter of 2013.

•
WES completed the acquisition of DBM from a third party. DBM’s assets serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. See Acquisitions under Items 1 and 2 of this Form 10-K for additional information.

•
WES issued 10,913,853 Class C units to a subsidiary of Anadarko, at a price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM.

•
WES issued 8,620,153 common units to the public, generating net proceeds of $603.0 million, including WES GP’s proportionate capital contribution, part of which was used to fund a portion of the acquisition of DBM.

•
WES issued 1,133,384 common units to the public under its Continuous Offering Program (as defined and discussed in Registered Securities within this Item 7), generating net proceeds of $83.2 million, including WES GP’s proportionate capital contribution. Net proceeds were used for general partnership purposes, including funding capital expenditures. See Equity Offerings under Items 1 and 2 of this Form 10-K for additional information.

•
In April 2014, WES completed construction and commenced operations of the 300 MMcf/d Train I at the Lancaster plant (located in the DJ Basin complex) in Northeast Colorado. WES is currently constructing the 300 MMcf/d Train II at the same plant, with operations expected to commence in the second quarter of 2015.

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

•
WES raised its distribution to $0.70 per unit for the fourth quarter of 2014, representing a 4% increase over the distribution for the third quarter of 2014 and a 17% increase over the distribution for the fourth quarter of 2013.

•	Throughput attributable to WES for natural gas assets totaled 3,493 MMcf/d for the year ended December 31, 2014, representing a 9% increase compared to the year ended December 31, 2013.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $0.65 per Mcf for the year ended December 31, 2014, representing a 16% increase compared to the year ended December 31, 2013.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $1.75 per Bbl for the year ended December 31, 2014, representing a 67% increase compared to the year ended December 31, 2013.

WES’S OPERATIONS

WES’s results are driven primarily by the volumes of natural gas and NGLs WES gathers, processes, treats or transports through its systems. For the year ended December 31, 2014, 76% of total revenues and 53% of throughput (excluding equity investment throughput and throughput measured in barrels) were attributable to transactions with Anadarko. WES receives significant dedications from its largest customer, Anadarko. With respect to WES’s Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has made a dedication to WES that will continue to expand as long as additional wells are connected to these gathering systems.
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
For the year ended December 31, 2014, 80% of WES’s gross margin was attributable to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas WES gathers, processes, treats or transports. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements. Fee-based gross margin includes equity income from WES’s interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV and the TEFR Interests.

For the year ended December 31, 2014, 20% of WES’s gross margin, including gross margin attributable to condensate sales, was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which WES has commodity price exposure. A substantial majority of the commodity price risk associated with its percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko. For the year ended December 31, 2014, 99% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
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
As a result of acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly for 2014, 2013 and 2012 as compared to future periods. Please see the caption Items Affecting the Comparability of Financial Results, set forth below in this Item 7.

HOW WES EVALUATES ITS OPERATIONS

WES’s management relies on certain financial and operational metrics to analyze its performance. These metrics are significant factors in assessing WES’s operating results and profitability and include (1) throughput, (2) operating and maintenance expenses, (3) general and administrative expenses, (4) Adjusted gross margin (as defined below), (5) Adjusted EBITDA (as defined below) and (6) Distributable cash flow (as defined below).

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s gathering and processing systems, WES must connect additional wells to its systems. WES’s success in maintaining or increasing throughput is impacted by the successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas volumes currently gathered, processed or treated by its competitors. During the year ended December 31, 2014, WES added 287 receipt points to its systems.

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

General and administrative expenses. To help ensure the appropriateness of WES’s general and administrative expenses and maximize its cash available for distribution, WES monitors such expenses through comparison to prior periods, to the annual budget approved by WES GP’s Board of Directors, as well as to general and administrative expenses incurred by similar midstream companies. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. General and administrative expenses for periods prior to WES’s acquisition of the WES assets include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. For periods subsequent to the acquisition of the WES assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with WES’s partnership agreement and the WES omnibus agreement. Amounts required to be reimbursed to Anadarko under WES’s omnibus agreement also include those expenses attributable to its status as a publicly traded partnership, such as the following:

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

Non-GAAP financial measures

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less cost of product, plus distributions from equity investees and excluding the noncontrolling interest owners’ proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to WES’s percent-of-proceeds and keep-whole processing contracts, (ii) costs associated with the valuation of WES’s gas imbalances, (iii) costs associated with WES’s obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by WES and sold to third parties, and (iv) costs associated with WES’s fuel-tracking mechanism, which tracks the difference between actual fuel usage and loss, and amounts recovered for estimated fuel usage and loss pursuant to its contracts. These expenses are subject to variability, although a substantial majority of WES’s exposure to commodity price risk attributable to purchases and sales of natural gas, condensate and NGLs is mitigated through its commodity price swap agreements with Anadarko. For a discussion of commodity price swap agreements, see Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. See Key Performance Metrics within this Item 7.

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

Reconciliation to GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in generally accepted accounting principles in the United States (“GAAP”). The GAAP measure used by WES that is most directly comparable to Adjusted gross margin is operating income, while net income attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by WES most directly comparable to Adjusted EBITDA. The GAAP measure used by WES most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income, net income attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income, net income and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
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

	Year Ended December 31,
thousands	2014	2013	2012
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$822,932	$654,924	$544,853
Adjusted gross margin for crude/NGL assets	73,714	15,274	13,221
Adjusted gross margin attributable to Western Gas Partners, LP	896,646	670,198	558,074
Adjusted gross margin attributable to noncontrolling interests	20,183	17,416	20,983
Equity income, net	57,836	22,948	16,042
Less:
Distributions from equity investees	81,022	22,136	20,660
Operation and maintenance	199,305	168,657	140,106
General and administrative	34,242	29,751	99,212
Property and other taxes	25,353	23,244	19,688
Depreciation, amortization and impairments	183,156	145,916	120,608
Operating income	$451,587	$320,858	$194,825

	Year Ended December 31,
thousands	2014	2013	2012
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$645,969	$457,773	$377,929
Less:
Distributions from equity investees	81,022	22,136	20,660
Non-cash equity-based compensation expense (1)	4,095	3,575	73,508
Interest expense	76,766	51,797	42,060
Income tax expense	2,255	4,219	20,690
Depreciation, amortization and impairments (2)	180,587	143,375	118,279
Other expense (2)	—	175	1,665
Add:
Equity income, net	57,836	22,948	16,042
Interest income – affiliates	16,900	16,900	16,900
Other income (2) (3)	325	419	368
Income tax benefit	228	1,864	—
Net income attributable to Western Gas Partners, LP	$376,533	$274,627	$134,377
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$645,969	$457,773	$377,929
Adjusted EBITDA attributable to noncontrolling interests of Western Gas Partners, LP	16,583	13,348	17,214
Interest income (expense), net	(59,866)	(34,897)	(25,160)
Non-cash equity-based compensation expense (1)	(175)	(54)	(69,791)
Debt-related amortization and other items, net	2,736	2,449	2,319
Current income tax benefit (expense)	556	29,536	9,419
Other income (expense), net (3)	336	253	(1,292)
Distributions from equity investments in excess of cumulative earnings	(18,055)	(4,438)	—
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(4,217)	(34,019)	22,916
Accounts and natural gas imbalance payables and accrued liabilities, net	(52,530)	21,952	5,045
Other	3,470	(3,702)	(552)
Net cash provided by operating activities	$534,807	$448,201	$338,047
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$534,807	$448,201	$338,047
Net cash used in investing activities	(2,621,559)	(1,652,995)	(1,357,537)
Net cash provided by financing activities	2,053,078	885,541	1,212,912

(1)
For the year ended December 31, 2012, includes $69.8 million of equity-based compensation associated with the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) (as defined and described in Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko.

(2)
Includes WES’s 51% share prior to August 1, 2012, and its 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta Processing LLC (“Chipeta”). See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
Excludes income of $0.5 million for the year ended December 31, 2014, and $1.6 million for each of the years ended December 31, 2013 and 2012, related to a component of a gas processing agreement accounted for as a capital lease.

	Year Ended December 31,
thousands except Coverage ratio	2014		2013	2012
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$531,136		$380,529	$309,945
Less:
Distributions from equity investees	81,022		22,136	20,660
Non-cash equity-based compensation expense (1)	4,095		3,575	73,508
Interest expense, net (non-cash settled)	—		—	326
Income tax (benefit) expense	2,027		2,355	20,690
Depreciation, amortization and impairments (2)	180,587		143,375	118,279
Other expense (2)	—		175	1,665
Add:
Equity income, net	57,836		22,948	16,042
Cash paid for maintenance capital expenditures (2) (3)	45,225		29,850	36,459
Capitalized interest (4)	9,832		11,945	6,196
Cash paid for (reimbursement of) income taxes	(90)		552	495
Other income (2) (5)	325		419	368
Net income attributable to Western Gas Partners, LP	$376,533		$274,627	$134,377
Distributions declared (6)
Limited partners of WES	$320,862
General partner of WES	121,194
Total	$442,056
Coverage ratio	1.20	x

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

(4)
For the year ended December 31, 2013, includes capitalized interest of $1.4 million for the construction of the Mont Belvieu JV fractionation trains, reflected as a component of the equity investment balance. For the year ended December 31, 2012, excludes $0.6 million of pre-acquisition capitalized interest attributable to the Non-Operated Marcellus Interest systems.

(5)
Excludes income of $0.5 million for the year ended December 31, 2014, and $1.6 million for each of the years ended December 31, 2013 and 2012, related to a component of a gas processing agreement accounted for as a capital lease.

(6)
Reflects WES cash distributions of $2.65 per unit declared for the year ended December 31, 2014. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2014	2013	2012
General and administrative expenses	$254	$271	$13
Public company expenses	1,986	2,391	503
Total reimbursement	$2,240	$2,662	$516

Noncontrolling interests. The interests in Chipeta held by a third party member and prior to August 1, 2012, the 24% membership interest in Chipeta held by Anadarko, are already reflected as noncontrolling interests as in WES’s consolidated financial statements. In addition, the limited partner interests in WES held by other subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information).
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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.67% for each of the years ended December 31, 2014, and 2013.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of December 31, 2014, we had $1.2 million in outstanding borrowings under the WGP WCF and $28.9 million available for borrowing. At December 31, 2014, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Year Ended December 31,
thousands	2014	2013	2012
Net income attributable to WES	$376,533	$274,627	$134,377
Incremental income tax expense (1)	—	50	(28,194)
Limited partner interests in WES not held by WGP (2)	(151,443)	(111,357)	(44,291)
General and administrative expenses (3)	(3,216)	(3,713)	(516)
Other income (expense), net	74	98	—
Property and other taxes	(34)	—	—
Interest expense	(3)	—	—
Net income attributable to WGP	$221,911	$159,705	$61,376

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

(2)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of December 31, 2014, 2013, and 2012, the publicly held limited partner interest represented a 55.0%, 56.4% and 51.8% interest in WES, respectively. Other subsidiaries of Anadarko separately held an 8.3% and 0.4% limited partner interest in WES as of December 31, 2014 and 2013, respectively. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating and financing activities for WGP and WES are reconciled as follows:

	Year Ended December 31,
thousands	2014	2013	2012
WES net cash provided by operating activities	$534,807	$448,201	$338,047
Income taxes (1)	—	50	(60,566)
General and administrative expenses (2)	(3,216)	(3,713)	(516)
Non-cash equity-based compensation expense	185	301	—
Changes in working capital	(839)	(157)	516
Other income (expense), net	74	98	—
Property and other taxes	(34)	—	—
Interest expense	(3)	—	—
WGP net cash provided by operating activities	$530,974	$444,780	$277,481

WES net cash provided by financing activities	$2,053,078	$885,541	$1,212,912
Proceeds from issuance of WES common and general partner units, net of offering expenses (3)	(13,311)	(15,775)	(413,945)
Offering expenses from the issuance of WGP common units (4)	—	(2,367)	412,020
Distributions to WGP unitholders (5)	(228,481)	(137,000)	—
Distributions to WGP from WES (6)	232,277	168,395	98,280
Net contributions from (distributions to) Anadarko (7)	—	(50)	(33,214)
WGP working capital facility borrowings	1,150	—	—
WGP net cash provided by financing activities	$2,044,713	$898,744	$1,276,053

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

(3)
Represents the difference attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution. The amount for the year ended December 31, 2012, also includes elimination upon consolidation of WGP’s use of proceeds received from its IPO to purchase WES common units.

(4)
For the year ended December 31, 2013, amount represents additional offering costs billed in conjunction with WGP’s IPO, and for the year ended December 31, 2012, difference is attributable to proceeds from WGP’s IPO.

(5)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement, including the pro-rated fourth quarter of 2012. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:

Gathering and processing agreements. The gathering agreements of WES’s initial assets and the Non-Operated Marcellus Interest systems allow for rate resets that target a return on invested capital in those assets over the life of the agreement. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Hugoton system and at the DJ Basin and Red Desert complexes, with various expiration dates through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income taxes. With respect to assets acquired from Anadarko, WES records Anadarko’s historic current and deferred income taxes for the periods prior to its ownership of the assets. For periods subsequent to its acquisitions from Anadarko, WES is not subject to tax except for the Texas margin tax, and accordingly, does not record current and deferred federal income taxes related to such assets.

General and administrative expenses. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. Prior to WES’s acquisition of its assets from Anadarko, WES’s historical consolidated financial statements reflect a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. The amounts reimbursed under the WES omnibus agreement are greater than amounts allocated by Anadarko for the aggregate management services fees, and are reflected in WES’s historical consolidated financial statements for periods prior to the acquisition of the WES assets from Anadarko. Public company expenses include expenses such as external audit and consulting fees.
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2014	2013	2012
General and administrative expenses	$20,249	$16,882	$14,904
Public company expenses	8,006	7,152	6,830
Total reimbursement	$28,255	$24,034	$21,734

WES records the equity-based compensation allocated by Anadarko as an adjustment to partners’ capital in its consolidated financial statements in the period in which it is contributed. During the fourth quarter of 2012, WES was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan, which plan was terminated in connection with our IPO. See Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

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

DBM acquisition. In November 2014, WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). DBM was financed with the issuance of $750.0 million of WES Class C units to a subsidiary of Anadarko, borrowings under WES’s senior unsecured revolving credit facility (“WES RCF”) and cash on hand, including the proceeds from the WES November 2014 equity offering. The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. These assets have been recorded in the consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the DBM acquisition were included in the consolidated statement of income beginning on the acquisition date in the fourth quarter of 2014.
The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the DBM acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the processing plants, gathering system, and related facilities and equipment are based on market and cost approaches. The fair value of the intangible assets was determined using an income approach. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

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

Impact of crude oil, natural gas and NGL prices. Crude oil, natural gas and NGL prices can fluctuate significantly, which affects WES’s customers’ activity levels, and thus WES’s throughput, revenues, distributable cash flow and capital spending plans. During 2014, New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil daily settlement prices ranged from a high of $107.26 per barrel to a low of $53.27 per barrel at the end of 2014. Daily settlement prices for NYMEX Henry Hub gas ranged from a high of $6.15 MMBtu to a low of $2.89 per MMBtu during 2014. The duration and magnitude of the recent decline in crude oil prices cannot be predicted. This decline in crude oil prices will likely result in most, if not all, of WES’s customers, including Anadarko, reducing capital expenditures in 2015 versus 2014 and focusing a larger share of their capital expenditures on longer term opportunities.
Furthermore, over the last five years, the relatively low natural gas price environment has led to lower levels of drilling activity in dry-gas basins served by certain of WES’s assets. Several of WES’s customers, including Anadarko, have reduced activity levels in those areas, shifting capital toward liquid-rich opportunities that offer higher margins and superior economics. This trend has resulted in fewer new well connections and, in some cases, temporary curtailments of production in those areas. To the extent opportunities are available, WES will continue to connect new wells to its systems to mitigate the impact of natural production declines in order to maintain throughput on its systems. However, WES’s success in connecting new wells to its systems is dependent on the activities of natural gas producers and shippers.
Many of WES’s customers, including Anadarko, have a variety of investment opportunities and the financial strength and operational flexibility to move capital spending from areas focused on near-term production growth to areas focused on longer term growth where anticipated returns are less sensitive to spot crude oil and natural gas prices. WES will continue to evaluate the crude oil and natural gas price environments and adjust capital spending plans as prices fluctuate while maintaining the appropriate liquidity and financial flexibility.

Changes in regulations. WES’s operations and the operations of its customers have been, and will continue to be, affected by political developments and an increasing number of complex federal, state, tribal, local and other laws and regulations such as production restrictions, permitting delays, limitations on hydraulic fracturing and environmental protection regulations. WES and its customers must obtain and maintain numerous permits, approvals and certificates from various federal, state, tribal and local governmental authorities. For example, regulation of hydraulic fracturing is currently primarily conducted at the state level through permitting and other compliance requirements. If proposed federal legislation is adopted, it could establish an additional level of regulation and permitting. Any changes in statutory regulations or delays in the issuance of required permits may impact both the throughput on and profitability of WES’s systems.

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

Impact of inflation. Although inflation in the United States has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, the governmental stimulus plans enacted since 2008. To the extent permitted by regulations and escalation provisions in certain of WES’s existing agreements, it has the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Interest rates were at or near historic lows at certain times during 2014. Should interest rates rise, WES’s financing costs would increase accordingly. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2014, Anadarko’s total domestic midstream asset portfolio, excluding the assets WES owns, consisted of 17 gathering systems, 4,426 miles of pipeline and 9 processing and/or treating facilities. A key component of WES’s growth strategy is to acquire midstream assets from Anadarko and third parties over time.
As of December 31, 2014, Anadarko held 193,387,365 of our common units, representing an 88.3% limited partner interest in us. Given Anadarko’s significant limited partner interest in us and indirect economic interests in WES, we believe Anadarko will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of its business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to participate in those transactions. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES. WES may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions from Anadarko or third parties on economically acceptable terms, its future growth will be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2014	2013	2012
Gathering, processing and transportation of natural gas and natural gas liquids	$647,451	$482,542	$382,330
Natural gas, natural gas liquids and condensate sales	612,854	541,244	508,339
Other	13,458	5,977	3,807
Total revenues (1)	1,273,763	1,029,763	894,476
Equity income, net	57,836	22,948	16,042
Total operating expenses (1)	880,012	731,853	715,693
Operating income	451,587	320,858	194,825
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(76,766)	(51,797)	(42,060)
Other income (expense), net	864	1,837	292
Income before income taxes	392,585	287,798	169,957
Income tax (benefit) expense	2,027	2,355	20,690
Net income	390,558	285,443	149,267
Net income attributable to noncontrolling interests	14,025	10,816	14,890
Net income attributable to Western Gas Partners, LP (2)	$376,533	$274,627	$134,377
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$896,646	$670,198	$558,074
Adjusted EBITDA attributable to Western Gas Partners, LP	645,969	457,773	377,929
Distributable cash flow	531,136	380,529	309,945

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

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption How WES Evaluates Its Operations—Non-GAAP financial measures within this Item 7. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation to GAAP Measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2014” refer to the comparison of the year ended December 31, 2014, to the year ended December 31, 2013, and any increases or decreases “for the year ended December 31, 2013” refer to the comparison of the year ended December 31, 2013, to the year ended December 31, 2012.

Throughput

	Year Ended December 31,
MMcf/d (except throughput measured in barrels)	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation (1)	1,562	1,404	11%	1,264	11%
Processing (1)	1,925	1,758	9%	1,524	15%
Equity investment (2)	171	206	(17)%	235	(12)%
Total throughput for natural gas assets	3,658	3,368	9%	3,023	11%
Throughput attributable to noncontrolling interests for natural gas assets	165	168	(2)%	228	(26)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (3)	3,493	3,200	9%	2,795	14%
Total throughput (MBbls/d) for crude/NGL assets (4)	116	40	190%	31	29%

(1)
The combination of WES’s Wattenberg and Platte Valley systems in 2014 into the entity now referred to as the “DJ Basin complex” (which also includes the Lancaster plant) resulted in the following: (i) the Wattenberg system throughput previously reported as “Gathering, treating and transportation” is now reported as “Processing” for all periods presented, and (ii) beginning in 2014, throughput both gathered and processed by the two systems is no longer separately reported.

(2)
Represents WES’s 14.81% share of average Fort Union and 22% share of average Rendezvous throughput. Excludes equity investment throughput measured in barrels (captured in “Total throughput (MBbls/d) for crude/NGL assets” as noted below).

(3)
Includes affiliate, third-party and equity investment throughput (as equity investment throughput is defined in the above footnote), excluding the noncontrolling interest owners’ proportionate share of throughput.

(4)
Represents total throughput measured in barrels, consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP, throughput and 33.33% share of average FRP throughput.

Gathering, treating and transportation throughput increased by 158 MMcf/d for the year ended December 31, 2014, due to increased throughput on the Non-Operated Marcellus Interest systems as a result of additional well connections and additional throughput on the Anadarko-Operated Marcellus Interest systems after the March 2013 acquisition, partially offset by throughput decreases at the Bison facility due to a period of reduced flow resulting from planned maintenance activity and decreases at the Pinnacle and Dew systems resulting from natural production declines in those areas.
Gathering, treating and transportation throughput increased by 140 MMcf/d for the year ended December 31, 2013, due to increased throughput on the Non-Operated Marcellus Interest systems and additional throughput on the Anadarko-Operated Marcellus Interest systems beginning in March 2013. These increases were partially offset by decreases at the Bison facility resulting from reduced drilling activity in the area, at MIGC due to the expiration of a firm transportation agreement effective September 2012 and at the Pinnacle, Dew and Haley systems resulting from natural production declines in those areas.
Processing throughput increased by 167 MMcf/d for the year ended December 31, 2014, primarily due to the start-up of the Brasada complex in June 2013, increased volumes processed at a plant included in the MGR acquisition (the “Granger straddle plant”) and the acquisition of DBM in November 2014.
Processing throughput increased by 234 MMcf/d for the year ended December 31, 2013, primarily due to throughput increases at Chipeta and the DJ Basin complex, the start-up of the Brasada complex in June 2013, and an increase in volumes at the Red Desert complex due to additional well connections during the period. In addition, increased volumes processed at the Granger straddle plant contributed to the increase. These increases were partially offset by a decrease in throughput at the Granger complex due to natural production declines in the area.
Equity investment throughput decreased by 35 MMcf/d for the year ended December 31, 2014, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline. Equity investment volumes decreased by 29 MMcf/d for the year ended December 31, 2013, primarily due to lower throughput at the Fort Union system due to production declines in the area.

Throughput for crude/NGL assets measured in barrels increased by 76 MBbls/d for the year ended December 31, 2014, due to the start-up of (i) the Mont Belvieu JV fractionation trains, TEP and TEG in the fourth quarter of 2013, and (ii) FRP in March 2014. Throughput for crude/NGL assets measured in barrels increased by 9 MBbls/d for the year ended December 31, 2013, primarily due to the start-up of the Mont Belvieu JV fractionation trains, TEP and TEG in the fourth quarter of 2013.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$647,451	$482,542	34%	$382,330	26%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $164.9 million for the year ended December 31, 2014, primarily due to increases of (i) $67.2 million resulting from increased throughput at the DJ Basin complex and the start-up of the Lancaster plant in April 2014, (ii) $30.1 million due to the start-up of the Brasada complex in June 2013, (iii) $28.8 million due to higher throughput on the Non-Operated Marcellus Interest systems, partially offset by a lower average gathering rate, (iv) $12.4 million due to higher throughput and average gathering rate on the Anadarko-Operated Marcellus Interest systems, acquired by WES in March 2013, (v) $9.7 million due to increased throughput at Chipeta’s Train III, as well as the retroactive application of a fee increase in the third quarter of 2014 that was applicable upon Train III being placed into service, (vi) $6.3 million due to new third-party gathering agreements at the Hilight system, and (vii) $3.7 million due to WES’s acquisition of the DBM complex in November 2014.
Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $100.2 million for the year ended December 31, 2013, primarily due to increases of $30.5 million, $20.8 million, and $15.3 million from the Non-Operated Marcellus Interest systems, the DJ Basin complex, and Chipeta, respectively, all due to higher throughput, an increase of $14.1 million due to the acquisition of the Anadarko-Operated Marcellus Interest systems beginning in March 2013, and an increase of $16.3 million due to the start-up of the Brasada complex in June 2013.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Natural gas sales	$159,144	$118,134	35%	$101,116	17%
Natural gas liquids sales	417,459	391,608	7%	377,377	4%
Drip condensate sales	36,251	31,502	15%	29,846	6%
Total	$612,854	$541,244	13%	$508,339	6%
Average price per unit:
Natural gas (per Mcf)	$4.18	$4.58	(9)%	$4.24	8%
Natural gas liquids (per Bbl)	47.34	47.69	(1)%	48.22	(1)%
Drip condensate (per Bbl)	80.83	76.62	5%	75.88	1%

For the years ended December 31, 2014 and 2013, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, and for the DJ Basin, Granger and Red Desert complexes. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $71.6 million for the year ended December 31, 2014, consisting of $41.0 million in natural gas sales, $25.9 million in NGLs sales and $4.7 million in drip condensate sales.
The growth in natural gas sales for the year ended December 31, 2014, was primarily due to increases of (i) $17.1 million at the DJ Basin complex due to an increase in both volumes sold and average swap prices, (ii) $15.9 million at the Hilight system due to an increase in volumes sold, partially offset by a decrease in average swap price, (iii) $4.2 million at the Granger complex due to an increase in volumes sold as a result of new plant purchase contracts effective in September 2014, and (iv) $3.5 million at the Red Desert complex due to an increase in volumes sold.
The growth in NGLs sales for the year ended December 31, 2014, was primarily due to increases of (i) $21.2 million at the DJ Basin complex due to an increase in volumes sold, partially offset by a decrease in average swap price, (ii) $10.5 million at the Hilight system due to higher volumes processed and sold, partially offset by a decrease in average swap price, and (iii) $8.0 million at Chipeta due to an increase in volumes sold, partially offset by a decrease in average price. These increases were partially offset by a $13.7 million decrease at the Red Desert complex due to a decrease in volumes sold.
The increase in drip condensate sales for the year ended December 31, 2014, was primarily due to an increase of $6.0 million at the DJ Basin complex from an increase in volumes sold and average swap price, partially offset by a decrease of $1.4 million at the Hugoton system due to a decrease in volumes sold.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $32.9 million for the year ended December 31, 2013, due to a $17.0 million increase in natural gas sales, a $14.2 million increase in NGLs sales and a $1.7 million increase in drip condensate sales.
The growth in natural gas sales for the year ended December 31, 2013, was primarily due to an 8% increase in the overall sales price of natural gas, as well as higher sales volumes at the DJ Basin and Red Desert complexes, partially offset by a decrease at the DJ Basin complex due to a gas flow change that became effective in July 2013, whereby volumes previously processed under percentage-of-proceeds contracts are now processed under fee-based arrangements.
The growth in NGLs sales for the year ended December 31, 2013, was primarily due to increases of $22.1 million, $15.4 million, $9.0 million and $4.2 million resulting from higher volumes processed and sold at the Red Desert complex, the Hilight system, the DJ Basin complex and the Granger straddle plant, respectively. These increases were partially offset by a decrease of $14.0 million at Chipeta (with a corresponding decrease in cost of product), a decrease of $12.8 million at the DJ Basin complex due to the aforementioned gas flow changes, and a decrease of $9.1 million at the Granger complex due to a decrease in volumes sold as a result of decreased throughput.
The growth in drip condensate sales for the year ended December 31, 2013 was primarily due to a $2.4 million increase at the DJ Basin complex due to an increase in volumes sold as a result of increased throughput, partially offset by a $0.9 million decrease at the Hugoton system due to a decrease in volumes sold as a result of decreased throughput.

Other Revenues

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Other revenues	$13,458	$5,977	125%	$3,807	57%

For the year ended December 31, 2014, other revenues increased by $7.5 million, primarily due to a $4.7 million settlement of a business interruption insurance claim at Chipeta in 2013 and changes in imbalance positions at the DJ Basin complex. For the year ended December 31, 2013, other revenues increased by $2.2 million, primarily due to the collection of deficiency fees associated with volume commitments at Chipeta.

Equity Income, Net

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Equity income, net	$57,836	$22,948	152%	$16,042	43%

For the year ended December 31, 2014, equity income, net increased by $34.9 million, primarily driven by the start-up of (i) the Mont Belvieu JV fractionation trains in the fourth quarter of 2013, (ii) TEG and TEP in the fourth quarter of 2013 and (iii) FRP in March 2014. For the year ended December 31, 2013, equity income, net increased by $6.9 million, primarily due to the start-up of the Mont Belvieu JV fractionation trains in the fourth quarter of 2013, and volume increases at White Cliffs. These increases were offset by net losses associated with the initial start-up and line-fill stage of TEP during the fourth quarter of 2013.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
NGL purchases	$228,369	$191,788	19%	$181,078	6%
Residue purchases	178,701	155,559	15%	143,962	8%
Other	30,886	16,938	82%	11,039	53%
Cost of product	437,956	364,285	20%	336,079	8%
Operation and maintenance	199,305	168,657	18%	140,106	20%
Total cost of product and operation and maintenance expenses	$637,261	$532,942	20%	$476,185	12%

Cost of product expense for the years ended December 31, 2014, 2013 and 2012, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, and for the DJ Basin, Granger and Red Desert complexes. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the year ended December 31, 2014, increased by $73.7 million, primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 7, resulting in the following:

•	a $36.6 million net increase in NGL purchases primarily at the DJ Basin complex, Hilight system, the DBM complex and Chipeta, partially offset by a decrease at the Red Desert complex;

•	a $23.1 million net increase in residue purchases, primarily driven by higher volumes at the Hilight system, the DJ Basin complex and Chipeta; and

•	a $13.9 million net increase in other items, primarily due to changes in imbalance positions at the DJ Basin complex.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the year ended December 31, 2013, increased by $28.2 million, primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 7, resulting in the following:

•	an $11.6 million net increase in residue purchases primarily at the DJ Basin and the Red Desert complexes, partially offset by decreases at the Granger complex;

•	a $10.7 million net increase in NGL purchases primarily at the Red Desert complex, the Hilight system and the DJ Basin complex, partially offset by decreases at Chipeta and the Granger complex; and

•
a $5.9 million net increase in other items, primarily due to gas compression expenses at the Granger complex and changes in imbalance positions primarily at the DJ Basin complex, and the Hilight and Hugoton systems.

Operation and maintenance expense increased by $30.6 million for the year ended December 31, 2014, primarily due to an increase of $13.0 million for plant repairs and maintenance primarily at the Hilight system, and DJ Basin and Brasada complexes, an increase of $8.0 million in utilities, contract labor and consulting, water and treating costs at the DJ Basin complex and a $4.4 million increase in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems.
Operation and maintenance expense increased by $28.6 million for the year ended December 31, 2013, primarily due to an increase of $9.7 million in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems, an increase of $8.3 million for plant repairs and maintenance primarily at the DJ Basin complex and Chipeta, and an increase of $7.7 million for salaries, wages and payroll tax expense primarily at the DJ Basin and Brasada complexes and the Hilight system.

General and Administrative, Depreciation and Other Expenses

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
General and administrative	$34,242	$29,751	15%	$99,212	(70)%
Property and other taxes	25,353	23,244	9%	19,688	18%
Depreciation, amortization and impairments	183,156	145,916	26%	120,608	21%
Total general and administrative, depreciation and other expenses	$242,751	$198,911	22%	$239,508	(17)%

General and administrative expenses increased by $4.5 million for the year ended December 31, 2014, primarily due to an increase of $3.2 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement, an increase of $0.5 million in non-cash compensation expenses, and $0.5 million in consulting and audit fees.
General and administrative expenses decreased by $69.5 million for the year ended December 31, 2013, primarily due to a decrease of $69.9 million in non-cash compensation expenses attributable to the awards outstanding under the Incentive Plan, which were settled in December 2012 when the Incentive Plan terminated in conjunction with WGP’s IPO. These declines were partially offset by an increase of $2.2 million in corporate and management personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $2.1 million for the year ended December 31, 2014, primarily due to ad valorem tax increases of $2.4 million associated with capital additions at Chipeta, the completion of the Brasada complex in June 2013, the start-up of Train I at the Lancaster plant in April 2014 and the acquisition of the DBM complex in November 2014. These increases were offset by a decrease of $0.3 million in accrued ad valorem taxes at the Hugoton system.
Property and other taxes increased by $3.6 million for the year ended December 31, 2013, primarily due to ad valorem tax increases of $2.6 million associated with capital additions at the DJ Basin complex and Chipeta and $0.9 million due to the completion of the Brasada complex in June 2013.

Depreciation, amortization and impairments increased by $37.2 million for the year ended December 31, 2014, primarily attributable to a $16.5 million increase in depreciation expense associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, a $4.6 million increase in depreciation expense due to the acquisition of the DBM complex in November 2014, a $3.9 million increase in depreciation expense due to the completion of the Brasada complex in June 2013, a $3.8 million increase in depreciation expense at the Non-Operated Marcellus Interest systems driven by additional capital projects, a $2.1 million increase in depreciation expense related to the September 2013 acquisition of OTTCO, a $2.0 million and $1.2 million increase in depreciation expense at the Hilight system and the Anadarko-Operated Marcellus Interest systems, respectively, related to capital projects, and an impairment of $1.0 million in the first quarter of 2014 related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair value inputs, with no comparative activity in the prior period. In addition, during the year ended December 31, 2014, an impairment of $0.8 million was recognized due to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and an impairment of $0.5 million was recognized due to a compressor no longer being in service at the Hilight system.
Depreciation, amortization and impairments increased by $25.3 million for the year ended December 31, 2013, primarily attributable to a $12.1 million increase in depreciation expense associated with capital projects completed at the DJ Basin complex, Chipeta and Hilight system, a $6.2 million increase in depreciation and impairment expense at the Non-Operated Marcellus Interest systems, a $6.1 million increase in depreciation expense related to the completion of the Brasada complex in June 2013, and a $3.9 million increase in depreciation expense associated with the March 2013 acquisition of the Anadarko-Operated Marcellus Interest systems. Partially offsetting these increases was a decrease of $5.3 million in impairment expense, due to a $1.2 million impairment recognized in 2013 primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems, as compared to the $6.6 million impairment recognized in 2012 related to a gathering system in central Wyoming and a relocated compressor.

Interest Income – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Interest income on note receivable	$16,900	$16,900	—%	$16,900	—%
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%
Third parties
Interest expense on long-term debt	$(81,495)	$(59,293)	37%	$(41,171)	44%
Amortization of debt issuance costs and commitment fees	(5,103)	(4,449)	15%	(4,319)	3%
Capitalized interest	9,832	11,945	(18)%	6,196	93%
Affiliates
Interest expense on note payable to Anadarko (1)	—	—	—%	(2,440)	(100)%
Interest expense on affiliate balances (2)	—	—	—%	(326)	(100)%
Interest expense	$(76,766)	$(51,797)	48%	$(42,060)	23%

(1)	In June 2012, the note payable to Anadarko was repaid in full. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)
Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada complex and Lancaster plant. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada complex and Lancaster plant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Interest expense increased by $25.0 million for the year ended December 31, 2014, primarily due to interest expense incurred on the 5.450% Senior Notes due 2044 of $17.0 million, as well as additional interest incurred on the 2.600% Senior Notes due 2018 of $6.1 million. Amortization of debt issuance costs and commitment fees increased by $0.7 million for the year ended December 31, 2014, primarily due to higher commitment fees driven by the amendment and restatement of the WES RCF from $800.0 million to $1.2 billion in February 2014. Capitalized interest decreased by $2.1 million for the year ended December 31, 2014, primarily due to the completion of the Brasada complex in June 2013, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster plant in the DJ Basin complex. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Interest expense increased by $9.7 million for the year ended December 31, 2013, primarily due to interest expense incurred on the 2022 Notes of $15.0 million as well as interest incurred on the 2018 Notes of $2.5 million. In addition, interest expense increased on the WES RCF by $0.6 million primarily due to greater average outstanding borrowings in the period, partially offset by a decrease of $2.4 million attributable to the repayment of the note payable to Anadarko in June 2012. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Also partially offsetting the increases in interest expense for the year ended December 31, 2013, was an increase of capitalized interest of $5.7 million primarily associated with the expansion of the Lancaster plant and construction of the two Mont Belvieu JV fractionation trains.

Income Tax (Benefit) Expense

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Income before income taxes	$392,585	$287,798	36%	$169,957	69%
Income tax (benefit) expense	2,027	2,355	(14)%	20,690	(89)%
Effective tax rate	1%	1%		12%

WES is not a taxable entity for U.S. federal income tax purposes. However, WES’s income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to the WES assets acquired from Anadarko, and WES’s share of Texas margin tax.
Income attributable to (a) the TEFR Interests prior to and including February 2014, (b) the Non-Operated Marcellus Interest systems prior to and including February 2013 and (c) the MGR assets prior to and including January 2012, was subject to federal and state income tax. Income earned on the TEFR Interests, the Non-Operated Marcellus Interest systems and MGR assets for periods subsequent to February 2014, February 2013, and January 2012, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interests

	Year Ended December 31,
thousands except percentages	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Net income attributable to noncontrolling interests	$14,025	$10,816	30%	$14,890	(27)%

For the year ended December 31, 2014, net income attributable to noncontrolling interests increased by $3.2 million, primarily due to increased revenues at Chipeta driven by increased drilling activities in the Uinta Basin. For the year ended December 31, 2013, net income attributable to noncontrolling interests decreased by $4.1 million, primarily due to WES’s acquisition of the additional Chipeta interest in August 2012.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2012	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$822,932	$654,924	26%	$544,853	20%
Adjusted gross margin for crude/NGL assets (2)	73,714	15,274	NM	13,221	16%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	896,646	670,198	34%	558,074	20%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.65	0.56	16%	0.53	6%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.75	1.05	67%	1.17	(10)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	645,969	457,773	41%	377,929	21%
Distributable cash flow (3)	531,136	380,529	40%	309,945	23%

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues for natural gas assets less cost of product for natural gas assets plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owners’ proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues for crude/NGL assets less cost of product for crude/NGL assets plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

(3)
For a reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

(4)
Average for period. Calculated as Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(5)	Average for period. Calculated as Adjusted gross margin for crude/NGL assets, divided by total throughput (MBbls/d) for crude/NGL assets.

Adjusted gross margin attributable to Western Gas Partners, LP. Adjusted gross margin increased by $226.4 million for the year ended December 31, 2014, primarily due to higher margins at the DJ Basin complex (including the start-up of the Lancaster plant in April 2014), the start-up of the Mont Belvieu fractionation trains in the fourth quarter of 2013, the start-up of the Brasada complex in June 2013, higher margins on the Non-Operated Marcellus Interest systems, the acquisition of the Anadarko-Operated Marcellus Interest in March 2013, the start-up of TEG and TEP in the fourth quarter of 2013, and the start-up of FRP in March 2014.
Adjusted gross margin increased by $112.1 million for the year ended December 31, 2013, primarily due to higher margins at the Non-Operated Marcellus Interest systems, the DJ Basin complex, the Anadarko-Operated Marcellus Interest systems and Chipeta, and the start-up of the Brasada complex in June 2013.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.09 for the year ended December 31, 2014, primarily due to the consolidation of several systems into the DJ Basin complex beginning in 2014, as well as the start-up of the Lancaster plant in April 2014, and higher margins at Chipeta and the Non-Operated Marcellus Interest systems.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.03 for the year ended December 31, 2013, primarily due to higher margins and increases in throughput at Chipeta, the DJ Basin complex, and the Non-Operated Marcellus Interest systems, as well as overall changes in the throughput mix of our portfolio.
Adjusted gross margin per Bbl for crude/NGL assets increased by $0.70 for the year ended December 31, 2014, due to distributions received from the Mont Belvieu JV and the TEFR Interests. Adjusted gross margin per Bbl for crude/NGL assets decreased by $0.12 for the year ended December 31, 2013, primarily due to net losses associated with the initial start-up and line-fill stage of TEP during the fourth quarter of 2013.

Adjusted EBITDA. Adjusted EBITDA increased by $188.2 million for the year ended December 31, 2014, primarily due to a $244.0 million increase in total revenues and a $58.9 million increase in distributions from equity investees. These amounts were offset by a $73.7 million increase in cost of product, a $30.6 million increase in operation and maintenance expenses, a $4.0 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, a $3.2 million increase in net income attributable to noncontrolling interests, and a $2.1 million increase in property and other tax expense.
Adjusted EBITDA increased by $79.8 million for the year ended December 31, 2013, primarily due to a $135.3 million increase in total revenues and a $4.1 million decrease in net income attributable to noncontrolling interests as a result of the acquisition of the additional Chipeta interest. These amounts were offset by a $28.6 million increase in operation and maintenance expenses, a $28.2 million increase in cost of product, and a $3.6 million increase in property and other tax expense.

Distributable cash flow. Distributable cash flow increased by $150.6 million for the year ended December 31, 2014, primarily due to a $188.2 million increase in Adjusted EBITDA, offset by a $22.9 million increase in net cash paid for interest expense and a $15.4 million increase in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $70.6 million for the year ended December 31, 2013, primarily due to a $79.8 million increase in Adjusted EBITDA and a $6.6 million decrease in maintenance capital expenditures, offset by a $15.8 million increase in net cash paid for interest expense.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of December 31, 2014, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On January 22, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.700 per unit, or $126.0 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units. The cash distribution was paid on February 12, 2015, to WES unitholders of record at the close of business on February 2, 2015. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). The Class C unit prorated distribution, if paid in cash, would have been $3.1 million for the fourth quarter of 2014.
WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Please read Part I, Item 1A—Risk Factors of this Form 10-K.

Working capital. As of December 31, 2014, WES had a $27.3 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of December 31, 2014, was primarily due to the costs incurred related to projects at the DJ Basin complex, which include the continued construction of Train II at the Lancaster plant and compressor expansions, as well as the DBM acquisition. As of December 31, 2014, WES had $677.2 million available for borrowing under the WES RCF. In addition, we have $28.9 million available for borrowing under the WGP WCF. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2014	2013	2012
Acquisitions	$1,902,520	$716,985	$611,719

Expansion capital expenditures	$627,140	$615,924	$600,893
Maintenance capital expenditures	45,681	29,930	37,228
Total capital expenditures (1) (2) (3)	$672,821	$645,854	$638,121

Capital incurred (2) (4)	$695,350	$628,285	$690,041

(1)
Maintenance capital expenditures for the years ended December 31, 2014, 2013 and 2012, are presented net of $0.2 million, $0.6 million and zero, respectively, of contributions in aid of construction costs from affiliates.

(2)
Includes the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. For the years ended December 31, 2014, 2013 and 2012, included $9.8 million, $10.6 million and $6.8 million, respectively, of capitalized interest.

(3)	Capital expenditures for the year ended December 31, 2012, included $178.8 million of pre-acquisition capital for the Non-Operated Marcellus Interest systems.

(4)
Capital incurred for the years ended December 31, 2013 and 2012, included $8.8 million and $160.9 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest systems.

Acquisitions during 2014 included DBM and the TEFR Interests. Acquisitions during 2013 included OTTCO, the Mont Belvieu JV, the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest. Acquisitions during 2012 included the additional Chipeta interest and the MGR assets. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Capital expenditures, excluding acquisitions, increased by $27.0 million for the year ended December 31, 2014. Expansion capital expenditures increased by $11.2 million (including a $0.8 million decrease in capitalized interest) for the year ended December 31, 2014, primarily due to an increase of $111.0 million at the DJ Basin complex, related to compression projects and well connections, as well as the continued construction of Train II at the Lancaster plant. In addition, there was an increase of $21.7 million at the Haley system, $21.6 million at the Hilight system, $13.3 million at the DBM complex, $11.9 million at the Anadarko-Operated Marcellus Interest systems and $6.2 million at Chipeta. These increases were partially offset by a $104.1 million decrease at the Brasada complex due to construction being completed in June 2013, a $68.6 million decrease at the Non-Operated Marcellus Interest systems and a $2.3 million decrease at the Red Desert complex. Maintenance capital expenditures increased by $15.8 million, primarily as a result of increased expenditures of $4.7 million at the DJ Basin complex, $5.7 million at the Non-Operated Marcellus Interest systems, $2.2 million at the Red Desert complex and $1.6 million at the Anadarko-Operated Marcellus Interest systems.
Capital expenditures, excluding acquisitions, increased by $7.7 million for the year ended December 31, 2013. Expansion capital expenditures increased by $15.0 million (including a $3.8 million increase in capitalized interest) for the year ended December 31, 2013, primarily due to an increase of $151.2 million at the DJ Basin complex related to compression projects and the continued construction of Train I at the Lancaster plant, and a $43.1 million increase in expenditures at the Hilight system and at the Anadarko-Operated Marcellus Interest systems. These increases were partially offset by a $180.0 million decrease at Chipeta, the Non-Operated Marcellus Interest systems and the Brasada complex. Maintenance capital expenditures decreased by $7.3 million, primarily as a result of decreased expenditures of $7.5 million at the DJ Basin and Red Desert complexes, the Hilight and Haley systems, and the Non-Operated Marcellus Interest systems, partially offset by a $1.7 million increase at the Anadarko-Operated Marcellus Interest systems.
Excluding acquisitions, WES expects to spend 38% of its 2015 capital budget in the Rocky Mountains - Colorado area, 36% in West Texas and 18% in North-central Pennsylvania, with the remainder spent in other areas in which WES operates.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2014	2013	2012
Net cash provided by (used in):
Operating activities	$534,807	$448,201	$338,047
Investing activities	(2,621,559)	(1,652,995)	(1,357,537)
Financing activities	2,053,078	885,541	1,212,912
Net increase (decrease) in cash and cash equivalents	$(33,674)	$(319,253)	$193,422

Operating Activities. Net cash provided by operating activities during the years ended December 31, 2014 and 2013, increased primarily due to the impact of changes in working capital items. This increase was driven primarily by changes in accounts payable balances due to the acquisition of DBM and timing of payments made to third-parties.
Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2014, included the following:

•	$1.5 billion of cash paid for the acquisition of DBM, net of $30.6 million of cash acquired;

•
$672.8 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliates, primarily related to projects at the DJ Basin complex, which include the continued construction of Train II at the Lancaster plant and compressor expansions;

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$42.0 million of cash paid related to FRP construction, which was completed in March 2014;

•	$22.9 million of cash paid for equipment purchases from Anadarko;

•	$18.1 million of distributions from equity investments in excess of cumulative earnings;

•	$10.5 million of cash paid for a White Cliffs expansion project; and

•	$6.6 million of cash paid related to TEP construction, which was completed in November 2013.

Net cash used in investing activities for the year ended December 31, 2013, included the following:

•	$646.5 million of capital expenditures, net of $0.6 million of contributions in aid of construction costs from affiliates;

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$236.9 million of capital contributions to TEG, TEP and FRP for construction costs;

•	$134.6 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$38.7 million of capital contributions to the Mont Belvieu JV to fund WES’s share of construction costs for the fractionation trains completed in the fourth quarter of 2013;

•	$27.5 million of cash paid for the OTTCO acquisition;

•	$19.1 million of cash paid for a White Cliffs expansion project;

•	$11.2 million of cash paid for equipment purchases from Anadarko; and

•	$4.4 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2012, included the following:

•	$638.1 million of capital expenditures;

•	$458.6 million of cash paid for the acquisition of the MGR assets;

•	$128.3 million of cash paid for the additional Chipeta interest;

•	$107.6 million of cash paid for capital contributions to TEP for construction costs and the initial investments in TEG and FRP; and

•	$24.7 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2014, included the following:

•	$750.0 million of proceeds from WES’s issuance of Class C units to a subsidiary of Anadarko, all of which was used to fund a portion of the acquisition of DBM;

•
$603.0 million of net proceeds from the WES November 2014 equity offering, including net proceeds from a capital contribution by WES GP, part of which was used to fund a portion of the acquisition of DBM;

•	$475.0 million of borrowings to fund a portion of the acquisition of DBM;

•
$389.5 million of net proceeds from the WES 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•	$335.0 million of borrowings to fund capital expenditures and for general partnership purposes;

•
$100.0 million of net proceeds from the additional WES 2018 Notes offering in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•
$83.2 million of net proceeds from sales of WES common units under WES’s Continuous Offering Program (as defined and discussed in Registered Securities within this Item 7), including net proceeds from capital contributions by WES GP;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering; and

•	$0.4 million of net proceeds from a capital contribution by WES GP after common units were issued in conjunction with the acquisition of the TEFR Interests.

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the year ended December 31, 2014, representing intercompany transactions attributable to the acquisition of the TEFR Interests.

Net cash provided by financing activities for the year ended December 31, 2013, included the following:

•
$424.7 million of net proceeds from the WES May 2013 equity offering, including net proceeds from a capital contribution by WES GP, $245.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$299.0 million of borrowings to fund capital expenditures;

•
$273.7 million of net proceeds from WES’s December 2013 equity offering, including net proceeds from a capital contribution by WES GP, $215.0 million of which was used to repay a portion of the outstanding borrowings under the WES RCF;

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

•
$41.8 million of net proceeds from sales of WES common units under WES’s Continuous Offering Program (as defined and discussed in Registered Securities within this Item 7), including net proceeds from capital contributions by WES GP;

•	$27.5 million of borrowings to fund the OTTCO acquisition; and

•	$0.5 million of net proceeds from a capital contribution by WES GP after WES common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net contributions from Anadarko attributable to intercompany balances were $209.0 million during the year ended December 31, 2013, representing intercompany transactions attributable to WES’s acquisitions of the TEFR Interests and the Non-Operated Marcellus Interest.

Net cash provided by financing activities for the year ended December 31, 2012, included the following:

•
$511.3 million and $156.4 million of net proceeds from the WES 2022 Notes offerings in June 2012 and October 2012, respectively, after underwriting and original issue discounts, original issue premiums and offering costs;

•	$409.4 million of net proceeds from common and general partner units WES sold in connection with the closing of our December 2012 IPO;

•	$299.0 million of borrowings to fund the acquisition of the MGR assets; and

•	$216.4 million of net proceeds from the June 2012 WES equity offering.

Proceeds from the WES 2022 Notes offerings were used to repay amounts outstanding under the WES RCF and the WES note payable to Anadarko. Net contributions from Anadarko attributable to intercompany balances were $278.6 million during the year ended December 31, 2012, representing intercompany transactions attributable to the acquisitions of the TEFR Interests, the Non-Operated Marcellus Interest and the MGR assets, and the compensation expense allocated to WES since the inception of the Incentive Plan.

For the years ended December 31, 2014, 2013 and 2012, WES paid $408.6 million, $299.1 million and $197.9 million, respectively, of cash distributions to its unitholders. Contributions from the noncontrolling interest owners of Chipeta totaled zero, $2.2 million and $29.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions to the noncontrolling interest owners of Chipeta totaled $15.1 million, $13.1 million and $17.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing the distributions paid as of December 31 of the respective year. Decreases in contributions by and distributions to noncontrolling interest owners of Chipeta were also impacted by WES’s August 2012 acquisition of the additional Chipeta interest.

Debt and credit facilities. At December 31, 2014, WES’s debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and $510.0 million of borrowings outstanding under the WES RCF. The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities. As of December 31, 2014, the carrying value of WES’s outstanding debt consisted of $495.7 million of 2021 Notes, $672.9 million of 2022 Notes, $350.5 million of 2018 Notes, $393.8 million of 2044 Notes and $510.0 million of borrowings under the WES RCF. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
At December 31, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

WES RCF. In February 2014, WES entered into an amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion, replacing its $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). The WES RCF matures in February 2019 and bears interest LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. As of December 31, 2014, WES had $510.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $677.2 million available for borrowing under the WES RCF. The interest rate on the WES RCF was 1.47% at December 31, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at December 31, 2014 and 2013, respectively. At December 31, 2014, WES was in compliance with all covenants under the WES RCF.

The WES RCF continues to contain certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. At December 31, 2014, WES was in compliance with all remaining covenants under the WES RCF.
The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”) against any claims made against WES GP under the 2022 Notes, 2021 Notes and/or the WES RCF.
In connection with the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests, WES GP and other wholly owned subsidiaries of Anadarko entered into indemnification agreements, whereby such subsidiaries agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests. These indemnification agreements apply to the 2044 Notes, 2018 Notes and/or WES RCF borrowings outstanding related to the aforementioned acquisitions.
WES GP, the other indemnifying subsidiaries of Anadarko and WGRI also amended and restated the indemnity agreements between them to (i) conform language among all the indemnification agreements and (ii) reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to the WES GP under the indemnification agreements related to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests.

WGP working capital facility. On November 1, 2012, we entered into the $30.0 million WGP WCF with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and will bear interest at LIBOR plus 1.50%. The interest rate was 1.67% for each of the years ended December 31, 2014 and 2013.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of December 31, 2014, we had $1.2 million of outstanding borrowings under the WGP WCF and $28.9 million available for borrowing. At December 31, 2014, we were in compliance with all covenants under the WGP WCF.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the U.S. Securities and Exchange Commission (“SEC”).
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “Continuous Offering Program”), in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a discussion of trades completed by WES under its Continuous Offering Program. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.
In August 2014, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $500.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. As of December 31, 2014, WES had not issued any common units under such registration statement.

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
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of its IPO. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce a substantial majority of its exposure to commodity price risk and is subject to performance risk thereunder. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2014. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2015.

	Obligations by Period
thousands	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt
Principal	$—	$—	$—	$350,000	$510,000	$1,570,000	$2,430,000
Interest	90,911	90,911	90,911	86,686	76,705	654,169	1,090,293
Asset retirement obligations	1,212	1,865	—	—	1,342	104,673	109,092
Capital expenditures	64,084	—	—	—	—	—	64,084
Credit facility fees	2,400	560	—	—	—	—	2,960
Environmental obligations	475	476	476	116	116	315	1,974
Operating leases	338	303	157	34	—	—	832
Total	$159,420	$94,115	$91,544	$436,836	$588,163	$2,329,157	$3,699,235

Debt and credit facility fees. For additional information on credit facility fees required under the WES RCF, see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to WES expansion projects. WES has other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Environmental obligations. WGP, through its partnership interests in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. WES regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in its recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operating leases. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which it charges WES rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement. See Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we and WES enter into from time to time, see Note 5—Transactions with Affiliates and Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of property, plant and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. WES’s management considers the following to be its most critical accounting estimates that involve judgment and it discusses the selection and development of these estimates with WES GP’s Audit Committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted-average life of WES’s long-lived assets is 23 years. If the depreciable lives of WES’s assets were reduced by 10%, WES estimates that annual depreciation expense would increase by $24.0 million, which would result in a corresponding reduction in WES’s operating income.

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
During 2014, WES recognized impairments of $3.1 million, primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair-value inputs, the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and a compressor no longer in service at the Hilight system.
During 2013, WES recognized a $1.2 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems.
During 2012, WES recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also during 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within WES’s operating assets.

Impairments of goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets WGP, through its consolidation of WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price paid to a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, WES’s allocated goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of such net assets on their respective acquisition dates.
WES evaluates whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that WES has one operating segment and two reporting units: (i) gathering and processing and (2) transportation. The carrying value of goodwill as of December 31, 2014, was $379.6 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit. In connection with the November 2014 DBM acquisition, WES recorded $279.1 million of goodwill. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If WES concludes that the fair value of the reporting unit more than likely exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment is not performed or indicates the fair value of the reporting unit may be less than its carrying amount, WES would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary. In this manner, estimating the fair value of WES’s reporting units was not necessary based on the qualitative evaluation as of October 1, 2014. However, fair-value estimates of WES’s reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.
Because quoted market prices for WES’s reporting units are not available, WES’s management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses information available to make these fair value estimates, including market multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Specifically, WES’s management estimates fair value by applying an estimated multiple to projected EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against WES’s projected EBITDA. A lower fair value estimate in the future for any of WES’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on WES’s most recent goodwill impairment test, WES concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in our consolidated financial statements.

Impairments of intangible assets. WES’s intangible asset balance as of December 31, 2014 and 2013, primarily represents the fair value, net of amortization, of (i) contracts WES assumed in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts we assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years. See Note 2—Acquisitions and Note 9—Goodwill and Intangibles in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and WES’s standby letters of credit required for this item is provided under Note 14—Commitments and Contingencies and Note 13—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of WES’s processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, WES receives a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, WES keeps 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, WES compensates the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized.
To mitigate WES’s exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
In addition, pursuant to certain of WES’s contracts, WES retains and sells drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, WES is required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, WES’s revenues for this portion of WES’s contractual arrangement are based on the price received for the drip condensate, and WES’s costs for this portion of its contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of NYMEX West Texas Intermediate crude oil.
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
We bear a limited degree of commodity price risk through our investment in WES with respect to settlement of WES’s natural gas imbalances that arise from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers, as well as instances where WES’s actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by WES are valued at WES’s weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. WES’s exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during the year ended December 31, 2014, were low compared to historic rates. As of December 31, 2014, WGP had $1.2 million of outstanding borrowings under the WGP WCF and WES had $510.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of any borrowings under the WES RCF or WGP WCF at December 31, 2014.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that as of December 31, 2014, the Partnership’s internal control over financial reporting was effective based on those criteria. The Partnership acquired Nuevo Midstream, LLC in November 2014 and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, Nuevo Midstream, LLC’s internal control over financial reporting associated with total assets of $1.6 billion and total revenues of $12.5 million included in the consolidated financial statements of Western Gas Equity Partners, LP and subsidiaries as of and for the year ended December 31, 2014.
KPMG LLP has issued an attestation report on the Partnership’s internal control over financial reporting as of December 31, 2014.

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

February 26, 2015

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

We have audited Western Gas Equity Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Western Gas Equity Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Western Gas Equity Partners, LP acquired Nuevo Midstream, LLC in November 2014, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, Nuevo Midstream, LLC’s internal control over financial reporting associated with total assets of $1.6 billion and total revenues of $12.5 million included in the consolidated financial statements of the Partnership and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Nuevo Midstream, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2015

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Equity Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 26, 2015

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2014	2013	2012
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$394,870	$306,810	$249,997
Natural gas, natural gas liquids and condensate sales	570,047	496,848	436,423
Other	5,078	1,868	1,606
Total revenues – affiliates	969,995	805,526	688,026
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	252,581	175,732	132,333
Natural gas, natural gas liquids and condensate sales	42,807	44,396	71,916
Other	8,380	4,109	2,201
Total revenues – third parties	303,768	224,237	206,450
Total revenues	1,273,763	1,029,763	894,476
Equity income, net (1)	57,836	22,948	16,042
Operating expenses
Cost of product (2)	437,956	364,285	336,079
Operation and maintenance (2)	199,305	168,657	140,106
General and administrative (2)	37,458	33,464	99,728
Property and other taxes	25,387	23,244	19,688
Depreciation, amortization and impairments	183,156	145,916	120,608
Total operating expenses	883,262	735,566	716,209
Operating income	448,337	317,145	194,309
Interest income – affiliates	16,900	16,900	16,900
Interest expense (3)	(76,769)	(51,797)	(42,060)
Other income (expense), net	938	1,935	292
Income before income taxes	389,406	284,183	169,441
Income tax (benefit) expense	2,027	2,305	48,884
Net income	387,379	281,878	120,557
Net income attributable to noncontrolling interests	165,468	122,173	59,181
Net income attributable to Western Gas Equity Partners, LP	$221,911	$159,705	$61,376
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$221,911	$159,705	$61,376
Results attributable to the pre-IPO period	—	(49)	(56,860)
Pre-acquisition net (income) loss allocated to Anadarko	956	(4,128)	(1,707)
Limited partners’ interest in net income (4)	222,867	155,528	2,809
Net income per common unit – basic and diluted	$1.02	$0.71	$0.01
Weighted-average common units outstanding – basic and diluted	218,910	218,896	218,896

(1)	Income earned from equity investments is classified as affiliate. See Note 1.

(2)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $114.0 million, $129.0 million and $145.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operation and maintenance includes charges from Anadarko of $58.9 million, $56.4 million and $51.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. General and administrative includes charges from Anadarko of $27.7 million, $24.2 million and $92.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 5.

(3)	Includes affiliate (as defined in Note 1) interest expense of zero for each of the years ended December 31, 2014 and 2013, and $2.8 million for the year ended December 31, 2012. See Note 13.

(4)	Represents net income earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$67,213	$113,085
Accounts receivable, net (1)	97,890	83,943
Other current assets (2)	10,841	10,799
Total current assets	175,944	207,827
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,424,699	4,239,100
Less accumulated depreciation	1,040,328	855,845
Net property, plant and equipment	4,384,371	3,383,255
Goodwill	384,387	105,336
Other intangible assets	884,857	53,606
Equity investments	634,492	593,400
Other assets	28,289	27,401
Total assets	$6,752,340	$4,630,825
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (3)	$29,104	$39,589
Accrued ad valorem taxes	14,812	13,860
Accrued liabilities (4)	158,730	138,034
Current portion of long-term debt - Anadarko	1,150	—
Total current liabilities	203,796	191,483
Long-term debt	2,422,954	1,418,169
Deferred income taxes	4,171	37,998
Asset retirement obligations and other	110,069	79,145
Total long-term liabilities	2,537,194	1,535,312
Total liabilities	2,740,990	1,726,795
Equity and partners’ capital
Common units (218,909,977and 218,895,515 units issued and outstanding at December 31, 2014 and 2013, respectively)	1,260,195	905,082
Net investment by Anadarko	—	312,092
Total partners’ capital	1,260,195	1,217,174
Noncontrolling interests	2,751,155	1,686,856
Total equity and partners’ capital	4,011,350	2,904,030
Total liabilities, equity and partners’ capital	$6,752,340	$4,630,825

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $64.5 million and $47.8 million as of December 31, 2014 and 2013, respectively.

(2)	Other current assets includes natural gas imbalance receivables from affiliates of $0.2 million and $0.1 million as of December 31, 2014 and 2013, respectively.

(3)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $0.1 million and $2.3 million as of December 31, 2014 and 2013, respectively.

(4)	Accrued liabilities includes amounts payable to affiliates of zero and $0.1 million as of December 31, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2011	$621,847	$—	$938,081	$1,559,928
Net income (loss)	58,567	2,809	59,181	120,557
Issuance of common units, net of offering expenses	—	409,903	—	409,903
Dividend payable—Anadarko (1)	(158,791)	—	—	(158,791)
WES equity transactions, net (2)	52,875	(173,787)	332,844	211,932
Contributions received from Chipeta noncontrolling interest owners (including Anadarko)	—	—	29,108	29,108
Distributions to Chipeta noncontrolling interest owners (including Anadarko)	—	—	(17,303)	(17,303)
Distributions to WES noncontrolling interest owners	—	—	(99,570)	(99,570)
Acquisition from affiliates	(458,764)	—	—	(458,764)
Acquisition of additional 24% interest in Chipeta (3)	(43,909)	—	(77,195)	(121,104)
Contributions of equity-based compensation to WES by Anadarko (4)	86,673	—	384	87,057
Net distributions to Anadarko of other assets	(15,275)	—	(21)	(15,296)
Net pre-acquisition contributions from (distributions to) Anadarko	363,977	—	—	363,977
Conversion of net investment by Anadarko to limited partner interest upon IPO	(673,451)	673,451	—	—
Elimination of net deferred tax liabilities upon IPO	373,353	—	—	373,353
Elimination of net deferred tax liabilities	106,504	—	—	106,504
Other	(6)	—	2,534	2,528
Balance at December 31, 2012	$313,600	$912,376	$1,168,043	$2,394,019
Net income (loss)	4,177	155,528	122,173	281,878
WES equity transactions, net (2)	—	187,016	537,795	724,811
Contributions received from Chipeta noncontrolling interest owner	—	—	2,247	2,247
Distributions to Chipeta noncontrolling interest owner	—	—	(13,127)	(13,127)
Distributions to WES noncontrolling interest owners	—	—	(130,706)	(130,706)
Distributions to WGP unitholders	—	(137,000)	—	(137,000)
Acquisitions from affiliates	(255,635)	(209,865)	—	(465,500)
Contributions of equity-based compensation to WES by Anadarko (4)	—	2,846	86	2,932
Net pre-acquisition contributions from (distributions to) Anadarko (5)	203,420	—	—	203,420
Net distributions to Anadarko of other assets	—	(5,855)	—	(5,855)
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	36	345	381
Balance at December 31, 2013	$312,092	$905,082	$1,686,856	$2,904,030
Net income (loss)	(956)	222,867	165,468	387,379
WES equity transactions, net (2)	—	351,510	339,907	691,417
WES Class C unit issuance	—	—	750,000	750,000
Distributions to Chipeta noncontrolling interest owner	—	—	(15,149)	(15,149)
Distributions to WES noncontrolling interest owners	—	—	(176,344)	(176,344)
Distributions to WGP unitholders	—	(228,481)	—	(228,481)
Acquisitions from affiliates	(372,784)	16,534	—	(356,250)
Contributions of equity-based compensation to WES by Anadarko (4)	—	3,041	—	3,041
Net pre-acquisition contributions from (distributions to) Anadarko (5)	23,488	—	—	23,488
Net distributions to Anadarko of other assets	—	(10,733)	—	(10,733)
Elimination of net deferred tax liabilities	38,160	—	—	38,160
Other	—	375	417	792
Balance at December 31, 2014	$—	$1,260,195	$2,751,155	$4,011,350

(1)	Associated with the Incentive Plan. See Note 6.

(2)
Includes the impact of WES’s public equity offerings and units issued in connection with acquisitions of assets from Anadarko as described in Note 2. The $351.5 million and $187.0 million increase to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP totaled $573.4 million and $346.7 million, for the years ended December 31, 2014 and 2013, respectively. The $120.9 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $(59.5) million for the year ended December 31, 2012.

(3)
See Note 2 for a description of WES’s acquisition of Anadarko’s then-remaining 24% membership interest in Chipeta in August 2012. The $43.9 million decrease to partners’ capital resulting from the August 2012 Chipeta acquisition, together with net income attributable to Western Gas Equity Partners, LP, totaled $17.5 million for the year ended December 31, 2012.

(4)
Associated with the Anadarko Incentive Plans for the years ended December 31, 2014, 2013 and 2012 and the Incentive Plan for the year ended December 31, 2012, as defined and described in Note 1 and Note 6.

(5)
Includes deferred taxes on capitalized interest of $0.3 million and $5.5 million associated with the acquisition of the TEFR Interests (as defined and described in Note 1) for the years ended December 31, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2014	2013	2012
Cash flows from operating activities
Net income	$387,379	$281,878	$120,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	183,156	145,916	120,608
Non-cash equity-based compensation expense	4,105	3,822	3,717
Deferred income taxes	2,583	31,891	(2,263)
Debt-related amortization and other items, net	2,736	2,449	2,319
Equity income, net (1)	(57,836)	(22,948)	(16,042)
Distributions from equity investment earnings (1)	62,967	17,698	20,660
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(4,112)	(34,148)	23,157
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	(53,477)	22,700	5,320
Change in other items, net	3,473	(4,478)	(552)
Net cash provided by operating activities	530,974	444,780	277,481
Cash flows from investing activities
Capital expenditures	(673,004)	(646,471)	(638,121)
Contributions in aid of construction costs from affiliates	183	617	—
Acquisitions from affiliates	(379,193)	(476,711)	(611,719)
Acquisitions from third parties	(1,523,327)	(240,274)	—
Investments in equity affiliates	(64,278)	(294,693)	(108,457)
Distributions from equity investments in excess of cumulative earnings (1)	18,055	4,438	—
Proceeds from the sale of assets to affiliates	—	85	760
Proceeds from the sale of assets to third parties	5	14	—
Net cash used in investing activities	(2,621,559)	(1,652,995)	(1,357,537)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,648,028	957,503	1,041,648
Repayments of debt	(650,000)	(710,000)	(549,000)
Increase (decrease) in outstanding checks	1,693	(1,763)	1,800
Proceeds (expenses) from the issuance of WGP common units, net of offering expenses	—	(2,367)	412,020
Proceeds from the issuance of WES common units, net of offering expenses	691,178	725,050	211,932
Proceeds from the issuance of WES Class C units	750,000	—	—
Distributions to WGP unitholders	(228,481)	(137,000)	—
Contributions from Chipeta noncontrolling interest owners (including Anadarko)	—	2,247	29,108
Distributions to Chipeta noncontrolling interest owners	(15,149)	(13,127)	(17,303)
Distributions to noncontrolling interest owners of WES	(176,344)	(130,706)	(99,570)
Net contributions from Anadarko	23,788	208,907	245,418
Net cash provided by financing activities	2,044,713	898,744	1,276,053
Net increase (decrease) in cash and cash equivalents	(45,872)	(309,471)	195,997
Cash and cash equivalents at beginning of period	113,085	422,556	226,559
Cash and cash equivalents at end of period	$67,213	$113,085	$422,556
Supplemental disclosures
Net distributions to Anadarko of other assets	$10,733	$5,855	$15,296
Interest paid, net of capitalized interest	67,648	47,098	28,042
Taxes paid (reimbursements received)	(90)	552	495
Capital lease asset transfer (2)	4,833	—	—

(1)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(2)	For the year ended December 31, 2014, represents transfers of $4.6 million from other long-term assets, associated with the capital lease components of a processing agreement. See Note 8.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Equity Partners, LP is a Delaware master limited partnership formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP, another Delaware master limited partnership. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets. WES closed its initial public offering (“IPO”) to become publicly traded in 2008.
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”) (see Note 2). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to, WES’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
The three types of partnership interests in WES owned by WGP are as follows: (i) the general partner interest in WES, held through WES GP; (ii) 100% of the incentive distribution rights (“IDRs”) in WES, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and (iii) a significant limited partner interest in WES. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of December 31, 2014, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	1	5	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	1	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. WES is constructing Train II at the Lancaster plant (located at the DJ Basin complex) with operations expected to commence in the second quarter of 2015. In addition, WES is preparing for construction of Train IV at the DBM complex (see Note 2), with operations expected to commence in the first quarter of 2016. WES has also made progress payments towards the construction of another cryogenic unit at its DBM complex (Train V), with an expected in-service date of mid-2016.

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements.
The consolidated financial statements include the accounts of WGP and entities in which it holds a controlling financial interest, including WES and WES GP. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which WES, or WGP through its investment in WES, exercises significant influence are accounted for under the equity method. WGP proportionately consolidates WES’s 33.75% share of the assets, liabilities, revenues and expenses attributable to the Non-Operated Marcellus Interest systems and Anadarko-Operated Marcellus Interest systems (see Note 2) and WES’s 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system in the accompanying consolidated financial statements.
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

Chipeta. In July 2009, WES acquired a 51% interest in Chipeta and became party to Chipeta’s limited liability company agreement (the “Chipeta LLC agreement”). On August 1, 2012, WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of the additional Chipeta interest was accounted for on a prospective basis as WES acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, noncontrolling interests excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by the third-party member is reflected within noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

WES. The publicly held limited partner interests in WES are reflected as noncontrolling interests in the consolidated financial statements for all periods presented. In addition, as part of the consideration paid for the acquisitions of the Anadarko-Operated Marcellus Interest and TEFR Interests, WES issued 757,619 WES common units to other subsidiaries of Anadarko. Also, as part of the consideration paid for the acquisition of DBM, WES issued 10,913,853 WES Class C units to a subsidiary of Anadarko. See Note 2 and Note 4. The limited partner interests in WES held by other subsidiaries of Anadarko are reflected within noncontrolling interests in the consolidated financial statements as of and for the years ended December 31, 2014 and 2013.
The difference between the carrying value of WGP’s investment in WES and the underlying book value of common units issued by WES is accounted for as an equity transaction. Thus, if WES issues common units at a price different than WGP’s per-unit carrying value, any resulting change in the carrying value of WGP’s investment in WES is reflected as an adjustment to partners’ capital.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 10) by WGP through its partnership interests in WES as of December 31, 2014. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2). Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. Net income attributable to the WES assets acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners.

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
The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate, and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. See Note 13.
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported on the consolidated balance sheets approximate fair value due to the short-term nature of these items.

Cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. As of December 31, 2014 and 2013, bad-debt reserve was immaterial.

Natural gas imbalances. The consolidated balance sheets include natural gas imbalance receivables and payables resulting from differences in gas volumes received into WES’s systems and gas volumes delivered by WES to customers’ pipelines. Natural gas volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other natural gas volumes owed to or by WES are valued at the weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. As of December 31, 2014, natural gas imbalance receivables and payables were $0.4 million and $0.7 million, respectively. As of December 31, 2013, natural gas imbalance receivables and payables were $3.6 million and $2.5 million, respectively. Changes in natural gas imbalances are reported in other revenues for imbalance receivables or in cost of product for imbalance payables.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory. The cost of NGLs inventories is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in other current assets in the consolidated balance sheets. See Note 11.

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
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 8 for a description of impairments recorded during the years ended December 31, 2014, 2013 and 2012.

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

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. Refer to Note 9 for a discussion of goodwill. Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. An initial qualitative assessment may be performed prior to proceeding to the comparison of the fair value of each reporting unit to which goodwill has been assigned, to the carrying amount of net assets, including goodwill, of each reporting unit. If concluded, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other intangible assets. WES assesses intangible assets, as described in Note 9, for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment within this Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets.

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is adjusted to its expected settlement value through accretion expense, which is reported within depreciation, amortization and impairments in the consolidated statements of income. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 12.

Environmental expenditures. WES expenses environmental obligations related to conditions caused by past operations that do not generate current or future revenues. Environmental obligations related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 14.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WES purchases natural gas volumes at the wellhead for gathering and processing. As a result, WES has volumes of NGLs and condensate to sell and volumes of residue to either sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to WES when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, WES is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. WES has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price uncertainty that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title and related purchases are recorded as cost of product.
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

Equity-based compensation. Concurrently with WGP’s IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which 2,959,364 units remained available for future issuance as of December 31, 2014. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s Board of Directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP is amortized over the vesting periods applicable to the awards.
The Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) was adopted by WES GP concurrently with the IPO of WES and permits the issuance of up to 2,250,000 WES common units, of which 2,133,227 units remained available for future issuance as of December 31, 2014. Upon vesting of each phantom unit award, the holder will receive common units of WES or, at the discretion of WES GP’s Board of Directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP is amortized over the vesting periods applicable to the awards.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) for the year ended December 31, 2012 and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”) for all periods presented. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. Equity-based compensation granted under the Anadarko Incentive Plans does not impact cash flows from operating activities since the offset to compensation expense is recorded as a contribution to partners’ capital in the consolidated financial statements at the time of contribution, when the expense is realized. However, distribution equivalent rights awarded in tandem with equity-or liability-based awards are paid in cash and reflected within financing cash flows in the consolidated statements of cash flows. See Note 6.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2014 or 2013.
With respect to assets acquired from Anadarko, WES recorded Anadarko’s historic current and deferred income taxes for the periods prior to WES’s ownership of the assets. For periods subsequent to WES’s acquisition, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record current and deferred federal income taxes related to the assets acquired from Anadarko.

WGP income taxes. Prior to its September 2012 conversion from a limited liability company to a limited partnership, WGP was WGR Holdings, LLC, a single-member Delaware limited liability company treated as a division of Anadarko and disregarded for U.S. federal income tax purposes. As such, WGR Holdings, LLC was included in Anadarko’s consolidated income tax return for federal and state income tax purposes. In addition to WES’s historic Texas margin tax expense and liabilities, the accompanying consolidated financial statements of WGP include income tax expense and liabilities incurred by WGR Holdings, LLC, computed on a separate-return basis.
Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented. WGP had no material uncertain tax positions at December 31, 2014 or 2013.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income per common unit. Earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to periods prior to WGP’s IPO is not allocated to the limited partners for purposes of calculating net income per unit. As a result, pre-IPO net income, representing the financial results prior to WGP’s IPO on December 12, 2012, has been excluded from the limited partners’ interest in net income. Net income equal to the amount of available cash (as defined in WGP’s partnership agreement) is allocated to the common unitholders consistent with actual cash distributions. See Note 4.

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
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. WGP adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on WGP’s consolidated financial statements. See Note 7—Income Taxes.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS

In May 2008, concurrently with the closing of WES’s IPO, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC, and MIGC LLC. In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, WES closed on the acquisition of a 51% membership interest in Chipeta from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs. WES closed the acquisition of the Platte Valley assets from a third party in February 2011 and the acquisition of the Bison assets from Anadarko in July 2011.
The following table presents the acquisitions completed by WES during the years ended December 31, 2014, 2013 and 2012, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued to Anadarko	WES Class C Units Issued to Anadarko	WES GP Units Issued
MGR (1)	01/13/2012	100%	$299,000	$159,587	632,783	—	12,914
Chipeta (2)	08/01/2012	24%	—	128,250	151,235	—	3,086
Non-Operated Marcellus Interest (3)	03/01/2013	33.75%	250,000	215,500	449,129	—	—
Anadarko-Operated Marcellus Interest (4)	03/08/2013	33.75%	133,500	—	—	—	—
Mont Belvieu JV (5)	06/05/2013	25%	—	78,129	—	—	—
OTTCO (6)	09/03/2013	100%	27,500	—	—	—	—
TEFR Interests (7)	03/03/2014	Various (7)	350,000	6,250	308,490	—	—
DBM (8)	11/25/2014	100%	475,000	298,327	—	10,913,853	—

(1)
The assets acquired from Anadarko consisted of (i) the “Red Desert complex,” which is located in the greater Green River Basin in southwestern Wyoming, and includes the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.”

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

(3)
WES acquired Anadarko’s 33.75% interest (non-operated) (the “Non-Operated Marcellus Interest”) in the Liberty and Rome gas gathering systems (the “Non-Operated Marcellus Interest systems”), serving production from the Marcellus shale in North-central Pennsylvania. In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million.

(4)
WES acquired a 33.75% interest (the “Anadarko-Operated Marcellus Interest”) in each of the Larry’s Creek, Seely and Warrensville gas gathering systems (the “Anadarko-Operated Marcellus Interest systems”), which are operated by Anadarko and serve production from the Marcellus shale in North-central Pennsylvania, from a third party. During the third quarter of 2013, WES recorded a $1.1 million decrease in the assets acquired and liabilities assumed in the acquisition, representing the final purchase price allocation.

(5)
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

(7)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg (“DJ”) Basins. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES GP purchased 6,296 general partner units in exchange for WES GP’s proportionate capital contribution of $0.4 million.

(8)
WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. These assets are referred to collectively as the “DBM complex.” See Note 4 for a discussion of the WES Class C units.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

DBM acquisition. The DBM acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the DBM acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the DBM acquisition were included in the consolidated statement of income beginning on the acquisition date in the fourth quarter of 2014.
The following is the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date, pending the acquired entity’s final financial statements:

thousands
Current assets	$46,358
Property, plant and equipment	440,971
Goodwill	279,051
Other intangible assets	835,566
Accounts payables	(13,064)
Accrued liabilities	(24,824)
Deferred income taxes	(1,450)
Asset retirement obligations and other	(8,649)
Total purchase price	$1,553,959

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the DBM acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the processing plants, gathering system, and related facilities and equipment are based on market and cost approaches. The fair value of the intangible assets was determined using an income approach. Deferred taxes represent the tax effects of differences in the tax basis and acquisition-date fair value of the assets acquired and liabilities assumed.
The following table presents pro forma condensed financial information as if the DBM acquisition had occurred on January 1, 2013:

	Year Ended December 31,
thousands except per-unit amounts	2014	2013
Revenues	$1,397,030	$1,107,030
Net income	329,241	235,817
Net income attributable to Western Gas Equity Partners, LP	163,773	129,984
Net income per common unit – basic and diluted	0.75	0.57

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the DBM acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information in the table above includes $12.5 million of revenues and $10.4 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the DBM complex that are included in the consolidated statement of income for the year ended December 31, 2014. The pro forma adjustments reflect pre-acquisition results of the DBM acquisition including (a) revenues and expenses; (b) depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; (c) amortization of intangible assets (customer contracts assumed in the acquisition); and (d) interest on borrowings under WES’s senior unsecured revolving credit facility (“WES RCF”) to finance the DBM acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the DBM acquisition, nor any future acquisition related expenses.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter.
The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2012
December 31 (prorated from IPO date)	$0.03587	$7,852	February 2013
2013
March 31	$0.17875	$39,128	May 2013
June 30	0.19750	43,232	August 2013
September 30	0.21375	46,789	November 2013
December 31	0.23125	50,620	February 2014
2014
March 31	$0.25000	$54,726	May 2014
June 30	0.27125	59,378	August 2014
September 30	0.29125	63,756	November 2014
December 31 (1)	0.31250	68,409	February 2015

(1)
On January 22, 2015, the Board of Directors of WGP GP declared a cash distribution to WGP unitholders of $0.31250 per unit, or $68.4 million in aggregate. The cash distribution was paid on February 20, 2015, to WGP unitholders of record at the close of business on February 2, 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES partnership distributions. WES’s partnership agreement requires WES to distribute all of its available cash (as defined in WES’s partnership agreement) to WES unitholders of record on the applicable record date within 45 days of the end of each quarter. The Board of Directors of WES GP declared the following cash distributions to WES’s common and general partner unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2012
March 31	$0.460	$46,053	May 2012
June 30	0.480	52,425	August 2012
September 30	0.500	56,346	November 2012
December 31	0.520	65,657	February 2013
2013
March 31	$0.540	$70,143	May 2013
June 30	0.560	79,315	August 2013
September 30	0.580	83,986	November 2013
December 31	0.600	92,609	February 2014
2014
March 31	$0.625	$98,749	May 2014
June 30	0.650	105,655	August 2014
September 30	0.675	111,608	November 2014
December 31 (1)	0.700	126,044	February 2015

(1)
On January 22, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.700 per unit, or $126.0 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution was paid on February 12, 2015, to WES unitholders of record at the close of business on February 2, 2015.

WES’s available cash. The amount of available cash (as defined in WES’s partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of WES GP, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by WES GP to provide for the proper conduct of WES’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements; or to provide funds for distributions to WES unitholders, and to WES GP for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

General partner interest and incentive distribution rights of WES. As of December 31, 2014, WES GP was entitled to 1.9% of all quarterly distributions by WES (see Note 4). WES GP, as the holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented.

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.300	98.1%	1.9%
First target distribution	up to $0.345	98.1%	1.9%
Second target distribution	above $0.345 up to $0.375	85.1%	14.9%
Third target distribution	above $0.375 up to $0.450	75.1%	24.9%
Thereafter	above $0.450	50.1%	49.9%

The maximum distribution sharing percentage of 49.9% includes distributions paid to WES GP on its 1.9% general partner interest and the 48.0% IDR maximum distribution sharing percentage, and does not include any distributions that it may receive on WES common units that it owns or may acquire.

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK C units”) until the end of 2017 (unless earlier converted, see Note 4), and the Class C units are disregarded with respect to WES’s distribution of WES’s available cash until they are converted to common units. The number of additional PIK C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK C distributions at fair value at the time of issuance. This fair value measurement uses WES’s unit price as a significant input in the determination of the fair value and thus represents a Level 2 measurement. On February 12, 2015, WES GP distributed 45,711 PIK C units to the Class C unitholder, based on the $0.700 common unit distribution referenced above, with an implied fair value of $3.1 million. The Class C unit distribution was prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of December 31, 2014, Anadarko held 193,387,365 of WGP’s common units, representing an 88.3% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held a non-economic general partner interest in WGP. The public held 25,522,612 WGP common units, representing an 11.7% limited partner interest in WGP.
In July 2014, Anadarko sold 5,750,000 of its WGP common units to the public through an underwritten offering, including 750,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering.

Net income per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding. Net income per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES equity. As of December 31, 2014, WGP held 49,296,205 WES common units, representing a 34.9% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of WES’s IDRs. As of December 31, 2014, other subsidiaries of Anadarko held 757,619 WES common units and 10,913,853 Class C units, representing an aggregate 8.3% limited partner interest in WES, and the public held 77,641,306 WES common units, representing a 55.0% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2.).

WES public equity offerings. WES completed the following public offerings of its common units during 2014, 2013 and 2012:

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering (2)	7,015,000	143,163	61.18	13,203	424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	1,133,384	23,132	73.48	1,738	83,245
November 2014 equity offering (6)	8,620,153	153,061	70.85	18,583	602,999

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.1 million.

(4)
Represents common and general partner units of WES issued during the year ended December 31, 2013, pursuant to WES’s registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units (the “Continuous Offering Program”). Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2013, were $42.6 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during 2013.

(5)
Represents common and general partner units of WES issued during the year ended December 31, 2014, under the Continuous Offering Program. Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the year ended December 31, 2014. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.

(6)
Includes the issuance of 1,120,153 WES common units pursuant to the partial exercise of the underwriters’ over-allotment option. Net proceeds from this partial exercise were $77.0 million. Beginning with this partial exercise, WES WGP elected not to make a corresponding capital contribution to maintain the 2.0% general partner interest in WES. See Note 3.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES common and general partner units. The following table summarizes WES’s common, Class C and general partner units issued during the years ended December 31, 2014 and 2013:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2012	104,660,553	—	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	—	9,166	458,295
Long-Term Incentive Plan awards	12,395	—	253	12,648
May 2013 equity offering	7,015,000	—	143,163	7,158,163
Continuous Offering Program	685,735	—	13,996	699,731
December 2013 equity offering	4,500,000	—	91,837	4,591,837
Balance at December 31, 2013	117,322,812	—	2,394,345	119,717,157
December 2013 equity offering	300,000	—	6,122	306,122
Long-Term Incentive Plan awards	10,291	—	112	10,403
TEFR Interests acquisition	308,490	—	6,296	314,786
Continuous Offering Program	1,133,384	—	23,132	1,156,516
November 2014 equity offering	8,620,153	—	153,061	8,773,214
Class C unit issuance	—	10,913,853	—	10,913,853
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to APC Midstream Holdings, LLC (“AMH”), a subsidiary of Anadarko, at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM and the UPA contains an optional redemption feature that provides if WES were to receive cash proceeds from an entity that is not an affiliate of WES or AMH, and these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM, then WES would be able to redeem up to $150.0 million of the Class C units within 10 days of the receipt of such proceeds. As of December 31, 2014, no Class C units had been redeemed.

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of WES assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of WES and WGP. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 1 for further information related to contributions of assets to WES by Anadarko.

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

WES note receivable from and amount payable to Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $317.8 million and $296.7 million at December 31, 2014 and 2013, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
In 2008, WES entered into a five-year $175.0 million term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from the issuance of 4.000% Senior Notes due 2022. See Note 13.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hugoton system and at the DJ Basin and Red Desert complexes, with various expiration dates through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of December 31, 2014:

per barrel except natural gas	2015			2016
Ethane	$18.41	−	23.41	$23.11
Propane	47.08	−	52.99	52.90
Isobutane	62.09	−	74.02	73.89
Normal butane	54.62	−	65.04	64.93
Natural gasoline	72.88	−	81.82	81.68
Condensate	76.47	−	81.82	81.68
Natural gas (per MMBtu)	4.66	−	5.96	4.87

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Year Ended December 31,
thousands	2014	2013	2012
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$9,494	$21,382	$37,665
Natural gas liquids sales	113,866	102,076	66,260
Total	123,360	123,458	103,925
Losses on commodity price swap agreements related to purchases (2)	(68,492)	(85,294)	(89,710)
Net gains (losses) on commodity price swap agreements	$54,868	$38,164	$14,215

(1)	Reported in affiliate natural gas, natural gas liquids and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 48%, 54% and 62% for the years ended December 31, 2014, 2013 and 2012, respectively. WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 57%, 59% and 61% for the years ended December 31, 2014, 2013 and 2012, respectively. Throughput percentages are not directly comparable because the formation of the DJ Basin complex resulted in the following: (i) the Wattenberg system volumes previously reported as “Gathering, treating and transportation” are now reported as “Processing” for all periods presented, and (ii) beginning in 2014, volumes both gathered and processed by the two systems are no longer separately reported.

Gas purchase and sale agreements. WES sells substantially all of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Omnibus agreements. Pursuant to the omnibus agreements discussed below, Anadarko performs centralized corporate functions for WGP and WES such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration. Anadarko, in accordance with WES’s partnership agreement and the WES omnibus agreement, determines, in its reasonable discretion, amounts to be reimbursed by WES in exchange for services provided under the WES omnibus agreement. See Summary of affiliate transactions below.

WGP omnibus agreement. In connection with WGP’s IPO in December 2012, WGP entered into an omnibus agreement with WGP GP and Anadarko that governs the following: (i) WGP’s obligation to reimburse Anadarko for expenses incurred or payments made on WGP’s behalf in conjunction with Anadarko’s provision of general and administrative services to WGP, including public company expenses and general and administrative expenses; (ii) WGP’s obligation to pay Anadarko, in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) WGP’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on our behalf.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes the amounts WGP reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2014	2013	2012
General and administrative expenses	$254	$271	$13
Public company expenses	1,986	2,391	503
Total reimbursement	$2,240	$2,662	$516

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship regarding certain reimbursement and indemnification matters (the “WES omnibus agreement”).
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2014	2013	2012
General and administrative expenses	$20,249	$16,882	$14,904
Public company expenses	8,006	7,152	6,830
Total reimbursement	$28,255	$24,034	$21,734

Services and secondment agreement. Pursuant to the services and secondment agreement, specified employees of Anadarko are seconded to provide operating, routine maintenance and other services with respect to the assets owned and operated by WES under the direction, supervision and control of WES GP. Pursuant to the services and secondment agreement, WES reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires. The consolidated financial statements include costs allocated by Anadarko for expenses incurred under the services and secondment agreement for periods including and subsequent to WES’s acquisition of the WES assets.

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

Allocation of costs. For periods prior to WES’s acquisition of the WES assets, the consolidated financial statements include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. This management services fee was allocated to WES based on its proportionate share of Anadarko’s assets and revenues or other contractual arrangements. Management believes these allocation methodologies are reasonable.
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

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
thousands	Purchases			Sales
Cash consideration	$22,943	$11,211	$24,705	$—	$85	$760
Net carrying value	12,210	5,309	8,009	—	38	393
Partners’ capital adjustment	$10,733	$5,902	$16,696	$—	$47	$367

Contributions in aid of construction costs from affiliates. In 2013, a subsidiary of Anadarko entered into an aid in construction agreement with WES, whereby WES constructed five receipt-point facilities at its Brasada complex that serve the Anadarko subsidiary. Such subsidiary reimbursed WES for costs associated with construction of the receipt points. These reimbursements are presented within the investing section of the consolidated statements of cash flows as “Contributions in aid of construction costs from affiliates.”

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Year ended December 31,
thousands	2014	2013	2012
Revenues (1)	$969,995	$805,526	$688,026
Equity income, net (1)	57,836	22,948	16,042
Cost of product (1)	114,000	129,045	145,250
Operation and maintenance (2)	58,884	56,435	51,237
General and administrative (3)	27,736	24,235	92,887
Operating expenses	200,620	209,715	289,374
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	3	—	2,766
Distributions to WGP unitholders (6)	204,615	124,633	—
Distributions to WES unitholders (7)	1,747	755	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	—	12,588
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	—	6,528

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see Note 6) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
For the year ended December 31, 2014, includes interest expense recognized on the WGP working capital facility (see Note 13). For the year ended December 31, 2012, includes interest expense recognized on the WES note payable to Anadarko (see Note 13) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada complex and Lancaster plant. WES repaid the WES note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko associated with the construction of the Brasada complex and Lancaster plant in the fourth quarter of 2012.

(6)	Represents distributions paid under WGP’s partnership agreement (see Note 3 and Note 4).

(7)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 3 and Note 4).

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
The following table summarizes WES LTIP award activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$49.47	16,844	$41.77	25,619	$33.92	23,978
Vested	49.55	(13,122)	41.28	(14,695)	33.20	(14,260)
Granted	68.14	5,800	62.49	5,920	45.91	15,901
Phantom units outstanding at end of year	60.74	9,522	49.47	16,844	41.77	25,619

WES LTIP Compensation Expense. Compensation expense is recognized over the vesting period and was $0.6 million for each of the years ended December 31, 2014 and 2013, and $0.4 million for the year ended December 31, 2012. As of December 31, 2014, there was $0.3 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, of which $0.2 million will be realized by WES, and which is expected to be recognized over a weighted-average period of 0.7 years.

WGP LTIP and Anadarko Incentive Plans. WGP GP awards phantom units under the WGP LTIP to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period.
The following table summarizes WGP LTIP award activity for WGP GP independent directors and executive officers for the years ended December 31, 2014 and 2013:

	2014		2013
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$39.19	36,238	$—	—
Vested	37.32	(18,400)	—	—
Granted	51.19	4,398	39.19	36,238
Phantom units outstanding at end of year	43.10	22,236	39.19	36,238

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY-BASED COMPENSATION (CONTINUED)

WGP LTIP and Anadarko Incentive Plans Compensation Expense. Compensation expense for independent directors under the WGP LTIP, was $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $0.1 million of unrecognized compensation expense attributable to the outstanding independent director awards under the WGP LTIP, which will be realized by WGP and is expected to be recognized in 0.4 years.
For the years ended December 31, 2014, 2013 and 2012, general and administrative expenses included $3.5 million, $3.0 million and $3.3 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plans. Of these amounts, $3.2 million, $2.9 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, of allocated equity-based compensation expense is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2014, $7.2 million of estimated unrecognized compensation expense attributable to the WGP LTIP and the Anadarko Incentive Plans will be allocated to WES over a weighted-average period of 2.1 years.

The Incentive Plan. For the year ended December 31, 2012, general and administrative expenses included $68.8 million of compensation expense for grants of Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights (“DERs”) under the Incentive Plan to certain executive officers of WES GP as a component of their compensation, which was allocated to WES by Anadarko.
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
In addition to the execution of the MOU, WGP, WES GP and Anadarko entered into a contribution agreement whereby cash, in an amount equal to the aggregate cash payment required to settle all outstanding awards, was contributed to WES GP by Anadarko. The cash payments made in connection with WGP’s IPO and the vesting, exercise and settlement of all outstanding awards under the Incentive Plan as described above, impacted WGP’s cash flows to the extent compensation expense was allocated to WES since the inception of the Incentive Plan. The compensation expense allocated to WES since the inception of the Incentive Plan, and subsequently contributed by Anadarko during the fourth quarter of 2012, was recorded to partners’ capital in the consolidated financial statements. The weighted-average intrinsic per-unit value as of December 31, 2012 was $65.24 for UVRs, $2,690.47 for UARs and $11.93 for DERs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2014	2013	2012
Current income tax expense (benefit)
Federal income tax expense (benefit)	$(625)	$(30,222)	$48,223
State income tax expense (benefit)	69	636	2,924
Total current income tax expense (benefit)	(556)	(29,586)	51,147
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	171	32,930	(9,144)
State income tax expense (benefit)	2,412	(1,039)	6,881
Total deferred income tax expense (benefit)	2,583	31,891	(2,263)
Total income tax expense	$2,027	$2,305	$48,884

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2014	2013	2012
Income before income taxes	$389,406	$284,183	$169,441
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Anadarko’s investment in WES	(454)	3,043	41,557
State taxes on income attributable to Anadarko’s investment in WES (net of federal benefit)	—	621	6,069
Texas margin tax expense (benefit)	2,481	(1,359)	1,258
Income tax expense	$2,027	$2,305	$48,884
Effective tax rate	1%	1%	29%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2014	2013
Credit carryforwards	$14	$14
Net current deferred income tax assets	14	14
Depreciable property	(3,240)	(38,528)
Credit carryforwards	512	527
Other intangible assets	(1,450)	—
Other	7	3
Net long-term deferred income tax liabilities	(4,171)	(37,998)
Total net deferred income tax liabilities	$(4,157)	$(37,984)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.5 million of state income tax credits that expire in 2026.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2014	2013
Land	n/a	$2,839	$2,584
Gathering systems	3 to 47 years	4,790,974	3,673,008
Pipelines and equipment	15 to 45 years	151,107	146,008
Assets under construction	n/a	464,507	405,633
Other	3 to 40 years	15,272	11,867
Total property, plant and equipment		5,424,699	4,239,100
Accumulated depreciation		1,040,328	855,845
Net property, plant and equipment		$4,384,371	$3,383,255

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
At December 31, 2013, other long-term assets includes $4.6 million of unguaranteed residual value related to the capital lease component of a processing agreement assumed in connection with the acquisition of the Granger straddle plant as a part of the MGR acquisition in January 2012. This agreement, in which WES was the lessor, was replaced effective April 1, 2014, with a gas conditioning agreement that does not satisfy criteria required for lease classification. As such, during the second quarter of 2014, the $4.6 million capital lease asset was reclassified from other long-term assets to property, plant and equipment and commenced depreciation.
During 2014, WES recognized impairments of $3.1 million, primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair-value inputs, the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and a compressor no longer in service at the Hilight system.
During 2013, WES recognized a $1.2 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems.
During 2012, WES recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs and an impairment of $0.6 million for the original installation costs on a compressor relocated within WES’s operating assets.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  GOODWILL AND INTANGIBLES

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets WGP, through its consolidation of WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price paid to a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, WES’s allocated goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of such net assets on their respective acquisition dates.
The consolidated balance sheets as of December 31, 2014 and 2013, include goodwill of $384.4 million and $105.3 million, respectively, the impairment of which (if applicable) is not deductible for tax purposes. WES recorded $279.1 million of goodwill in connection with the acquisition of DBM (see Note 2).
Goodwill is evaluated for impairment annually (see Note 1). Estimating the fair value of the reporting units was not necessary based on the qualitative evaluation as of October 1, 2014, and no goodwill impairment has been recognized in these consolidated financial statements. Procedures were also performed in the fourth quarter of 2014 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices. These procedures also indicated no impairment.

Other intangible assets. The intangible asset balance in the consolidated balance sheets includes the fair value, net of amortization, of (i) contracts assumed by WES in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts assumed by WES in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
WES assesses intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment in Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets. No intangible asset impairment has been recognized in these consolidated financial statements.
The following table presents the gross carrying amount and accumulated amortization of other intangible assets:

	December 31,
thousands	2014	2013
Gross carrying amount	$892,555	$56,988
Accumulated amortization	(7,698)	(3,382)
Other intangible assets	$884,857	$53,606

Amortization expense for intangible assets was $4.3 million, $1.4 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. An estimated $29.1 million of intangible asset amortization will be recorded during 2015 and $29.2 million for each of the following four years.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the years ended December 31, 2014 and 2013:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)	Mont Belvieu JV (4)	TEG (5)	TEP (6)	FRP (7)	Total
Balance at December 31, 2012	$23,453	$17,567	$65,110	$—	$9,033	$80,737	$23,866	$219,766
Initial investment	—	—	—	78,129	—	—	—	78,129
Investment earnings (loss), net of amortization	6,273	9,681	2,088	5,690	93	(776)	(101)	22,948
Contributions	16	19,087	—	37,309	6,732	108,969	105,547	277,660
Capitalized interest	—	—	—	1,352	791	8,801	6,089	17,033
Distributions	(4,570)	(9,099)	(4,029)	—	—	—	—	(17,698)
Distributions in excess of cumulative earnings (8)	—	(2,197)	(2,241)	—	—	—	—	(4,438)
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480	$16,649	$197,731	$135,401	$593,400
Investment earnings (loss), net of amortization	6,344	11,912	1,729	29,029	650	6,108	2,064	57,836
Contributions	—	10,456	—	3,957	352	6,623	42,033	63,421
Capitalized interest	—	—	—	—	—	—	857	857
Distributions	(5,583)	(11,330)	(3,669)	(34,129)	(523)	(5,622)	(2,111)	(62,967)
Distributions in excess of cumulative earnings (8)	—	(1,762)	(2,652)	—	(338)	(6,047)	(7,256)	(18,055)
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492

(1)
WES has a 14.81% interest in Fort Union, a joint venture that owns a gathering pipeline and treating facilities in the Powder River Basin. Anadarko is the construction manager and physical operator of the Fort Union facilities. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the owners’ firm gathering agreements, require 65% or unanimous approval of the owners.

(2)
WES has a 10% interest in White Cliffs, a limited liability company that owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. The third-party majority owner is the manager of the White Cliffs operations. Certain business decisions, including, but not limited to, approval of annual budgets and decisions with respect to significant expenditures, contractual commitments, acquisitions, material financings, dispositions of assets or admitting new members, require more than 75% approval of the members.

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

(5)
WES has a 20% interest in TEG, an entity that consists of two NGL gathering systems that link natural gas processing plants to TEP. Enbridge Midcoast Energy, LP (“Enbridge”) is the operator of the two gathering systems. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the delegation, creation, appointment, or removal of officer positions require more than 50% approval of the members.

(6)
WES has a 20% interest in TEP, which consists of an NGL pipeline that originates in Skellytown, Texas and extends to Mont Belvieu, Texas. Enterprise Products Operating LLC (“Enterprise”) is the operator of TEP. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the creation, appointment, or removal of officer positions require more than 50% approval of the members.

(7)
WES has a 33.33% interest in the FRP, an NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. Enterprise is the operator of FRP. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the creation, appointment, or removal of officer positions require more than 50% approval of the members.

(8)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INVESTMENTS (CONTINUED)

The investment balance at December 31, 2014, includes $2.3 million and $42.1 million for the purchase price allocated to the investment in Fort Union and Rendezvous, respectively, in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interests in Fort Union and Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.
The investment balance in White Cliffs at December 31, 2014, is $9.0 million less than WES’s underlying equity in White Cliffs’ net assets, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income, net over the remaining estimated useful life of the White Cliffs pipeline.
Management evaluates its equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.
The following tables present the summarized combined financial information for WES’s equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2014	2013	2012
Consolidated Statements of Income
Revenues	$548,629	$261,705	$199,764
Operating income	336,188	171,496	135,498
Net income	333,705	170,175	133,987

	December 31,
thousands	2014	2013
Consolidated Balance Sheets
Current assets	$141,781	$186,690
Property, plant and equipment, net	2,814,336	2,676,531
Other assets	48,799	38,258
Total assets	$3,004,916	$2,901,479
Current liabilities	95,102	206,602
Non-current liabilities	22,615	34,012
Equity	2,887,199	2,660,865
Total liabilities and equity	$3,004,916	$2,901,479

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

	December 31,
thousands	2014	2013
Natural gas liquids inventory	$5,316	$2,584
Natural gas imbalance receivables	415	3,605
Prepaid insurance	3,217	2,900
Other	1,893	1,710
Total other current assets	$10,841	$10,799

A summary of accrued liabilities is as follows:

	December 31,
thousands	2014	2013
Accrued capital expenditures	$116,891	$94,750
Accrued plant purchases	14,023	21,396
Accrued interest expense	24,741	18,119
Short-term asset retirement obligations	1,212	1,966
Short-term remediation and reclamation obligations	475	562
Income taxes payable	207	—
Other	1,181	1,241
Total accrued liabilities	$158,730	$138,034

12.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2014	2013
Carrying amount of asset retirement obligations at beginning of year	$78,035	$66,723
Liabilities incurred	13,769	14,143
Liabilities settled	(4,181)	(1,943)
Accretion expense	4,846	4,326
Revisions in estimated liabilities	16,623	(5,214)
Carrying amount of asset retirement obligations at end of year	$109,092	$78,035

Revisions in estimated liabilities for the year ended December 31, 2014, are related to changes in estimated inflation rates, changes in property lives and changes in the expected timing of settlement primarily at the DJ Basin complex, Granger complex, Hugoton and Hilight systems, MIGC, OTTCO, Brasada complex and Non-Operated Marcellus Interest systems. The liabilities incurred for the year ended December 31, 2014, increased primarily due to the acquisition of DBM in the fourth quarter of 2014 and continued capital expansion at the DJ Basin complex.
Revisions in estimated liabilities for the year ended December 31, 2013, related primarily to the change in the estimated timing of settling asset retirement obligations at the DJ Basin complex. The liabilities incurred for the year ended December 31, 2013, represented the increase in capital expansion at the DJ Basin complex, the Hilight system and the June 2013 completion of the Brasada complex.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  DEBT AND INTEREST EXPENSE

At December 31, 2014, WES’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), and borrowings on the WES RCF. The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities.
The following table presents WES and WGP’s outstanding debt as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Current portion of long-term debt - Anadarko
WGP working capital facility	$1,150	$1,150	$1,150	$—	$—	$—

Long-term debt
WES 5.375% Senior Notes due 2021	$500,000	$495,714	$549,530	$500,000	$495,173	$533,615
WES 4.000% Senior Notes due 2022	670,000	672,930	681,942	670,000	673,278	641,237
WES revolving credit facility	510,000	510,000	510,000	—	—	—
WES 2.600% Senior Notes due 2018	350,000	350,474	352,162	250,000	249,718	247,988
WES 5.450% Senior Notes due 2044	400,000	393,836	417,619	—	—	—
Total long-term debt	$2,430,000	$2,422,954	$2,511,253	$1,420,000	$1,418,169	$1,422,840

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the years ended December 31, 2014 and 2013:

thousands	Carrying Value
Balance at December 31, 2012	$1,168,278
WES revolving credit facility borrowings	710,000
Repayments of WES revolving credit facility	(710,000)
Issuance of WES 2.600% Senior Notes due 2018	250,000
Other	(109)
Balance at December 31, 2013	$1,418,169
WES revolving credit facility borrowings	1,160,000
Issuance of WES 5.450% Senior Notes due 2044	400,000
Issuance of WES 2.600% Senior Notes due 2018	100,000
Repayments of WES revolving credit facility	(650,000)
WGP working capital facility borrowings	1,150
Other	(5,215)
Balance at December 31, 2014	$2,424,104

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  DEBT AND INTEREST EXPENSE (CONTINUED)

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
At December 31, 2014, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes and 2044 Notes.

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

WES revolving credit facility. In February 2014, WES entered into its amended and restated $1.2 billion senior unsecured WES RCF, which is expandable to a maximum of $1.5 billion, replacing WES’s $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, WES borrowed $350.0 million under the WES RCF to fund the acquisition of the TEFR Interests (see Note 2). The WES RCF matures in February 2019 and bears interest at London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. The interest rate on the WES RCF was 1.47% at December 31, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at December 31, 2014 and 2013, respectively.
As of December 31, 2014, WES had $510.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $677.2 million available for borrowing under the WES RCF. At December 31, 2014, WES was in compliance with all covenants under the WES RCF.
The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, 2021 Notes, and/or the WES RCF.
In connection with the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests, WES GP and other wholly owned subsidiaries of Anadarko entered into indemnification agreements, whereby such subsidiaries agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests. These indemnification agreements apply to the 2044 Notes, 2018 Notes and/or WES RCF borrowings outstanding related to the aforementioned acquisitions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES GP, the other indemnifying subsidiaries of Anadarko and WGRI also amended and restated the indemnity agreements between them to (i) conform language among all the indemnification agreements and (ii) reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the indemnification agreements related to the acquisitions of the Non-Operated Marcellus Interest, the Anadarko-Operated Marcellus Interest and the TEFR Interests.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. The interest rate was 1.67% for each of the years ended December 31, 2014 and 2013.
WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of December 31, 2014, WGP had $1.2 million in outstanding borrowings under the WGP WCF and $28.9 million available for borrowing. At December 31, 2014, WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2014	2013	2012
Third parties
Interest expense on long-term debt	$81,495	$59,293	$41,171
Amortization of debt issuance costs and commitment fees	5,103	4,449	4,319
Capitalized interest	(9,832)	(11,945)	(6,196)
Total interest expense – third parties	76,766	51,797	39,294
Affiliates
Interest expense on WES note payable to Anadarko (1)	—	—	2,440
Interest expense on affiliate balances (2)	—	—	326
Interest expense on WGP working capital facility	3	—	—
Total interest expense – affiliates	3	—	2,766
Interest expense	$76,769	$51,797	$42,060

(1)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 13.

(2)
Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada complex and Lancaster plant. In the fourth quarter of 2012, WES repaid the reimbursement payable to Anadarko associated with the construction of the Brasada complex and Lancaster plant.

14.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2014 and 2013, asset retirement obligations and other on the consolidated balance sheets included $1.5 million and $1.9 million, respectively, of long-term liability for remediation and reclamation obligations. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 11 and Note 12.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2014, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $64.1 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to projects at the DJ Basin complex, which include the continued construction of Train II at the Lancaster plant and compressor expansions.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2015.
Rent expense associated with the office, warehouse and equipment leases was $3.5 million, $2.8 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2014, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement:

thousands	Operating Leases
2015	$338
2016	303
2017	157
2018	34
2019	—
Thereafter	—
Total	$832

WESTERN GAS EQUITY PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2014 and 2013. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$279,457	$329,944	$326,465	$337,897
Equity income, net	9,251	13,008	19,063	16,514
Operating income	99,187	114,376	122,597	112,177
Net income	90,175	97,746	105,784	93,674
Net income attributable to Western Gas Equity Partners, LP	49,541	55,254	59,952	57,164
Net income per common unit – basic and diluted (1)	0.23	0.25	0.27	0.26
2013
Revenues	$225,766	$251,402	$273,502	$279,093
Equity income, net	3,968	3,456	4,520	11,004
Operating income	62,758	68,938	89,524	95,925
Net income	51,733	60,949	81,223	87,973
Net income attributable to Western Gas Equity Partners, LP	32,372	34,527	44,444	48,362
Net income per common unit – basic and diluted (1)	0.12	0.16	0.20	0.22

(1)	Represents net income earned on and subsequent to the acquisition of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the WGP’s disclosure controls and procedures are effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the WGP’s internal control over financial reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Unless the context otherwise requires, references to “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Partners, LP (“WES”) and WES’s general partner, Western Gas Holdings, LLC (“WES GP”). Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.”

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Western Gas Equity Partners, LP

As a master limited partnership, we have no directors or officers. Instead, our general partner manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. However, our general partner owes duties to our unitholders as defined and described in the WGP partnership agreement. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.
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
We control and manage WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP, and our officers, as well as the employees that operate WES, are Anadarko employees. Because we have no independent business activities separate and apart from our interests in WES, we do not receive an allocation of compensation expense from Anadarko. The executive officers of WES GP allocate their time between managing WES’s business and affairs and the business and affairs of Anadarko, and may face a conflict regarding the allocation of their time. It is expected that the amount of time the executive officers of WES GP devote to WES’s business may increase or decrease in future periods as WES’s business continues to develop. The executive officers of WES GP and other Anadarko employees operate WES’s business and provide WES with general and administrative services pursuant to the WES omnibus agreement and the WES services and secondment agreement described under Item 13 of this Form 10-K. Our officers and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the WGP omnibus agreement, also described under Item 13 of this Form 10-K.

Board Leadership Structure

Anadarko controls our general partner and, within the limitations of the WGP partnership agreement and applicable U.S. Securities and Exchange Commission (“SEC”) and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our general partner’s board structure is established by Anadarko.

Although our general partner’s current board structure has separated the roles of Chairman and Chief Executive Officer (“CEO”), our general partner’s limited liability company agreement and Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined. Anadarko may in the future combine those roles at its discretion.

Directors and Executive Officers

The biography of each director below contains information regarding that person’s service as a director, business experience, director positions held currently or at any time during the last five years, and involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our general partner and its Board of Directors to determine that the person should serve as a director of our general partner. In light of our strategic relationship with our sponsor, Anadarko, our general partner considers service as an Anadarko executive to be a meaningful qualification for service as a non-independent director of our general partner.
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 23, 2015. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Equity Holdings, LLC
Robert G. Gwin	51	Chairman of the Board
Donald R. Sinclair	57	President, Chief Executive Officer and Director
Benjamin M. Fink	44	Senior Vice President, Chief Financial Officer and Treasurer
Jacqueline A. Dimpel	48	Senior Vice President (effective February 27, 2014)
Philip H. Peacock	43	Vice President, General Counsel and Corporate Secretary
Thomas R. Hix	67	Director
Charles A. Meloy	54	Director
Robert K. Reeves	57	Director
Craig W. Stewart	60	Director
David J. Tudor	55	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 51 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert G. Gwin has served as the Chairman of the Board of Directors of our general partner since September 2012. Mr. Gwin has served as a director of WES GP since August 2007 and has served as non-executive Chairman of the Board of WES GP since October 2009. He also served as Chief Executive Officer of WES GP from August 2007 to January 2010 and as President from August 2007 to September 2009. He was named Executive Vice President, Finance and Chief Financial Officer of Anadarko in May 2013 and previously served as Senior Vice President, Finance and Chief Financial Officer beginning in March 2009, prior to which he served as Senior Vice President of Anadarko beginning in March 2008, and as Vice President, Finance and Treasurer beginning in January 2006. Mr. Gwin is Chairman of the Board of LyondellBasell Industries N.V. and he also serves on the boards of The Greater Houston Partnership, Theatre Under the Stars and Communities in Schools. Mr. Gwin holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and he is a Chartered Financial Analyst.

Donald R. Sinclair Age: 57 Houston, Texas Director since: September 2012 Not Independent Officer Since: September 2012
Biography/Qualifications

Donald R. Sinclair has served as President and Chief Executive Officer and as a director of our general partner since September 2012. Mr. Sinclair has also served as President and a director of WES GP since October 2009 and as Chief Executive Officer since January 2010. He was named a Senior Vice President of Anadarko in May 2013, prior to which he served as a Vice President of Anadarko beginning in January 2010. Prior to joining Anadarko and becoming President and a director of WES GP, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from February 2003 to September 2009. Mr. Sinclair has worked in the oil and gas industry for over 33 years, with a focus on marketing and trading and the midstream sector. He is the Vice-Chairman of the Advisory Council for the Rawls College of Business at Texas Tech University. He earned a Bachelor of Business Administration in Management from Texas Tech University.

Benjamin M. Fink Age: 44 Houston, Texas Officer since: September 2012
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

Jacqueline A. Dimpel Age: 48 Houston, Texas Officer since: February 2014
Biography/Qualifications

Jacqueline A. Dimpel has served as Senior Vice President and principal operating officer for our general partner and for WES GP since February 2014. She also has served as Vice President of Midstream for Anadarko since December 2013. Since joining Anadarko in 2006, Ms. Dimpel has served in a variety of technical, operational, and planning positions including Business Advisor for U.S. Onshore Operations and Midstream Operations Manager for the Southern and Appalachia region. Prior to joining Anadarko, Ms. Dimpel served in engineering roles of increasing responsibility with ExxonMobil. Ms. Dimpel holds a Bachelor of Science in Mechanical Engineering from The University of Notre Dame where she was accepted into Tau Beta Pi and Pi Tau Sigma Engineering Honor Societies. She is a professional licensed Mechanical Engineer in California and Texas and is a member of the Society of Petroleum Engineers. Ms. Dimpel serves on the Board of Directors of Texas Pipeline Association, as well as on the Board of Girl Scouts of San Jacinto Council.

Philip H. Peacock Age: 43 Houston, Texas Officer since: September 2012
Biography/Qualifications

Philip H. Peacock has served as Vice President, General Counsel and Corporate Secretary of our general partner since September 2012. Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of WES GP since August 2012. Prior to joining Western Gas, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in August 2003. Mr. Peacock holds a Bachelor of Arts degree from Princeton University, a Master of Arts degree from the University of Houston, and a Juris Doctor degree from the University of Virginia. He is licensed to practice law in the state of Texas.

Thomas R. Hix Age: 67 Houston, Texas Director since: January 2013 Independent
Biography/Qualifications

Thomas R. Hix has served as a director of our general partner and as a member of the Audit Committee and as Chairman of the Special Committee of the Board of Directors of our general partner since January 2013. Mr. Hix has been a business consultant since January 2003, and previously served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from 1995 to 2003. Prior to joining Cooper Cameron, Mr. Hix held several executive finance and accounting positions in the energy industry, and has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix currently serves as a director of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma, New Mexico, and Montana), as a director, Chairman of the Compensation Committee and a member of the Executive Committee of Rowan Companies plc, and as a director, member of the Compensation Committee and Chairman of the Audit Committee of EP Energy Corporation. He previously served as a director of El Paso Corporation from 2004 to May 2012. Mr. Hix holds a Bachelor of Business Administration in Accounting from Texas Tech University and an MBA from Pepperdine University.

Charles A. Meloy Age: 54 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Charles A. Meloy has served as a director of our general partner since September 2012 and as a director of WES GP since February 2009. Mr. Meloy was named Executive Vice President, U.S. Onshore Exploration and Production of Anadarko in May 2013, and previously served as Senior Vice President, U.S. Onshore Exploration and Production beginning in July 2012, prior to which he served as Senior Vice President, Worldwide Operations beginning in December 2006. Before joining Anadarko, he served as Vice President of Exploration and Production at Kerr-McGee Corporation, prior to its acquisition by Anadarko. At Kerr-McGee, Mr. Meloy was Vice President of Gulf of Mexico exploration, production and development from 2004 to 2005, was Vice President and Managing Director of North Sea operations from 2002 to 2004, and held several other deepwater Gulf of Mexico management positions beginning in 1999. Earlier in his career, Mr. Meloy held various planning, operations, deepwater and reservoir engineering positions with Oryx Energy Company and its predecessor, Sun Oil Company. He earned a Bachelor’s degree in Chemical Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers and Texas Professional Engineers. Mr. Meloy is also a member of the Board of Directors of the Independent Producers of America Association.

Robert K. Reeves Age: 57 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since September 2012 and as a director of WES GP since August 2007. Mr. Reeves was named Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko in May 2013 and previously served as Senior Vice President, General Counsel and Chief Administrative Officer beginning in February 2007, prior to which he served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer of Anadarko beginning in 2004. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. Mr. Reeves holds a Bachelor of Science degree in Business Administration and a Juris Doctor degree from Louisiana State University.

Craig W. Stewart Age: 60 Calgary, Alberta, Canada Director since: January 2013 Independent
Biography/Qualifications

Craig W. Stewart has served as a director of our general partner and as a member of the Special Committee and Audit Committee of the Board of Directors of our general partner since January 2013. Mr. Stewart currently serves as Executive Chairman of RMP Energy Inc., having served as Chairman, President and Chief Executive Officer of RMP Energy Ltd. from 2008 until May 2011. Mr. Stewart served as President and Chief Executive Officer of Rider Resources Ltd. from 2003 to 2008, and prior to joining Rider Resources, held various executive and director positions with companies in the energy industry. Mr. Stewart holds a Bachelor of Arts degree in Economics and Business from the University of Calgary.

David J. Tudor Age: 55 Houston, Texas Director since: December 2012 Independent
Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the Audit Committee of the Board of Directors of our general partner since December 2012. Mr. Tudor has served as a director of WES GP and as Chairman of WES GP’s Audit Committee since April 2008, and served as a member of the Special Committee of WES GP’s Board of Directors from April 2008 to December 2012. Since May 2013, Mr. Tudor has served as President and Chief Executive Officer of Champion Energy Services, a retail electric provider serving residential, governmental, commercial and industrial customers in a growing number of deregulated electric energy markets throughout the United States. From 1999 through May 2013, Mr. Tudor was the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 21 generation and transmission cooperatives throughout the United States. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the United States and Canada. Mr. Tudor holds a Bachelor of Science degree in Accounting from David Lipscomb University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater-than-10-percent unitholders are required by the SEC’s regulations to furnish to us, and any exchange or other system on which such securities are traded or quoted, with copies of all Section 16(a) forms they file with the SEC.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2014, except that on February 10, 2015, a late Form 5 was filed with respect to certain changes in Mr. Sinclair’s ownership of common units.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of WGP. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses Anadarko for general and administrative expenses allocated, as determined by Anadarko in its reasonable discretion. Under the WGP omnibus agreement, we pay an annual general and administrative expense reimbursement of $250,000 and reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on our behalf. Please read Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The Board of Directors of our general partner has two standing committees: the Audit Committee and the Special Committee.

Audit Committee

The Audit Committee is comprised of three independent directors, Messrs. Tudor (Chairman), Hix and Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The Audit Committee held five meetings in 2014.
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

Special Committee

The Special Committee is comprised of two independent directors, Messrs. Hix (Chairman) and Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Anadarko). The Special Committee will determine, as set forth in the WGP partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. The WGP partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee did not meet during 2014.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our general partner’s Board of Directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Mr. Hix, the Chairman of the Special Committee, presides over these executive sessions.
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

Code of Ethics, Corporate Governance Guidelines and Board Committee Charters

Our general partner has adopted a Code of Ethics for CEO and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller and all other senior financial and accounting officers of our general partner. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, we will disclose the information on our website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance and a Code of Business Conduct and Ethics applicable to all employees of Anadarko or affiliates of Anadarko who perform services for us and our general partner.
We make available free of charge, within the “Investor Relations” section of our website at www.westerngas.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee charter and Special Committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Equity Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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
WES does not directly employ any of the persons responsible for managing its business, and WES GP’s Board of Directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on WES’s behalf, including WES GP’s executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) and the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). When used in the mix of compensation for WES’s named executive officers, awards under the WES LTIP and WGP LTIP are recommended by Anadarko’s management and approved by the Board of Directors of WES GP. WES’s reimbursement to Anadarko for the compensation of executive officers is governed by the WES omnibus agreement. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses general and administrative expenses as determined by Anadarko in its reasonable discretion. Please read the caption WES Omnibus Agreement under Item 13 of this Form 10-K.
WES GP’s “named executive officers” for 2014 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Jacqueline A. Dimpel (the principal operating officer; appointed February 27, 2014) and Philip H. Peacock (the vice president, general counsel and corporate secretary). Compensation paid or awarded by WES in 2014 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the Chairman of WES GP’s Board of Directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by WES pursuant to the terms of the WES omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.

As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentage of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the year ended December 31, 2014, which percentage represents the time devoted to the business of WES relative to time devoted to the businesses of WES and Anadarko in the aggregate:

Officers of WES GP	Time Allocated	Anadarko Corporate Officer
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	Yes
Jacqueline A. Dimpel	25.0%	Yes
Philip H. Peacock	50.0%	No

The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 2, 2015. With the exception of grants that could be made under the WES LTIP and WGP LTIP, the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES Board of Directors or WGP Board of Directors, as applicable, including the Audit or Special Committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2014, the principal elements of compensation for WES’s named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•	equity-based compensation, which includes equity-based compensation under Anadarko’s 2012 Omnibus Incentive Compensation Plan (the “Omnibus Plan”); and

•	Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits on the same basis as other eligible Anadarko employees.

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

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to WES’s named executive officers in 2015 for their performance during the year ended December 31, 2014, under the 2014 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to WES’s named executive officers were determined by Anadarko’s management.
The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2014, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

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

•
a limited number of perquisites, including financial counseling, tax preparation and estate planning, an executive physical program, management life insurance, voluntary participation in the Deferred Compensation Plan, and personal excess liability insurance; and

•
benefits, including medical, dental, vision, flexible spending and health savings accounts, paid time off, life insurance and disability coverage, which are also provided to all other eligible U.S.-based Anadarko employees.

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than April 2, 2015.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines a significant part of the compensation for each of WES’s named executive officers. The Board of Directors of WES GP determines compensation for the independent, non-management directors of WES GP’s Board of Directors, as well as any grants made under the WES LTIP. None of WES’s named executive officers provide compensation recommendations to the Anadarko Compensation and Benefits Committee or Anadarko’s management team regarding compensation (other than recommendations with respect to employees that report directly to them).

Compensation Mix

WES believes that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plan, other Anadarko compensation and, when utilized, the WES LTIP and WGP LTIP, fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko. For 2014, Anadarko’s management determined that equity compensation awarded to our executive officers would not include grants under the WES LTIP or WGP LTIP.

Western Gas Partners, LP 2008 Long-Term Incentive Plan

General. In April 2008, WES GP adopted the WES LTIP for employees and directors of WES GP and its affiliates, including Anadarko, who perform services for WES. The summary of the WES LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the WES LTIP, the terms of which have been previously filed with the SEC. The WES LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”) and substitute awards. Subject to adjustment for certain events, an aggregate of 2,250,000 common units may be delivered pursuant to awards under the WES LTIP. Units that are cancelled, forfeited or are withheld to satisfy tax withholding obligations or payment of an award’s exercise price are available for delivery pursuant to other awards. The WES LTIP is administered by WES GP’s Board of Directors. The WES LTIP has been designed to promote the interests of WES and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as directors and employees.

WES unit awards. WES GP’s Board of Directors may grant unit awards to eligible individuals under the WES LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2014.

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
Distributions made by WES with respect to awards of restricted units may, in the Board’s discretion, be subject to the same vesting requirements as the restricted units. The Board, in its discretion, may also grant tandem DERs with respect to phantom units.
No restricted or phantom units were granted to WES’s named executive officers during 2014.

WES unit options and unit appreciation rights. The WES LTIP also permits the grant of options covering common units and UARs. Unit options represent the right to purchase a number of common units at a specified exercise price. UARs represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the WES GP Board. Unit options and UARs may be granted to such eligible individuals and with such terms as the Board may determine, consistent with the WES LTIP; however, a unit option or UAR must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or UARs were granted during 2014.

WES distribution equivalent rights. DERs are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. DERs may be granted alone or in combination with another award. No WES DERs, whether tandem to other awards or stand-alone, were issued to our named executive officers during 2014.

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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan

General. In November 2012, we adopted the WGP LTIP for the employees and directors of our general partner and its affiliates who perform services for us. The WGP LTIP consists of the following components: restricted units, phantom units, unit options, UARs, other unit-based awards, cash awards, unit awards, substitute awards and DERs. The WGP LTIP limits the number of units that may be delivered pursuant to awards to 3,000,000 units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The WGP LTIP is administered by the Board of Directors of our general partner.
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

WGP restricted units. A restricted unit is a grant of a WGP common unit subject to a risk of forfeiture, performance conditions, restrictions on transferability, and any other restrictions imposed by the plan administrator in its discretion. Restrictions may lapse at such times and under such circumstances as determined by the plan administrator. The plan administrator shall provide, in the restricted unit agreement, whether the restricted unit will be forfeited upon certain terminations of employment and whether the restricted unit will receive DERs. Except as otherwise determined by the plan administrator in the award agreement or otherwise, all outstanding unvested restricted units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a restricted unit, as determined by the plan administrator. No WGP restricted units were granted during 2014.

WGP phantom units. Phantom units are rights to receive WGP common units, cash, or a combination of both at the end of a specified period. The plan administrator may subject phantom units to restrictions (which may include a risk of forfeiture) to be specified in the phantom unit agreement that may lapse at such times determined by the plan administrator. Phantom units may be satisfied by delivery of WGP common units, cash equal to the fair market value of the specified number of WGP common units covered by the phantom unit, or any combination thereof determined by the plan administrator. Except as otherwise provided by the plan administrator in the phantom unit agreement or otherwise, all outstanding unvested phantom units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a phantom unit, as determined by the plan administrator. No WGP phantom units were granted to our named executive officers during 2014.

WGP options. Option awards are options to acquire WGP common units at a specified price. The exercise price of each option granted under the WGP LTIP will be stated in the option agreement and may vary; provided, however, that, the exercise price for an option must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the option unless that option is intended to otherwise comply with the requirements of Section 409A of the Code. Options may be exercised in the manner and at such times as the plan administrator determines for each option, unless that option is determined to be subject to Section 409A of the Code, where the option will be subject to any necessary timing restrictions imposed by the Code or federal regulations. The plan administrator will determine the methods and form of payment for the exercise price of an option and the methods and forms in which WGP common units will be delivered to a participant. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested options will be forfeited upon termination of a participant’s service. No WGP options were granted during 2014.

WGP unit appreciation rights. A UAR is the right to receive, in cash or in WGP common units, as determined by the plan administrator, an amount equal to the excess of the fair market value of one WGP common unit on the date of exercise over the grant price of the UAR. The plan administrator will be able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the WGP LTIP will be stated in the UAR agreement and may vary; provided, however, that the exercise price must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested UARs will be forfeited upon termination of a participant’s service. No WGP UARs were granted during 2014.

WGP unit awards. The plan administrator is authorized to grant WGP common units that are not subject to restrictions. The plan administrator may grant unit awards to any eligible person in such amounts as the plan administrator, in its sole discretion, may select. No WGP unit awards were granted during 2014.

WGP substitute awards. The WGP LTIP permits the grant of awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute awards that are options or UARs may have exercise prices less than 100% of the fair market value per WGP common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules. No WGP substitute awards were granted during 2014.

Other WGP unit-based awards. The WGP LTIP permits the grant of other unit-based awards, which are awards that may be based, in whole or in part, on the value or performance of a WGP common unit or are denominated or payable in WGP common units. Upon settlement, the unit-based award may be paid in WGP common units, cash or a combination thereof, as provided in the award agreement. No other WGP unit-based awards were granted during 2014.

WGP cash awards. The WGP LTIP permits the grant of awards denominated in and settled in cash. Cash awards may be based, in whole or in part, on the value or performance of a WGP common unit. No WGP cash awards were granted during 2014.

WGP distribution equivalent rights. The plan administrator is able to grant DERs in tandem with awards under the WGP LTIP (other than an award of restricted units or unit awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator. No WGP DERs were granted to our named executive officers during 2014.

WGP performance awards. The plan administrator may condition the right to exercise or receive an award under the WGP LTIP, or may increase or decrease the amount payable with respect to an award, based on the attainment of one or more performance conditions deemed appropriate by the plan administrator. No WGP performance awards were granted during 2014.

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

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for WES’s named executive officers for the years ended December 31, 2014, 2013 and 2012, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2014, please see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Donald R. Sinclair	2014	304,327	—	807,851	436,272	292,154	77,370	1,917,974
President and	2013	283,414	—	843,813	280,588	243,736	123,110	1,774,661
Chief Executive Officer	2012	271,298	—	506,296	168,623	—	113,250	1,059,467
Benjamin M. Fink	2014	300,635	—	646,283	349,017	234,495	76,436	1,606,866
Senior Vice President, Chief	2013	280,904	—	760,623	202,020	191,015	121,704	1,556,266
Financial Officer and Treasurer	2012	263,062	—	261,073	—	—	109,813	633,948
Jacqueline A. Dimpel	2014	82,260	—	273,490	139,580	64,163	20,945	580,438
Senior Vice President
Philip H. Peacock	2014	128,510	—	87,515	—	61,685	30,766	308,476
Vice President, General Counsel	2013	121,154	—	70,016	—	58,154	52,482	301,806
and Corporate Secretary	2012	43,269	—	75,006	—	18,173	17,960	154,408

(1)	The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the years ended December 31, 2014, 2013 and 2012.

(2)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the WES LTIP, the WGP LTIP and the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans and include unvested amounts. For awards of phantom units granted under the WES LTIP and WGP LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the underlying common units on the date of grant. For a discussion of valuation assumptions for the awards under the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2014 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2014, please see the Grants of Plan-Based Awards Table.

(3)
The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2014, please see the Grants of Plan-Based Awards Table.

(4)
The amounts in this column reflect the compensation under the Anadarko annual incentive program expected to be allocated to WES for the year ended December 31, 2014, and allocated to us for the years ended December 31, 2013 and 2012. The 2014 amounts represent payments which were earned in 2014 and are expected to be paid in early 2015, the 2013 amounts represent payments which were earned in 2013 and paid in early 2014 and the 2012 amounts represent the payments which were earned in 2012 and paid in early 2013. For an explanation of the 2014 annual incentive plan awards, please read Compensation Discussion and Analysis – Analysis of 2014 Compensation Actions – Performance-Based Annual Cash Incentives (Bonuses), contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the years ended December 31, 2014, 2013 and 2012. The 2014 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$49,515	$27,855
Benjamin M. Fink	48,918	27,518
Jacqueline A. Dimpel	13,402	7,543
Philip H. Peacock	19,757	11,009

Grants of Plan-Based Awards in 2014

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2014 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to WES’s business.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald R. Sinclair
—	—	243,462	292,154
11/06/14							3,309			309,425
11/06/14								18,520	93.51	436,272
11/06/14				1,995	4,987	9,974				498,426
Benjamin M. Fink
—	—	195,413	234,495
11/06/14							2,647			247,512
11/06/14								14,816	93.51	349,017
11/06/14				1,596	3,990	7,980				398,771
Jacqueline A. Dimpel
—	—	53,469	64,163
01/08/14				235	872	1,744				87,856
01/08/14							593			46,890
01/08/14								2,938	79.04	64,663
11/06/14							568			53,137
11/06/14								3,180	93.51	74,917
11/06/14				343	857	1,714				85,607
Philip H. Peacock
—	—	51,404	61,685
03/06/14							1,012			87,515

(1)
Reflects the estimated 2014 cash payouts allocable to WES under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to WES for the actual bonus payouts under the annual incentive program for 2014 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan please read Compensation Discussion and Analysis — Analysis of 2014 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.

(2)
Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2014. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. With respect to the performance units granted to Ms. Dimpel on January 8, 2014, fifty percent of this award is tied to a two-year performance period and the remaining fifty percent is tied to a three-year performance period. The performance units granted to Messrs. Sinclair and Fink and Ms. Dimpel on November 6, 2014 are subject solely to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards please read Compensation Discussion and Analysis — Analysis of 2014 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.

(3)
Reflects the allocable number of restricted stock shares and restricted stock units awarded in 2014 under the Omnibus Plan. These awards vest equally over three years, beginning with the first anniversary of the grant date. Executive officers receive dividends on the restricted stock shares. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2014. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2014 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2014 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Year-End 2014

The following table reflects outstanding equity awards as of December 31, 2014, for each of the named executive officers, including awards under the 2008 and 2012 Anadarko Omnibus Incentive Compensation Plans, the WES LTIP and the WGP LTIP. The market values shown are based on Anadarko’s closing stock price on December 31, 2014, of $82.50, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business at December 31, 2014.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units and Unit Value Rights (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Donald R. Sinclair	5,465	—	62.09	11/17/17	811	66,908	4,987	411,428
	6,344	—	78.95	11/16/18	2,064	170,280
	4,337	2,168	70.70	11/05/19	3,318	273,735
	3,606	7,212	92.02	11/06/20	2,394	174,882 (4)
	—	18,520	93.51	11/06/21	9,122	549,418 (5)
Benjamin M. Fink	1,598	—	65.99	03/13/15	1,054	86,955	3,990	329,175
	5,000	—	33.07	03/06/16	1,956	161,370
	2,831	—	72.11	03/05/17	347	28,628
	1,571	—	81.02	03/04/18	1,156	95,370
	484	968	87.98	06/07/20	2,656	219,120
	2,020	4,038	92.02	11/06/20	5,108	307,655 (5)
	—	14,816	93.51	11/06/21	—	—
Jacqueline A. Dimpel	278	—	81.02	03/04/18	147	12,128	1,273	105,023
	—	2,939	79.04	01/08/21	322	26,565	857	70,703
	—	3,180	93.51	11/06/21	600	49,500
	—	—	—	—	570	47,025
Philip H. Peacock	—	—	—	—	362	29,865
	—	—	—	—	564	46,530
	—	—	—	—	1,012	83,490

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Jacqueline A. Dimpel	Philip H. Peacock
01/08/2015	—	—	980	—
06/07/2015	—	484	—	—
11/05/2015	2,169	—	—	—
11/06/2015	3,606	2,019	1,060	—
11/06/2015	6,173	4,939	—	—
01/08/2016	—	—	980	—
06/07/2016	—	484	—	—
11/06/2016	3,606	2,019	1,060	—
11/06/2016	6,173	4,939	—	—
01/08/2017	—	—	979	—
11/06/2017	6,173	4,938	1,060	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares and restricted stock units listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Jacqueline A. Dimpel	Philip H. Peacock
01/08/2015	—	—	200	—
03/03/2015	—	1,054	147	—
03/06/2015	—	—	—	338
03/07/2015	—	978	161	282
06/07/2015	—	173	—	—
09/04/2015	—	—	—	362
11/05/2015	811	—	—	—
11/06/2015	1,032	578	190	—
11/06/2015	1,106	886	—	—
11/14/2015	2,394	—	—	—
11/20/2015	4,561	2,554	—	—
01/08/2016	—	—	200	—
03/06/2016	—	—	—	337
03/07/2016	—	978	161	282
06/07/2016	—	174	—	—
11/06/2016	1,032	578	190	—
11/06/2016	1,106	885	—	—
11/20/2016	4,561	2,554	—	—
01/08/2017	—	—	200	—
03/06/2017	—	—	—	337
11/06/2017	1,106	885	190	—

(3)
The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. Generally, the number of outstanding units for each award is calculated based on Anadarko’s relative performance ranking as of December 31, 2014, and is not necessarily indicative of what the payout percent earned will be at the end of the performance period. As of December 31, 2014, the performance to date calculation for the awards with performance periods beginning January 1, 2014 was 146%. For awards with performance periods beginning January 1, 2015, target payout has been assumed.

Performance Period	APC Performance to Date Payout %	Donald R. Sinclair Performance Units	Benjamin M. Fink Performance Units	Jacqueline A. Dimpel Performance Units
1/1/2014 to 12/31/2015	146%	—	—	636
1/1/2014 to 12/31/2016	146%	—	—	636
1/1/2015 to 12/31/2017	100%	4,987	3,990	857

(4)	These awards represent grants of phantom units under the WES LTIP. The market values for these awards are based on the closing common unit price for WES on December 31, 2014, of $73.05.

(5)	These awards represent grants of phantom units under the WGP LTIP. The market values for these awards are based on the closing common unit price for WGP on December 31, 2014 of $60.23.

Option Exercises and Stock Vested in 2014

The following table reflects Anadarko option awards exercised in 2014 and Anadarko stock awards and WES LTIP and WGP LTIP phantom units that vested in 2014. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Donald R. Sinclair	—	—	8,281	636,053
Benjamin M. Fink	—	—	3,440	300,565
Jacqueline A. Dimpel	—	—	424	36,136
Philip H. Peacock	—	—	644	63,270

(1)
Shares acquired and values realized on exercise include options exercised in 2014. The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2014 of restricted stock shares or units, performance units, or phantom units. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2014

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table as Anadarko does not allocate expense to WES upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on Anadarko’s pension benefits, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.

Nonqualified Deferred Compensation for 2014

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table as Anadarko does not allocate expense to WES upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits please read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits sections contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.

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

The award values under these plans as of December 31, 2014, are set forth in the table below, and reflect an allocation of value based upon each named executive officer’s allocation of time to WES’s business at December 31, 2014.

Name	Accelerated WES/WGP LTIP Awards (1)
Donald R. Sinclair	$724,270
Benjamin M. Fink	307,679
Jacqueline A. Dimpel	—
Philip H. Peacock	—

(1)
WES LTIP phantom units are valued based on the closing WES common unit price of $73.05 on December 31, 2014; WGP LTIP phantom units are valued based on the closing WGP common unit price of $60.23 on December 31, 2014.

WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2014, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015.
The following tables reflect the expenses that may be allocated to WES by Anadarko as of December 31, 2014, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2014, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $82.50 (as reported on the NYSE as of December 31, 2014). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015. Actual amounts will be determinable only upon the termination or Change in Control event. As of December 31, 2014, none of our named executive officers were eligible for retirement.

Involuntary For Cause or Voluntary Termination

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$945,000	$870,525	$238,500	$—
Pro-rata Bonus for 2014 (2)	292,154	234,495	64,163	—
Accelerated Anadarko Equity Compensation (3)	948,018	920,477	320,916	159,761
Health and Welfare Benefits (4)	67,040	46,004	9,796	—
Total	$2,252,212	$2,071,501	$633,375	$159,761

(1)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2014. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values for Messrs. Sinclair and Fink and Ms. Dimpel reflect the allocated portion of their actual bonuses awarded under the AIP. For additional discussion of this program please read Compensation Discussion and Analysis — Analysis of 2014 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 2, 2015. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the estimated current value of unvested performance units (based on performance to date) and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2014. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance period, based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

(4)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with the generally accepted accounting principles in the United States (“GAAP”). These values reflect their allocation percentage in effect as of December 31, 2014. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$2,011,875	$1,220,400	$280,000	$—
Pro-rata Bonus for 2014 (2)	356,250	281,700	50,000	—
Accelerated Anadarko Equity Compensation (3)	948,018	920,477	320,916	159,761
Accelerated WES/WGP Equity Compensation (4)	724,270	307,679	—	—
Supplemental Pension Benefits (5)	—	—	—	—
Nonqualified Deferred Compensation (6)	208,125	122,040	16,800	—
Health and Welfare Benefits (7)	101,144	46,004	9,796	—
Total	$4,349,682	$2,898,300	$677,512	$159,761

(1)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values assume 2.9 times and two times, respectively, the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2014, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2014. Upon a Change of Control, the value of unvested performance units would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

(4)
Reflects the value of unvested WES and WGP LTIP phantom units based on the applicable closing common unit price of $73.05 and $60.23, respectively, on December 31, 2014. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

(5)
Under the terms of their change of control agreements, Messrs. Sinclair and Fink and Ms. Dimpel would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming their allocation percentages in effect as of December 31, 2014, the expense would be as follows: Mr. Sinclair—$185,512, Mr. Fink—$86,295 and Ms. Dimpel—$137,894.

(6)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values reflect an additional three years and two years, respectively, of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2014, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he is not eligible for this additional benefit.

(7)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values represent 36 months and 24 months, respectively, of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2014. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	948,018	920,477	320,916	159,761
Health and Welfare Benefits (2)	102,649	142,702	24,631	56,406
Total	$1,050,667	$1,063,179	$345,547	$216,167

(1)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2014. In the event of a termination as a result of disability, performance units would be paid after the end of the applicable performance period, based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

Death

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	948,018	920,477	287,842	159,761
Life Insurance Proceeds (2)	1,609,058	1,566,150	429,082	619,487
Total	$2,557,076	$2,486,627	$716,924	$779,248

(1)
Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2014. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2014.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2014, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the Board of Directors of our general partner and committees of the Board pursuant to the director compensation plan approved by the Board of Directors in May 2014. Such compensation consists of the following:

•	an annual retainer of $90,000 for each board member;

•	an annual retainer of $2,000 for each member of the Audit Committee, or $16,000 for the Committee chair;

•	an annual retainer of $2,000 for each member of the Special Committee, or $17,000 for the Committee chair;

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•
annual grants of phantom units with a value of approximately $90,000 on the date of grant ($45,000 for any director who also serves as a director of WES GP), all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko).

For any director who also serves as a director of WES GP, the annual retainer is $45,000 and the meeting fee is $1,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees and for costs associated with participation in continuing director education programs. Each director is fully indemnified by us, pursuant to individual indemnification agreements and the WGP partnership agreement, for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth information concerning total director compensation earned during 2014 by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas R. Hix	$122,000	$90,043	$—	$—	$—	$212,043
Craig W. Stewart	107,000	90,043	—	—	—	197,043
David J. Tudor	67,500	45,047	—	—	—	112,547

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2014, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. As of December 31, 2014, Mr. Tudor had 880 outstanding phantom units and Messrs. Hix and Stewart each had 1,759 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2014:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Thomas R. Hix	May 22	1,759	90,043
Craig W. Stewart	May 22	1,759	90,043
David J. Tudor	May 22	880	45,047

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2014 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

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

The Board of Directors of Western Gas Equity Holdings, LLC:

Robert G. Gwin
Thomas R. Hix
Charles A. Meloy
Robert K. Reeves
Donald R. Sinclair
Craig W. Stewart
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of February 23, 2015:

•	each member of the Board of Directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	50,053,824	39.20%	193,387,365	88.35%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair (3)	112,845	*	303,917	*
Benjamin M. Fink (3)	2,213	*	14,561	*
Jacqueline A. Dimpel	—	*	100	*
Philip H. Peacock	—	*	7,500	*
Thomas R Hix (3)	—	*	3,703	*
Charles A. Meloy	3,000	*	5,000	*
Robert K. Reeves	9,000	*	9,000	*
Craig W. Stewart (3)	—	*	22,206	*
David J. Tudor (3)	10,333	*	4,574	*
All directors and executive officers as a group (10 persons) (3)	147,391	*	570,561	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)
WGP held 49,296,205 common units of WES and other subsidiaries of Anadarko, Anadarko Marcellus Midstream, L.L.C. (“AMM”) and APC Midstream Holdings, LLC (“AMH”), collectively held 757,619 common units of WES. Western Gas Resources, Inc. (“WGRI”) owns 193,387,365 common units of WGP. Anadarko is the ultimate parent company of WGP, WGP GP, AMM, AMH and WGRI and may, therefore, be deemed to beneficially own the units held by such parties. Anadarko, through AMH, also held 10,959,564 WES Class C units.

(3)
Does not include (a) 1,262 unvested phantom units that were granted to Mr. Tudor and 3,192 unvested phantom units previously granted to Mr. Sinclair under the WES LTIP, and (b) 880 unvested phantom units that were granted to Mr. Tudor, 1,759 unvested phantom units that were granted to each of Messrs. Hix and Stewart and an aggregate 17,838 unvested phantom units that were previously granted to Messrs. Sinclair and Fink under the WGP LTIP. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant, and Mr. Sinclair’s and Mr. Fink’s phantom unit awards vest pro-rata over three years. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s Board of Directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 23, 2015:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	70,563	358,494	429,057	*
Donald R. Sinclair (3)	14,406	26,334	40,740	*
Benjamin M. Fink (3) (4)	9,470	15,002	24,472	*
Jacqueline A. Dimpel (3) (4)	8,835	5,029	13,864	*
Philip H. Peacock (4)	4,136	—	4,136	*
Thomas R. Hix	—	—	—
Charles A. Meloy (3)	106,250	196,233	302,483	*
Robert K. Reeves (3)	166,034	282,324	448,358	*
Craig W. Stewart	—	—	—
David J. Tudor	—	—	—	*
All directors and executive officers as a group (10 persons)	379,694	883,416	1,263,110	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of January 31, 2015, there were 506.7 million shares of Anadarko common stock issued and outstanding.

(3)
Does not include unvested restricted stock units of Anadarko held by the following individuals in the amounts indicated: Robert G. Gwin—26,393; Donald R. Sinclair—8,232; Benjamin M. Fink—4,605; Jacqueline A. Dimpel—4,663; Charles A. Meloy—27,018; Robert K. Reeves—20,660; and a total of 91,571 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
Includes unvested shares of restricted common stock of Anadarko held by the following individuals in the amounts indicated: Benjamin M. Fink—3,345; Jacqueline A. Dimpel—1,874; Philip H. Peacock—3,873; and a total of 9,092 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

As of February 23, 2015, (i) Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12, and (ii) no person other than Anadarko holds more than 5% of the outstanding WGP units. The following table sets forth owners of 5% or greater of WES’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Neuberger Berman Group LLC 605 Third Avenue New York, NY 10158	6,683,147 (1)	5.30%
Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	8,257,605 (2)	6.50%
Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	8,019,103 (3)	6.70%

(1)
Based upon its Schedule 13G filed February 12, 2015, with the SEC with respect to WES securities held as of December 31, 2014, Neuberger Berman Group LLC has shared voting power as to 6,437,942 common units and shared dispositive power as to 6,683,147 common units.

(2)
Based upon its Schedule 13G/A filed February 10, 2015, with the SEC with respect to WES securities held as of December 31, 2014, Tortoise Capital Advisors, L.L.C. has shared voting power as to 7,685,801 common units and shared dispositive power as to 8,257,574 common units.

(3)
Based upon its Schedule 13G/A filed January 14, 2015, with the SEC with respect to WES securities held as of December 31, 2014, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 8,019,103 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2014. For more information regarding the WGP LTIP, which did not require approval by our unitholders, please read Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	22,236	— (2)	2,959,364
Total	22,236	—	2,959,364

(1)	The Board of Directors of our general partner adopted the WGP LTIP in connection with the initial public offering of our common units.

(2)
Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2014. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, please read Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	9,522	— (2)	2,133,227
Total	9,522	—	2,133,227

(1)	The Board of Directors of WES GP adopted the WES LTIP in connection with the initial public offering of WES’s common units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 23, 2015, WGRI owned 193,387,365 common units representing an 88.3% limited partner interest in us. In addition, as of February 23, 2015, our general partner held a non-economic general partner interest in us.

Our Relationship with WES and WES GP

We own and control WES GP, the general partner of WES. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following:

•	2,583,068 WES general partner units, representing a 1.8% general partner interest in WES;

•
100% of incentive distribution rights in WES, which entitle us to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter; and

•	49,296,205 WES common units, representing a 34.9% limited partner interest in WES.

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

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the WGP omnibus agreement for the year ended December 31, 2014, separate from, and in addition to, those reimbursed by WES:

thousands	Year Ended December 31, 2014
General and administrative expenses	$254
Public company expenses	1,986
Total reimbursement	$2,240

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
Through December 31, 2014, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

Working Capital Facility

On November 1, 2012, we entered into a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at London Interbank Offered Rate plus 1.50%. As of December 31, 2014, we had $1.2 million in outstanding borrowings under this working capital facility.

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

•
WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2014); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2014:

thousands	Year Ended December 31, 2014
Reimbursement of general and administrative expenses	$20,249
Reimbursement of public company expenses	8,006
Total reimbursement	$28,255

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

Administrative services and reimbursement. Under the WES omnibus agreement, WES reimburses Anadarko for the payment of certain operating expenses and for the provision of various general and administrative services for WES’s benefit with respect to the assets Anadarko contributed to WES concurrently with the closing of its May 2008 IPO, consisting of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC and MIGC LLC, which we refer to as WES’s “initial assets,” and for subsequent acquisitions. The WES omnibus agreement further provides that WES reimburse Anadarko for all expenses it incurs or payments it makes with respect to WES’s assets.
Pursuant to these arrangements, Anadarko performs centralized corporate functions for WES, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing and midstream administration. WES reimburses Anadarko for expenses it incurs or payments it makes on WES’s behalf, including salaries and benefits of Anadarko personnel, WES’s public company expenses, WES’s general and administrative expenses and salaries and benefits of WES executive management who are also employees of Anadarko. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses Anadarko for general and administrative expenses allocated, as determined by Anadarko in its reasonable discretion.

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
Through December 31, 2014, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of applicable state taxes. These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to WES’s acquisition of WES assets, which refers to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2014. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

Related-Party Acquisition Agreements

In connection with the acquisition of assets from Anadarko, WES regularly enters into contribution or purchase and sale agreements with Anadarko and its affiliates. These agreements typically provide for payment by WES to Anadarko of a purchase price in the form of cash and issuance of WES common units.
Pursuant to such related-party acquisition agreements, Anadarko has agreed to indemnify WES and its respective affiliates (other than any of the entities controlled by Anadarko), shareholders, unitholders, members, directors, officers, employees, agents and representatives against certain losses resulting from any breach of Anadarko’s representations, warranties, covenants or agreements, and for certain other matters. WES has agreed to indemnify Anadarko and its respective affiliates (other than WES and its respective security holders, officers, directors and employees) and their respective security holders, officers, directors and employees against certain losses resulting from any breach of WES’s representations, warranties, covenants or agreements made in such agreements.
The Board of Directors of WES GP approved the acquisition of the WES assets from Anadarko, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under WES’s partnership agreement by, the WES Board’s Special Committee. The WES Special Committee, a committee of independent members of WES GP’s Board of Directors, retains independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions as it deems necessary on a transaction-by-transaction basis.

Chipeta LLC Agreement

In connection with WES’s acquisition of its interest in Chipeta Processing LLC (“Chipeta”), WES became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009 (the “Chipeta LLC agreement”), together with a third-party member. Among other things, the Chipeta LLC agreement provides the following:

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

WES is the managing member of Chipeta. As managing member, WES manages the day-to-day operations of Chipeta and receives a management fee from the other members, which is intended to compensate the managing member for the performance of its duties. WES may be removed as the managing member only if WES is grossly negligent or fraudulent, breaches its primary duties or fails to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta.

Commodity Price Swap Agreements

WES has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold at the Hugoton system and at the DJ Basin and Red Desert complexes, with various expiration dates through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Risk Factors under Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Gas Gathering and Processing Agreements

WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of WES’s systems. For the year ended December 31, 2014, 48% of WES’s gathering, transportation and treating throughput and 57% of WES’s processing throughput, was attributable to natural gas production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput (defined as WES’s 14.81% share of average Fort Union and 22% share of average Rendezvous throughput) and throughput measured in barrels.

Gas Purchase and Sale Agreements

WES sells substantially all of its natural gas, NGLs and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas from AESC pursuant to gas purchase agreements. WES’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchases and Sales

The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
thousands	Purchases			Sales
Cash consideration	$22,943	$11,211	$24,705	$—	$85	$760
Net carrying value	12,210	5,309	8,009	—	38	393
Partners’ capital adjustment	$10,733	$5,902	$16,696	$—	$47	$367

Contributions in Aid of Construction Costs from Affiliates

In 2013, a subsidiary of Anadarko entered into an aid in construction agreement with WES, whereby WES constructed five receipt-point facilities at the Brasada complex that serve the Anadarko subsidiary. Such subsidiary reimbursed WES for costs associated with construction of the receipt points.

Indemnification Agreements

The 5.375% Senior Notes due 2021 (the “2021 Notes”), the 4.000% Senior Notes due 2022 (the “2022 Notes”), the 2.600% Senior Notes due 2018 (the “2018 Notes”), the 5.450% Senior Notes due 2044 (the “2044 Notes”) and obligations under WES’s senior unsecured revolving credit facility (“WES RCF”) are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, the 2021 Notes, and/or the WES RCF.
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
In connection with the TEFR acquisition in March 2014, WES GP and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “TEFR Indemnification Agreement”) whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the TEFR acquisition. WES GP and WGRI also amended and restated the indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the TEFR Indemnification Agreement.

Summary of Affiliate Transactions

Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of WES’s assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of our general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the WES omnibus agreement and the WGP omnibus agreement. Affiliate expenses do not inherently bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues.
The following table summarizes affiliate transactions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K):

	Year ended December 31,
thousands	2014	2013	2012
Revenues (1)	$969,995	$805,526	$688,026
Equity income, net (1)	57,836	22,948	16,042
Cost of product (1)	114,000	129,045	145,250
Operation and maintenance (2)	58,884	56,435	51,237
General and administrative (3)	27,736	24,235	92,887
Operating expenses	200,620	209,715	289,374
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	3	—	2,766
Distributions to WGP unitholders (6)	204,615	124,633	—
Distributions to WES unitholders (7)	1,747	755	—
Contributions from Anadarko as a Chipeta noncontrolling interest owner (8)	—	—	12,588
Distributions to Anadarko as a Chipeta noncontrolling interest owner (8)	—	—	6,528

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see Note 6—Equity-based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
For the year ended December 31, 2014, includes interest expense recognized on the WGP working capital facility (see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). For the year ended December 31, 2012, includes interest expense recognized on the WES note payable to Anadarko (see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada complex and Lancaster plant. WES repaid the WES note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko associated with the construction of the Brasada complex and Lancaster plant in the fourth quarter of 2012.

(6)
Represents distributions paid under the WGP partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(7)
Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(8)
WES acquired Anadarko’s then-remaining interest in Chipeta on August 1, 2012 (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

Other

In 2014, Anadarko made payments totaling approximately $197,000 to the Houston Astros Baseball Club. James R. Crane, a member of the Board of Directors of WES GP, is the principal owner and Chairman of the Houston Astros.

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
Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. The WGP partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. The WGP partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See the caption Special Committee under Item 10 of this Form 10-K.
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

Our general partner may, but is not required to, seek the approval of such resolution from the Special Committee of its Board of Directors. In connection with a situation involving a conflict of interest, any determination by our general partner involving the resolution of the conflict of interest must be made in good faith, provided that, if our general partner does not seek approval from the Special Committee and its Board of Directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in the WGP partnership agreement, our general partner or the Special Committee may consider any factors that it determines in good faith to be appropriate when resolving a conflict. The WGP partnership agreement provides that for someone to act in good faith, that person must reasonably believe he is acting in the best interests of the partnership.
Additionally, the Board of Directors has adopted a written Code of Business Conduct and Ethics (the “Code”), under which all directors and officers of the general partner, and employees working on our behalf, are expected to avoid conflicts or the appearance of conflicts in relation to their duties and responsibilities to us, and report any violation of the Code by any person. Under our Corporate Governance Guidelines, any waivers of the Code for any officer or director may only be made by the Board of Directors or by a committee of the Board of Directors composed of independent directors.

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of WGP’s annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

thousands	2014	2013
Audit fees	$300	$300
Audit-related fees	150	75
Total	$450	$375

Audit fees are primarily for the audit of WGP’s consolidated financial statements, including the audit of the effectiveness of the WGP’s internal controls over financial reporting, and the reviews of the WGP’s financial statements included in the Forms 10-Q.
Audit-related fees are primarily for other audits, consents, comfort letters and certain financial accounting consultation.
The table above includes certain fees approved by WGP and paid by Anadarko related to Anadarko’s sale of its WGP common units to the public. WGP did not receive any proceeds from, or recognize any expense related to, the public offering.
In addition, WES paid $1.2 million in audit fees and $0.5 million in audit-related fees for the year ended December 31, 2014 and $1.0 million in audit fees and $0.8 million in audit-related fees for the year ended December 31, 2013.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of WGP’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2014, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2015.

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

2.10#
Agreement and Plan of Merger, dated October 28, 2014, by and among Western Gas Partners, LP, Maguire Midstream LLC and Nuevo Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

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

3.18
Amendment No. 12 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated November 25, 2014 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 25, 2014, File No. 001-34046).

3.19
Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.20
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

Exhibit Number	Description
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

Exhibit Number	Description
10.21
AMH Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and APC Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.22
First Amendment to the Third Amended and Restated Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.23
USH2 Indemnification Agreement, dated March 3, 2014, Western Gas Holdings, LLC and USH2 LLC (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.24
Unit Purchase Agreement, dated October 28, 2014, by and among Western Gas Partners, LP, APC Midstream Holdings, LLC and Anadarko Petroleum Corporation (filed as Exhibit 10.1 to the Western Gas Partners, LP Form 8-K filed on October 28, 2014; File No. 001-34046).

10.25†
Gas Gathering Agreement effective July 1, 2010 between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP, as amended by Amendment No. 1 dated August 4, 2011, Amendment No. 2 dated December 3, 2012, Amendment No. 3 dated November 19, 2013 and Amendment No. 4 dated June 2, 2014 (filed as Exhibit 10.23 to the Western Gas Partners, LP Form 10-K filed on February 26, 2015, File No. 001-34046).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
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

February 26, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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