Form 10-Q
period 2015-03-31
Western Gas Equity Partners, LP
filed 2015-05-06
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

There were 218,909,977 common units outstanding as of May 4, 2015.

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

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2015	2014 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$128,309	$92,683
Natural gas, natural gas liquids and drip condensate sales	117,236	121,585
Other	170	728
Total revenues – affiliates	245,715	214,996
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	81,535	61,814
Natural gas, natural gas liquids and drip condensate sales	46,932	16,064
Other	912	843
Total revenues – third parties	129,379	78,721
Total revenues	375,094	293,717
Equity income, net (2)	18,220	9,251
Operating expenses
Cost of product (3)	137,920	94,376
Operation and maintenance (3)	56,149	44,577
General and administrative (3)	11,347	9,875
Property and other taxes	8,523	7,234
Depreciation, amortization and impairments	70,292	42,085
Total operating expenses	284,231	198,147
Operating income	109,083	104,821
Interest income – affiliates	4,225	4,225
Interest expense (4)	(22,962)	(13,961)
Other income (expense), net	80	496
Income before income taxes	90,426	95,581
Income tax (benefit) expense	4,460	1,785
Net income	85,966	93,796
Net income attributable to noncontrolling interests	28,937	40,634
Net income attributable to Western Gas Equity Partners, LP	$57,029	$53,162
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$57,029	$53,162
Pre-acquisition net (income) loss allocated to Anadarko	(1,742)	(2,665)
Limited partners’ interest in net income (5)	55,287	50,497
Net income per common unit – basic and diluted	$0.25	$0.23
Weighted-average common units outstanding – basic and diluted	218,910	218,903

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $42.4 million and $18.4 million for the three months ended March 31, 2015 and 2014, respectively. Operation and maintenance includes charges from Anadarko of $15.4 million and $12.6 million for the three months ended March 31, 2015 and 2014, respectively. General and administrative includes charges from Anadarko of $7.8 million, and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. See Note 5.

(4)	Includes affiliate (as defined in Note 1) interest expense of $1.4 million and zero for the three months ended March 31, 2015 and 2014, respectively. See Note 2 and Note 9.

(5)	Represents net income earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2015	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$59,823	$67,213
Accounts receivable, net (2)	144,119	109,019
Other current assets (3)	11,042	10,841
Total current assets	214,984	187,073
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,814,914	5,626,650
Less accumulated depreciation	1,103,643	1,055,207
Net property, plant and equipment	4,711,271	4,571,443
Goodwill	393,035	389,087
Other intangible assets	853,449	884,857
Equity investments	635,920	634,492
Other assets	27,616	28,289
Total assets	$7,096,275	$6,955,241
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$51,015	$54,232
Accrued ad valorem taxes	19,725	14,812
Accrued liabilities	171,786	170,864
WGP working capital facility – Anadarko	—	1,150
Total current liabilities	242,526	241,058
Long-term debt	2,532,995	2,422,954
Deferred income taxes	7,802	45,656
Asset retirement obligations and other	114,766	111,714
Deferred purchase price obligation – Anadarko (5)	175,696	—
Total long-term liabilities	2,831,259	2,580,324
Total liabilities	3,073,785	2,821,382
Equity and partners’ capital
Common units (218,909,977 units issued and outstanding at March 31, 2015, and December 31, 2014)	1,252,921	1,260,195
Net investment by Anadarko	—	122,509
Total partners’ capital	1,252,921	1,382,704
Noncontrolling interests	2,769,569	2,751,155
Total equity and partners’ capital	4,022,490	4,133,859
Total liabilities, equity and partners’ capital	$7,096,275	$6,955,241

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $38.8 million and $64.5 million as of March 31, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of March 31, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of March 31, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2014 (1)	$122,509	$1,260,195	$2,751,155	$4,133,859
Net income (loss)	1,742	55,287	28,937	85,966
WES equity transactions, net (2)	—	(16,256)	47,300	31,044
Distributions to Chipeta noncontrolling interest owner	—	—	(3,150)	(3,150)
Distributions to WES noncontrolling interest owners	—	—	(54,879)	(54,879)
Distributions to WGP unitholders	—	(68,409)	—	(68,409)
Acquisitions from affiliates	(196,191)	21,915	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko	—	824	—	824
Net pre-acquisition contributions from (distributions to) Anadarko	30,096	—	—	30,096
Net distributions to Anadarko of other assets	—	(348)	—	(348)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	—	(287)	206	(81)
Balance at March 31, 2015	$—	$1,252,921	$2,769,569	$4,022,490

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)
Includes the impact of Western Gas Partners, LP’s public equity offerings as described in Note 4. The $16.3 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $40.8 million for the three months ended March 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2015	2014 (1)
Cash flows from operating activities
Net income	$85,966	$93,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	70,292	42,085
Non-cash equity-based compensation expense	1,097	1,181
Deferred income taxes	3,758	993
Accretion and amortization of long-term obligations, net	2,112	680
Equity income, net (2)	(18,220)	(9,251)
Distributions from equity investment earnings (2)	18,706	10,269
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(17,798)	(15,434)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	10,552	5,851
Change in other items, net	(1,010)	2,087
Net cash provided by operating activities	155,455	132,257
Cash flows from investing activities
Capital expenditures	(200,940)	(199,150)
Acquisitions from affiliates	(1,128)	(360,952)
Investments in equity affiliates	(4,878)	(28,462)
Distributions from equity investments in excess of cumulative earnings (2)	2,964	2,044
Proceeds from the sale of assets to third parties	22	—
Net cash used in investing activities	(203,960)	(586,520)
Cash flows from financing activities
Borrowings, net of debt issuance costs	140,000	917,742
Repayments of debt	(31,150)	(430,000)
Increase (decrease) in outstanding checks	(2,468)	1,928
Proceeds from the issuance of WES common units, net of offering expenses	31,075	17,530
Distributions to WGP unitholders	(68,409)	(50,621)
Distributions to Chipeta noncontrolling interest owner	(3,150)	(4,124)
Distributions to noncontrolling interest owners of WES	(54,879)	(40,996)
Net contributions from Anadarko	30,096	23,838
Net cash provided by financing activities	41,115	435,297
Net increase (decrease) in cash and cash equivalents	(7,390)	(18,966)
Cash and cash equivalents at beginning of period	67,213	113,085
Cash and cash equivalents at end of period	$59,823	$94,119
Supplemental disclosures
Acquisition of DBJV from Anadarko (3)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	348	(43)
Interest paid, net of capitalized interest	17,596	14,106
Taxes paid (reimbursements received)	(138)	(340)

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Equity Partners, LP is a Delaware master limited partnership formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream energy assets.
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014. The “MGR assets” include the Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
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
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	8	5	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of WGP and entities in which it holds a controlling financial interest, including WES and WES GP. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which WES, or WGP through its investment in WES, exercises significant influence are accounted for under the equity method. WGP proportionately consolidates WES’s 33.75% share of the assets, liabilities, revenues and expenses attributable to the Non-Operated Marcellus Interest systems and Anadarko-Operated Marcellus Interest systems and WES’s 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system and the DBJV system (see Note 2) in the accompanying consolidated financial statements.
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
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other methods considered reasonable. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with WGP’s 2014 Form 10-K, as filed with the SEC on February 26, 2015. Management believes that the disclosures made are adequate to make the information not misleading.

Noncontrolling interests. WGP’s noncontrolling interests in the consolidated financial statements consist of the following for all periods presented: (i) the interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member, (ii) the publicly held limited partner interests in WES, (iii) the 757,619 WES common units issued by WES to other subsidiaries of Anadarko as part of the consideration paid for the acquisitions of the Non-Operated Marcellus Interest and the TEFR Interests, and (iv) the WES Class C units issued by WES to a subsidiary of Anadarko as part of the consideration paid for the acquisition of DBM. See Note 3 and Note 4.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7) by WGP through its partnership interests in WES as of March 31, 2015. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control. See Note 2.
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

Recently issued accounting standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU contains guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership the transactions is accounted for as a transaction between entities under common control and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. WGP believes it is currently in compliance with this ASU, but will continue to evaluate the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. WGP is considering the alternatives for timing of adoption.
The FASB issued ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU will simplify existing requirements by reducing the number of consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by WES during 2015 and 2014, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	WES Common Units Issued to Anadarko	WES Class C Units Issued to Anadarko
TEFR Interests (1)	03/03/2014	Various (1)	$—	$350,000	$6,250	308,490	—
DBM (2)	11/25/2014	100%	—	475,000	298,327	—	10,913,853
DBJV system (3)	03/02/2015	50%	174,276	—	—	—	—

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

(3)
WES acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Deferred purchase price obligation - Anadarko below.

DBJV acquisition. Because the acquisition of DBJV was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.
The following table presents the impact of the DBJV system on revenue, equity income, net and net income as presented in WGP’s historical consolidated statements of income:

	Three Months Ended March 31, 2014
thousands	WGP Historical	DBJV System	Combined
Revenues	$279,457	$14,260	$293,717
Equity income, net	9,251	—	9,251
Net income	90,175	3,621	93,796

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2015, the net present value of this obligation was $175.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2015, was $1.4 million and has been recorded as a charge to interest expense. The fair value measurement was calculated using Level 3 inputs, which consisted of management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for the DBJV system.

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
The following is the preliminary allocation of the purchase price as of March 31, 2015, including $3.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date, pending final review of support related to the acquired entity’s assets:

thousands
Current assets	$63,020
Property, plant and equipment	467,171
Goodwill	282,999
Other intangible assets	811,048
Accounts payables	(17,679)
Accrued liabilities	(38,684)
Deferred income taxes	(1,342)
Asset retirement obligations and other	(9,060)
Total purchase price	$1,557,473

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2014	$0.25000	$54,726	May 2014
March 31, 2015 (1)	0.34250	74,977	May 2015

(1)
On April 20, 2015, the Board of Directors of WGP GP declared a cash distribution to WGP unitholders of $0.34250 per unit, or $75.0 million in aggregate. The cash distribution is payable on May 22, 2015, to WGP unitholders of record at the close of business on April 30, 2015.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2014	$0.625	$98,749	May 2014
March 31, 2015 (1)	0.725	133,203	May 2015

(1)
On April 20, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.725 per unit, or $133.2 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution is payable on May 13, 2015, to WES unitholders of record at the close of business on April 30, 2015.

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the end of 2017 (unless earlier converted), and the Class C units are disregarded with respect to WES’s distribution of WES’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. On February 12, 2015, WES issued 45,711 PIK Class C units to APC Midstream Holdings, LLC (“AMH”), a subsidiary of Anadarko and the holder of the Class C units, based on the $0.700 common unit distribution for the fourth quarter of 2014, with an implied fair value of $3.1 million. The Class C unit distribution was prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of March 31, 2015, Anadarko held 193,387,365 of WGP’s common units, representing an 88.3% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 25,522,612 WGP common units, representing an 11.7% limited partner interest in WGP.
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

Holdings of WES equity. As of March 31, 2015, WGP held 49,296,205 WES common units, representing a 34.8% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of WES’s IDRs. As of March 31, 2015, other subsidiaries of Anadarko held 757,619 WES common units and 10,959,564 Class C units, representing an aggregate 8.3% limited partner interest in WES, and the public held 78,123,429 WES common units, representing a 55.1% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES public equity offerings. WES completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
$500.0 million COP (4)	480,109	—	65.55	396	31,076

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

(2)
Represents common and general partner units of WES issued during the year ended December 31, 2014, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “$125.0 million COP”). Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2014. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.

(3)
Includes the issuance of 1,120,153 WES common units pursuant to the partial exercise of the underwriters’ over-allotment option, the net proceeds from which were $77.0 million. Beginning with this partial exercise, WES GP elected not to make a corresponding capital contribution to maintain its 2.0% interest in WES.

(4)
Represents common units of WES issued during the three months ended March 31, 2015, pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (the “$500.0 million COP”). Gross proceeds generated and commissions paid during the three months ended March 31, 2015, were $31.5 million and $0.3 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the three months ended March 31, 2015. Does not include sales of 289,744 WES common units that settled after March 31, 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM, and the UPA contains an optional redemption feature that provides WES the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of WES or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM. As of March 31, 2015, no such proceeds had been received and no WES Class C units had been redeemed.

WES common, Class C and general partner units. The following table summarizes WES’s common, Class C and general partner units issued during the three months ended March 31, 2015:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051
PIK Class C units	—	45,711	—	45,711
Long-Term Incentive Plan award vestings	2,014	—	—	2,014
$500.0 million COP	480,109	—	—	480,109
Balance at March 31, 2015	128,177,253	10,959,564	2,583,068	141,719,885

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by WES from services provided to Anadarko as well as from the sale of residue, drip condensate and NGLs to Anadarko. In addition, WES purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of WES assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of WES and WGP. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to WES by Anadarko.

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts is generally swept to centralized accounts. Prior to the acquisition of WES assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of WES assets. Subsequent to the acquisition of WES assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of WES.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Note receivable from and Deferred purchase price obligation - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $327.0 million and $317.8 million at March 31, 2015, and December 31, 2014, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
The consideration to be paid by WES for the March 2015 acquisition of DBJV, consists of a cash payment to Anadarko due on March 31, 2020. See Note 2 and Note 9.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hugoton system, the MGR assets and the DJ Basin complex, with various expiration dates through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on WES’s outstanding commodity price swap agreements as of March 31, 2015:

per barrel except natural gas	2015			2016
Ethane	$18.41	−	23.41	$23.11
Propane	47.08	−	52.99	52.90
Isobutane	62.09	−	74.02	73.89
Normal butane	54.62	−	65.04	64.93
Natural gasoline	72.88	−	81.82	81.68
Condensate	76.47	−	81.82	81.68
Natural gas (per MMBtu)	4.66	−	5.96	4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended March 31,
thousands	2015	2014
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$10,982	$(3,667)
Natural gas liquids sales	44,432	9,455
Total	55,414	5,788
Losses on commodity price swap agreements related to purchases (2)	(34,179)	(19)
Net gains (losses) on commodity price swap agreements	$21,235	$5,769

(1)	Reported in affiliate natural gas, natural gas liquids and drip condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 48% and 49% for the three months ended March 31, 2015 and 2014, respectively. WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 52% and 59% for the three months ended March 31, 2015 and 2014, respectively.

Purchase and sale agreements. WES sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment purchases. The following table summarizes WES’s purchases from Anadarko of pipe and equipment:

	Three Months Ended March 31,
	2015	2014
thousands	Purchases
Cash consideration	$1,128	$4,702
Net carrying value	780	4,745
Partners’ capital adjustment	$348	$(43)

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense over the vesting period was $55,000 and $27,000 for the three months ended March 31, 2015 and 2014, respectively.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2015 and 2014.

WGP LTIP and Anadarko Incentive Plans. For the three months ended March 31, 2015 and 2014, general and administrative expenses included $1.0 million and $0.9 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP, and the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (collectively referred to as the “Anadarko Incentive Plans”). Of this amount, $0.8 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the three months ended March 31, 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended March 31,
thousands	2015	2014
Revenues (1)	$245,715	$214,996
Equity income, net (1)	18,220	9,251
Cost of product (1)	42,407	18,356
Operation and maintenance (2)	15,376	12,551
General and administrative (3)	7,766	7,482
Operating expenses	65,549	38,389
Interest income (4)	4,225	4,225
Interest expense (5)	1,422	—
Distributions to WGP unitholders (6)	60,434	46,051
Distributions to WES unitholders (7)	530	269

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

(5)
For the three months ended March 31, 2015, includes interest expense recognized on the WGP working capital facility (see Note 9) and WES’s accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 9).

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2015	December 31, 2014
Land	n/a	$3,260	$2,884
Gathering systems	3 to 47 years	5,232,882	4,972,892
Pipelines and equipment	15 to 45 years	135,916	151,107
Assets under construction	n/a	424,779	483,347
Other	3 to 40 years	18,077	16,420
Total property, plant and equipment		5,814,914	5,626,650
Accumulated depreciation		1,103,643	1,055,207
Net property, plant and equipment		$4,711,271	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2015, WES recognized impairments of $8.2 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

7. EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the three months ended March 31, 2015:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	1,555	3,980	377	5,791	190	3,616	2,711	18,220
Contributions	—	2,917	—	(432)	—	1,180	1,213	4,878
Distributions	(948)	(3,834)	(862)	(6,291)	(337)	(3,679)	(2,755)	(18,706)
Distributions in excess of cumulative earnings (1)	—	(902)	(736)	—	—	(581)	(745)	(2,964)
Balance at March 31, 2015	$26,540	$46,476	$55,115	$120,405	$16,643	$199,329	$171,412	$635,920

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	March 31, 2015	December 31, 2014
Natural gas liquids inventory	$6,087	$5,316
Natural gas imbalance receivables	1,682	415
Prepaid insurance	1,978	3,217
Other	1,295	1,893
Total other current assets	$11,042	$10,841

A summary of accrued liabilities is as follows:

thousands	March 31, 2015	December 31, 2014
Accrued capital expenditures	$94,176	$128,856
Accrued plant purchases	37,826	14,023
Accrued interest expense	27,995	24,741
Short-term asset retirement obligations	5,739	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	299	207
Other (1)	5,276	1,338
Total accrued liabilities	$171,786	$170,864

(1)	Includes $3.5 million of post-closing purchase price adjustments at March 31, 2015, related to WES’s acquisition of DBM.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At March 31, 2015, WES’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), and borrowings on WES’s senior unsecured revolving credit facility (“WES RCF”).
The following table presents WES and WGP’s outstanding debt as of March 31, 2015, and December 31, 2014:

	March 31, 2015			December 31, 2014
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP working capital facility - Anadarko	$—	$—	$—	$1,150	$1,150	$1,150

Long-term debt
2021 Notes	$500,000	$495,854	$555,175	$500,000	$495,714	$549,530
2022 Notes	670,000	672,841	683,554	670,000	672,930	681,942
WES RCF	620,000	620,000	620,000	510,000	510,000	510,000
2018 Notes	350,000	350,443	355,372	350,000	350,474	352,162
2044 Notes	400,000	393,857	433,456	400,000	393,836	417,619
Total long-term debt	$2,540,000	$2,532,995	$2,647,557	$2,430,000	$2,422,954	$2,511,253

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the three months ended March 31, 2015:

thousands	Carrying Value
Balance at December 31, 2014	$2,424,104
WES RCF borrowings	140,000
Repayment of WES RCF	(30,000)
Repayment of WGP working capital facility	(1,150)
Other	41
Balance at March 31, 2015	$2,532,995

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES Senior Notes. At March 31, 2015, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes and 2044 Notes.

WES RCF. The interest rate on the WES RCF, which matures in February 2019, was 1.48% and 1.47% at March 31, 2015, and December 31, 2014, respectively. The facility fee rate was 0.20% at March 31, 2015, and December 31, 2014.
As of March 31, 2015, WES had $620.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $567.2 million available for borrowing under the WES RCF. At March 31, 2015, WES was in compliance with all covenants under the WES RCF.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. Borrowings under the facility will mature on November 1, 2017. The interest rate was 1.68% and 1.67% at March 31, 2015, and December 31, 2014, respectively.
As of March 31, 2015, WGP had no outstanding borrowings and $30.0 million available for borrowing under the WGP WCF. At March 31, 2015, WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2015	2014
Third parties
Long-term debt	$23,342	$16,135
Amortization of debt issuance costs and commitment fees	1,292	1,266
Capitalized interest	(3,094)	(3,440)
Total interest expense – third parties	21,540	13,961
Affiliates
WGP WCF	2	—
Deferred purchase price obligation – Anadarko (1)	1,420	—
Total interest expense – affiliates	1,422	—
Interest expense	$22,962	$13,961

(1)	See Note 2 for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES

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
The Court has scheduled this matter for trial in June 2016, and the parties are currently engaged in discovery and motion practice. Management does not believe the outcome of this proceeding will have a material effect on the financial condition, results of operations or cash flows of WGP. WES intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that WES has adequate contractual indemnities covering the claims against it in this lawsuit.
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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2015, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $24.1 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to projects at the DJ Basin complex, which include the continued construction of Train II at the Lancaster plant and compressor expansions, as well as projects at the Hilight system and the Red Desert complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $4.2 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP (“WES”). For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refer to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC (“WES GP”), the general partner of WES and our wholly owned subsidiary, as the context requires. Our general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014. The “MGR assets” include the Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, in which Western Gas Partners, LP is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2014 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 26, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time make in other public filings, press releases and statements by management, forward-looking statements concerning operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.

Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

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

•	the supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather and natural disasters;

•	inflation;

•the availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which WES is doing business;

•	federal, state and local laws, including those that limit Anadarko and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	ability of WES to use its senior unsecured revolving credit facility (“WES RCF”);

•	the creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	our and WES’s ability to repay debt;

•	WES’s ability to mitigate exposure to a substantial majority of the commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and WGP GP, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	our or WES’s ability to acquire assets on acceptable terms;

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our 2014 Form 10-K, in our quarterly reports on Form 10-Q and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into an MLP and changing its name to Western Gas Equity Partners, LP. We closed our initial public offering (“IPO”) in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP organized by Anadarko to acquire, own, develop and operate midstream energy assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	8	5	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

Significant financial and operational highlights during the three months ended March 31, 2015, included the following:

•
We raised our distribution to $0.34250 per unit for the first quarter of 2015, representing a 10% increase over the distribution for the fourth quarter of 2014 and a 37% increase over the distribution for the first quarter of 2014.

•	WES completed the acquisition of Delaware Basin JV Gathering LLC from Anadarko. See Acquisitions below.

•
WES issued 480,109 common units to the public under its $500.0 million Continuous Offering Program (see Equity Offerings below), generating net proceeds of $31.1 million. Net proceeds were used for general partnership purposes, including funding capital expenditures.

•
WES raised its distribution to $0.725 per unit for the first quarter of 2015, representing a 4% increase over the distribution for the fourth quarter of 2014 and a 16% increase over the distribution for the first quarter of 2014.

•	Throughput attributable to WES for natural gas assets totaled 3,917 MMcf/d for the three months ended March 31, 2015, representing a 13% increase compared to the three months ended March 31, 2014.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.66 per Mcf for the three months ended March 31, 2015, representing a 5% increase compared to the three months ended March 31, 2014.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.71 per Bbl for the three months ended March 31, 2015, representing a 13% increase compared to the three months ended March 31, 2014.

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2015 and 2014, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	WES Common Units Issued to Anadarko	WES Class C Units Issued to Anadarko
TEFR Interests (1)	03/03/2014	Various (1)	$—	$350,000	$6,250	308,490	—
DBM (2)	11/25/2014	100%	—	475,000	298,327	—	10,913,853
DBJV system (3)	03/02/2015	50%	174,276	—	—	—	—

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

(3)
WES acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us through our partnership interests in WES as of March 31, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.

EQUITY OFFERINGS

Public equity offering. In July 2014, Anadarko sold 5,750,000 of its WGP common units to the public through an underwritten offering, including 750,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering.

WES public equity offerings. WES completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
$500.0 million COP (4)	480,109	—	65.55	396	31,076

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

(2)
Represents common and general partner units of WES issued during the year ended December 31, 2014, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “$125.0 million COP”). Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2014. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.

(3)
Includes the issuance of 1,120,153 WES common units pursuant to the partial exercise of the underwriters’ over-allotment option, the net proceeds from which were $77.0 million. Beginning with this partial exercise, WES GP elected not to make a corresponding capital contribution to maintain its 2.0% interest in WES.

(4)
Represents common units of WES issued during the three months ended March 31, 2015, pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (the “$500.0 million COP”). Gross proceeds generated and commissions paid during the three months ended March 31, 2015, were $31.5 million and $0.3 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the three months ended March 31, 2015. Does not include sales of 289,744 WES common units that settled after March 31, 2015.

Other WES equity offerings. In November 2014, WES issued 10,913,853 Class C units to a subsidiary of Anadarko at an implied price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 2—Acquisitions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended March 31,
thousands	2015	2014
General and administrative expenses	$64	$64
Public company expenses	633	644
Total reimbursement	$697	$708

Noncontrolling interests. The interest in Chipeta held by a third party member is already reflected as noncontrolling interest in WES’s consolidated financial statements. In addition, the limited partner interests in WES held by other subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).
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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.68% and 1.67% at March 31, 2015, and December 31, 2014, respectively.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of March 31, 2015, we had no outstanding borrowings under the WGP WCF and $30.0 million available for borrowing. At March 31, 2015, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended March 31,
thousands	2015	2014
Net income attributable to WES	$83,568	$91,056
Limited partner interests in WES not held by WGP (1)	(25,711)	(36,942)
General and administrative expenses (2)	(835)	(971)
Other income (expense), net	9	19
Interest expense	(2)	—
Net income attributable to WGP	$57,029	$53,162

(1)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of March 31, 2015 and 2014, the publicly held limited partner interest represented a 55.1% and 56.4% interest in WES, respectively. Other subsidiaries of Anadarko separately held an 8.3% and 0.6% limited partner interest in WES as of March 31, 2015 and 2014, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by operating and financing activities. The differences between net cash provided by operating and financing activities for WGP and WES are reconciled as follows:

	Three Months Ended March 31,
thousands	2015	2014
WES net cash provided by operating activities	$156,036	$133,819
General and administrative expenses (1)	(835)	(971)
Non-cash equity-based compensation expense	62	31
Changes in working capital	185	(641)
Other income (expense), net	9	19
Interest expense	(2)	—
WGP net cash provided by operating activities	$155,455	$132,257

WES net cash provided by financing activities	$39,509	$435,064
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	—	(759)
Distributions to WGP unitholders (3)	(68,409)	(50,621)
Distributions to WGP from WES (4)	71,165	51,613
WGP WCF repayments	(1,150)	—
WGP net cash provided by financing activities	$41,115	$435,297

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)	Represents the difference attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution.

(3)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended March 31,
thousands	2015	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$209,844	$154,497
Natural gas, natural gas liquids and drip condensate sales	164,168	137,649
Other	1,082	1,571
Total revenues (1)	375,094	293,717
Equity income, net	18,220	9,251
Total operating expenses (1)	283,396	197,176
Operating income	109,918	105,792
Interest income – affiliates	4,225	4,225
Interest expense	(22,960)	(13,961)
Other income (expense), net	71	477
Income before income taxes	91,254	96,533
Income tax (benefit) expense	4,460	1,785
Net income	86,794	94,748
Net income attributable to noncontrolling interest	3,226	3,692
Net income attributable to Western Gas Partners, LP (2)	$83,568	$91,056
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$254,036	$206,560
Adjusted EBITDA attributable to Western Gas Partners, LP	180,900	148,106
Distributable cash flow	147,997	125,126

(1)
Revenues include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, drip condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 2.

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), see Key Performance Metrics within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2015” refer to the comparison of the three months ended March 31, 2015, to the three months ended March 31, 2014.

Throughput

	Three Months Ended March 31,
MMcf/d (except throughput measured in barrels)	2015	2014	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation	1,654	1,648	—%
Processing	2,260	1,799	26%
Equity investment (1)	165	186	(11)%
Total throughput for natural gas assets	4,079	3,633	12%
Throughput attributable to noncontrolling interest for natural gas assets	162	173	(6)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (2)	3,917	3,460	13%
Total throughput (MBbls/d) for crude/NGL assets (3)	131	79	66%

(1)
Represents WES’s 14.81% share of average Fort Union and 22% share of average Rendezvous throughput. Excludes equity investment throughput measured in barrels (captured in “Total throughput (MBbls/d) for crude/NGL assets” as noted below).

(2)
Includes affiliate, third-party and equity investment throughput (as equity investment throughput is defined in the above footnote), excluding the noncontrolling interest owner’s proportionate share of throughput.

(3)
Represents total throughput measured in barrels, consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, and 33.33% share of average FRP throughput.

Processing throughput increased by 461 MMcf/d for the three months ended March 31, 2015, primarily due to increased production in areas around the DJ Basin complex and the acquisition of DBM in November 2014, partially offset by decreased volumes processed at the Granger straddle plant.
Equity investment throughput decreased by 21 MMcf/d for the three months ended March 31, 2015, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline.
Throughput for crude/NGL assets measured in barrels increased by 52 MBbls/d for the three months ended March 31, 2015, due to a full quarter of volumes from the TEFR Interests, Mont Belvieu JV increased volumes and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$209,844	$154,497	36%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $55.3 million for the three months ended March 31, 2015, primarily due to increases of (i) $43.2 million resulting from increased throughput at the DJ Basin complex, a higher gathering fee, and the introduction of a condensate handling fee, (ii) $10.2 million due to the acquisition of DBM in November 2014, (iii) $2.8 million at the Hilight system due to higher throughput, and (iv) $2.8 million at the Brasada complex due to increases in throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by a decrease of $5.1 million at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)
Natural gas sales	$60,687	$30,893	96%
Natural gas liquids sales	90,936	95,814	(5)%
Drip condensate sales	12,545	10,942	15%
Total	$164,168	$137,649	19%
Average price per unit:
Natural gas (per Mcf)	$3.61	$4.25	(15)%
Natural gas liquids (per Bbl)	25.91	44.77	(42)%
Drip condensate (per Bbl)	56.65	77.74	(27)%

For the three months ended March 31, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. For the three months ended March 31, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $26.5 million for the three months ended March 31, 2015, consisting of $29.8 million in natural gas sales and $1.6 million in drip condensate sales, partially offset by a decrease of $4.9 million in NGLs sales.
The growth in natural gas sales for the three months ended March 31, 2015, was primarily due to increases of (i) $24.2 million due to the acquisition of DBM in November 2014 and (ii) $7.0 million at the DJ Basin complex due to an increase in volumes sold.
The decline in NGLs sales for the three months ended March 31, 2015, was primarily due to decreases of (i) $16.1 million and $4.9 million at the Granger complex and the Hilight system, respectively, due primarily to a decrease in average price as a result of the expiration of swap agreements in December 2014, as well as a decrease in volume at the Granger complex, and (ii) $4.8 million at the Chipeta complex due to a decrease in average price. These decreases were partially offset by an increase of $20.8 million due to the acquisition of DBM in November 2014.
The increase in drip condensate sales for the three months ended March 31, 2015, was primarily due to an increase of $1.8 million at the DJ Basin complex from an increase in volumes sold.

Equity Income, Net

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Equity income, net	$18,220	$9,251	97%

For the three months ended March 31, 2015, equity income, net increased by $9.0 million, primarily due to a full quarter of equity income recognized from the TEFR Interests and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
NGL purchases	$64,198	$47,881	34%
Residue purchases	66,839	37,169	80%
Other	6,883	9,326	(26)%
Cost of product	137,920	94,376	46%
Operation and maintenance	56,149	44,577	26%
Total cost of product and operation and maintenance expenses	$194,069	$138,953	40%

Cost of product expense for the three months ended March 31, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets, and the DJ Basin complex. Cost of product expense for the three months ended March 31, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended March 31, 2015, increased by $43.5 million, consisting of $16.3 million in NGL purchases and $29.7 million in residue purchases, partially offset by a decrease of $2.4 million in other.
The increase in NGL purchases for the three months ended March 31, 2015, was primarily due to increases of (i) $19.9 million due to the acquisition of DBM in November 2014 and (ii) $3.2 million at the DJ Basin complex due to an increase in average swap price, partially offset by a decrease in volume. These increases were partially offset by decreases of (i) $3.6 million at the Chipeta complex due to a decrease in average price, partially offset by an increase in volume, (ii) $2.2 million at the Granger complex due to a decrease in average price and volume, and (iii) $1.4 million at the Hilight system due to a decrease in average price, partially offset by an increase in volume.
The increase in residue purchases for the three months ended March 31, 2015, was primarily due to increases of (i) $23.7 million due to the acquisition of DBM in November 2014 and (ii) $12.7 million at the DJ Basin complex due to an increase in average swap price and volumes. These increases were partially offset by a $5.9 million decrease at the Granger complex due to a decrease in average price, partially offset by an increase in volumes.
The decrease in other items for the three months ended March 31, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $11.6 million increase in operation and maintenance expense for the three months ended March 31, 2015, was primarily due to increases of (i) $3.7 million in utilities, plant repairs and maintenance, primarily at the DJ Basin and Chipeta complexes and due to the acquisition of DBM in November 2014, (ii) $3.2 million in salaries, wages, contract labor and consulting, primarily at the DJ Basin complex and due to the acquisition of DBM in November 2014, (iii) $2.7 million in equipment rental and other due to the acquisition of DBM in November 2014, and (iv) $0.9 million in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
General and administrative	$10,512	$8,904	18%
Property and other taxes	8,523	7,234	18%
Depreciation, amortization and impairments	70,292	42,085	67%
Total general and administrative, depreciation and other expenses	$89,327	$58,223	53%

General and administrative expenses increased by $1.6 million for the three months ended March 31, 2015, primarily due to an increase of $1.2 million in consulting and audit fees and an increase of $0.3 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
Property and other taxes increased by $1.3 million for the three months ended March 31, 2015, primarily due to ad valorem tax increases of $0.8 million due to the acquisition of DBM in November 2014, and $0.7 million at the DJ Basin complex. These increases were offset by a decrease of $0.3 million at the Brasada complex.
Depreciation, amortization and impairments increased by $28.2 million for the three months ended March 31, 2015, primarily due to depreciation expense increases of $11.6 million due to the acquisition of DBM in November 2014 and $6.1 million associated with the start-up of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014. In addition, impairment expense increased by $8.2 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(23,342)	$(16,135)	45%
Amortization of debt issuance costs and commitment fees	(1,292)	(1,266)	2%
Capitalized interest	3,094	3,440	(10)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(1,420)	—	—%
Interest expense	$(22,960)	$(13,961)	64%

(1)
See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $9.0 million for the three months ended March 31, 2015, primarily due to additional interest expense of $4.8 million incurred on the 5.450% Senior Notes due 2044 and $0.6 million on the 2.600% Senior Notes due 2018, both issued in March 2014, as well as additional interest of $1.9 million incurred on the WES RCF due to higher average borrowings outstanding in the first quarter of 2015. Capitalized interest decreased by $0.3 million for the three months ended March 31, 2015 due to the completion of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster plant and construction of Train IV at the DBM complex, acquired in November 2014. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Income before income taxes	$91,254	$96,533	(5)%
Income tax (benefit) expense	4,460	1,785	150%
Effective tax rate	5%	2%

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
Income attributable to (a) the DBJV system prior to and including February 2015 and (b) the TEFR Interests prior to and including February 2014 was subject to federal and state income tax. Income earned on the DBJV system and the TEFR Interests for periods subsequent to February 2015 and February 2014, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$233,852	$195,771	19%
Adjusted gross margin for crude/NGL assets (2)	20,184	10,789	87%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	254,036	206,560	23%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.66	0.63	5%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.71	1.52	13%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	180,900	148,106	22%
Distributable cash flow (3)	147,997	125,126	18%

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues for natural gas assets less cost of product for natural gas assets plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues for crude/NGL assets less cost of product for crude/NGL assets plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure below.

(3)
For a reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the descriptions below.

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
Adjusted gross margin increased by $47.5 million for the three months ended March 31, 2015, primarily due to higher margins at the DJ Basin complex (including the start-up of Train I at the Lancaster plant in April 2014) and the acquisition of DBM in November 2014, partially offset by margin decreases at the Granger complex due to lower average pricing.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.03 for the three months ended March 31, 2015, primarily due to the start-up of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014 and the acquisition of DBM in November 2014, partially offset by lower margins at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate. Adjusted gross margin per Bbl for crude/NGL assets increased by $0.19 for the three months ended March 31, 2015, due to higher distributions received from TEP and FRP.

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

Adjusted EBITDA increased by $32.8 million for the three months ended March 31, 2015, primarily due to an $81.4 million increase in total revenues and a $9.4 million increase in distributions from equity investees. These amounts were partially offset by a $43.5 million increase in cost of product, an $11.6 million increase in operation and maintenance expenses, a $1.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and a $1.3 million increase in property and other tax expense.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.
While Distributable cash flow is a measure WES uses to assess its ability to make distributions to its unitholders, it should not be viewed as indicative of the actual amount of cash that WES has available for distributions or that it plans to distribute for a given period.

Distributable cash flow increased by $22.9 million for the three months ended March 31, 2015, primarily due to a $32.8 million increase in Adjusted EBITDA, partially offset by a $7.2 million increase in net cash paid for interest expense and a $2.5 million increase in cash paid for maintenance capital expenditures.

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
The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted gross margin to the GAAP measure of operating income, (b) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income attributable to Western Gas Partners, LP and net cash provided by operating activities and (c) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income attributable to Western Gas Partners, LP:

	Three Months Ended March 31,
thousands	2015	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$233,852	$195,771
Adjusted gross margin for crude/NGL assets	20,184	10,789
Adjusted gross margin attributable to Western Gas Partners, LP	254,036	206,560
Adjusted gross margin attributable to noncontrolling interest	4,808	5,094
Equity income, net	18,220	9,251
Less:
Distributions from equity investees	21,670	12,313
Operation and maintenance	56,149	44,577
General and administrative	10,512	8,904
Property and other taxes	8,523	7,234
Depreciation, amortization and impairments	70,292	42,085
Operating income	$109,918	$105,792

	Three Months Ended March 31,
thousands	2015	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Less:
Distributions from equity investees	21,670	12,313
Non-cash equity-based compensation expense	1,112	1,097
Interest expense	22,960	13,961
Income tax expense	4,460	1,785
Depreciation, amortization and impairments (1)	69,644	41,448
Add:
Equity income, net	18,220	9,251
Interest income – affiliates	4,225	4,225
Other income (1) (2)	69	78
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	3,872	4,326
Interest income (expense), net	(18,735)	(9,736)
Uncontributed cash-based compensation awards	(77)	53
Accretion and amortization of long-term obligations, net	2,112	680
Current income tax benefit (expense)	(702)	(792)
Other income (expense), net (2)	71	81
Distributions from equity investments in excess of cumulative earnings	(2,964)	(2,044)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(17,672)	(15,439)
Accounts and natural gas imbalance payables and accrued liabilities, net	10,451	6,706
Other	(1,220)	1,878
Net cash provided by operating activities	$156,036	$133,819
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$156,036	$133,819
Net cash used in investing activities	(203,960)	(586,520)
Net cash provided by financing activities	39,509	435,064

(1)	Includes WES’s 75% share of depreciation, amortization and impairments; and other income attributable to the Chipeta complex.

(2)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended March 31,
thousands except Coverage ratio	2015		2014
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$147,997		$125,126
Less:
Distributions from equity investees	21,670		12,313
Non-cash equity-based compensation expense	1,112		1,097
Interest expense, net (non-cash settled) (1)	1,420		—
Income tax (benefit) expense	4,460		1,785
Depreciation, amortization and impairments (2)	69,644		41,448
Add:
Equity income, net	18,220		9,251
Cash paid for maintenance capital expenditures (2)	12,632		10,144
Capitalized interest	3,094		3,440
Cash paid for (reimbursement of) income taxes	(138)		(340)
Other income (2) (3)	69		78
Net income attributable to Western Gas Partners, LP	$83,568		$91,056
Distributions declared (4)
Limited partners of WES	$93,139
General partner of WES	40,064
Total	$133,203
Coverage ratio	1.11	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(4)	Reflects WES cash distributions of $0.725 per unit declared for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of March 31, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its initial public offering (“IPO”) and has increased its quarterly distribution each quarter since the second quarter of 2009. On April 20, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.725 per unit, or $133.2 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units. The cash distribution is payable on May 13, 2015, to WES unitholders of record at the close of business on April 30, 2015. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $8.1 million for the first quarter of 2015.
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

Working capital. As of March 31, 2015, WES had a $29.0 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of March 31, 2015, was primarily due to the costs incurred related to projects at the DJ Basin complex, which includes the continued construction of Train II at the Lancaster plant and compressor expansions, as well as the DBM and DBJV acquisitions. As of March 31, 2015, WES had $567.2 million available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. WES’s business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. WES categorizes capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of WES’s assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2015, WES GP’s Board of Directors has approved Estimated Maintenance Capital Expenditures (as defined in WES’s partnership agreement) of $19.8 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of WES’s assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2015	2014
Acquisitions	$1,128	$360,952

Expansion capital expenditures	$188,197	$188,884
Maintenance capital expenditures	12,743	10,266
Total capital expenditures (1)	$200,940	$199,150

Capital incurred (1)	$166,282	$185,432

(1)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the three months ended March 31, 2015 and 2014, included $3.1 million and $3.4 million, respectively, of capitalized interest.

Acquisitions included the TEFR Interests in the first quarter of 2014. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $1.8 million for the three months ended March 31, 2015. Expansion capital expenditures decreased by $0.7 million (including a $0.3 million decrease in capitalized interest) for the three months ended March 31, 2015, primarily due to decreases at the DJ Basin and Brasada complexes, partially offset by an increase due to the acquisition of DBM in November 2014. Maintenance capital expenditures increased by $2.5 million, primarily as a result of increased expenditures at the Non-Operated Marcellus Interest systems, Pinnacle system and the DBJV system.

WES’s estimated total capital expenditures for the year ending December 31, 2015, including its 75% share of Chipeta’s capital expenditures, but excluding equity investments and acquisitions, are $629 million to $689 million. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $640 million and $700 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2015	2014
Net cash provided by (used in):
Operating activities	$156,036	$133,819
Investing activities	(203,960)	(586,520)
Financing activities	39,509	435,064
Net increase (decrease) in cash and cash equivalents	$(8,415)	$(17,637)

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2015, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015, included the following:

•
$200.9 million of capital expenditures, primarily related to the construction of Train IV at the DBM complex, continued construction of Train II at the Lancaster plant (part of the DJ Basin complex) and expansion at the DBJV system;

•	$4.9 million of cash contributed to equity investments, primarily related to the expansion projects at White Cliffs, TEP and FRP;

•	$3.0 million of distributions from equity investments in excess of cumulative earnings; and

•	$1.1 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the three months ended March 31, 2014, included the following:

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$199.2 million of capital expenditures, primarily related to the construction of Train I at the Lancaster plant, as well as compression expansion projects, all part of the DJ Basin complex;

•	$22.0 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$4.7 million of cash paid for equipment purchases from Anadarko;

•	$2.5 million of cash paid for White Cliffs expansion projects; and

•	$2.0 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015, included the following:

•	$140.0 million of borrowings to fund capital expenditures and for general partnership purposes; and

•
$31.1 million of net proceeds from sales of WES common units under its $500.0 million COP (as defined and discussed in Equity Offerings within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures.

Net contributions from Anadarko attributable to intercompany balances were $30.1 million during the three months ended March 31, 2015, representing intercompany transactions attributable to WES’s acquisition of DBJV.

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

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the three months ended March 31, 2014, representing intercompany transactions attributable to WES’s acquisitions of DBJV and the TEFR Interests.

For the three months ended March 31, 2015 and 2014, WES paid $126.0 million and $92.6 million, respectively, of cash distributions to its unitholders. Distributions to the noncontrolling interest owner of Chipeta totaled $3.2 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively, representing the distributions paid as of March 31 of the respective year.

Debt and credit facility. At March 31, 2015, WES’s debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and $620.0 million of borrowings outstanding under the WES RCF. As of March 31, 2015, the carrying value of WES’s outstanding debt consisted of $495.9 million of 2021 Notes, $672.8 million of 2022 Notes, $350.4 million of 2018 Notes, $393.9 million of 2044 Notes and $620.0 million of borrowings under the WES RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Senior Notes. At March 31, 2015, WES was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes and 2044 Notes.

WES RCF. As of March 31, 2015, WES had $620.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $567.2 million available for borrowing under the WES RCF, which matures in February 2019. The interest rate on the WES RCF was 1.48% and 1.47% at March 31, 2015, and December 31, 2014, respectively. The facility fee rate was 0.20% at March 31, 2015, and December 31, 2014. At March 31, 2015, WES was in compliance with all covenants under the WES RCF.

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2015, the net present value of this obligation was $175.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2015, was $1.4 million and has been recorded as a charge to interest expense. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed by WES under its $125.0 million COP. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.
In August 2014, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $500.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed by WES under its $500.0 million COP.

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

WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of its IPO. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce a substantial majority of the exposure to commodity price risk inherent in its percent-of-proceeds and keep-whole contracts, and is subject to performance risk thereunder. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of March 31, 2015, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and WES’s standby letters of credit required for this item is provided under Note 10—Commitments and Contingencies and Note 9—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of WES’s processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, WES receives a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, WES keeps 100% of the NGLs produced, and the processed natural gas, or value of the natural gas, is returned to the producer. Since some of the gas is used and removed during processing, WES compensates the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized.
To mitigate WES’s exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
In addition, pursuant to certain of WES’s contracts, WES retains and sells drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, WES is required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, WES’s revenues for this portion of WES’s contractual arrangement are based on the price received for the drip condensate, and WES’s costs for this portion of its contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange West Texas Intermediate crude oil.
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

Interest rate risk. Interest rates during the three months ended March 31, 2015, were low compared to historic rates. As of March 31, 2015, WGP had no outstanding borrowings under the WGP WCF and WES had $620.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of any borrowings under the WES RCF or WGP WCF at March 31, 2015.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WGP’s disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A in our Form 10-K for the year ended December 31, 2014, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2014, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

2.11#
Purchase and Sale Agreement, dated as of March 2, 2015, by and among WGR Asset Holding Company, LLC, Delaware Basin Midstream, LLC, Western Gas Partners, LP, and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 3, 2015, File No. 001-34046).

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

3.3
Certificate of Formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Equity Partners, LP’s Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

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

May 6, 2015

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

May 6, 2015

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)