Form 10-Q
period 2015-09-30
Western Gas Equity Partners, LP
filed 2015-10-29
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

There were 218,913,688 common units outstanding as of October 26, 2015.

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

PART I.  FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2015	2014 (1)	2015	2014 (1)
Revenues and other – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$141,556	$124,829	$431,182	$340,775
Natural gas, natural gas liquids and drip condensate sales	105,032	142,025	345,385	424,207
Other	870	2,778	1,172	4,349
Total revenues and other – affiliates	247,458	269,632	777,739	769,331
Revenues and other – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	94,082	70,996	267,566	201,985
Natural gas, natural gas liquids and drip condensate sales	41,968	11,647	141,489	37,533
Other	1,593	5,246	3,288	7,302
Total revenues and other – third parties	137,643	87,889	412,343	246,820
Total revenues and other	385,101	357,521	1,190,082	1,016,151
Equity income, net (2)	21,976	19,063	59,137	41,322
Operating expenses
Cost of product (3)	127,721	113,217	414,378	330,926
Operation and maintenance (3)	80,633	67,489	218,640	184,023
General and administrative (3)	10,059	9,116	30,848	28,193
Property and other taxes	8,355	6,793	25,679	21,343
Depreciation, amortization and impairments	65,688	47,277	201,941	134,667
Total operating expenses	292,456	243,892	891,486	699,152
Gain on divestiture, net	77,244	—	77,244	—
Operating income	191,865	132,692	434,977	358,321
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (4)	(31,773)	(20,878)	(82,339)	(55,703)
Other income (expense), net	96	118	256	849
Income before income taxes	164,413	116,157	365,569	316,142
Income tax (benefit) expense	1,661	3,891	4,305	8,199
Net income	162,752	112,266	361,264	307,943
Net income attributable to noncontrolling interests	74,468	45,832	148,156	128,958
Net income attributable to Western Gas Equity Partners, LP	$88,284	$66,434	$213,108	$178,985
Limited partners’ interest in net income:
Net income attributable to Western Gas Equity Partners, LP	$88,284	$66,434	$213,108	$178,985
Pre-acquisition net (income) loss allocated to Anadarko	—	(6,482)	(1,742)	(13,282)
Limited partners’ interest in net income (5)	88,284	59,952	211,366	165,703
Net income per common unit – basic and diluted	$0.40	$0.27	$0.97	$0.76
Weighted-average common units outstanding – basic and diluted	218,914	218,903	218,912	218,903

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $35.7 million and $132.7 million for the three and nine months ended September 30, 2015, respectively, and $27.0 million and $85.1 million for the three and nine months ended September 30, 2014, respectively. Operation and maintenance includes charges from Anadarko of $17.7 million and $50.5 million for the three and nine months ended September 30, 2015, respectively, and $15.6 million and $45.0 million for the three and nine months ended September 30, 2014, respectively. General and administrative includes charges from Anadarko of $7.9 million and $23.2 million for the three and nine months ended September 30, 2015, respectively, and $7.2 million and $21.8 million for the three and nine months ended September 30, 2014, respectively. See Note 5.

(4)
Includes affiliate (as defined in Note 1) interest expense of $4.3 million and $9.9 million for the three and nine months ended September 30, 2015, respectively, and zero for each of the three and nine months ended September 30, 2014. See Note 2 and Note 9.

(5)	Represents net income earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2015	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$74,842	$67,213
Accounts receivable, net (2)	150,427	109,019
Other current assets (3)	11,540	10,841
Total current assets	236,809	187,073
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,862,721	5,626,650
Less accumulated depreciation	1,072,799	1,055,207
Net property, plant and equipment	4,789,922	4,571,443
Goodwill	387,633	389,087
Other intangible assets	839,234	884,857
Equity investments	629,627	634,492
Other assets	30,779	28,289
Total assets	$7,174,004	$6,955,241
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$57,598	$54,232
Accrued ad valorem taxes	26,416	14,812
Accrued liabilities	138,985	170,864
WGP working capital facility – Anadarko	—	1,150
Total current liabilities	222,999	241,058
Long-term debt	2,587,189	2,422,954
Deferred income taxes	7,037	45,656
Asset retirement obligations and other	119,422	111,714
Deferred purchase price obligation – Anadarko (5)	184,196	—
Total long-term liabilities	2,897,844	2,580,324
Total liabilities	3,120,843	2,821,382
Equity and partners’ capital
Common units (218,913,688 and 218,909,977 units issued and outstanding at September 30, 2015, and December 31, 2014, respectively)	1,264,012	1,260,195
Net investment by Anadarko	—	122,509
Total partners’ capital	1,264,012	1,382,704
Noncontrolling interests	2,789,149	2,751,155
Total equity and partners’ capital	4,053,161	4,133,859
Total liabilities, equity and partners’ capital	$7,174,004	$6,955,241

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $46.8 million and $64.5 million as of September 30, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of September 30, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of September 30, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2014 (1)	$122,509	$1,260,195	$2,751,155	$4,133,859
Net income (loss)	1,742	211,366	148,156	361,264
Above-market component of swap extensions with Anadarko (2)	—	7,916	—	7,916
WES equity transactions, net (3)	—	(13,795)	71,148	57,353
Distributions to Chipeta noncontrolling interest owner	—	—	(10,150)	(10,150)
Distributions to noncontrolling interest owners of WES	—	—	(171,737)	(171,737)
Distributions to WGP unitholders	—	(223,016)	—	(223,016)
Acquisitions from affiliates	(197,562)	23,286	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko	—	2,617	—	2,617
Net pre-acquisition contributions from (distributions to) Anadarko	31,467	—	—	31,467
Net distributions to Anadarko of other assets	—	(4,386)	—	(4,386)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	—	(171)	577	406
Balance at September 30, 2015	$—	$1,264,012	$2,789,149	$4,053,161

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	See Note 5.

(3)
Includes the impact of Western Gas Partners, LP’s public equity offerings as described in Note 4. The $13.8 million decrease to partners’ capital, together with net income attributable to Western Gas Equity Partners, LP, totaled $199.3 million for the nine months ended September 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2015	2014 (1)
Cash flows from operating activities
Net income	$361,264	$307,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	201,941	134,667
Non-cash equity-based compensation expense	3,453	3,333
Deferred income taxes	2,993	4,024
Accretion and amortization of long-term obligations, net	12,296	2,045
Equity income, net (2)	(59,137)	(41,322)
Distributions from equity investment earnings (2)	60,645	43,061
Gain on divestiture, net	(77,244)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(24,265)	(52,681)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	16,049	34,965
Change in other items, net	(1,184)	2,281
Net cash provided by operating activities	496,811	438,316
Cash flows from investing activities
Capital expenditures	(473,394)	(529,197)
Contributions in aid of construction costs from affiliates	—	183
Acquisitions from affiliates	(12,131)	(372,393)
Acquisitions from third parties	(3,514)	—
Investments in equity affiliates	(9,052)	(63,267)
Distributions from equity investments in excess of cumulative earnings (2)	12,409	14,387
Proceeds from the sale of assets to affiliates	700	—
Proceeds from the sale of assets to third parties	146,993	5
Net cash used in investing activities	(337,989)	(950,282)
Cash flows from financing activities
Borrowings, net of debt issuance costs	769,606	1,136,878
Repayments of debt	(611,150)	(480,000)
Increase (decrease) in outstanding checks	(1,482)	2,908
Proceeds from the issuance of WES common units, net of offering expenses	57,353	99,035
Distributions to WGP unitholders	(223,016)	(164,725)
Distributions to Chipeta noncontrolling interest owner	(10,150)	(11,349)
Distributions to noncontrolling interest owners of WES	(171,737)	(129,247)
Net contributions from Anadarko	31,467	23,600
Above-market component of swap extensions with Anadarko (3)	7,916	—
Net cash provided by (used in) financing activities	(151,193)	477,100
Net increase (decrease) in cash and cash equivalents	7,629	(34,866)
Cash and cash equivalents at beginning of period	67,213	113,085
Cash and cash equivalents at end of period	$74,842	$78,219
Supplemental disclosures
Acquisition of DBJV from Anadarko (4)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	4,386	6,398
Interest paid, net of capitalized interest	60,612	43,504
Taxes paid (reimbursements received)	(138)	(340)
Capital lease asset transfer (5)	—	4,833

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 5.

(4)	See Note 2.

(5)	For the nine months ended September 30, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement.

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
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	12	2	5	2
Natural gas treating facilities	9	4	—	1
Natural gas processing facilities	14	5	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. In June 2015, WES completed the construction and commenced operations of Lancaster Train II, a processing plant located in the DJ Basin complex. In addition, WES is constructing Trains IV, V and VI, all processing plants, at the DBM complex (see Note 2), with operations expected to commence during the first half (Train IV) and second half (Train V) of 2016, and mid-2017 (Train VI).

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
WGP’s unaudited consolidated statements of income reflect the reclassifications of the following amounts, which previously reduced Operation and maintenance expense, to revenues related to Gathering, processing and transportation of natural gas and natural gas liquids: (i) $25.0 million for the nine months ended September 30, 2015 (all of which relates to the six months ended June 30, 2015) and (ii) $12.0 million and $28.6 million for the three and nine months ended September 30, 2014, respectively. Management determined that the third-party producer reimbursements received for electricity purchased by WES is more appropriately classified as revenues, instead of a reduction to Operation and maintenance expense. This correction of an error has no impact to Net income, cash flows, or any non-GAAP metric WES uses to evaluate its operations (see Key Performance Metrics under Item 2 of this Form 10-Q) and is not considered material to the results of operations for the three and nine months ended September 30, 2015 and 2014. WGP will revise its previously reported 2013, 2014 and 2015 consolidated financial statements, and unaudited interim periods therein as applicable, to reflect the reclassification in future filings.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Noncontrolling interests. WGP’s noncontrolling interests in the consolidated financial statements consist of the following for all periods presented: (i) the interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member, (ii) the publicly held limited partner interests in WES, (iii) the 757,619 WES common units issued by WES to other subsidiaries of Anadarko as part of the consideration paid for the acquisitions of the Non-Operated Marcellus Interest and the TEFR Interests, and (iv) the WES Class C units issued by WES to a subsidiary of Anadarko as part of the funding for the acquisition of DBM, see Note 3 and Note 4.
The difference between the carrying value of WGP’s investment in WES and the underlying book value of common units issued by WES is accounted for as an equity transaction. Thus, if WES issues common units at a price different than WGP’s per-unit carrying value, any resulting change in the carrying value of WGP’s investment in WES is reflected as an adjustment to partners’ capital.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7) by WGP through its partnership interests in WES as of September 30, 2015. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control. See Note 2.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently issued accounting standards. The Financial Accounting Standards Board recently issued the following Accounting Standards Updates (“ASUs”):

ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU contains guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership the transaction is accounted for as a transaction between entities under common control and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. While WGP believes it is currently in compliance with this ASU, it continues to evaluate the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs will simplify the presentation of debt issuance costs by requiring such costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. These ASUs are effective for annual and interim periods beginning in 2016 and are required to be adopted using a retrospective approach, with early adoption permitted. WGP does not expect the adoption to have a material impact on its consolidated financial statements.
ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU will simplify existing requirements by reducing the number of acceptable consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using one of two retrospective application methods, with early adoption permitted in 2017. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

(1)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg (“DJ”) Basins. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES issued 6,296 general partner units to WES GP in exchange for WES GP’s proportionate capital contribution of $0.4 million.

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
The following table presents the impact of the DBJV system on revenues and other, equity income, net and net income as presented in WGP’s historical consolidated statements of income:

	Three Months Ended September 30, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues and other	$341,282	$16,239	$357,521
Equity income, net	19,063	—	19,063
Net income	105,784	6,482	112,266

	Nine Months Ended September 30, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues and other	$970,027	$46,124	$1,016,151
Equity income, net	41,322	—	41,322
Net income	293,705	14,238	307,943

(1)	As adjusted for the reclassification described in Note 1.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of September 30, 2015, the net present value of this obligation was $184.2 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three and nine months ended September 30, 2015, was $4.3 million and $9.9 million, respectively, and has been recorded as a charge to interest expense. The fair value measurement was calculated using Level 3 inputs, which consisted of management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for the DBJV system.

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
The following is the preliminary allocation of the purchase price as of September 30, 2015, including $3.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date, pending final review of certain support related to the acquired entity’s assets and liabilities:

thousands
Current assets	$62,940
Property, plant and equipment	467,171
Goodwill	282,697
Other intangible assets	811,048
Accounts payables	(18,621)
Accrued liabilities	(37,360)
Deferred income taxes	(1,342)
Asset retirement obligations and other	(9,060)
Total purchase price	$1,557,473

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

Gain on divestiture - Dew and Pinnacle systems. During the third quarter of 2015, the Dew and Pinnacle systems in East Texas were sold to a third party for net proceeds of $146.7 million, after closing adjustments, resulting in a net gain on sale of $77.2 million recorded as Gain on divestiture, net in the consolidated statements of income.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2014
March 31	$0.25000	$54,726	May 2014
June 30	0.27125	59,378	August 2014
September 30	0.29125	63,756	November 2014
December 31	0.31250	68,409	February 2015
2015
March 31	$0.34250	$74,977	May 2015
June 30	0.36375	79,630	August 2015
September 30 (1)	0.38125	83,461	November 2015

(1)
On October 14, 2015, the Board of Directors of WGP GP declared a cash distribution to WGP unitholders of $0.38125 per unit, or $83.5 million in aggregate. The cash distribution is payable on November 20, 2015, to WGP unitholders of record at the close of business on November 2, 2015.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2014
March 31	$0.625	$98,749	May 2014
June 30	0.650	105,655	August 2014
September 30	0.675	111,608	November 2014
December 31	0.700	126,044	February 2015
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30 (1)	0.775	146,160	November 2015

(1)
On October 14, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.775 per unit, or $146.2 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution is payable on November 12, 2015, to WES unitholders of record at the close of business on November 2, 2015.

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
WES issued the following PIK Class C units to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, for the periods presented:

thousands except unit amounts For the Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2014
December 31 (1)	45,711	$3,072	February 2015
2015
March 31	118,230	$8,101	May 2015
June 30	153,020	8,721	August 2015

(1)	Prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of September 30, 2015, Anadarko held 191,087,365 of WGP’s common units, representing an 87.3% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 27,826,323 WGP common units, representing a 12.7% limited partner interest in WGP.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. Please see Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three months ended September 30, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

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

Holdings of WES equity. As of September 30, 2015, WGP held 49,296,205 WES common units, representing a 34.6% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of WES’s IDRs. As of September 30, 2015, other subsidiaries of Anadarko held 757,619 WES common units and 11,230,814 Class C units, representing an aggregate 8.4% limited partner interest in WES, and the public held 78,520,822 WES common units, representing a 55.2% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES equity offerings. WES completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
2014
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
2015
$500.0 million COP (4)	873,525	—	$66.61	$805	$57,385

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

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

(4)
Represents common units of WES issued during the nine months ended September 30, 2015, pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (the “$500.0 million COP”). Gross proceeds generated during the three and nine months ended September 30, 2015, were zero and $58.2 million, respectively. Commissions paid during the three and nine months ended September 30, 2015, were zero and $0.6 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the nine months ended September 30, 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM, and the UPA contains an optional redemption feature that provides WES the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of WES or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM. As of September 30, 2015, no such proceeds had been received and no WES Class C units had been redeemed.

WES common, Class C and general partner units. The following table summarizes WES’s common, Class C and general partner units issued during the nine months ended September 30, 2015:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051
PIK Class C units	—	316,961	—	316,961
Long-Term Incentive Plan award vestings	5,991	—	—	5,991
$500.0 million COP	873,525	—	—	873,525
Balance at September 30, 2015	128,574,646	11,230,814	2,583,068	142,388,528

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Note receivable from and Deferred purchase price obligation - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $288.9 million and $317.8 million at September 30, 2015, and December 31, 2014, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of WES’s outstanding commodity price swap agreements as of September 30, 2015:

per barrel except natural gas	2015			2016
Ethane	$18.41	−	23.41	$23.11
Propane	47.08	−	52.99	52.90
Isobutane	62.09	−	74.02	73.89
Normal butane	54.62	−	65.04	64.93
Natural gasoline	72.88	−	81.82	81.68
Condensate	76.47	−	81.82	81.68
Natural gas (per MMBtu)	4.66	−	5.96	4.87

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$5,774	$3,179	$39,100	$1,525
Natural gas liquids sales	33,746	22,737	116,475	66,746
Total	39,520	25,916	155,575	68,271
Losses on commodity price swap agreements related to purchases (2)	(23,998)	(19,533)	(99,897)	(38,081)
Net gains (losses) on commodity price swap agreements	$15,522	$6,383	$55,678	$30,190

(1)	Reported in affiliate natural gas, natural gas liquids and drip condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

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

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above table, will be recognized in the consolidated statements of income. WES will also record a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above table. For each of the three and nine months ended September 30, 2015, the capital contribution from Anadarko was $7.9 million.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, treating and transportation throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 42% and 46% for the three and nine months ended September 30, 2015, respectively, and 48% and 49% for the three and nine months ended September 30, 2014, respectively. WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 47% and 51% for the three and nine months ended September 30, 2015, respectively, and 58% for each of the three and nine months ended September 30, 2014.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $56,000 and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $57,000 and $0.1 million for the three and nine months ended September 30, 2014, respectively.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2014, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (collectively referred to as the “Anadarko Incentive Plans”). Of this amount, $2.7 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the nine months ended September 30, 2015.

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Nine Months Ended September 30,
	2015	2014	2015	2014
thousands	Purchases		Sales
Cash consideration	$12,131	$16,143	$700	$—
Net carrying value	7,411	9,745	366	—
Partners’ capital adjustment	$4,720	$6,398	$334	$—

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Revenues and other (1)	$247,458	$269,632	$777,739	$769,331
Equity income, net (1)	21,976	19,063	59,137	41,322
Cost of product (1)	35,673	27,034	132,663	85,071
Operation and maintenance (2)	17,662	15,583	50,534	44,961
General and administrative (3)	7,875	7,214	23,154	21,786
Operating expenses	61,210	49,831	206,351	151,818
Interest income (4)	4,225	4,225	12,675	12,675
Interest expense (5)	4,310	—	9,922	—
Distributions to WGP unitholders (6)	69,508	52,456	196,177	148,291
Distributions to WES unitholders (7)	568	492	1,648	1,235

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

(5)
For the three and nine months ended September 30, 2015, includes WES’s accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 9) and for the nine months ended September 30, 2015, includes interest expense recognized on the WGP working capital facility (see Note 9).

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2015	December 31, 2014
Land	n/a	$3,191	$2,884
Gathering systems	3 to 47 years	5,431,716	4,972,892
Pipelines and equipment	15 to 45 years	136,303	151,107
Assets under construction	n/a	272,445	483,347
Other	3 to 40 years	19,066	16,420
Total property, plant and equipment		5,862,721	5,626,650
Accumulated depreciation		1,072,799	1,055,207
Net property, plant and equipment		$4,789,922	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2015, WES recognized impairments of $11.8 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex, and the cancellation of projects at the Non-Operated Marcellus Interest systems, the DBJV system and the Brasada and Red Desert complexes.

7.  EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the nine months ended September 30, 2015:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	4,831	10,663	1,591	17,256	475	11,691	12,630	59,137
Contributions	—	6,081	—	(432)	—	1,520	1,883	9,052
Distributions	(4,606)	(10,227)	(3,047)	(17,924)	(685)	(11,880)	(12,276)	(60,645)
Distributions in excess of cumulative earnings (1)	—	(2,584)	(2,708)	(1,987)	(82)	(4,302)	(746)	(12,409)
Balance at September 30, 2015	$26,158	$48,248	$52,172	$118,250	$16,498	$195,822	$172,479	$629,627

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	September 30, 2015	December 31, 2014
Natural gas liquids inventory	$6,486	$5,316
Natural gas imbalance receivables	177	415
Prepaid insurance	2,732	3,217
Other	2,145	1,893
Total other current assets	$11,540	$10,841

A summary of accrued liabilities is as follows:

thousands	September 30, 2015	December 31, 2014
Accrued capital expenditures	$70,118	$128,856
Accrued plant purchases	26,068	14,023
Accrued interest expense	34,169	24,741
Short-term asset retirement obligations	4,335	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	701	207
Other	3,119	1,338
Total accrued liabilities	$138,985	$170,864

9.  DEBT AND INTEREST EXPENSE

At September 30, 2015, WES’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and borrowings on WES’s senior unsecured revolving credit facility (“WES RCF”).
The following table presents WES and WGP’s outstanding debt as of September 30, 2015, and December 31, 2014:

	September 30, 2015			December 31, 2014
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP working capital facility - Anadarko	$—	$—	$—	$1,150	$1,150	$1,150

Long-term debt
2021 Notes	$500,000	$496,139	$534,860	$500,000	$495,714	$549,530
2022 Notes	670,000	672,662	654,858	670,000	672,930	681,942
2018 Notes	350,000	350,380	350,151	350,000	350,474	352,162
2044 Notes	400,000	393,901	365,196	400,000	393,836	417,619
2025 Notes	500,000	494,107	465,247	—	—	—
WES RCF	180,000	180,000	180,000	510,000	510,000	510,000
Total long-term debt	$2,600,000	$2,587,189	$2,550,312	$2,430,000	$2,422,954	$2,511,253

(1)	Fair value is measured using the market approach and Level 2 inputs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents WES and WGP’s debt activity for the nine months ended September 30, 2015:

thousands	Carrying Value
Balance at December 31, 2014	$2,424,104
WES RCF borrowings	280,000
Issuance of 2025 Notes	500,000
Repayments of WES RCF borrowings	(610,000)
Repayment of WGP working capital facility	(1,150)
Other	(5,765)
Balance at September 30, 2015	$2,587,189

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
At September 30, 2015, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. The interest rate on the WES RCF, which matures in February 2019, was 1.49% and 1.46% at September 30, 2015, and September 30, 2014, respectively. The facility fee rate was 0.20% at September 30, 2015, and September 30, 2014.
As of September 30, 2015, WES had $180.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.0 billion available for borrowing under the WES RCF. At September 30, 2015, WES was in compliance with all covenants under the WES RCF.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. Borrowings under the facility will mature on November 1, 2017. The interest rate was 1.69% and 1.66% at September 30, 2015, and September 30, 2014, respectively.
As of September 30, 2015, WGP had no outstanding borrowings and $30.0 million available for borrowing under the WGP WCF. At September 30, 2015, WGP was in compliance with all covenants under the WGP WCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Third parties
Long-term debt	$26,972	$21,671	$75,047	$59,251
Amortization of debt issuance costs and commitment fees	1,530	1,107	4,196	3,799
Capitalized interest	(1,039)	(1,900)	(6,826)	(7,347)
Total interest expense – third parties	27,463	20,878	72,417	55,703
Affiliates
WGP WCF	—	—	2	—
Deferred purchase price obligation – Anadarko (1)	4,310	—	9,920	—
Total interest expense – affiliates	4,310	—	9,922	—
Interest expense	$31,773	$20,878	$82,339	$55,703

(1)	See Note 2 for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

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
In addition, from time to time, WGP, through its partnership interests in WES, is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding the final disposition of which could have a material adverse effect on the financial condition, results of operations or cash flows of WGP.

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of September 30, 2015, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $42.0 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Trains IV, V and VI at the DBM complex and expansion projects at the DBJV system and the DJ Basin complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $4.9 million and $13.6 million for the three and nine months ended September 30, 2015, respectively, and $2.4 million and $6.8 million for the three and nine months ended September 30, 2014, respectively.

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
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, in which WES is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2014 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 26, 2015.

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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	12	2	5	2
Natural gas treating facilities	9	4	—	1
Natural gas processing facilities	14	5	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

Significant financial and operational highlights during the nine months ended September 30, 2015, included the following:

•
We raised our distribution to $0.38125 per unit for the third quarter of 2015, representing a 5% increase over the distribution for the second quarter of 2015 and a 31% increase over the distribution for the third quarter of 2014.

•	WES completed the acquisition of Delaware Basin JV Gathering LLC from Anadarko. See Acquisitions and Divestitures below.

•	In July 2015, WES closed on the sale of its Dew and Pinnacle systems, which resulted in net proceeds of $146.7 million, after closing adjustments, and a net gain on divestiture of $77.2 million.

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

•
WES raised its distribution to $0.775 per unit for the third quarter of 2015, representing a 3% increase over the distribution for the second quarter of 2015 and a 15% increase over the distribution for the third quarter of 2014.

•
Throughput attributable to WES for natural gas assets totaled 3,779 MMcf/d and 3,925 MMcf/d for the three and nine months ended September 30, 2015, respectively, representing a 7% and an 11% increase, respectively, compared to the same periods in 2014.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.69 per Mcf and $0.68 per Mcf for the three and nine months ended September 30, 2015, respectively, representing a 1% decrease and a 1% increase, respectively, compared to the same periods in 2014.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.76 per Bbl for each of the three and nine months ended September 30, 2015, representing a 15% and a 3% increase, respectively, compared to the same periods in 2014.

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

(1)
WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg (“DJ”) Basins. TEG consists of two NGL gathering systems that link natural gas processing plants to TEP. TEP is an NGL pipeline that originates in Skellytown, Texas and extends approximately 593 miles to Mont Belvieu, Texas. FRP is a 435-mile NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of WES common units, WES issued 6,296 general partner units to WES GP in exchange for WES GP’s proportionate capital contribution of $0.4 million.

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

Gain on divestiture - Dew and Pinnacle systems. During the third quarter of 2015, the Dew and Pinnacle systems in East Texas were sold to a third party for net proceeds of $146.7 million, after closing adjustments, resulting in a net gain on sale of $77.2 million recorded as Gain on divestiture, net in the consolidated statements of income.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us through our partnership interests in WES as of September 30, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. Please see Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three months ended September 30, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

WES equity offerings. WES completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
2014
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
2015
$500.0 million COP (4)	873,525	—	$66.61	$805	$57,385

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

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

(4)
Represents common units of WES issued during the nine months ended September 30, 2015, pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (the “$500.0 million COP”). Gross proceeds generated during the three and nine months ended September 30, 2015, were zero and$58.2 million, respectively. Commissions paid during the three and nine months ended September 30, 2015, were zero and $0.6 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the nine months ended September 30, 2015.

Other WES equity offerings. In November 2014, WES issued 10,913,853 Class C units to a subsidiary of Anadarko at a price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 2—Acquisitions and Divestitures and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
General and administrative expenses	$64	$64	$192	$191
Public company expenses	428	413	1,572	1,571
Total reimbursement	$492	$477	$1,764	$1,762

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

Working capital facility. On November 1, 2012, we entered into a $30.0 million working capital facility (“WGP WCF”) with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate was 1.69% at September 30, 2015.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of September 30, 2015, we had no outstanding borrowings under the WGP WCF and $30.0 million available for borrowing. At September 30, 2015, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income attributable to Western Gas Partners, LP to net income attributable to Western Gas Equity Partners, LP. The differences between net income attributable to Western Gas Partners, LP and net income attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Net income attributable to WES	$161,306	$109,159	$355,396	$299,382
Limited partner interests in WES not held by WGP (1)	(72,280)	(41,969)	(139,926)	(117,953)
General and administrative expenses (2)	(741)	(777)	(2,351)	(2,505)
Other income (expense), net	11	21	29	61
Property and other taxes	(12)	—	(38)	—
Interest expense	—	—	(2)	—
Net income attributable to WGP	$88,284	$66,434	$213,108	$178,985

(1)
Represents the portion of net income allocated to the limited partner interests in WES not held by WGP. As of September 30, 2015 and 2014, the publicly held limited partner interest represented a 55.2% and 56.8% interest in WES, respectively. Other subsidiaries of Anadarko separately held an 8.4% and 0.6% limited partner interest in WES as of September 30, 2015 and 2014, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Nine Months Ended September 30,
thousands	2015	2014
WES net cash provided by operating activities	$498,408	$440,865
General and administrative expenses (1)	(2,351)	(2,505)
Non-cash equity-based compensation expense	196	123
Changes in working capital	569	(228)
Other income (expense), net	29	61
Property and other taxes	(38)	—
Interest expense	(2)	—
WGP net cash provided by operating activities	$496,811	$438,316

WES net cash provided by (used in) financing activities	$(154,273)	$476,526
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	—	(2,467)
Distributions to WGP unitholders (3)	(223,016)	(164,725)
Distributions to WGP from WES (4)	227,246	167,766
WGP WCF repayments	(1,150)	—
WGP net cash provided by (used in) financing activities	$(151,193)	$477,100

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)	Represents the difference attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution.

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

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reason described below:

Commodity price swap agreements. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. The prices set forth in the extended swaps are more favorable than prevailing market prices on the date the extended commodity price swap agreements were executed. There can be no assurance that these commodity price swap agreements will be renewed or extended beyond December 31, 2015, on similar terms or at all. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$235,638	$195,825	$698,748	$542,760
Natural gas, natural gas liquids and drip condensate sales	147,000	153,672	486,874	461,740
Other	2,463	8,024	4,460	11,651
Total revenues and other (1)	385,101	357,521	1,190,082	1,016,151
Equity income, net	21,976	19,063	59,137	41,322
Total operating expenses (1)	291,703	243,115	889,097	696,647
Gain on divestiture, net	77,244	—	77,244	—
Operating income	192,618	133,469	437,366	360,826
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(31,773)	(20,878)	(82,337)	(55,703)
Other income (expense), net	85	97	227	788
Income before income taxes	165,155	116,913	367,931	318,586
Income tax (benefit) expense	1,661	3,891	4,305	8,199
Net income	163,494	113,022	363,626	310,387
Net income attributable to noncontrolling interest	2,188	3,863	8,230	11,005
Net income attributable to Western Gas Partners, LP (2)	$161,306	$109,159	$355,396	$299,382
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$263,717	$247,508	$795,113	$698,488
Adjusted EBITDA attributable to Western Gas Partners, LP	182,878	179,018	569,230	502,413
Distributable cash flow	152,822	147,904	474,127	416,824

(1)
Revenues and other include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, drip condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2015” refer to the comparison of the three months ended September 30, 2015, to the three months ended September 30, 2014; any increases or decreases “for the nine months ended September 30, 2015” refer to the comparison of the nine months ended September 30, 2015, to the nine months ended September 30, 2014; and any increases or decreases “for the three and nine months ended September 30, 2015” refer to the comparison of these 2015 periods to the corresponding three and nine month periods ended September 30, 2014.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
MMcf/d (except throughput measured in barrels)	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation	1,401	1,581	(11)%	1,552	1,634	(5)%
Processing	2,327	1,936	20%	2,351	1,903	24%
Equity investment (1)	177	175	1%	171	171	—%
Total throughput for natural gas assets	3,905	3,692	6%	4,074	3,708	10%
Throughput attributable to noncontrolling interest for natural gas assets	126	165	(24)%	149	169	(12)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (2)	3,779	3,527	7%	3,925	3,539	11%
Total throughput (MBbls/d) for crude/NGL assets (3)	145	138	5%	137	111	23%

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

Gathering, treating and transportation throughput decreased by 180 MMcf/d and 82 MMcf/d for the three and nine months ended September 30, 2015, respectively, primarily due to the sale of the Dew and Pinnacle systems in July 2015, production declines in the areas around the Anadarko-Operated Marcellus Interest systems and the Non-Operated Marcellus Interest systems, and for the nine months ended September 30, 2015, decreases due to production declines in the area around the Bison facility. These decreases were partially offset by higher volumes at the DBJV system due to increased production in West Texas.
Processing throughput increased by 391 MMcf/d and 448 MMcf/d for the three and nine months ended September 30, 2015, respectively, primarily due to increased production in the area around the DJ Basin complex and the acquisition of DBM in November 2014, partially offset by decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin.
Throughput for crude/NGL assets measured in barrels increased by 7 MBbls/d and 26 MBbls/d for the three and nine months ended September 30, 2015, respectively, due to an increase in volumes from FRP and TEP, and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$235,638	$195,825	20%	$698,748	$542,760	29%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $39.8 million and $156.0 million for the three and nine months ended September 30, 2015, respectively, primarily due to increases of (i) $41.5 million and $131.1 million, respectively, at the DJ Basin complex resulting from increased throughput, a higher gathering fee, and the introduction of a condensate handling fee in the first quarter of 2015 and (ii) $16.2 million and $42.1 million, respectively, due to the acquisition of DBM in November 2014. In addition, for the nine months ended September 30, 2015, there was an increase of $8.8 million at the Brasada complex due to increased throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by decreases of (i) $6.0 million and $16.2 million, respectively, at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate and throughput, (ii) $7.5 million and $7.4 million, respectively, at the Chipeta complex due to decreased throughput, and (iii) $5.3 million and $5.9 million, respectively, due to the sale of the Dew and Pinnacle systems in July 2015.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Natural gas sales (1)	$59,628	$44,187	35%	$193,282	$114,973	68%
Natural gas liquids sales (1)	81,754	97,974	(17)%	265,007	312,435	(15)%
Drip condensate sales (1)	5,618	11,511	(51)%	28,585	34,332	(17)%
Total	$147,000	$153,672	(4)%	$486,874	$461,740	5%
Average price per unit (1):
Natural gas (per Mcf)	$3.22	$3.96	(19)%	$3.51	$4.17	(16)%
Natural gas liquids (per Bbl)	18.12	42.17	(57)%	21.30	45.02	(53)%
Drip condensate (per Bbl)	33.96	80.29	(58)%	41.96	82.38	(49)%

(1)
Excludes amounts considered above market with respect to WES’s swap extensions at the DJ Basin complex beginning July 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1of this Form 10-Q.

For the three and nine months ended September 30, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. For the three and nine months ended September 30, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The growth in natural gas sales for the three and nine months ended September 30, 2015, was primarily due to increases of $21.5 million and $66.2 million, respectively, due to the acquisition of DBM in November 2014. In addition, for the nine months ended September 30, 2015, there was an increase of $25.3 million at the DJ Basin complex due to an increase in volumes sold. These increases were partially offset by decreases of $6.3 million and $12.1 million for the three and nine months ended September 30, 2015, respectively, at the Hilight system and Granger complex due to a decrease in average price as a result of the expiration of swap agreements in December 2014.

The decline in NGLs sales for the three and nine months ended September 30, 2015, was primarily due to decreases of (i) $31.6 million and $82.2 million, respectively, at the Granger complex and the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014 and (ii) $5.3 million and $14.4 million, respectively, at the Chipeta complex due to a decrease in average price. In addition, for the nine months ended September 30, 2015, there were decreases of (i) $13.3 million at the DJ Basin complex due to a decrease in volumes sold and the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and (ii) $8.5 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by increases of $21.0 million and $72.9 million for the three and nine months ended September 30, 2015, respectively, due to the acquisition of DBM in November 2014.
The decline in drip condensate sales for the three and nine months ended September 30, 2015, was primarily due to decreases of $5.3 million and $4.7 million, respectively, at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Equity Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Equity income, net	$21,976	$19,063	15%	$59,137	$41,322	43%

For the three months ended September 30, 2015, equity income, net increased by $2.9 million primarily due to an increase in volumes at FRP and TEP, partially offset by a decrease in equity income from the Mont Belvieu JV.
For the nine months ended September 30, 2015, equity income, net increased by $17.8 million, primarily due to a full nine months of equity income recognized from the TEFR Interests in 2015 and the third quarter 2014 in-service date of a White Cliffs pipeline expansion, partially offset by a decrease in equity income from the Mont Belvieu JV.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
NGL purchases (1)	$57,105	$60,886	(6)%	$194,665	$164,302	18%
Residue purchases (1)	64,044	41,575	54%	199,266	132,264	51%
Other (1)	6,572	10,756	(39)%	20,447	34,360	(40)%
Cost of product	127,721	113,217	13%	414,378	330,926	25%
Operation and maintenance	80,633	67,489	19%	218,640	184,023	19%
Total cost of product and operation and maintenance expenses	$208,354	$180,706	15%	$633,018	$514,949	23%

(1)
Excludes amounts considered above market with respect to WES’s swap extensions at the DJ Basin complex beginning July 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1of this Form 10-Q.

Cost of product expense for the three and nine months ended September 30, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. Cost of product expense for the three and nine months ended September 30, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

The decrease in NGL purchases for the three months ended September 30, 2015, was primarily due to decreases of (i) $15.8 million at the Hilight system and Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014, (ii) $4.9 million at the Chipeta complex due to a decrease in average price and (iii) $2.0 million at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). These decreases were partially offset by an increase of $20.2 million due to the acquisition of DBM in November 2014.
The increase in residue purchases for the three months ended September 30, 2015, was primarily due to increases of (i) $21.1 million due to the acquisition of DBM in November 2014 and (ii) $11.7 million at the DJ Basin complex due to an increase in volume. These increases were partially offset by a decrease of $10.0 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014.
The decrease in other items for the three months ended September 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $13.1 million increase in operation and maintenance expense for three months ended September 30, 2015, was primarily due to an increase of $15.9 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $2.7 million driven by the divestiture of the Dew and Pinnacle systems in July 2015.
The increase in NGL purchases for the nine months ended September 30, 2015, was primarily due to an increase of $69.2 million due to the acquisition of DBM in November 2014, partially offset by decreases of (i) $29.9 million at the Hilight system and the Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $11.5 million at the Chipeta complex due to a decrease in average price.
The increase in residue purchases for the nine months ended September 30, 2015, was primarily due to increases of (i) $64.6 million due to the acquisition of DBM in November 2014 and (ii) $31.4 million at the DJ Basin complex due to an increase in volume. These increases were partially offset by decreases of (i) $24.3 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $3.6 million at the Granger straddle plant due to a decrease in volume.
The decrease in other items for the nine months ended September 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $34.6 million increase in operation and maintenance expense for the nine months ended September 30, 2015, was primarily due to an increase of $30.5 million due to the acquisition of DBM in November 2014.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
General and administrative	$9,318	$8,339	12%	$28,497	$25,688	11%
Property and other taxes	8,343	6,793	23%	25,641	21,343	20%
Depreciation, amortization and impairments	65,688	47,277	39%	201,941	134,667	50%
Total general and administrative, depreciation and other expenses	$83,349	$62,409	34%	$256,079	$181,698	41%

General and administrative expenses increased by $1.0 million for the three months ended September 30, 2015, primarily due to increases of (i) $0.5 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement, (ii) $0.4 million in consulting and audit fees and (iii) $0.1 million in equity-based compensation.
General and administrative expenses increased by $2.8 million for the nine months ended September 30, 2015, primarily due to increases of (i) $1.4 million in consulting and audit fees and (ii) $1.0 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
Property and other taxes increased by $1.6 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, primarily due to ad valorem tax increases of $1.4 million and $4.2 million, respectively, at the DJ Basin complex and due to the acquisition of DBM in November 2014.

Depreciation, amortization and impairments increased by $18.4 million for the three months ended September 30, 2015, primarily due to depreciation expense increases of (i) $11.9 million due to the acquisition of DBM in November 2014 and (ii) $5.3 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex. These increases were partially offset by a $3.6 million decrease due to the divestiture of the Dew and Pinnacle systems in July 2015. In addition, impairment expense increased by $1.4 million driven by the cancellation of projects at the Non-Operated Marcellus Interest systems and the Red Desert and DJ Basin complexes.
Depreciation, amortization and impairments increased by $67.3 million for the nine months ended September 30, 2015, primarily due to depreciation expense increases of (i) $35.5 million due to the acquisition of DBM in November 2014, (ii) $16.0 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex and (iii) $4.3 million at the DBJV and Hilight systems. These increases were partially offset by a $3.6 million decrease due to the divestiture of the Dew and Pinnacle systems in July 2015. In addition, impairment expense increased by $9.4 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex and the cancellation of projects at the Non-Operated Marcellus Interest systems, the DBJV system and the Brasada and Red Desert complexes.

Interest Income – Affiliates and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Long-term debt	$(26,972)	$(21,671)	24%	$(75,047)	$(59,251)	27%
Amortization of debt issuance costs and commitment fees	(1,530)	(1,107)	38%	(4,196)	(3,799)	10%
Capitalized interest	1,039	1,900	(45)%	6,826	7,347	(7)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(4,310)	—	—%	(9,920)	—	—%
Interest expense	$(31,773)	$(20,878)	52%	$(82,337)	$(55,703)	48%

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $10.9 million and $26.6 million for the three and nine months ended September 30, 2015, respectively, primarily due to (i) $4.3 million and $9.9 million, respectively, in accretion recorded to interest expense for the Deferred purchase price obligation - Anadarko, (ii) $4.9 million and $6.4 million, respectively, in interest incurred on the 3.950% Senior Notes due 2025 issued in June 2015, and (iii) additional interest incurred on the WES RCF of $0.4 million and $4.0 million, respectively, as a result of higher average borrowings outstanding. In addition, during the nine months ended September 30, 2015, interest expense increased due to additional interest of $4.8 million incurred on the 5.450% Senior Notes due 2044 and $0.6 million incurred on the additional 2.600% Senior Notes due 2018, both issued in March 2014. Capitalized interest decreased by $0.9 million for the three months ended September 30, 2015, primarily due to the completion of Lancaster Train II in June 2015, and by $0.5 million for the nine months ended September 30, 2015, primarily due to the completion of Lancaster Train I in April 2014 (both trains are part of the DJ Basin complex). These decreases were partially offset by an increase due to the construction of Trains IV and V at the DBM complex (acquired in November 2014). See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Income before income taxes	$165,155	$116,913	41%	$367,931	$318,586	15%
Income tax (benefit) expense	1,661	3,891	(57)%	4,305	8,199	(47)%
Effective tax rate	1%	3%		1%	3%

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
Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law is effective January 1, 2016. WES is required to include the impact of the law change on its deferred state income taxes in the period enacted. The adjustment, a reduction in deferred state income taxes in the amount of $2.2 million, was recorded in June 2015 and is included in the income tax (benefit) expense for the nine months ended September 30, 2015.
Income attributable to (a) the DBJV system prior to and including February 2015 and (b) the TEFR Interests prior to and including February 2014 was subject to federal and state income tax. Income earned on the DBJV system and the TEFR Interests for periods subsequent to February 2015 and February 2014, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$240,210	$228,112	5%	$729,404	$646,796	13%
Adjusted gross margin for crude/NGL assets (2)	23,507	19,396	21%	65,709	51,692	27%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	263,717	247,508	7%	795,113	698,488	14%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.69	0.70	(1)%	0.68	0.67	1%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.76	1.53	15%	1.76	1.71	3%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	182,878	179,018	2%	569,230	502,413	13%
Distributable cash flow (3)	152,822	147,904	3%	474,127	416,824	14%

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues and other for natural gas assets less reimbursements for electricity-related expenses recorded as revenue and cost of product for natural gas assets plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues and other for crude/NGL assets less reimbursements for electricity-related expenses recorded as revenue and cost of product for crude/NGL assets plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure below.

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

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues and other less reimbursements for electricity-related expenses recorded as revenue and cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry.
Adjusted gross margin increased by $16.2 million and $96.6 million for the three and nine months ended September 30, 2015, respectively, primarily due to the start-up of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both part of the DJ Basin complex) and the acquisition of DBM in November 2014. This increase was partially offset by margin decreases at the Granger complex due to lower average pricing, at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate and at the Chipeta complex due to lower volumes, as well as the sale of the Dew and Pinnacle systems in July 2015.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets remained relatively constant for the three and nine months ended September 30, 2015. Adjusted gross margin per Bbl for crude/NGL assets increased by $0.23 and $0.05 for the three and nine months ended September 30, 2015, respectively, primarily due to higher distributions received from FRP.

Adjusted EBITDA attributable to Western Gas Partners, LP. WES defines Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less gain on divestiture, income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $3.9 million for the three months ended September 30, 2015, primarily due to a $27.6 million increase in total revenues and other, a $4.7 million increase in distributions from equity investees and a $1.7 million decrease in net income attributable to noncontrolling interest. These amounts were partially offset by a $14.5 million increase in cost of product, a $13.1 million increase in operation and maintenance expenses, a $1.6 million increase in property and other tax expense, and a $0.9 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $66.8 million for the nine months ended September 30, 2015, primarily due to a $173.9 million increase in total revenues and other, a $15.6 million increase in distributions from equity investees and a $2.8 million decrease in net income attributable to noncontrolling interest. These amounts were partially offset by an $83.5 million increase in cost of product, a $34.6 million increase in operation and maintenance expenses, a $4.3 million increase in property and other tax expense, and a $2.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, drip condensate and NGLs under WES’s commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.
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
Distributable cash flow increased by $4.9 million for the three months ended September 30, 2015, primarily due to an increase of $3.9 million in Adjusted EBITDA, and $7.9 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by a $5.7 million increase in net cash paid for interest expense and a $1.1 million increase in cash paid for maintenance capital expenditures.

Distributable cash flow increased by $57.3 million for the nine months ended September 30, 2015, primarily due to an increase of $66.8 million in Adjusted EBITDA, and $7.9 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by a $16.2 million increase in net cash paid for interest expense and a $1.0 million increase in cash paid for maintenance capital expenditures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$240,210	$228,112	$729,404	$646,796
Adjusted gross margin for crude/NGL assets	23,507	19,396	65,709	51,692
Adjusted gross margin attributable to Western Gas Partners, LP	263,717	247,508	795,113	698,488
Adjusted gross margin attributable to noncontrolling interest	3,753	5,582	13,222	15,611
Gain on divestiture, net	77,244	—	77,244	—
Equity income, net	21,976	19,063	59,137	41,322
Reimbursed electricity-related charges recorded as revenues	15,392	12,021	40,423	28,574
Less:
Distributions from equity investees	25,482	20,807	73,054	57,448
Operation and maintenance	80,633	67,489	218,640	184,023
General and administrative	9,318	8,339	28,497	25,688
Property and other taxes	8,343	6,793	25,641	21,343
Depreciation, amortization and impairments	65,688	47,277	201,941	134,667
Operating income	$192,618	$133,469	$437,366	$360,826

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$182,878	$179,018	$569,230	$502,413
Less:
Distributions from equity investees	25,482	20,807	73,054	57,448
Non-cash equity-based compensation expense	1,148	1,034	3,423	3,188
Interest expense	31,773	20,878	82,337	55,703
Income tax expense	1,661	3,891	6,121	8,199
Depreciation, amortization and impairments (1)	65,035	46,631	199,990	132,741
Add:
Gain on divestiture, net	77,244	—	77,244	—
Equity income, net	21,976	19,063	59,137	41,322
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income (1) (2)	82	94	219	251
Income tax benefit	—	—	1,816	—
Net income attributable to Western Gas Partners, LP	$161,306	$109,159	$355,396	$299,382
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$182,878	$179,018	$569,230	$502,413
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	2,838	4,506	10,173	12,922
Interest income (expense), net	(27,548)	(16,653)	(69,662)	(43,028)
Uncontributed cash-based compensation awards	(21)	(11)	(166)	22
Accretion and amortization of long-term obligations, net	5,226	687	12,296	2,045
Current income tax benefit (expense)	(493)	(2,085)	(1,312)	(4,175)
Other income (expense), net (2)	85	97	227	260
Distributions from equity investments in excess of cumulative earnings	(3,871)	(4,539)	(12,409)	(14,387)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	22,031	(28,799)	(24,104)	(52,659)
Accounts and natural gas imbalance payables and accrued liabilities, net	15,669	31,540	15,952	35,807
Other	147	(2,602)	(1,817)	1,645
Net cash provided by operating activities	$196,941	$161,159	$498,408	$440,865
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$498,408	$440,865
Net cash used in investing activities			(337,989)	(950,282)
Net cash provided by (used in) financing activities			(154,273)	476,526

(1)	Includes WES’s 75% share of depreciation, amortization and impairments; and other income attributable to the Chipeta complex.

(2)
Excludes income of zero for each of the three months ended September 30, 2015 and 2014, and zero and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2015		2014	2015		2014
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$152,822		$147,904	$474,127		$416,824
Less:
Distributions from equity investees	25,482		20,807	73,054		57,448
Non-cash equity-based compensation expense	1,148		1,034	3,423		3,188
Interest expense, net (non-cash settled) (1)	4,310		—	9,920		—
Income tax (benefit) expense	1,661		3,891	4,305		8,199
Depreciation, amortization and impairments (2)	65,035		46,631	199,990		132,741
Above-market component of swap extensions with Anadarko (3)	7,916		—	7,916		—
Add:
Gain on divestiture, net	77,244		—	77,244		—
Equity income, net	21,976		19,063	59,137		41,322
Cash paid for maintenance capital expenditures (2)	13,695		12,561	36,589		35,554
Capitalized interest	1,039		1,900	6,826		7,347
Cash paid for (reimbursement of) income taxes	—		—	(138)		(340)
Other income (2) (4)	82		94	219		251
Net income attributable to Western Gas Partners, LP	$161,306		$109,159	$355,396		$299,382
Distributions declared (5)
Limited partners of WES	$99,645			$289,215
General partner of WES	46,515			129,884
Total	$146,160			$419,099
Coverage ratio	1.05	x		1.13	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)
Excludes income of zero for each of the three months ended September 30, 2015 and 2014, and zero and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(5)	Reflects WES cash distributions of $0.775 and $2.250 per unit declared for the three and nine months ended September 30, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of September 30, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its initial public offering (“WES IPO”) and has increased its quarterly distribution each quarter since the second quarter of 2009. On October 14, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.775 per unit, or $146.2 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units. The cash distribution is payable on November 12, 2015, to WES unitholders of record at the close of business on November 2, 2015. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $8.7 million for the third quarter of 2015.
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

Working capital. As of September 30, 2015, WES had $12.3 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of September 30, 2015, WES had $1.0 billion available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2015	2014
Acquisitions	$15,645	$372,393

Expansion capital expenditures	$436,524	$493,220
Maintenance capital expenditures	36,870	35,794
Total capital expenditures (1) (2)	$473,394	$529,014

Capital incurred (2) (3)	$414,677	$529,668

(1)
Maintenance capital expenditures for the nine months ended September 30, 2015 and 2014, are presented net of zero and $0.2 million, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the nine months ended September 30, 2014, included $36.9 million of pre-acquisition capital expenditures for the DBJV system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the nine months ended September 30, 2015 and 2014, included $6.8 million and $7.3 million, respectively, of capitalized interest.

(3)	Capital incurred for the nine months ended September 30, 2014, included $39.3 million of pre-acquisition capital incurred for the DBJV system.

Acquisitions during the nine months ended September 30, 2015, included equipment purchases from Anadarko and the post-closing purchase price adjustments related to the DBM acquisition. Acquisitions during the nine months ended September 30, 2014, included the TEFR Interests and equipment purchases from Anadarko. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $55.6 million for the nine months ended September 30, 2015. Expansion capital expenditures decreased by $56.7 million (including a $0.5 million decrease in capitalized interest) for the nine months ended September 30, 2015, primarily due to a decrease of $127.7 million at the DJ Basin complex related to compression projects in 2014 and less activity in 2015 at the Lancaster plant. In addition, there were decreases of $18.5 million at the Hilight system, $13.3 million at the Brasada complex and $10.6 million at the Red Desert complex. These decreases were partially offset by an increase of $109.1 million due to the acquisition of DBM in November 2014.
WES’s estimated total capital expenditures for the year ending December 31, 2015, including its 75% share of Chipeta’s capital expenditures, but excluding equity investments and acquisitions, are $568 million to $608 million. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $580 million and $620 million, updated from an originally reported range of $675 million to $745 million. WES has updated its outlook for maintenance capital expenditures from an originally reported range between 8% and 11% of Adjusted EBITDA, to a current range between 7% and 9% of Adjusted EBITDA.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2015	2014
Net cash provided by (used in):
Operating activities	$498,408	$440,865
Investing activities	(337,989)	(950,282)
Financing activities	(154,273)	476,526
Net increase (decrease) in cash and cash equivalents	$6,146	$(32,891)

Operating Activities. Net cash provided by operating activities during the three months ended September 30, 2015, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015, included the following:

•
$473.4 million of capital expenditures, primarily related to the construction of Lancaster Train II (part of the DJ Basin complex), plant construction at the DBM complex and expansion at the DBJV system;

•	$12.1 million of cash paid for equipment purchases from Anadarko;

•	$9.1 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition;

•	$146.7 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas; and

•	$12.4 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the nine months ended September 30, 2014, included the following:

•
$529.0 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliate, primarily related to the construction of Lancaster Trains I and II, as well as compression expansion projects, all part of the DJ Basin complex;

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$40.0 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$16.1 million of cash paid for equipment purchases from Anadarko;

•	$10.5 million of cash paid for White Cliffs expansion projects;

•	$6.3 million of cash paid related to the construction of the Texas Express Pipeline, which was completed in November 2013; and

•	$14.4 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under the WES RCF;

•	$399.0 million of distributions paid to WES unitholders;

•	$10.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

•
$489.6 million of net proceeds from the WES 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$280.0 million of borrowings to fund capital expenditures and for general partnership purposes;

•
$57.4 million of net proceeds from sales of WES common units under its $500.0 million COP (as defined and discussed in Equity Offerings within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures;

•	$31.5 million of net contributions from Anadarko representing intercompany transactions attributable to WES’s acquisition of DBJV; and

•
$7.9 million of capital contribution from Anadarko related to the above-market component of swap extensions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Net cash provided by financing activities for the nine months ended September 30, 2014, included the following:

•
$389.5 million of net proceeds from the WES 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•	$300.0 million of borrowings to fund capital expenditures and general partnership purposes;

•
$100.0 million of net proceeds from the offering of additional WES 2018 Notes in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•
$83.3 million of net proceeds from sales of WES common units under WES’s $125.0 million COP (as defined and discussed in Equity Offerings within this Item 2), including net proceeds from capital contributions by WES GP;

•	$23.6 million of net contributions from Anadarko representing intercompany transactions attributable to WES’s acquisitions of DBJV and the TEFR Interests;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering;

•	$480.0 million of repayments of outstanding borrowings under the WES RCF;

•	$297.0 million of distributions paid to WES unitholders; and

•	$11.3 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At September 30, 2015, WES’s debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), $500.0 million aggregate principal amount of 3.950% Senior Notes due 2025 (the “2025 Notes”), and $180.0 million of borrowings outstanding under the WES RCF. As of September 30, 2015, the carrying value of WES’s outstanding debt was $2.6 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
At September 30, 2015, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. As of September 30, 2015, WES had $180.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.0 billion available for borrowing under the WES RCF, which matures in February 2019. At September 30, 2015, the interest rate on the WES RCF was 1.49%, the facility fee rate was 0.20% and WES was in compliance with all covenants under the WES RCF.

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of September 30, 2015, the net present value of this obligation was $184.2 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three and nine months ended September 30, 2015, was $4.3 million and $9.9 million, respectively, and has been recorded as a charge to interest expense. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
WES is dependent upon a single producer, Anadarko, for a substantial portion of its natural gas volumes, and WES does not maintain a credit limit with respect to Anadarko. Consequently, WES is subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce a substantial majority of the exposure to commodity price risk inherent in its percent-of-proceeds and keep-whole contracts, and is subject to performance risk thereunder. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of September 30, 2015, including, but not limited to, increases in committed capital.

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
To mitigate WES’s exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. During the second quarter of 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Interest rate risk. Interest rates during the nine months ended September 30, 2015, were low compared to historic rates. As of September 30, 2015, WGP had no outstanding borrowings under the WGP WCF and WES had $180.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of any borrowings under the WES RCF or WGP WCF at September 30, 2015.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP GP performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WGP’s disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

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

October 29, 2015

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

October 29, 2015

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)