Form 10-Q/A
period 2015-03-31
Western Gas Equity Partners, LP
filed 2016-02-03
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

For purposes of this report, “WGP,” “we,” “us,” “our,” or “Western Gas Equity Partners” refers to Western Gas Equity Partners, LP. Our wholly owned subsidiary is the general partner of Western Gas Partners, LP (“WES”). “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and our general partner.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 (the “Original Filing”), to restate our unaudited consolidated financial statements and related disclosures as of and for the three months ended March 31, 2015. This Form 10-Q/A also amends certain other items in the Original Filing, as noted below.

Restatement Background

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, it was determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of WES’s commodity price swap agreements with Anadarko was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. It was determined that the error caused a material understatement in impairment expense for the quarter ended March 31, 2015.
As a result of the discovery of this error, on January 27, 2016, the Audit Committee of the Board of Directors of our general partner, after discussion with management and KPMG LLP, our independent registered public accounting firm, concluded that the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015, and September 30, 2015, should no longer be relied upon due to changes related to impairments.
Accordingly, we are restating our unaudited consolidated financial statements as of and for the three months ended March 31, 2015, to reflect an impairment charge in the first quarter of 2015 of $264.4 million related to WES’s Red Desert complex, located in southwestern Wyoming. See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for more information regarding the impact of this adjustment.
In connection with the need to restate our unaudited consolidated financial statements as a result of the error noted above, we have determined that it would be appropriate within this Form 10-Q/A to make adjustments for certain previously unrecorded immaterial adjustments. See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for more information regarding the impact of such adjustments.
This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to correct the error and record the adjustments described above.

Internal Control Consideration

The Chief Executive Officer and Chief Financial Officer of our general partner have determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness, as defined by SEC regulations, at March 31, 2015. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 of this Form 10-Q/A.

DEFINITIONS

As generally used within the energy industry and in this quarterly report on Form 10-Q/A, the identified terms have the following meanings:
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

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2015 (Restated)	2014 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$139,405	$98,787
Natural gas, natural gas liquids and drip condensate sales	118,740	122,601
Other	170	728
Total revenues – affiliates	258,315	222,116
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	82,250	62,226
Natural gas, natural gas liquids and drip condensate sales	46,932	16,064
Other	912	843
Total revenues – third parties	130,094	79,133
Total revenues	388,409	301,249
Equity income, net (2)	18,220	9,251
Operating expenses
Cost of product (3)	139,425	95,391
Operation and maintenance (3)	67,959	51,094
General and administrative (3)	11,347	9,875
Property and other taxes	8,523	7,234
Depreciation and amortization	62,070	40,895
Impairments	272,624	1,190
Total operating expenses	561,948	205,679
Operating income (loss)	(155,319)	104,821
Interest income – affiliates	4,225	4,225
Interest expense (4)	(22,962)	(13,961)
Other income (expense), net	80	496
Income (loss) before income taxes	(173,976)	95,581
Income tax (benefit) expense	3,416	1,785
Net income (loss)	(177,392)	93,796
Net income (loss) attributable to noncontrolling interests	(137,723)	40,634
Net income (loss) attributable to Western Gas Equity Partners, LP	$(39,669)	$53,162
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$(39,669)	$53,162
Pre-acquisition net (income) loss allocated to Anadarko	(1,742)	(2,665)
Limited partners’ interest in net income (loss) (5)	(41,411)	50,497
Net income (loss) per common unit – basic and diluted	$(0.19)	$0.23
Weighted-average common units outstanding – basic and diluted	218,910	218,903

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $43.9 million and $19.4 million for the three months ended March 31, 2015 and 2014, respectively. Operation and maintenance includes charges from Anadarko of $15.4 million and $12.6 million for the three months ended March 31, 2015 and 2014, respectively. General and administrative includes charges from Anadarko of $7.8 million, and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. See Note 5.

(4)	Includes affiliate (as defined in Note 1) interest expense of $1.4 million and zero for the three months ended March 31, 2015 and 2014, respectively. See Note 2 and Note 9.

(5)	Represents net income (loss) earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2015 (Restated)	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$59,823	$67,213
Accounts receivable, net (2)	144,119	109,019
Other current assets (3)	11,042	10,841
Total current assets	214,984	187,073
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,814,914	5,626,650
Less accumulated depreciation	1,368,045	1,055,207
Net property, plant and equipment	4,446,869	4,571,443
Goodwill	393,035	389,087
Other intangible assets	853,449	884,857
Equity investments	635,920	634,492
Other assets	27,616	28,289
Total assets	$6,831,873	$6,955,241
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$51,015	$54,232
Accrued ad valorem taxes	19,725	14,812
Accrued liabilities	171,217	170,864
WGP working capital facility – Anadarko	—	1,150
Total current liabilities	241,957	241,058
Long-term debt	2,532,995	2,422,954
Deferred income taxes	7,327	45,656
Asset retirement obligations and other	114,766	111,714
Deferred purchase price obligation – Anadarko (5)	175,696	—
Total long-term liabilities	2,830,784	2,580,324
Total liabilities	3,072,741	2,821,382
Equity and partners’ capital
Common units (218,909,977 units issued and outstanding at March 31, 2015, and December 31, 2014)	1,156,508	1,260,195
Net investment by Anadarko	—	122,509
Total partners’ capital	1,156,508	1,382,704
Noncontrolling interests	2,602,624	2,751,155
Total equity and partners’ capital	3,759,132	4,133,859
Total liabilities, equity and partners’ capital	$6,831,873	$6,955,241

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $38.8 million and $64.5 million as of March 31, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of March 31, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of March 31, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2014 (1)	$122,509	$1,260,195	$2,751,155	$4,133,859
Net income (loss)	1,742	(41,411)	(137,723)	(177,392)
WES equity transactions, net (2)	—	(15,971)	47,015	31,044
Distributions to Chipeta noncontrolling interest owner	—	—	(3,150)	(3,150)
Distributions to WES noncontrolling interest owners	—	—	(54,879)	(54,879)
Distributions to WGP unitholders	—	(68,409)	—	(68,409)
Acquisitions from affiliates	(196,191)	21,915	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko	—	824	—	824
Net pre-acquisition contributions from (distributions to) Anadarko	30,096	—	—	30,096
Net distributions to Anadarko of other assets	—	(348)	—	(348)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	—	(287)	206	(81)
Balance at March 31, 2015 (Restated)	$—	$1,156,508	$2,602,624	$3,759,132

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)
Includes the impact of Western Gas Partners, LP’s public equity offerings as described in Note 4. The $16.0 million decrease to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $(55.6) million for the three months ended March 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2015 (Restated)	2014 (1)
Cash flows from operating activities
Net income (loss)	$(177,392)	$93,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,070	40,895
Impairments	272,624	1,190
Non-cash equity-based compensation expense	1,097	1,181
Deferred income taxes	3,283	993
Accretion and amortization of long-term obligations, net	2,112	680
Equity income, net (2)	(18,220)	(9,251)
Distributions from equity investment earnings (2)	18,706	10,269
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(17,798)	(15,434)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	9,983	5,851
Change in other items, net	(1,010)	2,087
Net cash provided by operating activities	155,455	132,257
Cash flows from investing activities
Capital expenditures	(200,940)	(199,150)
Acquisitions from affiliates	(1,128)	(360,952)
Investments in equity affiliates	(4,878)	(28,462)
Distributions from equity investments in excess of cumulative earnings (2)	2,964	2,044
Proceeds from the sale of assets to third parties	22	—
Net cash used in investing activities	(203,960)	(586,520)
Cash flows from financing activities
Borrowings, net of debt issuance costs	140,000	917,742
Repayments of debt	(31,150)	(430,000)
Increase (decrease) in outstanding checks	(2,468)	1,928
Proceeds from the issuance of WES common units, net of offering expenses	31,075	17,530
Distributions to WGP unitholders	(68,409)	(50,621)
Distributions to Chipeta noncontrolling interest owner	(3,150)	(4,124)
Distributions to noncontrolling interest owners of WES	(54,879)	(40,996)
Net contributions from Anadarko	30,096	23,838
Net cash provided by financing activities	41,115	435,297
Net increase (decrease) in cash and cash equivalents	(7,390)	(18,966)
Cash and cash equivalents at beginning of period	67,213	113,085
Cash and cash equivalents at end of period	$59,823	$94,119
Supplemental disclosures
Acquisition of DBJV from Anadarko (3)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	348	(43)
Interest paid, net of capitalized interest	17,596	14,106
Taxes paid (reimbursements received)	(138)	(340)

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED)

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
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

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

Restatement of Previously Issued Financial Statements. In connection with the preparation of WGP’s Annual Report on Form 10-K for the year ended December 31, 2015, it was determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of WES’s commodity price swap agreements with Anadarko was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. It was determined that the error caused a material understatement in impairment expense for the quarter ended March 31, 2015. Accordingly, WGP’s unaudited consolidated financial statements as of and for the three months ended March 31, 2015, and notes thereto, have been restated to reflect an impairment charge of $264.4 million related to WES’s Red Desert complex.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

The tables below outline the financial statement line items, including the net income (loss) per common unit (basic and diluted), as of and for the three months ended March 31, 2015, that were restated as a result of the correction of this error:

	Consolidated Statement of Income for the Three Months Ended March 31, 2015
thousands except per-unit amounts	As Reported	Adjustments	As Restated
Impairments (1)	$8,222	$264,402	$272,624
Operating income (loss)	109,083	(264,402)	(155,319)
Income (loss) before income taxes	90,426	(264,402)	(173,976)
Income tax (benefit) expense	4,460	(1,044)	3,416
Net income (loss)	85,966	(263,358)	(177,392)
Net income (loss) attributable to Western Gas Equity Partners, LP	57,029	(96,698)	(39,669)

Limited partners’ interest in net income (loss)	55,287	(96,698)	(41,411)
Net income (loss) per common unit – basic and diluted	$0.25	$(0.44)	$(0.19)

(1)	“As Reported” amount previously included as a component of Depreciation, amortization and impairments in WGP’s Original Filing.

	Consolidated Balance Sheet as of March 31, 2015
thousands	As Reported	Adjustments	As Restated
Accumulated depreciation	$1,103,643	$264,402	$1,368,045
Net property, plant and equipment	4,711,271	(264,402)	4,446,869
Total assets	7,096,275	(264,402)	6,831,873

Accrued liabilities	171,786	(569)	171,217
Total current liabilities	242,526	(569)	241,957
Deferred income taxes	7,802	(475)	7,327
Total long-term liabilities	2,831,259	(475)	2,830,784
Total liabilities	3,073,785	(1,044)	3,072,741

Common units	1,252,921	(96,413)	1,156,508
Total partners’ capital	1,252,921	(96,413)	1,156,508
Noncontrolling interests	2,769,569	(166,945)	2,602,624
Total equity and partners’ capital	4,022,490	(263,358)	3,759,132
Total liabilities, equity and partners’ capital	7,096,275	(264,402)	6,831,873

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2015
thousands	As Reported	Adjustments	As Restated
Net income (loss)	$85,966	$(263,358)	$(177,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments (1)	8,222	264,402	272,624
Deferred income taxes	3,758	(475)	3,283
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	10,552	(569)	9,983

(1)	“As Reported” amount previously included as a component of Depreciation, amortization and impairments in WGP’s Original Filing.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

Adjustments to Previously Issued Financial Statements. WGP’s unaudited consolidated statements of income also reflect adjustments for the following amounts, which previously reduced Operation and maintenance expense, to revenues related to Gathering, processing and transportation of natural gas and natural gas liquids: $11.8 million and $6.6 million for the three months ended March 31, 2015 and 2014, respectively. Management determined that the third-party producer reimbursements received for electricity purchased by WES are more appropriately classified as revenues, instead of as a reduction to Operation and maintenance expense. The correction of this error has no impact to Net income (loss), cash flows, or any non-GAAP metric WES uses to evaluate its operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q/A) and is not considered material to WGP’s results of operations for the three months ended March 31, 2015 and 2014. In future filings, WGP will revise its previously reported consolidated financial statements for 2013, 2014 and 2015 to reflect these adjustments.

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
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. Net income (loss) attributable to the WES assets acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. WGP is considering the alternatives for timing of adoption.
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

DBJV acquisition. Because the acquisition of DBJV was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q/A to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the impact of the DBJV system on revenues, equity income, net and net income (loss) as presented in WGP’s historical consolidated statements of income:

	Three Months Ended March 31, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues	$286,989	$14,260	$301,249
Equity income, net	9,251	—	9,251
Net income (loss)	90,175	3,621	93,796

(1)	See Adjustments to Previously Issued Financial Statements in Note 1.

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

Net income (loss) per common unit. For WGP, earnings per unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended March 31,
thousands	2015	2014
Revenues (1)	$258,315	$222,116
Equity income, net (1)	18,220	9,251
Cost of product (1)	43,912	19,371
Operation and maintenance (2)	15,376	12,551
General and administrative (3)	7,766	7,482
Operating expenses	67,054	39,404
Interest income (4)	4,225	4,225
Interest expense (5)	1,422	—
Distributions to WGP unitholders (6)	60,434	46,051
Distributions to WES unitholders (7)	530	269

(1)
Represents amounts earned or incurred on and subsequent to the date of acquisition of WES assets, as well as amounts earned or incurred by Anadarko on a historical basis related to WES assets prior to the acquisition of such assets by WES, recognized under gathering, treating or processing agreements, and purchase and sale agreements. See Adjustments to Previously Issued Financial Statements in Note 1.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT (RESTATED)

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2015 (Restated)	December 31, 2014
Land	n/a	$3,260	$2,884
Gathering systems	3 to 47 years	5,232,882	4,972,892
Pipelines and equipment	15 to 45 years	135,916	151,107
Assets under construction	n/a	424,779	483,347
Other	3 to 40 years	18,077	16,420
Total property, plant and equipment		5,814,914	5,626,650
Accumulated depreciation		1,368,045	1,055,207
Net property, plant and equipment		$4,446,869	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During the three months ended March 31, 2015, WES recognized impairments of $272.6 million primarily due to an impairment of $264.4 million at WES’s Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, WES recognized impairments of $8.2 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL (RESTATED)

A summary of other current assets is as follows:

thousands	March 31, 2015	December 31, 2014
Natural gas liquids inventory	$6,087	$5,316
Natural gas imbalance receivables	1,682	415
Prepaid insurance	1,978	3,217
Other	1,295	1,893
Total other current assets	$11,042	$10,841

A summary of accrued liabilities is as follows:

thousands	March 31, 2015 (Restated)	December 31, 2014
Accrued capital expenditures	$94,176	$128,856
Accrued plant purchases	37,826	14,023
Accrued interest expense	27,995	24,741
Short-term asset retirement obligations	5,739	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes (receivable) payable	(270)	207
Other (1)	5,276	1,338
Total accrued liabilities	$171,217	$170,864

(1)	Includes $3.5 million of post-closing purchase price adjustments at March 31, 2015, related to WES’s acquisition of DBM.

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

RESTATEMENT AND OTHER ADJUSTMENTS

As discussed in the Explanatory Note and in Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures as of and for the three months ended March 31, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts and other adjustments. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our Original Filing.

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

ACQUISITIONS

Acquisitions. The following table presents the acquisitions completed by WES during 2015 and 2014, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

(3)
WES acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A) by us through our partnership interests in WES as of March 31, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q/A to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.

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

Other WES equity offerings. In November 2014, WES issued 10,913,853 Class C units to a subsidiary of Anadarko at an implied price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 2—Acquisitions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

Noncontrolling interests. The interest in Chipeta held by a third party member is already reflected as noncontrolling interest in WES’s consolidated financial statements. In addition, the limited partner interests in WES held by other subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements (see Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for further information).
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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with our IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for further information.

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

Reconciliation of net income (loss) attributable to Western Gas Partners, LP to net income (loss) attributable to Western Gas Equity Partners, LP. The differences between net income (loss) attributable to Western Gas Partners, LP and net income (loss) attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended March 31,
thousands	2015	2014
Net income (loss) attributable to WES	$(179,790)	$91,056
Limited partner interests in WES not held by WGP (1)	140,949	(36,942)
General and administrative expenses (2)	(835)	(971)
Other income (expense), net	9	19
Interest expense	(2)	—
Net income (loss) attributable to WGP	$(39,669)	$53,162

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of March 31, 2015 and 2014, the publicly held limited partner interest represented a 55.1% and 56.4% interest in WES, respectively. Other subsidiaries of Anadarko separately held an 8.3% and 0.6% limited partner interest in WES as of March 31, 2015 and 2014, respectively. See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

(3)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

(4)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended March 31,
thousands	2015 (Restated)	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$221,655	$161,013
Natural gas, natural gas liquids and drip condensate sales	165,672	138,665
Other	1,082	1,571
Total revenues (1)	388,409	301,249
Equity income, net	18,220	9,251
Total operating expenses (1)	561,113	204,708
Operating income (loss)	(154,484)	105,792
Interest income – affiliates	4,225	4,225
Interest expense	(22,960)	(13,961)
Other income (expense), net	71	477
Income (loss) before income taxes	(173,148)	96,533
Income tax (benefit) expense	3,416	1,785
Net income (loss)	(176,564)	94,748
Net income attributable to noncontrolling interest	3,226	3,692
Net income (loss) attributable to Western Gas Partners, LP (2)	$(179,790)	$91,056
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$254,036	$206,560
Adjusted EBITDA attributable to Western Gas Partners, LP	180,900	148,106
Distributable cash flow	147,997	125,126

(1)
Revenues include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, drip condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$221,655	$161,013	38%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $60.6 million for the three months ended March 31, 2015, primarily due to increases of (i) $48.2 million resulting from increased throughput at the DJ Basin complex, a higher gathering fee, and the introduction of a condensate handling fee, (ii) $10.2 million due to the acquisition of DBM in November 2014, (iii) $2.8 million at the Hilight system due to higher throughput, and (iv) $2.9 million at the Brasada complex due to increases in throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by a decrease of $5.1 million at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)
Natural gas sales	$62,191	$31,909	95%
Natural gas liquids sales	90,936	95,814	(5)%
Drip condensate sales	12,545	10,942	15%
Total	$165,672	$138,665	19%
Average price per unit:
Natural gas (per Mcf)	$3.58	$4.26	(16)%
Natural gas liquids (per Bbl)	25.91	44.77	(42)%
Drip condensate (per Bbl)	56.65	77.74	(27)%

For the three months ended March 31, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. For the three months ended March 31, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $27.0 million for the three months ended March 31, 2015, consisting of $30.3 million in natural gas sales and $1.6 million in drip condensate sales, partially offset by a decrease of $4.9 million in NGLs sales.
The growth in natural gas sales for the three months ended March 31, 2015, was primarily due to increases of (i) $24.2 million due to the acquisition of DBM in November 2014 and (ii) $7.5 million at the DJ Basin complex due to an increase in volumes sold.
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

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
NGL purchases	$64,198	$47,881	34%
Residue purchases	68,344	38,184	79%
Other	6,883	9,326	(26)%
Cost of product	139,425	95,391	46%
Operation and maintenance	67,959	51,094	33%
Total cost of product and operation and maintenance expenses	$207,384	$146,485	42%

Cost of product expense for the three months ended March 31, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets, and the DJ Basin complex. Cost of product expense for the three months ended March 31, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended March 31, 2015, increased by $44.0 million, consisting of $16.3 million in NGL purchases and $30.2 million in residue purchases, partially offset by a decrease of $2.4 million in other.
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
The increase in residue purchases for the three months ended March 31, 2015, was primarily due to increases of (i) $23.7 million due to the acquisition of DBM in November 2014 and (ii) $13.2 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by a $5.9 million decrease at the Granger complex due to a decrease in average price, partially offset by an increase in volumes.
The decrease in other items for the three months ended March 31, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $16.9 million increase in operation and maintenance expense for the three months ended March 31, 2015, was primarily due to increases of (i) $8.9 million in utilities, plant repairs and maintenance, primarily at the DJ Basin and Chipeta complexes and due to the acquisition of DBM in November 2014, (ii) $3.2 million in salaries, wages, contract labor and consulting, primarily at the DJ Basin complex and due to the acquisition of DBM in November 2014, (iii) $2.7 million in equipment rental and other due to the acquisition of DBM in November 2014, and (iv) $0.9 million in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)
General and administrative	$10,512	$8,904	18%
Property and other taxes	8,523	7,234	18%
Depreciation and amortization	62,070	40,895	52%
Impairments	272,624	1,190	NM
Total general and administrative, depreciation and amortization, impairments and other expenses	$353,729	$58,223	NM

NM-Not meaningful

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
See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for a description of amounts restated.
Depreciation and amortization increased by $21.2 million for the three months ended March 31, 2015, primarily due to depreciation expense increases of $11.6 million due to the acquisition of DBM in November 2014 and $6.1 million associated with the start-up of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014.
Impairment expense increased by $271.4 million for the three months ended March 31, 2015, primarily due to an impairment of $264.4 million at WES’s Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, impairment expense increased by $7.0 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

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

(1)
See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $9.0 million for the three months ended March 31, 2015, primarily due to additional interest expense of $4.8 million incurred on the 5.450% Senior Notes due 2044 and $0.6 million on the 2.600% Senior Notes due 2018, both issued in March 2014, as well as additional interest of $1.9 million incurred on the WES RCF due to higher average borrowings outstanding in the first quarter of 2015. Capitalized interest decreased by $0.3 million for the three months ended March 31, 2015 due to the completion of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster plant and construction of Train IV at the DBM complex, acquired in November 2014. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)
Income (loss) before income taxes	$(173,148)	$96,533	NM
Income tax (benefit) expense	3,416	1,785	91%
Effective tax rate	NM	2%

NM-Not meaningful

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

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues for natural gas assets less reimbursements for electricity-related expenses recorded as revenue and cost of product for natural gas assets plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues for crude/NGL assets less reimbursements for electricity-related expenses recorded as revenue and cost of product for crude/NGL assets plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure below.

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

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less reimbursements for electricity-related expenses recorded as revenue and cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry.
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

Adjusted EBITDA attributable to Western Gas Partners, LP. WES defines Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense, less income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $32.8 million for the three months ended March 31, 2015, primarily due to an $87.2 million increase in total revenues and a $9.4 million increase in distributions from equity investees. These amounts were partially offset by a $44.0 million increase in cost of product, a $16.9 million increase in operation and maintenance expenses, a $1.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and a $1.3 million increase in property and other tax expense.

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

Reconciliation to GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by WES that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by WES most directly comparable to Adjusted EBITDA. The GAAP measure used by WES most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
WES’s management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA and Distributable cash flow compared to (as applicable) operating income (loss), net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. WES believes that investors benefit from having access to the same financial measures that its management uses in evaluating its operating results.
The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted gross margin to the GAAP measure of operating income (loss), (b) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities and (c) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income (loss) attributable to Western Gas Partners, LP:

	Three Months Ended March 31,
thousands	2015 (Restated)	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$233,852	$195,771
Adjusted gross margin for crude/NGL assets	20,184	10,789
Adjusted gross margin attributable to Western Gas Partners, LP	254,036	206,560
Adjusted gross margin attributable to noncontrolling interest	4,808	5,094
Equity income, net	18,220	9,251
Reimbursed electricity-related charges recorded as revenues	11,810	6,517
Less:
Distributions from equity investees	21,670	12,313
Operation and maintenance	67,959	51,094
General and administrative	10,512	8,904
Property and other taxes	8,523	7,234
Depreciation and amortization	62,070	40,895
Impairments	272,624	1,190
Operating income (loss)	$(154,484)	$105,792

	Three Months Ended March 31,
thousands	2015 (Restated)	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Less:
Distributions from equity investees	21,670	12,313
Non-cash equity-based compensation expense	1,112	1,097
Interest expense	22,960	13,961
Income tax expense	3,416	1,785
Depreciation and amortization (1)	61,422	40,258
Impairments	272,624	1,190
Add:
Equity income, net	18,220	9,251
Interest income – affiliates	4,225	4,225
Other income (1) (2)	69	78
Net income (loss) attributable to Western Gas Partners, LP	$(179,790)	$91,056
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	3,872	4,326
Interest income (expense), net	(18,735)	(9,736)
Uncontributed cash-based compensation awards	(77)	53
Accretion and amortization of long-term obligations, net	2,112	680
Current income tax benefit (expense)	(133)	(792)
Other income (expense), net (2)	71	81
Distributions from equity investments in excess of cumulative earnings	(2,964)	(2,044)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(17,672)	(15,439)
Accounts and natural gas imbalance payables and accrued liabilities, net	9,882	6,706
Other	(1,220)	1,878
Net cash provided by operating activities	$156,036	$133,819
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$156,036	$133,819
Net cash used in investing activities	(203,960)	(586,520)
Net cash provided by financing activities	39,509	435,064

(1)	Includes WES’s 75% share of depreciation and amortization; and other income attributable to the Chipeta complex.

(2)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended March 31,
thousands except Coverage ratio	2015 (Restated)		2014
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$147,997		$125,126
Less:
Distributions from equity investees	21,670		12,313
Non-cash equity-based compensation expense	1,112		1,097
Interest expense, net (non-cash settled) (1)	1,420		—
Income tax (benefit) expense	3,416		1,785
Depreciation and amortization (2)	61,422		40,258
Impairments	272,624		1,190
Add:
Equity income, net	18,220		9,251
Cash paid for maintenance capital expenditures (2)	12,632		10,144
Capitalized interest	3,094		3,440
Cash paid for (reimbursement of) income taxes	(138)		(340)
Other income (2) (3)	69		78
Net income (loss) attributable to Western Gas Partners, LP	$(179,790)		$91,056
Distributions declared (4)
Limited partners of WES	$93,139
General partner of WES	40,064
Total	$133,203
Coverage ratio	1.11	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

(2)	Includes WES’s 75% share of depreciation and amortization; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(4)	Reflects WES cash distributions of $0.725 per unit declared for the three months ended March 31, 2015.

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
WES has made cash distributions to its unitholders each quarter since its initial public offering (“IPO”) and has increased its quarterly distribution each quarter since the second quarter of 2009. On April 20, 2015, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.725 per unit, or $133.2 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units. The cash distribution is payable on May 13, 2015, to WES unitholders of record at the close of business on April 30, 2015. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A). The Class C unit distribution, if paid in cash, would have been $8.1 million for the first quarter of 2015.
WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Please read Part II, Item 1A—Risk Factors of this Form 10-Q/A.

Working capital. As of March 31, 2015, WES had a $28.4 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of March 31, 2015, was primarily due to the costs incurred related to projects at the DJ Basin complex, which includes the continued construction of Train II at the Lancaster plant and compressor expansions, as well as the DBM and DBJV acquisitions. As of March 31, 2015, WES had $567.2 million available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

Acquisitions included the TEFR Interests in the first quarter of 2014. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.
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

Debt and credit facility. At March 31, 2015, WES’s debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and $620.0 million of borrowings outstanding under the WES RCF. As of March 31, 2015, the carrying value of WES’s outstanding debt consisted of $495.9 million of 2021 Notes, $672.8 million of 2022 Notes, $350.4 million of 2018 Notes, $393.9 million of 2044 Notes and $620.0 million of borrowings under the WES RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2015, the net present value of this obligation was $175.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2015, was $1.4 million and has been recorded as a charge to interest expense. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC.
In August 2012, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for a discussion of trades completed by WES under its $125.0 million COP. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.
In August 2014, WES filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $500.0 million of WES common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for a discussion of trades completed by WES under its $500.0 million COP.

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
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of its IPO. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce a substantial majority of the exposure to commodity price risk inherent in its percent-of-proceeds and keep-whole contracts, and is subject to performance risk thereunder. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for an update to WES’s contractual obligations as of March 31, 2015, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and WES’s standby letters of credit required for this item is provided under Note 10—Commitments and Contingencies and Note 9—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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
To mitigate WES’s exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. On June 30, 2015, and September 30, 2015, WES’s commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.
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
We consider WES’s exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of WES’s operating income (loss) that is impacted by changes in market prices. Accordingly, WES does not expect a 10% increase or decrease in natural gas or NGL prices would have a material impact on WES’s operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of natural gas imbalances described below.
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

Interest rate risk. Interest rates during the three months ended March 31, 2015, were low compared to historic rates. As of March 31, 2015, WGP had no outstanding borrowings under the WGP WCF and WES had $620.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF or WGP WCF at March 31, 2015.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time of the Original Filing on May 6, 2015, Management concluded that WGP’s disclosure controls and procedures were effective as of March 31, 2015. Subsequent to that evaluation, Management determined that a material weakness in internal control over financial reporting, as further discussed below, existed as of March 31, 2015. As a result of the determination of a material weakness in WGP’s internal control over financial reporting, Management has now concluded that WGP’s disclosure controls and procedures were not effective as of March 31, 2015.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of WGP’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of WGP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, it was determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of WES’s commodity price swap agreements with Anadarko was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. Management concluded that this deficiency in internal control over financial reporting related to an inadequate understanding of GAAP impairment standards by certain individuals, resulting in a failure to follow WGP’s accounting policies. This failure to identify a triggering event that would have led to an asset impairment constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the misstatement of impairment expense and in the restatement of the unaudited consolidated financial statements for the interim periods ended March 31, 2015, June 30, 2015, and September 30, 2015.
WGP performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that the unaudited consolidated financial statements in this Form 10-Q/A as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are fairly presented, in all material respects, in accordance with GAAP.

Remediation Plan. WGP is remediating this material weakness by, among other things, implementing a training program for the personnel involved in the impairment determination processes and controls to ensure business understanding and the proper application of GAAP related to the impairment of long-lived assets. The actions taken by WGP are subject to ongoing senior management review and Audit Committee oversight. The foregoing actions will begin immediately, and Management expects that efforts to remediate the material weakness will be completed by the end of the second quarter of 2016. As WGP continues to evaluate and work to improve its internal control over financial reporting, Management may execute additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of WGP’s internal controls.

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

February 3, 2016

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

February 3, 2016

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)