Form 10-Q/A
period 2015-06-30
Western Gas Equity Partners, LP
filed 2016-02-03
CIK 1423902

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2015 (the “Original Filing”), to restate our unaudited consolidated financial statements and related disclosures as of, and for the three and six months ended, June 30, 2015. This Form 10-Q/A also amends certain other items in the Original Filing, as noted below.

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
Accordingly, we are restating our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2015, to reflect an impairment charge in the first quarter of 2015 of $264.4 million related to WES’s Red Desert complex, located in southwestern Wyoming. This impairment loss recorded as of March 31, 2015, also impacts depreciation and amortization for the three and six months ended June 30, 2015. See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for more information regarding the impact of this adjustment.
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

Internal Control Consideration

The Chief Executive Officer and Chief Financial Officer of our general partner have determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness, as defined by SEC regulations, at June 30, 2015. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 of this Form 10-Q/A.

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

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2015 (Restated)	2014 (1)	2015 (Restated)	2014 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$150,221	$117,159	$289,626	$215,946
Natural gas, natural gas liquids and drip condensate sales	121,613	159,581	240,353	282,182
Other	132	843	302	1,571
Total revenues – affiliates	271,966	277,583	530,281	499,699
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	91,234	68,763	173,484	130,989
Natural gas, natural gas liquids and drip condensate sales	52,589	9,822	99,521	25,886
Other	783	1,213	1,695	2,056
Total revenues – third parties	144,606	79,798	274,700	158,931
Total revenues	416,572	357,381	804,981	658,630
Equity income, net (2)	18,941	13,008	37,161	22,259
Operating expenses
Cost of product (3)	147,232	122,318	286,657	217,709
Operation and maintenance (3)	70,048	65,440	138,007	116,534
General and administrative (3)	9,442	9,202	20,789	19,077
Property and other taxes	8,801	7,316	17,324	14,550
Depreciation and amortization	61,485	44,962	123,555	85,857
Impairments	1,268	343	273,892	1,533
Total operating expenses	298,276	249,581	860,224	455,260
Operating income (loss)	137,237	120,808	(18,082)	225,629
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (4)	(27,604)	(20,864)	(50,566)	(34,825)
Other income (expense), net	80	235	160	731
Income (loss) before income taxes	113,938	104,404	(60,038)	199,985
Income tax (benefit) expense	(1,710)	2,523	1,706	4,308
Net income (loss)	115,648	101,881	(61,744)	195,677
Net income (loss) attributable to noncontrolling interests	46,716	42,492	(91,007)	83,126
Net income (loss) attributable to Western Gas Equity Partners, LP	$68,932	$59,389	$29,263	$112,551
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$68,932	$59,389	$29,263	$112,551
Pre-acquisition net (income) loss allocated to Anadarko	—	(4,135)	(1,742)	(6,800)
Limited partners’ interest in net income (loss) (5)	68,932	55,254	27,521	105,751
Net income (loss) per common unit – basic and diluted	$0.31	$0.25	$0.13	$0.48
Weighted-average common units outstanding – basic and diluted	218,912	218,903	218,911	218,903

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $53.1 million and $97.0 million for the three and six months ended June 30, 2015, respectively, and $38.7 million and $58.0 million for the three and six months ended June 30, 2014, respectively. Operation and maintenance includes charges from Anadarko of $17.5 million and $32.9 million for the three and six months ended June 30, 2015, respectively, and $16.8 million and $29.4 million for the three and six months ended June 30, 2014, respectively. General and administrative includes charges from Anadarko of $7.5 million and $15.3 million for the three and six months ended June 30, 2015, respectively, and $7.1 million and $14.6 million for the three and six months ended June 30, 2014, respectively. See Note 5.

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

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2015 (Restated)	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$89,262	$67,213
Accounts receivable, net (2)	172,427	109,019
Other current assets (3)	12,023	10,841
Total current assets	273,712	187,073
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,948,148	5,626,650
Less accumulated depreciation	1,426,801	1,055,207
Net property, plant and equipment	4,521,347	4,571,443
Goodwill	393,035	389,087
Other intangible assets	846,342	884,857
Equity investments	630,851	634,492
Other assets	31,172	28,289
Total assets	$6,956,459	$6,955,241
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$45,376	$54,232
Accrued ad valorem taxes	18,098	14,812
Accrued liabilities	149,268	170,864
WGP working capital facility – Anadarko	—	1,150
Total current liabilities	212,742	241,058
Long-term debt	2,677,023	2,422,954
Deferred income taxes	5,332	45,656
Asset retirement obligations and other	120,041	111,714
Deferred purchase price obligation – Anadarko (5)	179,886	—
Total long-term liabilities	2,982,282	2,580,324
Total liabilities	3,195,024	2,821,382
Equity and partners’ capital
Common units (218,913,688 and 218,909,977 units issued and outstanding at June 30, 2015, and December 31, 2014, respectively)	1,149,840	1,260,195
Net investment by Anadarko	—	122,509
Total partners’ capital	1,149,840	1,382,704
Noncontrolling interests	2,611,595	2,751,155
Total equity and partners’ capital	3,761,435	4,133,859
Total liabilities, equity and partners’ capital	$6,956,459	$6,955,241

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $74.2 million and $64.5 million as of June 30, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of June 30, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of June 30, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2014 (1)	$122,509	$1,260,195	$2,751,155	$4,133,859
Net income (loss)	1,742	27,521	(91,007)	(61,744)
WES equity transactions, net (2)	—	(13,159)	70,535	57,376
Distributions to Chipeta noncontrolling interest owner	—	—	(7,175)	(7,175)
Distributions to noncontrolling interest owners of WES	—	—	(112,278)	(112,278)
Distributions to WGP unitholders	—	(143,386)	—	(143,386)
Acquisitions from affiliates	(196,191)	21,915	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko	—	1,707	—	1,707
Net pre-acquisition contributions from (distributions to) Anadarko	30,096	—	—	30,096
Net distributions to Anadarko of other assets	—	(4,726)	—	(4,726)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	—	(227)	365	138
Balance at June 30, 2015 (Restated)	$—	$1,149,840	$2,611,595	$3,761,435

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)
Includes the impact of Western Gas Partners, LP’s public equity offerings as described in Note 4. The $13.2 million decrease to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $16.1 million for the six months ended June 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2015 (Restated)	2014 (1)
Cash flows from operating activities
Net income (loss)	$(61,744)	$195,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,555	85,857
Impairments	273,892	1,533
Non-cash equity-based compensation expense	2,262	2,247
Deferred income taxes	1,288	2,218
Accretion and amortization of long-term obligations, net	7,070	1,358
Equity income, net (2)	(37,161)	(22,259)
Distributions from equity investment earnings (2)	39,034	26,793
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(46,170)	(23,772)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	(114)	3,320
Change in other items, net	(1,543)	4,670
Net cash provided by operating activities	300,369	277,642
Cash flows from investing activities
Capital expenditures	(338,178)	(390,506)
Contributions in aid of construction costs from affiliates	—	182
Acquisitions from affiliates	(9,968)	(360,952)
Acquisitions from third parties	(3,514)	—
Investments in equity affiliates	(6,770)	(60,102)
Distributions from equity investments in excess of cumulative earnings (2)	8,538	9,848
Proceeds from the sale of assets to affiliates	700	—
Proceeds from the sale of assets to third parties	22	—
Net cash used in investing activities	(349,170)	(801,530)
Cash flows from financing activities
Borrowings, net of debt issuance costs	769,694	1,076,895
Repayments of debt	(521,150)	(480,000)
Increase (decrease) in outstanding checks	(2,327)	2,517
Proceeds from the issuance of WES common units, net of offering expenses	57,376	91,690
Distributions to WGP unitholders	(143,386)	(105,347)
Distributions to Chipeta noncontrolling interest owner	(7,175)	(7,949)
Distributions to noncontrolling interest owners of WES	(112,278)	(83,894)
Net contributions from Anadarko	30,096	39,033
Net cash provided by financing activities	70,850	532,945
Net increase (decrease) in cash and cash equivalents	22,049	9,057
Cash and cash equivalents at beginning of period	67,213	113,085
Cash and cash equivalents at end of period	$89,262	$122,142
Supplemental disclosures
Acquisition of DBJV from Anadarko (3)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	4,726	(43)
Interest paid, net of capitalized interest	42,167	26,346
Taxes paid (reimbursements received)	(138)	(340)
Capital lease asset transfer (4)	—	4,833

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 2.

(4)	For the six months ended June 30, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement.

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

Restatement of Previously Issued Financial Statements. In connection with the preparation of WGP’s Annual Report on Form 10-K for the year ended December 31, 2015, it was determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of WES’s commodity price swap agreements with Anadarko was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. It was determined that the error caused a material understatement in impairment expense for the quarter ended March 31, 2015. Accordingly, WGP’s unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2015, and notes thereto, have been restated to reflect an impairment charge of $264.4 million related to WES’s Red Desert complex. The impairment loss recorded as of March 31, 2015, also impacts depreciation and amortization for the three and six months ended June 30, 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

The tables below outline the financial statement line items, including the net income (loss) per common unit (basic and diluted), as of and for the three and six months ended June 30, 2015, that were restated as a result of the correction of this error:

	Consolidated Statement of Income for the Three Months Ended June 30, 2015			Consolidated Statement of Income for the Six Months Ended June 30, 2015
thousands except per-unit amounts	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Depreciation and amortization (1)	$64,693	$(3,208)	$61,485	$126,763	$(3,208)	$123,555
Impairments (1)	1,268	—	1,268	9,490	264,402	273,892
Operating income (loss)	134,029	3,208	137,237	243,112	(261,194)	(18,082)
Income (loss) before income taxes	110,730	3,208	113,938	201,156	(261,194)	(60,038)
Income tax (benefit) expense	(1,816)	106	(1,710)	2,644	(938)	1,706
Net income (loss)	112,546	3,102	115,648	198,512	(260,256)	(61,744)
Net income (loss) attributable to Western Gas Equity Partners, LP	67,795	1,137	68,932	124,824	(95,561)	29,263

Limited partners’ interest in net income (loss)	67,795	1,137	68,932	123,082	(95,561)	27,521
Net income (loss) per common unit – basic and diluted	$0.31	$—	$0.31	$0.56	$(0.43)	$0.13

(1)	“As Reported” amounts previously included as a component of Depreciation, amortization and impairments in WGP’s Original Filing.

	Consolidated Balance Sheet as of June 30, 2015
thousands	As Reported	Adjustments	As Restated
Accumulated depreciation	$1,165,607	$261,194	$1,426,801
Net property, plant and equipment	4,782,541	(261,194)	4,521,347
Total assets	7,217,653	(261,194)	6,956,459

Accrued liabilities	149,669	(401)	149,268
Total current liabilities	213,143	(401)	212,742
Deferred income taxes	5,869	(537)	5,332
Total long-term liabilities	2,982,819	(537)	2,982,282
Total liabilities	3,195,962	(938)	3,195,024

Common units	1,244,765	(94,925)	1,149,840
Total partners’ capital	1,244,765	(94,925)	1,149,840
Noncontrolling interests	2,776,926	(165,331)	2,611,595
Total equity and partners’ capital	4,021,691	(260,256)	3,761,435
Total liabilities, equity and partners’ capital	7,217,653	(261,194)	6,956,459

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015
thousands	As Reported	Adjustments	As Restated
Net income (loss)	$198,512	$(260,256)	$(61,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (1)	126,763	(3,208)	123,555
Impairments (1)	9,490	264,402	273,892
Deferred income taxes	1,825	(537)	1,288
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	287	(401)	(114)

(1)	“As Reported” amounts previously included as a component of Depreciation, amortization and impairments in WGP’s Original Filing.

Adjustments to Previously Issued Financial Statements. WGP’s unaudited consolidated statements of income also reflect adjustments for the following amounts, which previously reduced Operation and maintenance expense, to revenues related to Gathering, processing and transportation of natural gas and natural gas liquids: $13.2 million and $25.0 million for the three and six months ended June 30, 2015, respectively, and $10.0 million and $16.6 million for the three and six months ended June 30, 2014, respectively. Management determined that the third-party producer reimbursements received for electricity purchased by WES are more appropriately classified as revenues, instead of as a reduction to Operation and maintenance expense. The correction of this error has no impact to Net income (loss), cash flows, or any non-GAAP metric WES uses to evaluate its operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q/A) and is not considered material to WGP’s results of operations for the three and six months ended June 30, 2015 and 2014. In future filings, WGP will revise its previously reported consolidated financial statements for 2013, 2014 and 2015 to reflect these adjustments.

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
The following table presents the impact of the DBJV system on revenues, equity income, net and net income (loss) as presented in WGP’s historical consolidated statements of income:

	Three Months Ended June 30, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues	$341,756	$15,625	$357,381
Equity income, net	13,008	—	13,008
Net income (loss)	97,746	4,135	101,881

	Six Months Ended June 30, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues	$628,745	$29,885	$658,630
Equity income, net	22,259	—	22,259
Net income (loss)	187,921	7,756	195,677

(1)	See Adjustments to Previously Issued Financial Statements in Note 1.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Revenues (1)	$271,966	$277,583	$530,281	$499,699
Equity income, net (1)	18,941	13,008	37,161	22,259
Cost of product (1)	53,078	38,666	96,990	58,037
Operation and maintenance (2)	17,496	16,827	32,872	29,378
General and administrative (3)	7,513	7,090	15,279	14,572
Operating expenses	78,087	62,583	145,141	101,987
Interest income (4)	4,225	4,225	8,450	8,450
Interest expense (5)	4,190	—	5,612	—
Distributions to WGP unitholders (6)	66,235	49,784	126,669	95,835
Distributions to WES unitholders (7)	550	474	1,080	743

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT (RESTATED)

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2015 (Restated)	December 31, 2014
Land	n/a	$3,336	$2,884
Gathering systems	3 to 47 years	5,527,042	4,972,892
Pipelines and equipment	15 to 45 years	136,303	151,107
Assets under construction	n/a	262,334	483,347
Other	3 to 40 years	19,133	16,420
Total property, plant and equipment		5,948,148	5,626,650
Accumulated depreciation		1,426,801	1,055,207
Net property, plant and equipment		$4,521,347	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During the six months ended June 30, 2015, WES recognized impairments of $273.9 million, primarily due to an impairment of $264.4 million at WES’s Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, WES recognized impairments of $9.5 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex. See Note 2 for a discussion of WES’s assets held for sale as of June 30, 2015.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL (RESTATED)

A summary of other current assets is as follows:

thousands	June 30, 2015	December 31, 2014
Natural gas liquids inventory	$6,447	$5,316
Natural gas imbalance receivables	1,016	415
Prepaid insurance	699	3,217
Other	3,861	1,893
Total other current assets	$12,023	$10,841

A summary of accrued liabilities is as follows:

thousands	June 30, 2015 (Restated)	December 31, 2014
Accrued capital expenditures	$78,086	$128,856
Accrued plant purchases	37,928	14,023
Accrued interest expense	26,071	24,741
Short-term asset retirement obligations	4,450	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	15	207
Other	2,243	1,338
Total accrued liabilities	$149,268	$170,864

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

RESTATEMENT AND OTHER ADJUSTMENTS

As discussed in the Explanatory Note and in Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures as of, and for the three and six months ended, June 30, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts and other adjustments. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our Original Filing.

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

(2)
WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for further information, including the preliminary allocation of the purchase price.

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

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A) by us through our partnership interests in WES as of June 30, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

Reconciliation of net income (loss) attributable to Western Gas Partners, LP to net income (loss) attributable to Western Gas Equity Partners, LP. The differences between net income (loss) attributable to Western Gas Partners, LP and net income (loss) attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Net income (loss) attributable to WES	$113,624	$99,167	$(66,166)	$190,223
Limited partner interests in WES not held by WGP (1)	(43,900)	(39,042)	97,049	(75,984)
General and administrative expenses (2)	(775)	(757)	(1,610)	(1,728)
Other income (expense), net	9	21	18	40
Property and other taxes	(26)	—	(26)	—
Interest expense	—	—	(2)	—
Net income (loss) attributable to WGP	$68,932	$59,389	$29,263	$112,551

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$241,455	$185,922	$463,110	$346,935
Natural gas, natural gas liquids and drip condensate sales	174,202	169,403	339,874	308,068
Other	915	2,056	1,997	3,627
Total revenues (1)	416,572	357,381	804,981	658,630
Equity income, net	18,941	13,008	37,161	22,259
Total operating expenses (1)	297,475	248,824	858,588	453,532
Operating income (loss)	138,038	121,565	(16,446)	227,357
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(27,604)	(20,864)	(50,564)	(34,825)
Other income (expense), net	71	214	142	691
Income (loss) before income taxes	114,730	105,140	(58,418)	201,673
Income tax (benefit) expense	(1,710)	2,523	1,706	4,308
Net income (loss)	116,440	102,617	(60,124)	197,365
Net income attributable to noncontrolling interest	2,816	3,450	6,042	7,142
Net income (loss) attributable to Western Gas Partners, LP (2)	$113,624	$99,167	$(66,166)	$190,223
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$277,360	$244,420	$531,396	$450,980
Adjusted EBITDA attributable to Western Gas Partners, LP	205,452	175,289	386,352	323,395
Distributable cash flow	173,308	143,794	321,305	268,920

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

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$241,455	$185,922	30%	$463,110	$346,935	33%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $55.5 million and $116.2 million for the three and six months ended June 30, 2015, respectively, primarily due to increases of (i) $41.4 million and $89.6 million, respectively, at the DJ Basin complex resulting from increased throughput, a higher gathering fee, and the introduction of a condensate handling fee in the first quarter of 2015, (ii) $15.8 million and $26.0 million, respectively, due to the acquisition of DBM in November 2014, (iii) $3.1 million and $6.0 million, respectively, at the Brasada complex due to increased throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015, and (iv) $3.0 million and $5.8 million, respectively, at the Hilight system due to higher throughput. These increases were partially offset by decreases of $5.2 million and $10.2 million, respectively, at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate and a third-party curtailment of production.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Natural gas sales	$71,463	$38,877	84%	$133,654	$70,786	89%
Natural gas liquids sales	92,317	118,647	(22)%	183,253	214,461	(15)%
Drip condensate sales	10,422	11,879	(12)%	22,967	22,821	1%
Total	$174,202	$169,403	3%	$339,874	$308,068	10%
Average price per unit:
Natural gas (per Mcf)	$3.68	$4.33	(15)%	$3.64	$4.30	(15)%
Natural gas liquids (per Bbl)	20.87	47.90	(56)%	23.10	46.45	(50)%
Drip condensate (per Bbl)	35.41	89.57	(60)%	44.53	83.48	(47)%

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

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $4.8 million for the three months ended June 30, 2015, consisting of a $32.6 million increase in natural gas sales, partially offset by decreases of $26.3 million in NGLs sales and $1.5 million in drip condensate sales.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $31.8 million for the six months ended June 30, 2015, consisting of increases of $62.9 million in natural gas sales and $0.1 million in drip condensate sales, partially offset by a decrease of $31.2 million in NGLs sales.
The growth in natural gas sales for the three and six months ended June 30, 2015, was primarily due to increases of (i) $20.4 million and $44.7 million, respectively, due to the acquisition of DBM in November 2014 and (ii) $18.5 million and $26.0 million, respectively, at the DJ Basin complex due to an increase in volumes sold. These increases were partially offset by decreases of $4.4 million and $5.3 million for the three and six months ended June 30, 2015, respectively, at the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014. In addition, the increase in natural gas sales for the three months ended June 30, 2015, was partially offset by a decrease of $1.2 million at the MGR assets due to a decrease in volumes sold.
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

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
NGL purchases	$73,362	$55,535	32%	$137,560	$103,416	33%
Residue purchases	66,878	52,506	27%	135,222	90,690	49%
Other	6,992	14,277	(51)%	13,875	23,603	(41)%
Cost of product	147,232	122,318	20%	286,657	217,709	32%
Operation and maintenance	70,048	65,440	7%	138,007	116,534	18%
Total cost of product and operation and maintenance expenses	$217,280	$187,758	16%	$424,664	$334,243	27%

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
Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended June 30, 2015, increased by $24.9 million, consisting of $17.8 million in NGL purchases and $14.4 million in residue purchases, partially offset by a decrease of $7.3 million in other.
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
The increase in residue purchases for the three months ended June 30, 2015, was primarily due to increases of (i) $19.8 million due to the acquisition of DBM in November 2014 and (ii) $6.5 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by decreases of (i) $8.2 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $2.0 million at the Granger straddle plant due to a decrease in volume.
The decrease in other items for the three months ended June 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $4.6 million increase in operation and maintenance expense for three months ended June 30, 2015, was primarily due to an increase of $8.3 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $3.2 million at the Non-Operated Marcellus Interest systems due to a decrease in third party operating expense.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the six months ended June 30, 2015, increased by $68.9 million, consisting of $34.1 million in NGL purchases and $44.5 million in residue purchases, partially offset by a decrease of $9.7 million in other.
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
The increase in residue purchases for the six months ended June 30, 2015, was primarily due to increases of (i) $43.5 million due to the acquisition of DBM in November 2014 and (ii) $19.7 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by decreases of (i) $14.3 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $2.5 million at the Granger straddle plant due to a decrease in volume.

The decrease in other items for the six months ended June 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $21.5 million increase in operation and maintenance expense for the six months ended June 30, 2015, was primarily due to an increase of $14.6 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $3.2 million at the Non-Operated Marcellus Interest systems due to a decrease in third party operating expense.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)	2015 (Restated)	2014	Inc/ (Dec)
General and administrative	$8,667	$8,445	3%	$19,179	$17,349	11%
Property and other taxes	8,775	7,316	20%	17,298	14,550	19%
Depreciation and amortization	61,485	44,962	37%	123,555	85,857	44%
Impairments	1,268	343	NM	273,892	1,533	NM
Total general and administrative, depreciation and amortization, impairments and other expenses	$80,195	$61,066	31%	$433,924	$119,289	NM

NM-Not meaningful

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
See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for a description of depreciation and amortization and impairment amounts restated.
Depreciation and amortization increased by $16.5 million for the three months ended June 30, 2015, primarily due to depreciation expense increases of (i) $11.9 million due to the acquisition of DBM in November 2014 and (ii) $4.6 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex. These increases were partially offset by a decrease of $3.3 million driven by the impairment at the Red Desert complex in March 2015.
Depreciation and amortization increased by $37.7 million for the six months ended June 30, 2015, primarily due to depreciation expense increases of (i) $23.6 million due to the acquisition of DBM in November 2014, (ii) $10.7 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex, and (iii) $2.8 million at the DBJV and Hilight systems. These increases were partially offset by a decrease of $3.3 million driven by the impairment at the Red Desert complex in March 2015.
Impairment expense increased by $0.9 million for the three months ended June 30, 2015, driven by the cancellation of projects at the DBJV system and the Red Desert and DJ Basin complexes.
Impairment expense increased by $272.4 million for the six months ended June 30, 2015, primarily due to an impairment of $264.4 million at WES’s Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, impairment expense increased by $8.0 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex and the cancellation of projects at the DBJV system and the Brasada and Red Desert complexes.

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

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)	2015 (Restated)	2014	Inc/ (Dec)
Income (loss) before income taxes	$114,730	$105,140	9%	$(58,418)	$201,673	(129)%
Income tax (benefit) expense	(1,710)	2,523	(168)%	1,706	4,308	(60)%
Effective tax rate	NM	2%		NM	2%

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

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less gains on divestitures, reimbursements for electricity-related expenses recorded as revenue and cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry.
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

Adjusted EBITDA attributable to Western Gas Partners, LP. WES defines Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense, less gains on divestitures, income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $30.2 million for the three months ended June 30, 2015, primarily due to a $59.2 million increase in total revenues and a $1.6 million increase in distributions from equity investees. These amounts were partially offset by a $24.9 million increase in cost of product, a $1.5 million increase in property and other tax expense, and a $4.6 million increase in operation and maintenance expenses.
Adjusted EBITDA increased by $63.0 million for the six months ended June 30, 2015, primarily due to a $146.4 million increase in total revenues and a $10.9 million increase in distributions from equity investees. These amounts were partially offset by a $68.9 million increase in cost of product, a $21.5 million increase in operation and maintenance expenses, a $2.7 million increase in property and other tax expense, and a $1.7 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$255,342	$222,913	$489,194	$418,684
Adjusted gross margin for crude/NGL assets	22,018	21,507	42,202	32,296
Adjusted gross margin attributable to Western Gas Partners, LP	277,360	244,420	531,396	450,980
Adjusted gross margin attributable to noncontrolling interest	4,661	4,935	9,469	10,029
Equity income, net	18,941	13,008	37,161	22,259
Reimbursed electricity-related charges recorded as revenues	13,221	10,036	25,031	16,553
Less:
Distributions from equity investees	25,902	24,328	47,572	36,641
Operation and maintenance	70,048	65,440	138,007	116,534
General and administrative	8,667	8,445	19,179	17,349
Property and other taxes	8,775	7,316	17,298	14,550
Depreciation and amortization	61,485	44,962	123,555	85,857
Impairments	1,268	343	273,892	1,533
Operating income (loss)	$138,038	$121,565	$(16,446)	$227,357

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$205,452	$175,289	$386,352	$323,395
Less:
Distributions from equity investees	25,902	24,328	47,572	36,641
Non-cash equity-based compensation expense	1,163	1,057	2,275	2,154
Interest expense	27,604	20,864	50,564	34,825
Income tax expense	—	2,523	3,416	4,308
Depreciation and amortization (1)	60,835	44,319	122,257	84,577
Impairments	1,268	343	273,892	1,533
Add:
Equity income, net	18,941	13,008	37,161	22,259
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	68	79	137	157
Income tax benefit	1,710	—	1,710	—
Net income (loss) attributable to Western Gas Partners, LP	$113,624	$99,167	$(66,166)	$190,223
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$205,452	$175,289	$386,352	$323,395
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	3,463	4,090	7,335	8,416
Interest income (expense), net	(23,379)	(16,639)	(42,114)	(26,375)
Uncontributed cash-based compensation awards	(68)	(20)	(145)	33
Accretion and amortization of long-term obligations, net	4,958	678	7,070	1,358
Current income tax benefit (expense)	(285)	(1,298)	(418)	(2,090)
Other income (expense), net (2)	71	82	142	163
Distributions from equity investments in excess of cumulative earnings	(5,574)	(7,804)	(8,538)	(9,848)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(28,463)	(8,421)	(46,135)	(23,860)
Accounts and natural gas imbalance payables and accrued liabilities, net	(10,000)	(2,439)	(118)	4,267
Other	(744)	2,369	(1,964)	4,247
Net cash provided by operating activities	$145,431	$145,887	$301,467	$279,706
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$301,467	$279,706
Net cash used in investing activities			(349,170)	(801,530)
Net cash provided by financing activities			68,417	531,725

(1)	Includes WES’s 75% share of depreciation and amortization; and other income attributable to the Chipeta complex.

(2)
Excludes income of zero and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and zero and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2015 (Restated)		2014	2015 (Restated)		2014
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$173,308		$143,794	$321,305		$268,920
Less:
Distributions from equity investees	25,902		24,328	47,572		36,641
Non-cash equity-based compensation expense	1,163		1,057	2,275		2,154
Interest expense, net (non-cash settled) (1)	4,190		—	5,610		—
Income tax (benefit) expense	(1,710)		2,523	1,706		4,308
Depreciation and amortization (2)	60,835		44,319	122,257		84,577
Impairments	1,268		343	273,892		1,533
Add:
Equity income, net	18,941		13,008	37,161		22,259
Cash paid for maintenance capital expenditures (2)	10,262		12,849	22,894		22,993
Capitalized interest	2,693		2,007	5,787		5,447
Cash paid for (reimbursement of) income taxes	—		—	(138)		(340)
Other income (2) (3)	68		79	137		157
Net income (loss) attributable to Western Gas Partners, LP	$113,624		$99,167	$(66,166)		$190,223
Distributions declared (4)
Limited partners of WES	$96,431			$189,570
General partner of WES	43,305			83,369
Total	$139,736			$272,939
Coverage ratio	1.24	x		1.18	x

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

Working capital. As of June 30, 2015, WES had $59.4 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of June 30, 2015, WES had $917.2 million available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for an update to WES’s contractual obligations as of June 30, 2015, including, but not limited to, increases in committed capital.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time of the Original Filing on July 30, 2015, Management concluded that WGP’s disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation, Management determined that a material weakness in internal control over financial reporting, as further discussed below, existed as of June 30, 2015. As a result of the determination of a material weakness in WGP’s internal control over financial reporting, Management has now concluded that WGP’s disclosure controls and procedures were not effective as of June 30, 2015.
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
WGP performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that the unaudited consolidated financial statements in this Form 10-Q/A as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are fairly presented, in all material respects, in accordance with GAAP.

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