Form 10-K
period 2015-12-31
Western Gas Equity Partners, LP
filed 2016-02-25
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $1.6 billion on June 30, 2015, based on the closing price as reported on the New York Stock Exchange.

At February 22, 2016, there were 218,919,380 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

COMMONLY USED TERMS AND DEFINITIONS

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its subsidiaries (“WES”). For purposes of this Form 10-K, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners,” or like terms refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC, and WES, as the context requires. As generally used within the energy industry and in this Form 10-K, the identified terms and definitions have the following meanings:
AESC: Anadarko Energy Services Company.
Affiliates: Subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, and FRP.
AMH: APC Midstream Holdings, LLC.
AMM: Anadarko Marcellus Midstream, L.L.C.
Anadarko: Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP.
Anadarko-Operated Marcellus Interest: WES’s interest in the Larry’s Creek, Seely and Warrensville gas gathering systems.
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Chipeta: Chipeta Processing, LLC.
Chipeta LLC agreement: Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009.
Condensate: A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
COP: Continuous offering programs.
Cryogenic: The process in which liquefied gases are used to bring volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.
DBJV: Delaware Basin JV Gathering LLC.
DBJV system: The gathering system and related facilities located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas.
DBM: Delaware Basin Midstream, LLC.
DBM complex: The cryogenic processing plants, gas gathering system, and related facilities and equipment that serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico.
Delivery point: The point where gas or natural gas liquids are delivered by a processor or transporter to a producer, shipper or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.

DJ Basin complex: The Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
Drip condensate: Heavier hydrocarbon liquids that fall out of the natural gas stream and are recovered in the gathering system without processing.
Dry gas: A gas primarily composed of methane and ethane where heavy hydrocarbons and water either do not exist or have been removed through processing.
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see the caption How WES Evaluates Its Operations under Part II, Item 7 of this Form 10-K.
End-use markets: The ultimate users/consumers of transported energy products.
Equity investment throughput: WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput.
Exchange Act: The Securities Exchange Act of 1934, as amended.
FERC: The Federal Energy Regulatory Commission.
Fort Union: Fort Union Gas Gathering, LLC.
Frac: The process of hydraulic fracturing, or the injection of fluids into the wellbore to create fractures in rock formations, stimulating the production of oil or gas.
Fractionation: The process of applying various levels of higher pressure and lower temperature to separate a stream of natural gas liquids into ethane, propane, normal butane, isobutane and natural gasoline for end-use sale.
FRP: Front Range Pipeline LLC.
GAAP: Generally accepted accounting principles in the United States.
Gpm: Gallons per minute, when used in the context of amine treating capacity.
Hinshaw pipeline: A pipeline that has received exemptions from regulations pursuant to the Natural Gas Act. These pipelines transport interstate natural gas not subject to regulations under the Natural Gas Act.
IDRs: Incentive distribution rights.
Imbalance: Imbalances result from (i) differences between gas and NGL volumes nominated by customers and gas and NGL volumes received from those customers and (ii) differences between gas and NGL volumes received from customers and gas and NGL volumes delivered to those customers.
Initial assets: The assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC and MIGC LLC, which Anadarko contributed to WES concurrently with the closing of WES’s IPO in May 2008.
IPO: Initial public offering.

Joule-Thompson (JT) processing plant: A type of processing plant that uses the Joule-Thompson effect to cool natural gas by expanding the gas from a higher pressure to a lower pressure which reduces the temperature.
LIBOR: London Interbank Offered Rate.
MBbls/d: One thousand barrels per day.
MGR: Mountain Gas Resources, LLC.
MGR assets: The Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
MIGC: MIGC, LLC.
MLP: Master limited partnership.
MMBtu: One million British thermal units.
MMcf: One million cubic feet.
MMcf/d: One million cubic feet per day.
Mont Belvieu JV: Enterprise EF78 LLC.
Natural gas liquid(s) or NGL(s): The combination of ethane, propane, normal butane, isobutane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.
Non-Operated Marcellus Interest: WES’s interest in the Liberty and Rome gas gathering systems.
Nuevo: Nuevo Midstream, LLC.
NYSE: New York Stock Exchange.
NYMEX: New York Mercantile Exchange.
OTTCO: Overland Trail Transmission, LLC.
Play: A group of gas or oil fields that contain known or potential commercial amounts of petroleum and/or natural gas.
Receipt point: The point where volumes are received by or into a gathering system, processing facility or transportation pipeline.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Refrigeration plant: A method of processing natural gas by reducing the gas temperature with the use of an external refrigeration system.
Rendezvous: Rendezvous Gas Services, LLC.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.

SEC: U.S. Securities and Exchange Commission.
Stabilization: The process of separating very light hydrocarbon gases, methane and ethane in particular, from heavier hydrocarbon components. This process reduces the volatility of the liquids during transportation and storage.
Tailgate: The point at which processed natural gas and/or natural gas liquids leave a processing facility for end-use markets.
TEFR Interests: The interests in TEP, TEG and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
TEUs: 7.50% Tangible equity units.
Wellhead: The point at which the hydrocarbons and water exit the ground.
WES: Western Gas Partners, LP.
WES GP: Western Gas Holdings, LLC, the general partner of WES.
WES LTIP: Western Gas Partners, LP 2008 Long-Term Incentive Plan.
WES RCF: WES’s senior unsecured revolving credit facility.
WGP: Western Gas Equity Partners, LP.
WGP GP: Western Gas Equity Holdings, LLC, the general partner of WGP.
WGP LTIP: Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan.
WGP WCF: The WGP working capital facility.
WGRI: Western Gas Resources, Inc.
White Cliffs: White Cliffs Pipeline, LLC.
2018 Notes: 2.600% Senior Notes due 2018.
2021 Notes: 5.375% Senior Notes due 2021.
2022 Notes: 4.000% Senior Notes due 2022.
2025 Notes: 3.950% Senior Notes due 2025.
2044 Notes: 5.450% Senior Notes due 2044.
$125.0 million COP: WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units.
$500.0 million COP: WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

Western Gas Equity Partners, LP. WGP is a Delaware MLP formed by Anadarko to own three types of partnership interests in WES. Our common units are publicly traded on the NYSE under the symbol “WGP.” WGP GP is our general partner and is a wholly owned subsidiary of Anadarko.
We were formed in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware MLP, and closed our IPO in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 1.8% general partner interest through our 100% ownership of WES GP (ii) 100% of the IDRs in WES and (iii) a significant limited partner interest in WES. As of December 31, 2015, we held 49,296,205 WES common units, representing a 34.6% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of the WES IDRs.

Western Gas Partners, LP. WES is an MLP engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.”

Available information. We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the SEC under the Exchange Act. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.
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

ASSETS AND AREAS OF OPERATION

As of December 31, 2015, WES’s assets and its investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	12	2	5	2
Natural gas treating facilities	12	4	—	3
Natural gas processing plants/trains (1)	18	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	—	—	—	1

(1)	On December 3, 2015, an incident occurred at the DBM complex. See General Trends and Outlook, under Part II, Item 7 of this Form 10-K.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. The following table provides information regarding WES’s assets by geographic region, as of and for the year ended December 31, 2015, excluding Trains IV and V at the DBM complex, which are currently under construction in West Texas (see Assets Under Development within these Items 1 and 2):

Area	Asset Type	Miles of Pipeline (1)	Approximate Number of Active Receipt Points (1)	Compression (HP) (1)	Processing or Treating Capacity (MMcf/d) (1) (2)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (3)	Average Gathering, Processing and Transportation Throughput (MBbls/d) (4)
Rocky Mountains	Gathering, Processing and Treating	7,336	4,883	551,898	3,384	2,388	—
	Transportation	1,732	55	41,968	—	105	33
Mid-Continent	Gathering	2,097	1,472	90,214	—	61	—
North-central Pennsylvania	Gathering	672	387	76,900	—	752	—
Texas	Gathering, Processing and Treating (5)	989	681	181,965	820	690	—
	Transportation	1,154	13	40,895	—	—	105
Total		13,980	7,491	983,840	4,204	3,996	138

(1)	All system metrics are presented on a gross basis and include owned, rented and leased compressors at certain facilities.

(2)
Capacity excludes 170 MBbls/d of fractionation capacity attributable to WES’s Mont Belvieu JV and 15 MBbls/d and 2 MBbls/d of stabilization capacity attributable to the Brasada and DBM complexes, respectively.

(3)
Includes 100% of Chipeta throughput, 50% of Newcastle and DBJV system throughput, 22% of Rendezvous throughput and 14.81% of Fort Union throughput, and throughput related to the Dew and Pinnacle systems (115 MMcf/d for the seven months ended July 31, 2015) prior to their divestiture in July 2015 (see Acquisitions and Divestitures within these Items 1 and 2).

(4)
Represents total throughput measured in barrels, consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput and 33.33% share of average FRP throughput. See Properties below for further descriptions of these systems.

(5)	See General Trends and Outlook, under Part II, Item 7 of this Form 10-K regarding the incident that occurred at WES’s DBM complex.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the United States. See Part II, Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2015, 2014 and 2013.

ACQUISITIONS AND DIVESTITURES

Acquisitions. On March 2, 2015, WES acquired Anadarko’s interest in DBJV, which owns a 50% interest in a gathering system and related facilities located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date and $188.7 million as of December 31, 2015. See Note 2—Acquisitions and Divestitures and Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Divestitures. During the third quarter of 2015, the Dew and Pinnacle systems in East Texas were sold to a third party for net proceeds of $145.6 million, after closing adjustments, resulting in a net gain on sale of $77.3 million recorded as Gain on divestiture and other, net in the consolidated statements of income.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) by us through our partnership interests in WES as of December 31, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-K to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.

EQUITY OFFERINGS

Public equity offerings. In June 2015, Anadarko sold 2,300,000 of its WGP common units to the public through an underwritten offering, including 300,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering.

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% TEUs, including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 10—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

WES equity offerings. Pursuant to WES’s $500.0 million COP, during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the three months and year ended December 31, 2015, were zero and $58.2 million, respectively. Commissions paid during the three months and year ended December 31, 2015, were zero and $0.6 million, respectively.

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

•
Increasing third-party volumes to WES’s systems. WES continues to actively market its midstream services to, and pursue strategic relationships with, third-party producers and customers with the intention of attracting additional volumes and/or expansion opportunities.

•
Managing commodity price exposure. WES intends to continue limiting its direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to a majority of the commodity price uncertainty through the use of fee-based contracts and fixed-price hedges.

•
Maintaining investment grade metrics. WES intends to operate at appropriate leverage and distribution coverage levels in line with other partnerships in its sector that maintain investment grade credit ratings. By maintaining investment grade credit metrics, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that WES will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance their accretion and overall return.

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

•
Commodity price and volumetric risk mitigation. WES’s cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the approximately 91% of its services that are provided pursuant to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit its exposure to commodity price changes with respect to a majority of its percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2015, 98% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the DJ Basin complex and Hugoton system swaps were further extended from January 1, 2016, through December 31, 2016. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, WES mitigates volumetric risk by entering into contracts with cost of service or demand charge structures. For the year ended December 31, 2015, and excluding throughput measured in barrels, 44% of WES’s throughput was subject to demand charges and 27% of WES’s throughput was contracted under a cost of service model.

•
Liquidity to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, long-term relationships and reasonable access to debt and equity capital markets provide it with the liquidity to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. As of December 31, 2015, WES had $300 million of outstanding borrowings and $6.4 million in outstanding letters of credit issued under the $1.2 billion WES RCF.

•
Substantial presence in basins with historically strong producer economics. Certain of WES’s systems are in areas, such as the Delaware and DJ Basins, and the Eagleford shale, which have historically seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. WES’s assets in these areas serve production where the hydrocarbons contain not only natural gas, but also oil, condensate and NGLs. In addition, WES’s interests in the Anadarko-Operated and Non-Operated Marcellus gathering systems serve dry gas production from the Marcellus shale, which is considered to have some of the most abundant low-cost, dry gas reserves due to the overall scale and quality of the underlying resource. See Properties below for further asset descriptions.

•
Well-positioned and well-maintained assets. We believe that WES’s asset portfolio, which is located in geographically diverse areas of operation, provides it with opportunities to expand and attract additional volumes to its systems from multiple productive reservoirs. Moreover, WES’s portfolio includes an integrated package of high-quality, well-maintained assets for which it has implemented modern processing, treating, measurement and operating technologies.

•
Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed ten related-party acquisitions and six third-party acquisitions, with an aggregate value of $5.1 billion (inclusive of the forecasted cash payment of $282.8 million for the acquisition of DBJV in March 2020, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

We believe that WES will effectively leverage its competitive strengths to successfully implement its strategy. However, WES’s business involves numerous risks and uncertainties that may prevent it from achieving its primary business objective. For a more complete description of the risks associated with our and WES’s business, read Risk Factors under Part I, Item 1A of this Form 10-K.

WES’S RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

WES’s operations and activities are managed by its general partner, WES GP, which is our wholly owned subsidiary. Anadarko, which owns our general partner, WGP GP, and an 87.3% limited partner interest in us, is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs.
We believe that one of WES’s principal strengths is its relationship with Anadarko, and that Anadarko, through its direct economic interest in us and significant indirect economic interest in WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of our and WES’s business.
As of December 31, 2015, Anadarko held 191,087,365 of our common units, representing an 87.3% limited partner interest in us. In addition, as of December 31, 2015, we held 49,296,205 WES common units, representing a 34.6% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of the WES IDRs. As of December 31, 2015, other subsidiaries of Anadarko held 757,619 WES common units and 11,411,862 Class C units, representing an aggregate 8.5% limited partner interest in WES.
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
For the year ended December 31, 2015, 43% of WES’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko, and 51% of WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. In addition, with respect to the Wattenberg, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has made dedications to WES that will continue to expand as long as additional wells are connected to these gathering systems. In executing its growth strategy, which includes acquiring and constructing additional midstream assets, WES will use the significant experience of Anadarko’s management team.
WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price volatility that would otherwise be present as a result of WES’s purchase and sale of natural gas, condensate or NGLs. These commodity price swap agreements with Anadarko at WES’s Hugoton system, MGR assets and DJ Basin complex are set to expire in December 2016. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Although we believe WES’s relationship with Anadarko provides it with a significant advantage in the midstream energy sector, it is also a source of potential conflicts. For example, neither we nor Anadarko is restricted from competing with WES. Given Anadarko’s significant indirect economic interest in WES and in us, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to WES over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to participate in such transactions. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES, nor is WES obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to WES or if WES will elect, or will have the ability, to pursue any such opportunities. See Risk Factors under Part I, Item 1A and Certain Relationships and Related Transactions, and Director Independence under Part III, Item 13 of this Form 10-K for more information.

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

•
Stabilization. In connection with WES’s gathering services, WES sometimes retains, stabilizes and sells drip condensate, which falls out of the natural gas stream during gathering. Stabilization is a process that separates the heavier hydrocarbons (which also serve as valuable commodities) found in natural gas, typically referred to as “liquids-rich” natural gas, from the lighter components by using a distillation process or by reducing the pressure and letting the more volatile components flash. WES provides stabilization for condensate at many of its processing plants (such as WES’s DJ Basin, Brasada and DBM complexes).

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

Typical Contractual Arrangements

Midstream natural gas services, other than transportation, are usually provided under contractual arrangements that vary in the amount of commodity price risk they carry. Three typical contract types, or combinations thereof, are described below:

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

The above midstream natural gas services, as well as the transportation of natural gas, NGLs and crude oil, can be performed on a firm or interruptible basis, as described below:

•
Firm. Firm service requires the reservation of capacity by a customer between certain receipt and delivery points or within a processing facility. Firm customers generally pay a demand or capacity reservation fee based on the amount of capacity being reserved, regardless of whether the capacity is used, plus, in specific cases, a usage fee based on the volumes gathered, processed or transported.

•
Interruptible. Interruptible service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay only for the volume actually gathered, processed or transported. The obligation to provide this service is limited to available capacity not otherwise used by firm customers, and, as such, customers receiving services under interruptible contracts are not assured capacity.

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding WES’s recognition of revenue under its contracts.

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation as of December 31, 2015.

GATHERING, PROCESSING AND TREATING

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison	Treating	3	450	8	14,320	—	—
Northeast Wyoming	Fort Union (1)	Gathering & Treating	3	295	3	5,454	1	318
Northeast Wyoming	Hilight	Gathering & Processing	2	60	43	46,919	1	1,315
Northeast Wyoming	Newcastle (1)	Gathering & Processing	1	3	6	2,660	1	180
Southwest Wyoming	Granger complex (2)	Gathering & Processing	4	500	44	48,617	1	834
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	1	125	33	58,129	1	1,033
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	5	7,485	1	338
Total			14	1,433	142	183,584	6	4,018

(1)	WES has a 14.81% interest in Fort Union and a 50% interest in Newcastle.

(2)	The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.

(3)	The Red Desert complex includes the Red Desert cryogenic processing plant, which is currently inactive, and the Patrick Draw cryogenic processing plant.

(4)	WES has a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Northeast Wyoming

Bison treating facility

•	Customers. Anadarko provided 52% of the throughput at the Bison treating facility for the year ended December 31, 2015. The remaining throughput was from two third-party producers.

•
Supply and delivery points. The Bison treating facility treats and compresses gas from coal-bed methane wells in the Powder River Basin of Wyoming. The Bison pipeline, operated by TransCanada Corporation, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility is also directly connected to Fort Union’s pipeline.

Fort Union gathering system and treating facility

•
Customers. Moriah Powder River LLC (“Moriah”), Copano Pipelines/Rocky Mountains, LLC, Crestone Powder River LLC and Powder River Midstream, LLC hold a majority of the firm capacity on the Fort Union system. Effective November 1, 2015, Anadarko released its contracted capacity to Moriah. To the extent capacity on the system is not used by these customers, it is available to third parties under interruptible agreements. During the year ended December 31, 2015, an impairment loss was recognized by the managing partner of Fort Union. See Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

•
Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the customers noted above throughout the Powder River Basin. Before September 1, 2015, the Fort Union system received gas from 1,900 Anadarko-operated coal-bed methane wells producing in the Big George coal play and a nearby multi-seam coal fairway. On September 1, 2015, Anadarko divested its interest in the Powder River Basin coal-bed methane to Moriah. The Fort Union customers noted above gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

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

Hilight gathering system and processing plant

•
Customers. Gas gathered and processed through the Hilight system is primarily from numerous third-party customers, with the six largest producers providing 75% of the system throughput during the year ended December 31, 2015. During the year ended December 31, 2015, the Hilight system was impaired to its estimated fair value. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

•	Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties, Wyoming.

•
Delivery points. The Hilight plant delivers residue into WES’s MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGL pipeline, resulting in all fractionated NGLs being sold locally through its truck and rail loading facilities.

Newcastle gathering system and processing plant

•
Customers. Gas gathered and processed through the Newcastle system is from 11 third-party customers, with the largest three producers providing 84% of the system throughput during the year ended December 31, 2015. The largest producer provided 49% of the throughput during the year ended December 31, 2015.

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

Southwest Wyoming

Granger gathering system and processing complex

•
Customers. For the year ended December 31, 2015, 3% of the Granger complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the five largest shippers providing 86% of the system throughput.

•	Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields. The Granger gas gathering system had 654 active receipt points as of December 31, 2015.

•	Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

◦	CIG;

◦	Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with Tesoro Logistics LP’s (“Tesoro”) Rendezvous pipeline (“Rendezvous pipeline”);

◦	Questar Pipeline Company (“Questar pipeline”);

◦	Questar Overthrust Pipeline (“Overthrust”);

◦	The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);

◦	WES’s OTTCO pipeline; and

◦	WES’s Mountain Gas Transportation LLC (“MGTI”).

The NGLs have market access to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex

•
Customers. For the year ended December 31, 2015, 4% of the Red Desert complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the six largest producers providing 66% of the system throughput. During the year ended December 31, 2015, the Red Desert complex was impaired to its estimated salvage value. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

•
Supply and delivery points. The Rendezvous gathering system provides high pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to WES’s Granger plant, as well as Tesoro’s Blacks Fork gas processing plant, which connects to the Questar pipeline, NWPL and the Kern River pipeline via the Rendezvous pipeline.

Overview - Rocky Mountains - Colorado and Utah

Chipeta
Helper
Clawson
DJ Basin
UTAH
COLORADO
Summit
Daggett
Salt Lake
Wasatch
Duchesne
Utah
Uintah
Carbon
Sanpete
Emery
Grand
Sevier
Piute
Wayne
Garfield
San Juan
Moffat
Rio Blanco
Garfield
Routt
Jackson
Larimer
Weld
Logan
Morgan
Washington
Boulder
Grand
Gilpin
Clear Creek
Adams
Denver
Arapahoe
Jefferson
Eagle
Summit
Mesa
Pitkin
Lake
Park
Elbert
Lincoln
Teller
El Paso
Delta
Gunnison
Chaffee
Fremont
Montrose
Ouray
Kiowa
Crowley
San Miguel
Hinsdale
Saguache
Custer
Pueblo
Otero
Bent
Dolores
San Juan
Mineral
Rio Grande
Alamosa
Huerfano
Montezuma
La Plata
Archuleta
Conejos
Costilla
Wyoming
Utah
Colorado
Legend
Gathering system boundary
Treating facility
Processing facility

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Colorado	DJ Basin complex (1)	Gathering, Processing & Treating	9	919	117	262,564	2	3,137
Utah	Chipeta (2)	Processing	4	980	18	84,007	—	—
Utah	Clawson	Gathering & Treating	2	20 (3)	5	6,310	1	31
Utah	Helper	Gathering & Treating	3	32 (3)	11	14,075	1	85
Total			18	1,951	151	366,956	4	3,253

(1)
The DJ Basin complex includes the Platte Valley, Fort Lupton, Fort Lupton JT, Hambert JT, and Lancaster Trains I and II processing plants, the Platteville amine treating plant, and the Wattenberg gathering system.

(2)	WES is the managing member of and owns a 75% interest in Chipeta. Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant.

(3)	At current carbon dioxide levels and operating conditions.

Rocky Mountains - Colorado

DJ Basin gathering system, treating facility and processing complex. During the year ended December 31, 2015, Lancaster Train II, a second 300 MMcf/d train within the DJ Basin complex, was placed into service increasing the nameplate capacity of the Lancaster Trains to 600 MMcf/d. The complex supports increasing production from horizontal drilling in the Niobrara development, helping to relieve processing constraints and improve recoveries of NGLs in the basin.

•
Customers. For the year ended December 31, 2015, 67% of the DJ Basin complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the largest providing 20% of the throughput.

•
Supply and delivery points. There were 2,753 active receipt points connected to the DJ Basin complex as of December 31, 2015. The DJ Basin complex is primarily supplied by the Wattenberg field, in which Anadarko controls 866,000 gross acres and drilled 365 wells and completed 276 wells during the year ended December 31, 2015.

As of December 31, 2015, the DJ Basin complex had the following delivery points for gas not processed within the DJ Basin complex:

◦	Anadarko’s Wattenberg plant;

◦	DCP Midstream LP’s (“DCP”) Spindle, Mewbourn and Platteville plants; and

◦	AKA Energy Group, LLC’s Gilcrest plant.

The DJ Basin complex is connected to CIG and Xcel Energy’s residue pipelines for natural gas residue takeaway and to the Overland Pass Pipeline Company LLC’s pipeline and FRP’s pipeline for NGL takeaway. In addition, the NGL fractionator at the Platte Valley plant and associated truck-loading facility provides access to local NGL markets.

Rocky Mountains - Utah

Chipeta processing complex

•
Customers. Anadarko is the largest customer on the Chipeta system with 77% of the system throughput for the year ended December 31, 2015. The balance of throughput on the system during the year ended December 31, 2015 was from 14 third-party customers.

•
Supply. The Chipeta system is well positioned to access Anadarko and third-party production in the Uinta Basin where Anadarko controls 249,000 gross acres. Chipeta’s inlet is connected to Anadarko’s Natural Buttes gathering system, the Questar pipeline and the Three Rivers Gathering, LLC’s system, which is owned by Ute Energy and another third party.

•
Delivery points. The Chipeta plant delivers NGLs to MAPL, which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas and ultimately to the NGL fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has natural gas delivery points through the following pipelines delivering to markets throughout the Rockies and Western United States:

◦	CIG;

◦	Questar pipeline; and

◦	WIC.

Clawson gathering system and treating facility

•	Customers. Anadarko is the only shipper on the Clawson gathering system.

•	Supply. The Clawson Springs field covers 7,600 gross acres and produces primarily from the Ferron Coal play.

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

•
Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uinta Basin that produce from the Ferron Coal play. Anadarko owns 19,000 gross acres in the Helper field and 20,000 gross acres in the Cardinal Draw field.

•
Delivery points. The Helper gathering system delivers into the Questar pipeline. The Questar pipeline provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River pipeline, which provides transportation to markets in the Western United States, primarily California.

Overview - Mid-Continent and North-central Pennsylvania

Location	Asset	Type	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Southwest Kansas & Oklahoma	Hugoton	Gathering	87	90,214	1	2,097
North-central Pennsylvania	Non-Operated Marcellus (1)	Gathering	25	70,000	2	521
North-central Pennsylvania	Anadarko-Operated Marcellus (2)	Gathering	5	6,900	3	151
Total			117	167,114	6	2,769

(1)	WES owns a 33.75% interest in the Non-Operated Marcellus Interest gathering systems, with a third party serving as the operator.

(2)	WES owns a 33.75% interest in the Anadarko-Operated Marcellus Interest gathering systems, with Anadarko serving as the operator.

Southwest Kansas and Oklahoma
Hugoton gathering system

•
Customers. Anadarko is the largest customer on the Hugoton gathering system with 88% of the system throughput during the year ended December 31, 2015. Two third-party shippers account for 7% of the system throughput, with the balance from various other third-party shippers.

•
Supply. The Hugoton field continues to be a long-life, low-decline asset for Anadarko, which has an extensive acreage position in the field with 470,000 gross acres. A 200-barrel-per-day condensate stabilization facility is currently under construction and will be operational in the first quarter of 2016.

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

North-central Pennsylvania

NEW YORK
PENNSYLVANIA
Non-Operated Marcellus
(33.75% interest)
Anadarko-Operated Marcellus
(33.75% interest)
Tioga
Bradford
Susquehanna
Wyoming
Sullivan
Lycoming
Luzerne
Clinton
Union
Montour
Schuylkill
Pennsylvania
Legend
Gathering system boundary

Marcellus gathering systems

•
Customers. As of December 31, 2015, in addition to Anadarko, the Non-Operated Marcellus Interest gathering systems had seven priority shippers on its Rome gathering system and six priority shippers on its Liberty gathering system. Also as of December 31, 2015, in addition to Anadarko, the Anadarko-Operated Marcellus Interest gathering systems had six priority shippers. For the year ended December 31, 2015, Anadarko represented 18% and 40% of throughput on the Non-Operated Marcellus Interest gathering systems and the Anadarko-Operated Marcellus Interest gathering systems, respectively. Capacity not used by priority shippers is available to third parties.

•
Supply and delivery points. As of December 31, 2015, Anadarko had a working interest in over 625,000 gross acres within the Marcellus shale. The Non-Operated Marcellus Interest gathering systems have access to Transcontinental Gas Pipeline Company, LLC’s pipeline (“TRANSCO”), Tennessee Gas Pipeline Company, LLC’s pipeline and Millennium Pipeline Company, LLC’s pipeline. The Anadarko-Operated Marcellus Interest gathering systems have access to TRANSCO.

Overview - Texas

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing Capacity (MBbls/d)	Compressors (1)	Compression Horsepower (1)	Gathering Systems	Pipeline Miles
East Texas	Mont Belvieu JV (2)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex (3)	Gathering, Processing & Treating	3	200	15	14	30,450	1	57
West Texas	Haley	Gathering	—	—	—	10	15,100	1	155
West Texas	DBM complex (4)	Gathering, Processing & Treating	3	300	2	53	82,010	1	321
West Texas	DBJV system (5)	Gathering & Treating	4	320	—	42	54,405	1	456
Total			12	820	187	119	181,965	4	989

(1)	Includes owned, rented and leased compressors and compression horsepower.

(2)	WES owns a 25% interest in the Mont Belvieu JV, which owns two NGL fractionation trains. A third party serves as the operator.

(3)	Includes 15 MBbls/d of condensate stabilization capacity at the Brasada complex.

(4)
Excludes 1,775 gpm of amine treating capacity at the DBM complex. Trains IV and V are currently under construction. See Assets Under Development below and General Trends and Outlook, under Part II, Item 7 of this Form 10-K.

(5)	WES owns a 50% interest in the DBJV system and serves as the operator.

East and South Texas

Texas
TEXAS
Brasada
Mont Belvieu JV
(25% interest)
Mason
Llano
Burnet
Williamson
Milam
Brazos
Walker
Polk
Tyler
San Jacinto
Grimes
Burleson
Travis
Lee
Montgomery
Blanco
Washington
Bastrop
Hays
Waller
Harris
Caldwell
Fayette
Comal
Austin
Chambers
Guadalupe
Colorado
Fort Bend
Bexar
Uvalde
Medina
Gonzales
Lavaca
Wharton
Galveston
Wilson
Brazoria
DeWitt
Atascosa
Karnes
Jackson
Zavala
Frio
Victoria
Matagorda
Goliad
Dimmit
La Salle
McMullen
Live Oak
Bee
Calhoun
Refugio
Legend
Gathering system boundary
Treating facility
Processing facility

East Texas

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

South Texas

Brasada gathering system, stabilization facility and processing complex

•	Customers. Anadarko provides 100% of the throughput to the Brasada complex. Anadarko delivers gas and condensate to the plant on behalf of itself and its upstream joint interest owners.

•	Supply. Supply of gas and NGLs for the facility comes from Anadarko’s production in the Eagleford shale, in which Anadarko controls 346,000 gross acres.

•
Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream, LLC. It delivers stabilized condensate into Plains All American Pipeline and NGLs into the South Texas NGL Pipeline System operated by Enterprise.

West Texas
Haley gathering system

•	Customers. Anadarko’s production represented 77% of the Haley gathering system’s throughput for the year ended December 31, 2015. The remaining throughput was attributable to one third-party producer.

•	Supply. As of December 31, 2015, Anadarko holds an interest in over 600,000 gross acres in the greater Delaware Basin, a portion of which is gathered by the Haley gathering system.

•
Delivery points. The Haley gathering system provides both lean and rich gas gathering service. The lean service delivery point is into Enterprise GC, LLC’s pipeline for ultimate delivery into ETP’s Oasis pipeline (the “Oasis pipeline”). The rich service system delivery point is into a high pressure gathering line (the “Avalon Express pipeline”), which is part of WES’s DBJV system. The Avalon Express pipeline can deliver gas into either the Bone Spring Gas Processing plant (the “Bone Spring plant”) or the Mi Vida Gas Processing plant (the “Mi Vida plant”) for NGL extraction, both of which are partially owned by Anadarko. Downstream pipelines at the plant tailgates include the Oasis and Transwestern pipelines at the Bone Spring plant and the Oasis pipeline at the Mi Vida plant. These downstream pipelines provide transportation to both the Waha Hub and Houston Ship Channel markets.

DBM gathering system, treating facility and processing complex. The DBM complex includes 300 MMcf/d of cryogenic processing capacity, 1,775 gpm of amine treating capacity and a 321-mile rich gas gathering system, which has both high and low pressure segments. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. There were no serious injuries and the majority of damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and is expected to be able to accept limited deliveries of gas in April 2016, and it is expected to return to full service by the end of the second quarter of 2016, along with new liquid handling and amine treating facilities. There was no damage to Trains IV and V, which were under construction at the time of the incident, and they are expected to be completed by the previously announced in-service dates. See Assets Under Development within these Items 1 and 2. WES has a property damage insurance policy designed to cover costs to repair or rebuild damaged assets (less a $1 million deductible), and business interruption insurance designed to cover lost earnings after January 2, 2016. Insurance claims are in process under both of these policies.

•
Customers. Gas gathered and processed through the DBM complex is primarily from third-party producers, with the three largest producers providing 62% of the system throughput for the year ended December 31, 2015.

•
Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring and Wolfcamp formations in the Delaware Basin portion of the Permian Basin. Anadarko holds an interest in over 600,000 gross acres within the Delaware Basin.

•
Delivery points. Residue gas produced at the facility is delivered to an interconnect with the El Paso Natural Gas pipeline. NGL production is delivered into both the Sand Hills pipeline and the Lone Star NGL LLC’s pipeline.

DBJV gathering and treating facility. The system consists of 456 miles of low pressure and high pressure gas gathering located in Loving, Ward, Winkler and Reeves Counties, Texas.

•	Customers. Anadarko’s production represented 74% of the DBJV system’s throughput for the year ended December 31, 2015. The remaining throughput was attributable to one third-party producer.

•	Supply. The system gathers lean Penn gas, as well as liquids-rich Bone Spring, Avalon and Wolfcamp gas.

•
Delivery points. Rich Avalon, Bone Spring and Wolfcamp gas is dehydrated, compressed and delivered to both the Bone Spring plant and the Mi Vida plant for processing, while Lean Penn gas is delivered into Enterprise GC, LP. Residue gas from the Bone Spring and Mi Vida plants is delivered into the Oasis pipeline or Transwestern pipeline.

TRANSPORTATION

Overview

Location	Asset	Type	Compressors / Pump Stations	Operational Horsepower	Pipeline Miles
Northeast Wyoming	MIGC (1)	Gas	15	23,794	246
Southwest Wyoming	OTTCO	Gas	1	3,174	217
Utah	GNB NGL (1)	NGL	—	—	32
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil	12	15,000	1,054
Colorado, Oklahoma, Texas	FRP (1) (3)	NGL	6	12,000	435
Texas, Oklahoma	TEG (3)	NGL	19	1,895	117
Texas	TEP (1) (3)	NGL	12	27,000	593
Texas	Ramsey Residue Line (1)	Gas	—	—	9
Total			65	82,863	2,703

(1)	MIGC, GNB NGL, White Cliffs, FRP, TEP and the Ramsey Residue Line (at the DBM complex) are regulated by FERC.

(2)	WES owns a 10% interest in the White Cliffs pipeline, which is operated by a third party.

(3)	WES owns a 20% interest in TEG and TEP and a 33.33% interest in FRP. All three systems are operated by third parties.

Rocky Mountains - Northeast Wyoming

MIGC transportation system

•
Customers. Anadarko is the largest firm shipper on the MIGC system, with 90% of the throughput for the year ended December 31, 2015. The remaining throughput on the MIGC system was from 18 third-party shippers. MIGC is certificated for 175 MMcf/d of firm transportation capacity.

•
Supply. MIGC receives gas from various coal-bed methane gathering systems in the Powder River Basin and the Hilight system, as well as from WBI Energy Transmission, Inc. on the north end of the transportation system.

•	Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦	CIG;

◦	TIGT; and

◦	WIC.

Volumes can also be delivered to Cheyenne Light Fuel & Power and several industrial users.

Rocky Mountains - Southwest Wyoming

OTTCO transportation system

•
Customers. For the year ended December 31, 2015, 12% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements.

•
Supply and delivery points. Supply points to the OTTCO transportation system include approximately 50 wellheads, the Granger complex and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch and the Jonah and Pinedale Anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities and an inactive interconnection with the Kern River pipeline.

Rocky Mountains - Utah

GNB NGL pipeline

•	Customers. Anadarko was the only shipper on the GNB NGL pipeline for the year ended December 31, 2015.

•	Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas processing facility and Tesoro’s Stagecoach/Iron Horse gas processing complex.

•
Delivery points. The GNB NGL pipeline delivers NGLs to MAPL, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGL fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Colorado

White Cliffs pipeline

•
Customers. The White Cliffs pipeline had multiple committed shippers, including Anadarko, during the year ended December 31, 2015. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual pipeline system provides 150 MBbls/d of crude takeaway capacity from Platteville, Colorado to Cushing, Oklahoma. White Cliffs is currently undergoing an expansion project that will increase the pipeline’s capacity to approximately 215 MBbls/d. This expansion project is scheduled to be completed in the first half of 2016.

•	Supply. The White Cliffs pipeline is supplied by production from the DJ Basin and offers the only direct route from the DJ Basin to Cushing, Oklahoma.

•
Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries. At the point of origin, it has a 330,000-barrel storage facility adjacent to a truck-unloading facility.

Texas

TEFR Interests

•
Front Range Pipeline. FRP provides takeaway capacity from the DJ Basin in Northeast Colorado. FRP has injection points from gas plants in Weld County, Colorado (including WES’s Lancaster plant), which is within the DJ Basin complex (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. During the year ended December 31, 2015, FRP had two committed shippers, including Anadarko, and provides capacity for other shippers at the posted FERC tariff rate.

•
Texas Express Gathering. TEG consists of two NGL gathering systems that provide plants in North Texas, the Texas panhandle and West Oklahoma with access to NGL takeaway capacity on TEP. TEG had one committed shipper during the year ended December 31, 2015.

•
Texas Express Pipeline. TEP delivers to NGL fractionation and storage facilities in Mont Belvieu, Texas. At Skellytown, Texas, TEP is supplied with NGLs from other pipelines including FRP and MAPL. TEP had multiple committed shippers, including Anadarko, during the year ended December 31, 2015 and provides capacity for other shippers at the posted FERC tariff rates.

Ramsey Residue Line. The Ramsey Residue Line extends from the tailgate of the DBM complex to Kinder Morgan, Inc.’s interstate pipeline system located approximately 9 miles south of the DBM complex and also has a delivery point into the Enterprise pipeline. This Ramsey Residue Line transports residue gas from the DBM complex to interstate markets and is a FERC-regulated pipeline. See DBM gathering system, treating facility and processing complex within these Items 1 and 2.

Assets Under Development

WES currently has the following significant projects scheduled for completion in 2016 and 2017 in West Texas:

•
DBM Trains IV, V and VI: WES is currently constructing Trains IV and V at its DBM complex with 200 MMcf/d of designed processing capacity per train and in-service dates expected during the first half (Train IV) and second half (Train V) of 2016. WES has also made progress payments towards the construction of another cryogenic unit at the DBM complex (Train VI), with an expected in-service date of mid-2017.

•
Ramsey Residue Line Expansion: WES began construction of a new residue gas pipeline that will extend from the tailgate of the DBM complex to Kinder Morgan’s El Paso Natural Gas Pipeline system located approximately 9 miles north of the complex. It is anticipated the new line will be in service during the first half of 2016.

COMPETITION

The midstream services business is very competitive. WES’s competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition for natural gas and NGL volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, a substantial portion of WES’s throughput volumes on a majority of its systems are owned or controlled by Anadarko. In addition, Anadarko has dedicated future production to WES from its acreage surrounding the Wattenberg, Haley, Helper, Clawson and Hugoton gathering systems. We believe that WES’s assets that are located outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes due to its competitive rates.
We believe the primary advantages of WES’s assets are their proximity to established and/or future production, and the service flexibility they provide to producers. We believe WES can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants at December 31, 2015.

System	Competitor(s)

Anadarko-Operated Marcellus Interest gathering systems	ETP and National Fuel Gas Midstream Corporation
Bison treating facility	Thunder Creek Gas Services, LLC and Fort Union (treating only)
Brasada gathering system, stabilization facility and processing complex	Enterprise, ETP, Targa Resources, LP, Kinder Morgan, Inc., Plains All American Pipeline and Howard Energy Partners
Chipeta processing complex	Tesoro and Kinder Morgan, Inc.
DBJV system	ETP, Outrigger Midstream, Enterprise GC, LP, Targa Resources, LP
DBM gathering system, treating facility and processing complex	ETP, Enterprise GC, LP, Enlink Midstream, LP, MPLX LP, and Targa Midstream, LP
DJ Basin gathering system, treating facility and processing complex	DCP and AKA Energy Group, LLC
Fort Union gathering system and treating facility	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, LLC and TransCanada Corporation
Granger gathering system and processing complex	Williams Field Services, Enterprise/Jonah Gas Gathering Company and Tesoro
Haley gathering system	ETP, Outrigger Midstream, Enterprise GC, LP and Targa Midstream Services, LP
Helper and Clawson gathering systems and treating facilities	XTO Energy
Hilight gathering system and processing plant	DCP, ONEOK Gas Gathering Company, Thunder Creek Gas Services, LLC, Crestwood-Access, Tallgrass Energy Partners, LP and Agave Energy Company
Hugoton gathering system	ONEOK Gas Gathering Company, DCP and Linn Energy
Mont Belvieu JV fractionation trains	Targa Resources LP, Phillips 66, Lone Star NGL LLC and ONEOK Partners, LP
Newcastle gathering system and processing plant	DCP
Non-Operated Marcellus Interest gathering systems	ETP
Red Desert gathering system and processing complex	Williams Field Services and Tesoro
Rendezvous gathering system	No significant direct competition

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, LLC, TransCanada Corporation’s Bison pipeline and the Fort Union gathering system. The GNB NGL Pipeline’s major competitor is Tesoro. The White Cliffs pipeline will face direct competition from the Saddlehorn pipeline, currently under construction, in which Anadarko is a 20% interest owner. The Saddlehorn pipeline will transport crude oil from the DJ Basin and the broader Rocky Mountain area to Cushing, Oklahoma. White Cliffs pipeline shippers can also sell crude oil in local markets or ship crude via rail services rather than via pipeline to Cushing, Oklahoma. The TEFR Interests compete with the Sand Hills pipeline, West Texas LPG Pipeline LP’s, Lone Star NGL LLC’s West Texas System, Overland Pass Pipeline Company LLC’s pipeline and the Seminole pipeline. The OTTCO transportation system and the Ramsey Residue Line face no direct competition.

REGULATION OF OPERATIONS

Safety and Maintenance

Many of the pipelines WES uses to gather and transport oil, natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (the “DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs and oil. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (the “PSI Act”) and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Past operation of WES’s pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs that could have a material adverse effect on our results of operations or financial position.
These pipeline safety laws were amended when President Obama signed the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directed the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, pipeline material strength testing, verification of the maximum allowable pressure of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmissions pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. The 2011 Pipeline Safety Act reauthorized PHMSA through fiscal year 2015. New legislation that would reauthorize PHMSA through fiscal year 2019 and require the agency to complete outstanding mandates from the 2011 Pipeline Safety Act was approved by the Senate Commerce Committee on December 9, 2015, and will be considered for adoption by the Senate. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act or any new pipeline safety legislation, as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto, could require WES to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could result in WES incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

In addition, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. WES does not anticipate any significant difficulty or material cost in complying with applicable intrastate pipeline safety laws and regulations in 2016. WES’s pipelines have operations and maintenance plans designed to keep the facilities in compliance with pipeline safety requirements. WES, or the entities in which it owns an interest, periodically inspect their pipelines pursuant to applicable state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states in which WES operates that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on WES and similarly situated midstream operators. For example, federal construction, maintenance and inspection standards that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. In recent years, the PHSMA has considered changes to this “rural gathering exemption,” including publishing an advance notice of proposed rulemaking (“ANPR”) relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements and, more recently, an ANPR relating to hazardous liquid pipelines in October 2015, in which the agency is seeking public comment on, among other things, extending reporting requirements to all gravity and gathering lines, requiring periodic incline integrity assessments of pipelines that are located outside of high consequence areas, and requiring the use of leak detection systems on pipelines in all locations, including outside of high consequence areas. The changes proposed by PHMSA in each of these ANPRs continue to remain under consideration by the agency.
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
However, notwithstanding the applicability of these PSM and RMP requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in recent years expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. To the extent that these actions by PHMSA are pursued, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

Interstate Natural Gas Pipeline Regulation

Regulation of pipeline transportation services may affect certain aspects of WES’s business and the market for its products and services.
The operation of WES’s MIGC pipeline and WES’s natural gas residue pipeline at the tailgate of the DBM complex (“DBM pipeline”) are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as our or WES’s unitholders, are subject to U.S. income tax. This policy affects whom we and WES allow to own WGP or WES units, and if we or WES are not successful in limiting ownership to persons or entities subject to U.S. income tax, the rates and revenues for FERC-regulated pipelines could be adversely affected.
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

Financial Reform Legislation

For a description of financial reform legislation that may affect WES’s business, financial condition and results of operations, read Risk Factors under Part I, Item 1A of this Form 10-K for more information.

ENVIRONMENTAL MATTERS

WES’s business operations are subject to numerous federal, regional, state, tribal, and local environmental laws and regulations. The more significant of these existing environmental laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•
the U.S. Clean Air Act, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring, and reporting requirements, and the EPA uses as its basis for adopting greenhouse gas regulatory initiatives.

•
the U.S. Federal Water Pollution Control Act, also known as the Federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemakings as protected waters of the United States.

•
the U.S. Oil Pollution Act of 1990, which subjects owners and operators of onshore facilities and pipelines to liability for removal costs and damages arising from an oil spill in waters of the United States.

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

•	the U.S. Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes.

•
the U.S. Safe Drinking Water Act, which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources.

•
the U.S. Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories.

•
the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas.

•
the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of Environmental Assessments and more detailed Environmental Impact Statements that may be made available for public review and comment.

These laws and regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of WES’s activities in a particular area. See the following risk factors under Part I, Item 1A of this Form 10-K for further discussion on ozone standards, climate change, including methane or other greenhouse gas emissions, hydraulic fracturing and other regulations related to environmental protection: “WES is subject to stringent and comprehensive environmental laws and regulations that may expose WES to significant costs and liabilities,” “The adoption of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides,” and “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and natural gas wells, which could decrease the need for WES’s gathering and processing services.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as new standards, such as air emission standards and water quality standards, continue to evolve.
Many states where WES operates also have, or are developing, similar environmental laws and regulations governing many of these same types of activities. While the legal requirements imposed under state law may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development or expansion of a project or substantially increase the cost of doing business. In addition, environmental laws and regulations, including new or amended legal requirements that may arise to address potential environmental concerns including air and water impacts, are expected to continue to have an increasing impact on WES’s operations in the United States.
WES has incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Although WES is not fully insured against all environmental and occupational health and safety risks, and WES’s insurance does not cover any penalties or fines that may be issued by a governmental authority, it maintains insurance coverage that it believes is sufficient based on WES’s assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, as well as claims for damages to property or persons resulting from WES’s operations, could result in substantial costs and liabilities, including administrative, civil, and criminal penalties, to WES. Historically, WES’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not have a material adverse effect on its business, financial condition, results of operations, or cash flows in the future, or that new or more stringently applied existing laws and regulations will not materially increase the cost of doing business.

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

WES’s real property is classified into two categories: (1) parcels that it owns in fee title and (2) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for WES’s operations. Portions of the land on which WES’s plants and other major facilities are located are owned by it in fee title, and WES believes that it has satisfactory title to these lands. The remainder of the land on which WES’s plant sites and major facilities are located are held by it pursuant to surface leases between WES, as lessee, and the fee owner of the lands, as lessors. WES or its affiliates have leased or owned these lands for many years without any material challenge known to it relating to the title to the land upon which the assets are located, and WES believes that it has satisfactory leasehold estates or fee ownership of such lands. WES has no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by WES or to its title to any material lease, easement, right-of-way, permit or lease, and WES believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.
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

EMPLOYEES

We and our general partner have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s Board of Directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s Board of Directors. As of December 31, 2015, Anadarko employed 364 people who provided direct support to WES’s field operations. All of these employees are deemed jointly employed by Anadarko and WES GP under the services and secondment agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good. We and WES have separately contracted with Anadarko under omnibus agreements for general and administrative support.

Item 1A.  Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-K, and may from time to time make in other public filings, press releases and statements by management, forward-looking statements concerning WES’s operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.
Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of, and the amounts of, distributions from WES;

•	WES’s and Anadarko’s assumptions about the energy market;

•	WES’s future throughput, including Anadarko’s production, which is gathered or processed by or transported through WES’s assets, and any corresponding commodity price swap agreements with Anadarko;

•	operating results of WES;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations of WES, and WES’s ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which WES is doing business;

•	federal, state and local laws, including those that limit Anadarko and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our or WES’s status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of WES or Anadarko;

•	the creditworthiness of Anadarko or WES’s other counterparties, including financial institutions, operating partners, and other parties;

•	changes in WES’s or Anadarko’s capital program, strategy or desired areas of focus;

•	WES’s commitments to capital projects;

•	WES’s ability to use the WES RCF;

our and WES’s ability to repay debt;

•	WES’s ability to mitigate exposure to the commodity price risks inherent in its percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among WES, WES GP, WGP and our general partner, and affiliates, including Anadarko;

•	WES’s ability to maintain and/or obtain rights to operate its assets on land owned by third parties;

•	our or WES’s ability to acquire assets on acceptable terms;

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing and transportation agreements and its $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of our or WES’s future issuances of equity and debt securities; and

•
other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Policies and Estimates included under Part II, Item 7 of this Form 10-K, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-K could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

In addition, the actual amount of cash WES will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the level of its operating and maintenance and general and administrative costs;

•	its debt service requirements and other payment obligations;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	its treatment as a flow-through entity for U.S. federal income tax purposes;

•	restrictions contained in debt agreements to which it is a party or with respect to convertible preferred units WES has agreed to issue; and

•	the amount of cash reserves established by WES GP.

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.80 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

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

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.80 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the Board of Directors of our general partner may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions WES does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

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

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We did not maintain effective internal control over financial reporting as of December 31, 2015, as further described in Item 9A. Controls and Procedures under Part II of this Form 10-K. Our efforts to develop and maintain our internal control and to remediate material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

We had 218,919,380 common units outstanding as of December 31, 2015. Anadarko currently holds 191,087,365 common units, representing 87.3% of our outstanding common units. Anadarko’s shelf registration statement allows for the offer and sale of up to 40 million, or 18.3% as of December 31, 2015, of our common units from time to time. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Anadarko, the owner of our general partner, owns an 87.3% limited partner interest in us. Conflicts of interest may arise among our general partner and its affiliates (including Anadarko), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Read Our Relationship with WES and WES GP and Conflicts of Interest under Part II, Item 13 of this Form 10-K.

A reduction in Anadarko’s ownership interest in us may negatively impact its incentive to support WES.

As discussed in WES’s Relationship with Anadarko Petroleum Corporation in Part I, Items 1 and 2 of this Form 10-K, we believe that one of our principal strengths is our and WES’s relationship with Anadarko, and that Anadarko, through its significant indirect economic interest in us and WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of WES’s business. In 2014 and 2015, Anadarko began monetizing a portion of its investment in us. To the extent Anadarko’s net interest in WES is materially diminished through the sale of its WGP holdings or otherwise, Anadarko may be less incentivized to grow WES’s business by offering WES assets or commercial arrangements. For example, a decrease in Anadarko’s net holdings in us or WES could diminish Anadarko’s incentive to renew WES’s commodity price swap agreements on terms as favorable as currently exist or at all. Accordingly, a decrease in Anadarko’s net holdings in us or WES could have a material adverse effect on WES’s business, results of operations, financial position and ability to grow or make cash distributions to WES’s unitholders.

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

Anadarko is not limited in its ability to compete with WES and is not obligated to offer WES the opportunity to acquire additional assets or businesses, which could limit WES’s ability to grow and could adversely affect our cash available for distribution to our unitholders.

Anadarko is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with WES. In addition, in the future, we or Anadarko may acquire, construct or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer WES the opportunity to participate in such transactions. Moreover, while Anadarko may offer WES the opportunity to buy additional assets from it, it is under no contractual obligation to do so and we are unable to predict whether or when such acquisitions might be completed.

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

If at any time more than 95% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner’s affiliates own 87.3% of our common units.

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

RISKS INHERENT IN WES’S BUSINESS

WES is dependent on Anadarko for a substantial portion of the natural gas that it gathers, treats, processes and transports. A material reduction in Anadarko’s production that is gathered, treated, processed or transported by WES would result in a material decline in WES’s revenues and cash available for distribution.

WES relies on Anadarko for a substantial portion of the natural gas that it gathers, treats, processes and transports. For the year ended December 31, 2015, 43% of WES’s total gathering, treating and transportation throughput (excluding equity investment throughput and throughput measured in barrels) was comprised of natural gas production owned or controlled by Anadarko. For the year ended December 31, 2015, 51% of WES’s total processing throughput (excluding equity investment throughput and throughput measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. Anadarko may suffer a decrease in production volumes in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may reduce its drilling activity in WES’s areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

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

WES is substantially dependent on Anadarko as its primary customer and the ultimate owner of its general partner and expects to derive a substantial majority of its revenues from Anadarko for the foreseeable future. As a result, any event, whether in WES’s area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect WES’s and our revenues and cash available for distribution. Accordingly, we and WES are indirectly subject to the business risks of Anadarko, some of which are the following:

•
the volatility of oil and natural gas prices, which could have a negative effect on the value of Anadarko’s oil and natural gas properties, its drilling programs or its ability to finance its operations;

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

•	Anadarko’s ability to replace its oil and natural gas reserves;

•	Anadarko’s operations in foreign countries, which are subject to political, economic and other uncertainties;

•	Anadarko’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	adverse effects from current or future litigation.

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
Also, due to WES’s relationship with Anadarko, WES’s ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Anadarko’s financial condition or adverse changes in its credit ratings. Read WES’s credit rating downgrade could negatively impact its cost of and ability to access capital in these Risk Factors for a further discussion.
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
See Part I, Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

WES generates distributable cash flow from the above-market component of commodity price swap agreements with Anadarko that are scheduled to expire on December 31, 2016.

As discussed in more detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, WES has commodity price swap agreements in place with Anadarko related to its activities at the DJ Basin complex and the Hugoton system at prices that are significantly higher than could have been obtained from third parties on the open market. These swap agreements expire on December 31, 2016.
WES records the above-market component of this swap activity as a cash contribution from Anadarko in the period in which attributable volumes are settled, with all such contributions included in its calculation of distributable cash flows. During 2015, for example, WES recorded $18.4 million in cash contributions from Anadarko related to these swaps.
WES may be unable to renew the DJ Basin complex and Hugoton system swaps with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, WES may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely result in a significant decrease in WES’s distributable cash flow.

Sustained low natural gas, NGL or oil prices could adversely affect WES’s business.

Sustained low natural gas, NGL or oil prices impact natural gas and oil exploration and production activity levels and can result in a decline in the production of hydrocarbons over the medium to long term, resulting in reduced throughput on WES’s systems. Such a decline also potentially affects the ability of WES’s vendors, suppliers and customers to continue operations. As a result, sustained lower natural gas and crude oil prices could have a material adverse effect on WES’s business, results of operations, financial condition and its ability to pay cash distributions to its partners, including us.

In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond WES’s control. For example, market prices for natural gas declined substantially from the highs achieved in 2008 and have remained depressed for several years. More recently, uncertain global demand and the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to a substantial drop in crude oil prices. Rapid development of the North American shale plays has also increased the supply of natural gas contributing to a substantial drop in natural gas prices. For example, NYMEX West Texas Intermediate oil prices have been volatile and ranged from a high of $107.26 per barrel in June 2014 to a low of $26.21 per barrel in February 2016. Also, NYMEX Henry Hub natural gas prices have been volatile and ranged from a high of $6.15 per MMBtu in February 2014 to a low of $1.76 per MMBtu in December 2015. Additional factors impacting commodity prices include the following:

•	domestic and worldwide economic and geopolitical conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered fields or deploy new technologies to existing fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported or a market for exported liquefied natural gas;

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials, such as in the Mid-Continent or Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the forecasted supply and demand for, and prices of, oil, natural gas, NGLs and other commodities.

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

While Anadarko has dedicated production from certain of its properties to WES, WES has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, WES has no control over Anadarko or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in commodity prices can also greatly affect investments by Anadarko and third parties in the development of new oil and natural gas reserves. Declines in natural gas prices have materially reduced natural gas exploration, development and production activity and, if sustained, could lead to a further decrease in such activity. Sustained reductions in exploration or production activity in WES’s areas of operation would lead to reduced utilization of its gathering, processing and treating assets.
Because of these factors, even if new oil and natural gas reserves are known to exist in areas served by WES’s assets, producers (including Anadarko) may choose not to develop those reserves. Moreover, Anadarko may not develop the acreage it has dedicated to WES. If competition or reductions in drilling activity result in WES’s inability to maintain the current levels of throughput on its systems, it could reduce WES’s revenue and impair its ability to make cash distributions to its partners, including us.

WES’s credit rating downgrade could negatively impact its cost of and ability to access capital.

As of December 31, 2015, WES’s long-term debt was rated “BBB-” with a stable outlook by Standard and Poor’s (“S&P”), “BBB-” with a stable outlook by Fitch Ratings (“Fitch”), and “Baa3” with a stable outlook by Moody’s. In February 2016, Moody’s downgraded Anadarko’s senior unsecured ratings from Baa2 to Ba1, with a negative outlook, and downgraded WES’s senior unsecured ratings from Baa3 to Ba1, with a negative outlook. Also in February 2016, S&P affirmed WES and Anadarko’s ratings, but changed Anadarko’s outlook from stable to negative. As of the date of filing this Form 10-K, Fitch had not announced a change in WES’s credit rating; however, no assurance can be given that WES’s credit rating will not be downgraded further. The Moody’s downgrade and any further downgrades in WES’s credit ratings will adversely affect its ability to raise debt in the public debt markets, which could negatively impact its cost of capital and ability to effectively execute aspects of its strategy.
In addition, downgrades could trigger WES’s obligations to provide financial assurance of its performance under certain contractual arrangements. WES may be required to post collateral in the form of letters of credit or cash as financial assurance of its performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas sales contracts. At December 31, 2015, there were $6.4 million in letters of credit or cash provided as assurance of WES’s performance under these type of contractual arrangements with respect to credit-risk-related contingent features. WES does not currently have any contracts that automatically trigger collateral posting requirements upon the loss of investment grade ratings.

WES’s strategies to reduce its exposure to changes in commodity prices may fail to protect WES and could negatively impact its financial condition, thereby reducing its cash flows and ability to make distributions to its partners, including us.

For the year ended December 31, 2015, 9% of WES’s gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.
WES pursues various strategies to seek to reduce its exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. WES currently has in place commodity price swap agreements with Anadarko expiring in December 2016 to manage a majority of the commodity price risk otherwise inherent in its percent-of-proceeds and keep-whole contracts. To the extent that WES engages in price risk management activities such as the commodity price swap agreements, it may be prevented from realizing the full benefits of price increases above the levels set in those agreements. In addition, WES’s commodity price management may expose it to the risk of financial loss in certain circumstances, including if the counterparties to its hedging or other price risk management contracts fail to perform under those arrangements.

On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the DJ Basin complex and Hugoton system commodity price swap agreements were further extended from January 1, 2016, through December 31, 2016. Upon the expiration of WES’s commodity price swap agreements, it may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, it may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it is currently not exposed, because WES’s current commodity price swap agreements with Anadarko are based on actual WES volumes.
Additionally, if WES is unable to effectively manage the risk associated with its contracts that have commodity price exposure, it could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and natural gas wells, which could decrease the need for WES’s gathering and processing services.

While WES does not conduct hydraulic fracturing, WES’s customers do conduct such activities. Hydraulic fracturing is an essential and common practice used by many of WES’s oil and natural gas exploration and production customers to stimulate production of natural gas and oil from dense subsurface rock formations such as shales. Hydraulic fracturing is typically regulated by state oil and natural-gas commissions but several federal agencies have also asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations in 2012 and proposed additional Clean Air Act regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent standards that wastewater from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The federal Bureau of Land Management (“BLM”) also published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering adopting legal requirements that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, and states could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies have conducted or are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA issuing in June 2015 a draft of its final report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systematic impacts on drinking water sources in the United States. The results of these or any future reviews and studies could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of natural gas by exploration and production operators, some of which are WES’s customers, and thus reduce demand for WES’s midstream services.

Increased regulation of the hydraulic fracturing process could also lead to greater opposition to and litigation over, oil and gas production activities using hydraulic fracturing techniques. For example, in response to efforts by certain interest groups in Colorado to advance various ballot initiatives aimed at significantly limiting or preventing oil and natural gas development, the Governor of Colorado created a Task Force on State and Local Regulation of Oil and Gas Operations (the “Task Force”) in September 2014 to make recommendations to the state legislature regarding the responsible development of Colorado’s oil and natural gas resources. In February 2015, the Task Force made several non-binding recommendations to the Governor and, beginning in July 2015, the Colorado Oil and Gas Conservation Commission (the “COGCC”) undertook a rulemaking process to implement two of those recommendations. It is possible that the COGCC could elect to pursue one or more of the remaining Task Force recommendations or the Colorado state legislature could seek to adopt new policies or legislation relating to oil and natural gas operations, including measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and natural gas operations. In addition, it is possible that notwithstanding the recommendations made by the Task Force, certain interest groups in Colorado or even members of the Colorado state legislature may seek to pursue ballot initiatives and/or legislation that may or may not coincide with the Task Force’s recommendations. If new or more stringent federal, state or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where WES’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for WES’s gathering and processing services.

Adverse developments in WES’s geographic areas of operation could disproportionately impact WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

WES’s business and operations are concentrated in a limited number of producing areas. Due to WES’s limited geographic diversification, adverse operational developments, regulatory or legislative changes, or other events in an area in which WES has significant operations could have a greater impact on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us, than they would if WES’s operations were more diversified.

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

Restrictions in the indentures governing WES’s 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes and 2025 Notes (collectively, “the WES Notes”) or the WES RCF may limit WES’s ability to capitalize on acquisitions and other business opportunities.

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

The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA, as defined in the WES RCF, for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. See Part II, Item 7 of this Form 10-K for a further discussion of the terms of the WES RCF and WES Notes.

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

If natural gas and NGL prices continue to decrease, WES may be required to write down the value of its midstream properties if the estimated future cash flows from these properties fall below their net book value. Because WES is an affiliate of Anadarko, the assets WES acquires from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, WES may be at an increased risk for impairments because the initial book values of substantially all of its assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts WES paid to acquire such assets. For example, see discussion of material impairments at WES’s Hilight system and Red Desert complex in Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Further, at December 31, 2015, WES had $389.7 million of goodwill on its balance sheet. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, similar to the carrying value of the assets WES acquired from Anadarko, part of WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.
Goodwill is not amortized, but instead must be tested at least annually for impairments, and more frequently when circumstances indicate likely impairments, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments that could have a substantial negative effect on WES’s profitability, such as if WES is unable to maintain the throughput on its asset base or if other adverse events, such as sustained lower oil and natural gas prices, reduce the fair value of the associated reporting unit. Prolonged low or further declines in commodity prices and changes to producers’ drilling plans in response to lower prices could result in additional impairments in future periods. Future non-cash asset impairments could negatively affect WES’s results of operations.

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

The adoption of climate change legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides.

In 2015, the EPA finalized a reduced ambient ozone standard. The ozone standard was lowered from 75 parts per billion to 70 parts per billion. The lowered ozone standard will have broad impacts that cannot be predicted until each state updates their respective State Implementation Plan. Some of WES’s assets may become subject to more stringent emission limitations due to their location in nonattainment counties.
Based on determinations made by the EPA that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted rules under the Clean Air Act that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Facilities subject to these permitting requirements for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. Compliance with these permitting programs could restrict or delay our ability to obtain air permits for new or modified sources. The EPA has also adopted rules establishing a reporting program requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA published a final rule expanding this reporting program to include GHG emissions reporting beginning in the 2015 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. Moreover, the EPA proposed in August 2015 rules that will establish emission standards for methane and volatile organic compounds released from new and modified oil and natural gas production and natural gas processing and transmission facilities, as part of President Obama’s Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA is expected to finalize the rules in 2016. Furthermore, the EPA has passed a rule, known as the Clean Power Plan, to limit GHGs from power plants, but on February 9, 2016, the U.S. Supreme Court stayed this rule while it is being challenged in the federal D.C. Circuit Court of Appeals. If this rule survives legal changes then, depending on the methods used to implement the rule, it could affect the demand for the oil and natural gas WES’s customers produce.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emissions allowances in return for emitting those GHGs. The increased costs of operations or delays in drilling that could be associated with climate change legislation may reduce drilling activity by Anadarko or third-party producers in WES’s areas of operation, with the effect of reducing the throughput available to WES’s systems. On an international level, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. It is not possible at this time to predict how or when the United States might impose legal requirements as a result of this international agreement. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from WES’s equipment and operations could require WES to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas and NGLs it gathers and processes. Such developments could materially adversely affect WES’s financial position, results of operations and cash available for distribution to its unitholders.

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
As part of the Dodd-Frank reforms, the CFTC has designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent WES engages in such transactions or transactions that become subject to such rules in the future, WES will be required to comply or to take steps to qualify for an exemption to such requirements. Although WES is availing itself of the end-user exception to the mandatory clearing and exchange trading requirements for swaps designed to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that WES and Anadarko use for hedging. If any of WES’s swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, WES may be required to clear such transactions or execute them on a derivatives contract market or swap executive facility.
As required by the Dodd-Frank Act, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although WES expects to qualify for the end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps WES uses for hedging. If any of WES’s swaps do not qualify for the commercial end-user exception, WES could be required to post initial or variation margin, which would impact liquidity and reduce WES’s cash. This would in turn reduce WES’s ability to execute hedges to reduce risk and protect cash flows.
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

Pursuant to authority under the NGPSA and the HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact a high consequence area; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines. At this time, WES cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs or replacements of pipeline segments found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause WES to incur significant and unanticipated capital and operating expenditures for repairs or replacements of pipeline segments deemed necessary to ensure the safe and reliable operation of its pipelines. Moreover, the adoption of any new legislation amending the NGPSA or HLPSA or any new regulations thereunder that impose more stringent or costly pipeline integrity management standards could result in a material adverse effect on WES’s results of operations or financial position.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject WES to increased capital costs, operational delays and costs of operation.

The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing, and verification of the maximum allowable pressure of certain pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. The 2011 Pipeline Safety Act reauthorized PHMSA through fiscal year 2015. New legislation that would reauthorize PHMSA through fiscal year 2019 and require the agency to complete outstanding mandates from the 2011 Pipeline Safety act was approved by the Senate Commerce Committee on December 9, 2015, and will be considered for adoption by the Senate. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act or any new legislation amending the NGPSA or HLPSA as well as the implementation of any new regulatory initiatives thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

WES is subject to stringent and comprehensive environmental laws and regulations that may expose WES to significant costs and liabilities.

WES’s operations are subject to stringent and comprehensive federal, tribal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relate to environmental protection. These environmental laws and regulations may impose numerous obligations that are applicable to WES’s operations, including: (i) the acquisition of permits to conduct regulated activities; (ii) restrictions on the types, quantities and concentrations of materials that can be released into the environment; (iii) limitation or prohibition on construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; (iv) requiring capital expenditures to limit or prevent releases of materials from its pipelines and facilities; and (v) imposition of substantial liabilities for pollution resulting from WES’s operations or existing at its owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly remedial or corrective actions. Failure to comply with these laws, regulations and permits or any newly adopted legal requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial or corrective obligations and the issuance of injunctions limiting or preventing some or all of WES’s operations.

There is an inherent risk of incurring significant environmental costs and liabilities in connection with WES’s operations due to WES’s handling of natural gas, NGLs and other petroleum products, because of air emissions and discharges related to WES’s operations, and as a result of historical industry operations and waste disposal practices. For example, an accidental release as a result of WES’s operations could subject WES to substantial liabilities arising from environmental cleanup and restoration costs, claims made by owners of the properties through which WES’s gathering or transportation systems pass, neighboring landowners, and other third parties for personal injury, natural resource and property damages, and fines or penalties for related violations of environmental laws or regulations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations. In addition, stricter laws, regulations or enforcement policies could significantly increase WES’s operational or compliance costs and the cost of any remediation that may become necessary, which could have a material adverse effect on WES’s results of operations or financial condition. For example, regulatory initiatives targeting the reduction of certain air pollutants, such as ground level ozone or methane, from certain new and modified sources in the oil and gas sector, or clarifying federal jurisdiction over waters of the United States that allegedly may broaden such jurisdiction in comparison to previous rulemakings have been proposed and/or adopted by the EPA but are currently subject to various legal impediments, including formalized opposition, lawsuits, and/or court stays. The adoption of these or any other laws, regulations or other legally enforceable mandates that result in more stringent air emission limitations or that restrict or prohibit the drilling of new oil or natural gas wells for any extended period of time could increase WES’s oil and natural gas customers’ operating and compliance costs as well as reduce the rate of production of oil or natural gas from operators with whom WES has a business relationship, which could have a material adverse effect on WES’s results of operations and cash flows.

WES’s construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect its results of operations and financial condition.

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. These uncertainties could also affect downstream assets which WES does not own or control, but which are critical to certain of WES’s growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations, could have an adverse impact on the completion or utilization of WES’s growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. In addition, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect its results of operations and financial condition. In addition, the construction of additions to WES’s existing assets may require it to obtain new rights-of-way. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s cash flows could be adversely affected.

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
Further, in connection with the acquisition of its membership interest in Chipeta, WES became party to the Chipeta LLC agreement. Among other things, the Chipeta LLC agreement provides that to the extent available, Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, to its members quarterly in accordance with those members’ membership interests. Accordingly, WES is required to distribute a portion of Chipeta’s cash balances, which are included in the cash balances in its consolidated balance sheets, to the other Chipeta members.

WES does not own all of the land on which its pipelines and facilities are located, which could result in disruptions to WES’s operations.

WES does not own all of the land on which its pipelines and facilities have been constructed, and WES is, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if WES does not have valid rights-of-way or if such rights-of-way lapse or terminate. WES obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. WES’s loss of these rights, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on WES’s business, results of operations, financial position and ability to make cash distributions to its partners, including us.

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

WES’s operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, condensate and NGLs, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	leaks of natural gas containing hazardous quantities of hydrogen sulfide;

•	fires and explosions (for example, see General Trends and Outlook, under Part II, Item 7 of this Form 10-K for a discussion of the incident at WES’s DBM complex); and

•	other hazards that could also result in personal injury, loss of life, pollution, natural resource damages and/or suspension of operations.

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

WES is exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to WES’s gathering, processing and transportation agreements, could reduce WES’s ability to make distributions to its partners, including us.

On some of its systems, WES relies on third-party customers for substantially all of its revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts or otherwise, could reduce WES’s ability to make cash distributions to its partners, including us. Further, to the extent any of WES’s third-party customers is in financial distress or enters bankruptcy proceedings, the related customer contracts may be renegotiated at lower rates or rejected altogether.

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

TAX RISKS TO COMMON UNITHOLDERS

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

If the IRS contests the federal income tax positions we or WES take, the market for our common units or WES’s common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution.

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
Recently enacted legislation, applicable to us and WES for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we or WES are eligible to, and do, elect to issue revised Schedules K-1 to our or WES’s partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us or WES in the year in which the audit is completed. If we or WES are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our or WES’s unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We and WES generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we and WES allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing and proposed Treasury Regulations promulgated under the Internal Revenue Code. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we and WES have adopted for the 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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
We are not engaged in any material litigation. Except as discussed above, WES is not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of its business. WES’s management believes that there are no such proceedings for which a final disposition could have a material adverse effect on its results of operations, cash flows or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K. WES is party to various administrative and regulatory proceedings that have arisen in the ordinary course of its business. See Part I, Items 1 and 2 of this Form 10-K for more information.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WGP.” The following table sets forth the high and low sales prices of the common units and the cash distribution per unit declared for the periods presented.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
High Price	$46.58	$61.45	$66.24	$64.87
Low Price	29.57	38.16	57.26	50.52
Distribution per common unit	0.40375	0.38125	0.36375	0.34250
2014
High Price	$66.00	$62.48	$62.85	$49.85
Low Price	50.68	54.47	47.19	36.63
Distribution per common unit	0.31250	0.29125	0.27125	0.25000

As of February 22, 2016, there were three unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the WGP LTIP, which permits the issuance of up to 3,000,000 units, of which 2,955,746 units remained available for future issuance as of December 31, 2015. Phantom unit grants under the WGP LTIP have been made to each of the independent directors of WGP GP. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

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

Item 6.  Selected Financial and Operating Data

The following Summary Financial Information table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) by us through our partnership interests in WES as of December 31, 2015. Because we own and control WES GP and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we, by virtue of our consolidation of WES, may be required to recast our financial statements to include the activities of such WES assets from date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

Acquisitions. The following table presents the acquisitions completed by WES since its inception. Our consolidated financial statements include the combined financial results and operations for: (i) affiliate transactions for all periods presented and (ii) third-party transactions since the acquisition date.

	Acquisition Date	Percentage Acquired	Affiliate or Third-party Acquisition
Initial assets (1)	05/14/2008	100%	Anadarko
Powder River assets (2)	12/19/2008	Various (2)	Anadarko
Chipeta	07/01/2009	51%	Anadarko
Granger	01/29/2010	100%	Anadarko
Wattenberg	08/02/2010	100%	Anadarko
White Cliffs (3)	09/28/2010	10%	Various (3)
Platte Valley	02/28/2011	100%	Third party
Bison	07/08/2011	100%	Anadarko
MGR	01/13/2012	100%	Anadarko
Chipeta (4)	08/01/2012	24%	Anadarko
Non-Operated Marcellus Interest	03/01/2013	33.75%	Anadarko
Anadarko-Operated Marcellus Interest	03/08/2013	33.75%	Third party
Mont Belvieu JV	06/05/2013	25%	Third party
OTTCO	09/03/2013	100%	Third party
TEFR Interests (5)	03/03/2014	Various (5)	Anadarko
DBM	11/25/2014	100%	Third party
DBJV system	03/02/2015	50%	Anadarko

(1)	Concurrently with the closing of WES’s IPO, Anadarko contributed the initial assets to WES.

(2)	WES acquired the Powder River assets, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union.

(3)	WES acquired a 10% interest in White Cliffs, which consisted of a 9.6% third-party interest and a 0.4% interest from Anadarko.

(4)	WES acquired Anadarko’s then-remaining 24% membership interest in Chipeta, receiving distributions related to the additional interest effective July 1, 2012.

(5)	WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP.

Divestitures. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party.

The information in the following table should be read together with the information in the captions How WES Evaluates Its Operations, Items Affecting the Comparability of Financial Results, Results of Operations, and Key Performance Metrics under Part II, Item 7 of this Form 10-K:

	Summary Financial Information
thousands except per-unit data and throughput	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Statement of Income Data (for the year ended):
Total revenues	$1,561,372	$1,382,868	$1,085,482	$925,805	$875,817
Operating income (loss)	34,386	475,278	323,547	197,681	245,566
Net income (loss)	(66,546)	404,688	285,974	122,680	179,681
Net income (loss) attributable to noncontrolling interests (2)	(154,409)	165,468	122,173	59,181	86,057
Net income (loss) attributable to Western Gas Equity Partners, LP	87,863	239,220	163,801	63,499	93,624
Limited partners’ interest in net income (loss) (3)	86,121	222,867	155,528	2,809
Net income (loss) per common unit (basic and diluted) (3)	0.39	1.02	0.71	0.01
Distributions per unit (4)	1.49125	1.12500	0.82125	0.03587
Balance Sheet Data (at year end):
Total assets	$6,709,409	$6,955,227	$4,778,450	$4,003,811	$3,046,650
Total long-term liabilities	3,020,600	2,580,310	1,566,545	1,307,001	1,283,937
Total equity and partners’ capital	3,489,500	4,133,859	3,005,193	2,499,963	1,596,324
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$666,773	$576,376	$489,183	$283,336	$256,652
Investing activities	(466,424)	(2,670,998)	(1,688,523)	(1,430,815)	(512,095)
Financing activities	(167,868)	2,048,750	889,869	1,343,475	454,928
Capital expenditures	(601,828)	(722,260)	(681,382)	(711,399)	(175,980)
Throughput (MMcf/d except throughput measured in barrels):
Total throughput for natural gas assets	3,996	3,723	3,409	3,055	2,731
Throughput attributable to noncontrolling interests for natural gas assets	142	165	168	228	242
Total throughput attributable to Western Gas Partners, LP for natural gas assets (5)	3,854	3,558	3,241	2,827	2,489
Throughput (MBbls/d) for crude/NGL assets (6)	138	116	40	31	28

(1)
Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)
Represents the limited partner interest in WES held by other subsidiaries of Anadarko and the public and the noncontrolling interests in Chipeta that were held by Anadarko and a third-party member. Effective August 1, 2012, WES acquired Anadarko’s remaining interest in Chipeta, accounted for on a prospective basis. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(3)
Includes financial results after our IPO on December 12, 2012, excluding pre-acquisition net (income) loss attributable to Anadarko as described in Note 1—Summary of Significant Accounting Policies and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. Results for the periods prior to our IPO are attributable to subsidiaries of Anadarko. Net income (loss) per common unit (basic and diluted) for the 20-day period beginning on the date our IPO closed through December 31, 2012, was calculated using the number of common units outstanding after the IPO.

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

(5)	Includes affiliate, third-party and equity investment throughput, excluding the noncontrolling interest owner’s proportionate share of throughput.

(6)
Represents total throughput measured in barrels consisting of throughput from WES’s Chipeta NGL pipeline, WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput and 33.33% share of average FRP throughput.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, in which WES is fully consolidated, which are included under Part II, Item 8 of this Form 10-K, and the information set forth in Risk Factors under Part I, Item 1A of this Form 10-K.
The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) by us through our partnership interests in WES as of December 31, 2015. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into an MLP and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding certain material events occurring subsequent to December 31, 2015.
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of December 31, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	12	2	5	2
Natural gas treating facilities	12	4	—	3
Natural gas processing plants/trains (1)	18	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	—	—	—	1

(1)	On December 3, 2015, an incident occurred at WES’s DBM complex. See below and General Trends and Outlook within this Item 7.

Significant financial and operational events during the year ended December 31, 2015, included the following:

•
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex, damaging the liquid handling facilities and amine treating units at the complex inlet. There was no damage to Trains IV and V, which were under construction at the time of the incident; however, Trains II and III sustained some damage. See General Trends and Outlook within this Item 7 for additional information.

•
We raised our distribution to $0.40375 per unit for the fourth quarter of 2015, representing a 6% increase over the distribution for the third quarter of 2015 and a 29% increase over the distribution for the fourth quarter of 2014.

•	WES completed the acquisition of DBJV from Anadarko. See Acquisitions and Divestitures under Part I, Items 1 and 2 of this Form 10-K for additional information.

•	In July 2015, WES closed on the sale of its Dew and Pinnacle systems, which resulted in net proceeds of $145.6 million, after closing adjustments, and a net gain on divestiture of $77.3 million.

•
WES completed the offering of $500.0 million aggregate principal amount of 2025 Notes in June 2015. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF. See Liquidity and Capital Resources within this Item 7 for additional information.

•	In June 2015, WES completed the construction and commenced operations of Lancaster Train II, a 300 MMcf/d processing plant located within the DJ Basin complex in Northeast Colorado.

•
WES issued 873,525 common units to the public under its $500.0 million COP, generating net proceeds of $57.4 million. Net proceeds were used for general partnership purposes, including funding capital expenditures. See Equity Offerings under Part I, Items 1 and 2 of this Form 10-K for additional information.

•
WES raised its distribution to $0.800 per unit for the fourth quarter of 2015, representing a 3% increase over the distribution for the third quarter of 2015 and a 14% increase over the distribution for the fourth quarter of 2014.

•	Throughput attributable to WES for natural gas assets totaled 3,854 MMcf/d for the year ended December 31, 2015, representing an 8% increase compared to the year ended December 31, 2014.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $0.69 per Mcf for the year ended December 31, 2015, representing a 3% increase compared to the year ended December 31, 2014.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $1.76 per Bbl for the year ended December 31, 2015, representing a 1% increase compared to the year ended December 31, 2014.

WES’S OPERATIONS

WES’s results are driven primarily by the volumes of natural gas and NGLs WES gathers, processes, treats or transports through its systems. For the year ended December 31, 2015, 66% of total revenues and 48% of throughput (excluding equity investment throughput and throughput measured in barrels) were attributable to transactions with Anadarko. WES also recognized capital contributions from Anadarko of $18.4 million related to the above-market component of its commodity price swap agreements with Anadarko (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). WES receives significant dedications from its largest customer, Anadarko. With respect to WES’s Wattenberg, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has made dedications to WES that will continue to expand as long as additional wells are connected to these gathering systems.
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
For the year ended December 31, 2015, 91% of WES’s gross margin and equity income was attributable to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas and on the volume of NGLs WES gathers, processes, treats or transports. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
For the year ended December 31, 2015, 9% of WES’s gross margin, including gross margin attributable to condensate sales, was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which WES has commodity price exposure. A majority of the commodity price risk associated with its percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko, with such agreements set to expire on December 31, 2016. For the year ended December 31, 2015, 98% of WES’s gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
WES also has indirect exposure to commodity price risk in that persistent low natural gas prices have caused and may continue to cause current or potential customers to delay drilling or shut in production in certain areas, which would reduce the volumes of natural gas available for WES’s systems. WES also bears a limited degree of commodity price risk through settlement of natural gas imbalances. Read Item 7A under Part II of this Form 10-K.
As a result of WES’s acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly for 2015, 2014 and 2013 as compared to future periods. See the caption Items Affecting the Comparability of Financial Results, set forth below in this Item 7.

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

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s gathering and processing systems, WES must connect additional wells to its systems. WES’s success in maintaining or increasing throughput is impacted by the successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas volumes currently gathered, processed or treated by its competitors. During the year ended December 31, 2015, WES added 199 receipt points to its systems.

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

General and administrative expenses. To help ensure the appropriateness of WES’s general and administrative expenses and maximize its cash available for distribution, WES monitors such expenses through comparison to prior periods, to the annual budget approved by WES GP’s Board of Directors, as well as to general and administrative expenses incurred by similar midstream companies. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. General and administrative expenses for periods prior to WES’s acquisition of the WES assets include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. For periods subsequent to the acquisition of the WES assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with WES’s partnership agreement and the WES omnibus agreement. Amounts required to be reimbursed to Anadarko under WES’s omnibus agreement also include those expenses attributable to its status as a publicly traded partnership, such as the following:

•	expenses associated with annual and quarterly reporting;

•	tax return and Schedule K-1 preparation and distribution expenses;

•	expenses associated with listing on the NYSE; and

•	independent auditor fees, legal expenses, investor relations expenses, director fees, and registrar and transfer agent fees.

See further detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Non-GAAP financial measures

Adjusted gross margin attributable to Western Gas Partners, LP. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues and other, less reimbursements for electricity-related expenses recorded as revenue and cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to WES’s percent-of-proceeds and keep-whole processing contracts, (ii) costs associated with the valuation of WES’s gas imbalances, and (iii) costs associated with WES’s obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by WES and sold to third parties. These expenses are subject to variability, although a majority of WES’s exposure to commodity price risk attributable to purchases and sales of natural gas, condensate and NGLs is mitigated through its commodity price swap agreements with Anadarko. For a discussion of commodity price swap agreements, see Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. See Key Performance Metrics within this Item 7.

Adjusted EBITDA attributable to Western Gas Partners, LP. WES defines Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain on divestiture and other, income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, drip condensate and NGLs under our commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.
While Distributable cash flow is a measure WES uses to assess its ability to make distributions to its unitholders, it should not be viewed as indicative of the actual amount of cash that WES has available for distributions or that it plans to distribute for a given period. Furthermore, to the extent Distributable cash flow includes realized amounts recorded as capital contributions from Anadarko attributable to activity under WES’s commodity price swap agreements, Distributable cash flow is not a reflection of WES’s ability to generate cash from operations.

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
The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted gross margin to the GAAP financial measure of operating income (loss), (b) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities and (c) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income (loss) attributable to Western Gas Partners, LP:

	Year Ended December 31,
thousands	2015	2014	2013
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$971,639	$876,210	$681,307
Adjusted gross margin for crude/NGL assets	88,642	73,714	15,274
Adjusted gross margin attributable to Western Gas Partners, LP	1,060,281	949,924	696,581
Adjusted gross margin attributable to noncontrolling interest	16,779	20,183	17,416
Gain on divestiture and other, net (1)	57,020	—	—
Equity income, net	71,251	57,836	22,948
Reimbursed electricity-related charges recorded as revenues	54,175	39,338	20,450
Less:
Distributions from equity investees	98,298	81,022	22,136
Operation and maintenance	296,774	255,844	201,759
General and administrative	38,108	36,223	31,353
Property and other taxes	30,533	26,066	23,806
Depreciation and amortization	244,163	186,514	149,815
Impairments	514,096	3,084	1,267
Operating income (loss)	$37,534	$478,528	$327,259

(1)	See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
thousands	2015	2014	2013
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$757,966	$679,352	$469,340
Less:
Distributions from equity investees	98,298	81,022	22,136
Non-cash equity-based compensation expense	4,402	4,095	3,575
Interest expense	113,872	76,766	51,797
Income tax expense	5,285	11,659	6,524
Depreciation and amortization (1)	241,556	183,945	147,274
Impairments	514,096	3,084	1,267
Other expense (1)	1,290	—	175
Add:
Gain on divestiture and other, net (2)	57,020	—	—
Equity income, net	71,251	57,836	22,948
Interest income – affiliates	16,900	16,900	16,900
Other income (1) (3)	219	325	419
Income tax benefit	1,905	—	1,864
Net income (loss) attributable to Western Gas Partners, LP	$(73,538)	$393,842	$278,723
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$757,966	$679,352	$469,340
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	12,699	16,583	13,348
Interest income (expense), net	(96,972)	(59,866)	(34,897)
Uncontributed cash-based compensation awards	(214)	(175)	(54)
Accretion and amortization of long-term obligations, net	17,698	2,736	2,449
Current income tax benefit (expense)	(1,448)	1,666	35,375
Other income (expense), net (3)	(619)	336	253
Distributions from equity investments in excess of cumulative earnings	(16,244)	(18,055)	(4,438)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(5,614)	(6,691)	(13,936)
Accounts and imbalance payables and accrued liabilities, net	3,154	(39,162)	28,867
Other	(797)	3,485	(3,702)
Net cash provided by operating activities	$669,609	$580,209	$492,605
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$669,609	$580,209	$492,605
Net cash used in investing activities	(466,424)	(2,670,998)	(1,688,523)
Net cash provided by (used in) financing activities	(172,206)	2,057,115	876,665

(1)
Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex. For the year ended December 31, 2015, other expense also includes $0.4 million of lower of cost or market inventory adjustments at WES’s DBM complex.

(2)	See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(3)
Excludes income of zero, $0.5 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Year Ended December 31,
thousands except Coverage ratio	2015		2014	2013
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$636,363		$561,181	$386,853
Less:
Distributions from equity investees	98,298		81,022	22,136
Non-cash equity-based compensation expense	4,402		4,095	3,575
Interest expense, net (non-cash settled) (1)	14,400		—	—
Income tax (benefit) expense	3,380		11,659	4,660
Depreciation and amortization (2)	241,556		183,945	147,274
Impairments	514,096		3,084	1,267
Above-market component of swap extensions with Anadarko (3)	18,449		—	—
Other expense (2)	1,290		—	175
Add:
Gain on divestiture and other, net (4)	57,020		—	—
Equity income, net	71,251		57,836	22,948
Cash paid for maintenance capital expenditures (2)	49,300		48,563	35,093
Capitalized interest (5)	8,318		9,832	11,945
Cash paid for (reimbursement of) income taxes	(138)		(90)	552
Other income (2) (6)	219		325	419
Net income (loss) attributable to Western Gas Partners, LP	$(73,538)		$393,842	$278,723
Distributions declared (7)
Limited partners of WES	$392,077
General partner of WES	179,610
Total	$571,687
Coverage ratio	1.11	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)
Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex. For the year ended December 31, 2015, other expense also includes $0.4 million of lower of cost or market inventory adjustments at WES’s DBM complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)	See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(5)
For the year ended December 31, 2013, includes capitalized interest of $1.4 million for the construction of the Mont Belvieu JV fractionation trains, reflected as a component of the equity investment balance.

(6)
Excludes income of zero, $0.5 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(7)	Reflects WES cash distributions of $3.050 per unit declared for the year ended December 31, 2015.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2015	2014	2013
General and administrative expenses	$256	$254	$271
Public company expenses	1,997	1,986	2,391
Total reimbursement	$2,253	$2,240	$2,662

Noncontrolling interests. The interest in Chipeta held by a third-party member is already reflected as noncontrolling interest in WES’s consolidated financial statements. In addition, the limited partner interests in WES held by other subsidiaries of Anadarko and the public are reflected as noncontrolling interests in the consolidated financial statements (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information).
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

Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Concurrently with the WGP IPO, WGP GP adopted the WGP LTIP. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Working capital facility. On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. The interest rate was 1.93% at December 31, 2015.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of December 31, 2015, we had no outstanding borrowings under the WGP WCF and $30.0 million available for borrowing. At December 31, 2015, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income (loss) attributable to Western Gas Partners, LP to net income (loss) attributable to Western Gas Equity Partners, LP. The differences between net income (loss) attributable to Western Gas Partners, LP and net income (loss) attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Year Ended December 31,
thousands	2015	2014	2013
Net income (loss) attributable to WES	$(73,538)	$393,842	$278,723
Incremental income tax expense (1)	—	—	49
Limited partner interests in WES not held by WGP (2)	164,510	(151,443)	(111,357)
General and administrative expenses (3)	(3,109)	(3,216)	(3,712)
Other income (expense), net	41	74	98
Property and other taxes	(39)	(34)	—
Interest expense	(2)	(3)	—
Net income (loss) attributable to WGP	$87,863	$239,220	$163,801

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

(2)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of December 31, 2015, 2014 and 2013 the publicly held limited partner interest represented a 55.1%, 55.0% and 56.4% interest in WES, respectively. Other subsidiaries of Anadarko separately held an 8.5%, 8.3% and 0.4% limited partner interest in WES as of December 31, 2015, 2014 and 2013, respectively. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(3)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Year Ended December 31,
thousands	2015	2014	2013
WES net cash provided by operating activities	$669,609	$580,209	$492,605
Income taxes	—	—	49
General and administrative expenses (1)	(3,109)	(3,216)	(3,712)
Non-cash equity-based compensation expense	257	185	301
Changes in working capital	16	(839)	(158)
Other income (expense), net	41	74	98
Property and other taxes	(39)	(34)	—
Interest expense	(2)	(3)	—
WGP net cash provided by operating activities	$666,773	$576,376	$489,183

WES net cash provided by (used in) financing activities	$(172,206)	$2,057,115	$876,665
Proceeds from issuance of WES common and general partner units, net of offering expenses (2)	—	(13,311)	(15,775)
Offering expenses from the issuance of WGP common units (3)	—	—	(2,367)
Distributions to WGP unitholders (4)	(306,477)	(228,481)	(137,000)
Distributions to WGP from WES (5)	311,965	232,277	168,395
Net contributions from (distributions to) Anadarko	—	—	(49)
WGP working capital facility borrowings	—	1,150	—
WGP WCF repayments	(1,150)	—	—
WGP net cash provided by (used in) financing activities	$(167,868)	$2,048,750	$889,869

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)	Represents the difference attributable to elimination upon consolidation of proceeds to WES from the issuance of WES general partner units in exchange for WES GP’s proportionate capital contribution.

(3)	For the year ended December 31, 2013, amount represents additional offering costs billed in conjunction with WGP’s IPO.

(4)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(5)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods.

Gathering and processing agreements. The gathering agreements of WES’s initial assets and the Non-Operated Marcellus Interest systems allow for rate resets that target a return on invested capital in those assets over the life of the agreement. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex expired without renewal.

On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the commodity price swap agreements with Anadarko for the DJ Basin complex and Hugoton system were further extended from January 1, 2016, through December 31, 2016. Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price, will be recognized in the consolidated statements of income. WES will also record a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Income taxes. With respect to assets acquired from Anadarko, WES records Anadarko’s historic current and deferred income taxes for the periods prior to its ownership of the assets. For periods subsequent to its acquisitions from Anadarko, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record current and deferred federal income taxes related to such assets.

Acquisitions and divestitures. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

•
DBM acquisition. In November 2014, WES acquired Nuevo Midstream, LLC from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC. DBM was financed with the issuance of $750.0 million of WES Class C units to a subsidiary of Anadarko, borrowings under the WES RCF and cash on hand, including the proceeds from the WES November 2014 equity offering. These assets have been recorded in the consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the DBM acquisition were included in the consolidated statement of income beginning on the acquisition date in the fourth quarter of 2014.

•
DBJV acquisition. In March 2015, WES acquired Anadarko’s interest in DBJV. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. As of December 31, 2015, the net present value of this obligation was $188.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense was $14.4 million for the year ended December 31, 2015, and zero for each of the years ended December 31, 2014 and 2013, and has been recorded as a charge to interest expense.

•
Dew and Pinnacle divestiture. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party for net proceeds of $145.6 million, after closing adjustments, resulting in a net gain on sale of $77.3 million recorded as Gain on divestiture and other, net in the consolidated statements of income.

DBM complex. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. For the year ended December 31, 2015, $20.3 million of losses have been recorded in Gain on divestiture and other, net in the consolidated statements of income, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable of $48.5 million. See General Trends and Outlook below for additional information.

GENERAL TRENDS AND OUTLOOK

We expect WES’s business to continue to be affected by the following key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, WES’s actual results may vary materially from expected results. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding certain material events occurring subsequent to December 31, 2015.

Impact of crude oil, natural gas and NGL prices. Crude oil, natural gas and NGL prices can fluctuate significantly, which affects WES’s customers’ activity levels, and thus WES’s throughput, revenues, distributable cash flow and capital spending plans. For example, NYMEX West Texas Intermediate crude oil daily settlement prices ranged from a high of $107.26 per barrel in June 2014 to a low of $26.21 per barrel in February 2016. Daily settlement prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $1.76 per MMBtu during in December 2015. The duration and magnitude of the recent decline in crude oil prices cannot be predicted. This decline in crude oil prices will likely result in most, if not all, of WES’s customers, including Anadarko, significantly reducing capital expenditures in 2016 as compared to recent years.
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
Many of WES’s customers, including Anadarko, have a variety of investment opportunities and the financial strength and operational flexibility to move capital spending from areas focused on near-term production growth to longer-dated projects. WES will continue to evaluate the crude oil and natural gas price environments and adjust capital spending plans as prices fluctuate while maintaining the appropriate liquidity and financial flexibility.
During 2015, WES recognized significant impairments at the Red Desert complex and Hilight system, primarily as a result of a reduction in future cash flows caused by the low commodity price environment noted above and the resulting reduced producer drilling activity and related throughput. It is reasonably possible that prolonged low or further declines in commodity prices could result in additional impairments.

Liquidity and access to capital markets. WES requires periodic access to capital in order to fund acquisitions and expansion projects. Under the terms of WES’s partnership agreement, it is required to distribute all of its available cash to its unitholders, which makes WES dependent upon raising capital to fund growth projects. Historically, MLPs have accessed the debt and equity capital markets to raise money for new growth projects and acquisitions. Market turbulence has from time to time either raised the cost of capital markets financing or, in some cases, temporarily made such financing unavailable. If WES is unable either to access the capital markets or find alternative sources of capital, WES’s growth strategy may be more challenging to execute.
WES’s sources of liquidity as of December 31, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on its $260.0 million note receivable from Anadarko, $893.6 million in available borrowing capacity under its RCF, and issuances of additional equity or debt securities. As of December 31, 2015, WES’s long-term debt was rated “BBB-” with a stable outlook by Standard and Poor’s (“S&P”), “BBB-” with a stable outlook by Fitch Ratings (“Fitch”), and “Baa3” with a stable outlook by Moody’s. In February 2016, Moody’s downgraded Anadarko’s senior unsecured ratings from Baa2 to Ba1, with a negative outlook, and downgraded WES’s senior unsecured ratings from Baa3 to Ba1, with a negative outlook. Also in February 2016, S&P affirmed WES’s and Anadarko’s ratings, but changed Anadarko’s outlook from stable to negative. As of the date of filing this Form 10-K, Fitch had not announced a change in WES’s credit rating; however, WES cannot be assured that its credit rating will not be downgraded further. The Moody’s downgrade and any further downgrades in WES’s credit ratings will adversely affect its ability to raise debt in the public debt markets, which could negatively impact its cost of capital and ability to effectively execute aspects of its strategy.

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

Impact of interest rates. Interest rates were at or near historic lows at certain times during 2015. In December 2015, the Federal Open Market Committee raised the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, and signaled that further increases are likely over the medium term. Such increases in the federal funds rate will ultimately result in an increase in WES’s financing costs. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2015, Anadarko’s total domestic midstream asset portfolio, excluding the assets WES owns, consisted of 19 gathering systems, 3,632 miles of pipeline, 10 processing and/or treating facilities and 3 oil pipelines. A key component of WES’s growth strategy is to acquire midstream assets from Anadarko and third parties over time.
As of December 31, 2015, Anadarko held 191,087,365 of our common units, representing an 87.3% limited partner interest in us. Given Anadarko’s significant limited partner interest in us and indirect economic interests in WES, we believe Anadarko will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of its business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to participate in such transactions. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES. WES may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions from Anadarko or third parties on economically acceptable terms, its future growth will be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.

DBM complex. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. There were no serious injuries and the majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and is expected to be able to accept limited deliveries of gas in April 2016, and it is expected to return to full service by the end of the second quarter of 2016, along with new liquid handling and amine treating facilities. There was no damage to Trains IV and V, which were under construction at the time of the incident, and they are expected to be completed by the previously announced in-service dates. WES has a property damage insurance policy designed to cover costs to repair or rebuild damaged assets (less a $1 million deductible), and business interruption insurance designed to cover lost earnings after January 2, 2016. Insurance claims are in process under both of these policies. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2015	2014	2013
Gathering, processing and transportation of natural gas and natural gas liquids	$938,121	$745,145	$530,993
Natural gas, natural gas liquids and drip condensate sales	617,949	624,233	548,508
Other	5,302	13,490	5,981
Total revenues and other (1)	1,561,372	1,382,868	1,085,482
Equity income, net	71,251	57,836	22,948
Total operating expenses (1)	1,652,109	962,176	781,171
Gain on divestiture and other, net	57,020	—	—
Operating income (loss)	37,534	478,528	327,259
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(113,872)	(76,766)	(51,797)
Other income (expense), net	(619)	864	1,837
Income (loss) before income taxes	(60,057)	419,526	294,199
Income tax (benefit) expense	3,380	11,659	4,660
Net income (loss)	(63,437)	407,867	289,539
Net income attributable to noncontrolling interest	10,101	14,025	10,816
Net income (loss) attributable to Western Gas Partners, LP (2)	$(73,538)	$393,842	$278,723
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$1,060,281	$949,924	$696,581
Adjusted EBITDA attributable to Western Gas Partners, LP	757,966	679,352	469,340
Distributable cash flow	636,363	561,181	386,853

(1)
Revenues and other include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue, drip condensate and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 7.

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption How WES Evaluates Its Operations–Non-GAAP financial measures within this Item 7. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations–Reconciliation to GAAP Measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2015” refer to the comparison of the year ended December 31, 2015, to the year ended December 31, 2014, and any increases or decreases “for the year ended December 31, 2014” refer to the comparison of the year ended December 31, 2014, to the year ended December 31, 2013.

Throughput

	Year Ended December 31,
MMcf/d (except throughput measured in barrels)	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation (1)	1,487	1,627	(9)%	1,445	13%
Processing (1)	2,331	1,925	21%	1,758	9%
Equity investment (2)	178	171	4%	206	(17)%
Total throughput for natural gas assets	3,996	3,723	7%	3,409	9%
Throughput attributable to noncontrolling interest for natural gas assets	142	165	(14)%	168	(2)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (3)	3,854	3,558	8%	3,241	10%
Total throughput (MBbls/d) for crude/NGL assets (4)	138	116	19%	40	190%

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

Gathering, treating and transportation throughput decreased by 140 MMcf/d for the year ended December 31, 2015, primarily due to the sale of the Dew and Pinnacle systems in July 2015, production declines in the areas around the Anadarko-Operated Marcellus Interest systems, the Bison facility and the Non-Operated Marcellus Interest systems. These decreases were partially offset by higher volumes at the DBJV system due to increased production in West Texas.
Gathering, treating and transportation throughput increased by 182 MMcf/d for the year ended December 31, 2014, due to increased throughput on the Non-Operated Marcellus Interest systems as a result of additional well connections, additional throughput on the Anadarko-Operated Marcellus Interest systems after the March 2013 acquisition and higher volumes at the DBJV system, partially offset by throughput decreases at the Bison facility due to a period of reduced flow resulting from planned maintenance activity and decreases at the Dew and Pinnacle systems resulting from natural production declines in those areas.
Processing throughput increased by 406 MMcf/d for the year ended December 31, 2015, primarily due to increased production in the area around the DJ Basin complex and the acquisition of DBM in November 2014, partially offset by decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin.
Processing throughput increased by 167 MMcf/d for the year ended December 31, 2014, primarily due to the start-up of the Brasada complex in June 2013, increased volumes processed at a plant included in the MGR acquisition (the “Granger straddle plant”) and the acquisition of DBM in November 2014.
Equity investment throughput increased by 7 MMcf/d for the year ended December 31, 2015, primarily due to increased throughput at the Rendezvous system, offset by lower throughput at the Fort Union system due to production declines in the area. Equity investment throughput decreased by 35 MMcf/d for the year ended December 31, 2014, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline.
Throughput for crude/NGL assets measured in barrels increased by 22 MBbls/d for the year ended December 31, 2015, due to an increase in volumes from FRP and TEP, and the third quarter 2014 in-service date of a White Cliffs pipeline expansion. Throughput for crude/NGL assets measured in barrels increased by 76 MBbls/d for the year ended December 31, 2014, due to the start-up of (i) the Mont Belvieu JV fractionation trains, TEP and TEG in the fourth quarter of 2013, and (ii) FRP in March 2014.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$938,121	$745,145	26%	$530,993	40%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $193.0 million for the year ended December 31, 2015, primarily due to increases of (i) $181.1 million at the DJ Basin complex resulting from increased throughput, a higher gathering fee, and the introduction of a condensate handling fee in the first quarter of 2015, (ii) $49.6 million due to the acquisition of DBM in November 2014, and (iii) $10.0 million at the Brasada complex due to increased throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by decreases of (i) $21.3 million at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate and throughput, (ii) $13.6 million due to the sale of the Dew and Pinnacle systems in July 2015, and (iii) $10.8 million at the Chipeta complex due to decreased throughput.
Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $214.2 million for the year ended December 31, 2014, primarily due to increases of (i) $78.8 million resulting from increased throughput at the DJ Basin complex and the start-up of Lancaster Train I in April 2014, (ii) $35.1 million due to the start-up of the Brasada complex in June 2013, (iii) $30.4 million due to increased throughput at the DBJV system, (iv) $28.8 million due to higher throughput on the Non-Operated Marcellus Interest systems, partially offset by a lower average gathering rate, (v) $12.4 million due to higher throughput and average gathering rate on the Anadarko-Operated Marcellus Interest systems, acquired in March 2013, (vi) $12.0 million due to increased throughput at Train III at the Chipeta complex, as well as the retroactive application of a fee increase in the third quarter of 2014 that was applicable upon Train III being placed into service, (vii) $6.3 million due to new third-party gathering agreements at the Hilight system, and (viii) $3.7 million due to the acquisition of the DBM complex in November 2014.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Natural gas sales (1)	$242,826	$166,855	46%	$120,917	38%
Natural gas liquids sales (1)	338,770	417,473	(19)%	391,619	7%
Drip condensate sales (1)	36,353	39,905	(9)%	35,972	11%
Total	$617,949	$624,233	(1)%	$548,508	14%
Average price per unit (1):
Natural gas (per Mcf)	$3.28	$4.16	(21)%	$4.54	(8)%
Natural gas liquids (per Bbl)	21.23	43.62	(51)%	47.69	(9)%
Drip condensate (per Bbl)	45.38	80.68	(44)%	78.91	2%

(1)
Excludes amounts considered above market with respect to WES’s swap extensions at the DJ Basin complex beginning July 1, 2015 and at the Hugoton system beginning October 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For the year ended December 31, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. Beginning July 1, 2015, for the DJ Basin complex and October 1, 2015, for the Hugoton system, average natural gas, NGL and drip condensate prices exclude amounts considered above market that are recorded as capital contributions in the statement of equity and partners’ capital. For the year ended December 31, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The growth in natural gas sales for the year ended December 31, 2015, was primarily due to increases of (i) $76.4 million due to the acquisition of DBM in November 2014 and (ii) $25.6 million at the DJ Basin complex due to an increase in volumes sold. These increases were partially offset by decreases of $24.7 million at the Hilight system and Granger complex due to a decrease in average price as a result of the expiration of swap agreements in December 2014.
The growth in natural gas sales for the year ended December 31, 2014, was primarily due to increases of (i) $22.0 million at the DJ Basin complex due to an increase in both volumes sold and average swap price, (ii) $15.9 million at the Hilight system due to an increase in volumes sold, partially offset by a decrease in average swap price, (iii) $4.2 million at the Granger complex due to an increase in volumes sold as a result of new plant purchase contracts effective in September 2014, and (iv) $2.2 million at the MGR assets due to an increase in volumes sold.
The decline in NGLs sales for the year ended December 31, 2015, was primarily due to decreases of (i) $113.1 million at the Granger complex and the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014, (ii) $19.5 million at the Chipeta complex due to a decrease in average price, (iii) $16.1 million at the DJ Basin complex due to a decrease in volumes sold and the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and (iv) $10.0 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by an increase of $82.5 million due to the acquisition of DBM in November 2014.
The growth in NGLs sales for the year ended December 31, 2014, was primarily due to increases of (i) $21.2 million at the DJ Basin complex due to an increase in volumes sold, partially offset by a decrease in average swap price, (ii) $10.5 million at the Hilight system due to higher volumes processed and sold, partially offset by a decrease in average swap price, and (iii) $8.0 million at the Chipeta complex due to an increase in volumes sold, partially offset by a decrease in average price. These increases were partially offset by a $14.0 million decrease at the MGR assets due to a decrease in volumes sold.
The decline in drip condensate sales for the year ended December 31, 2015, was primarily due to decreases of (i) $1.8 million at the DBJV system due to a decrease in volumes sold and (ii) $1.4 million at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
The increase in drip condensate sales for the year ended December 31, 2014, was primarily due to an increase of $6.0 million at the DJ Basin complex from an increase in volumes sold and average swap price, partially offset by a decrease of $1.4 million at the Hugoton system due to a decrease in volumes sold.

Equity Income, Net

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Equity income, net	$71,251	$57,836	23%	$22,948	152%

For the year ended December 31, 2015, equity income, net increased by $13.4 million, primarily due to a full year of equity income recognized from the TEFR Interests in 2015 and the third quarter 2014 in-service date of a White Cliffs pipeline expansion. These increases were partially offset by WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union, and a decrease in equity income from the Mont Belvieu JV. For the year ended December 31, 2014, equity income, net increased by $34.9 million, primarily driven by the start-up of (i) the Mont Belvieu JV fractionation trains in the fourth quarter of 2013, (ii) TEG and TEP in the fourth quarter of 2013 and (iii) FRP in March 2014.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
NGL purchases (1)	$249,397	$228,369	9%	$191,788	19%
Residue purchases (1)	252,585	186,294	36%	156,761	19%
Other (1)	26,453	39,782	(34)%	24,622	62%
Cost of product	528,435	454,445	16%	373,171	22%
Operation and maintenance	296,774	255,844	16%	201,759	27%
Total cost of product and operation and maintenance expenses	$825,209	$710,289	16%	$574,930	24%

(1)
Excludes amounts considered above market with respect to WES’s swap extensions at the DJ Basin complex beginning July 1, 2015, and at the Hugoton system beginning October 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Cost of product expense for the year ended December 31, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. Beginning July 1, 2015, for the DJ Basin complex and October 1, 2015, for the Hugoton system, average natural gas, NGL and drip condensate prices exclude amounts considered above market that are recorded as capital contributions in the statement of equity and partners’ capital. Cost of product expense for the years ended December 31, 2014 and 2013, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The increase in NGL purchases for the year ended December 31, 2015, was primarily due to an increase of $80.2 million due to the acquisition of the DBM complex in November 2014, partially offset by decreases of (i) $46.0 million at the Hilight system and Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $14.8 million at the Chipeta complex due to a decrease in average price.
The increase in residue purchases for the year ended December 31, 2015, was primarily due to increases of (i) $75.7 million due to the acquisition of DBM in November 2014 and (ii) $37.2 million at the DJ Basin complex due to an increase in volume. These increases were partially offset by decreases of (i) $40.0 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $4.4 million at the Granger straddle plant due to a decrease in volume.
The decrease in other items for the year ended December 31, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The increase in operation and maintenance expense for the year ended December 31, 2015, was primarily due to an increase of $41.1 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $6.9 million due to the divestiture of the Dew and Pinnacle systems in July 2015.
The increase in NGL purchases for the year ended December 31, 2014, was primarily due to increases of (i) $36.7 million at the DJ Basin and Chipeta complexes and the Hilight system due to increases in volumes and (ii) $6.2 million due to the acquisition of DBM in November 2014, these increases were partially offset by a decrease of $7.4 million at the Red Desert complex due to a decrease in volume.
The increase in residue purchases for the year ended December 31, 2014, was primarily due to an increase of $29.5 million at the Hilight system, the DJ Basin and Chipeta complexes and the Granger straddle plant due to increases in volumes.
The increase in other items for the year ended December 31, 2014, was primarily due to changes in imbalance positions at the DJ Basin complex.
The increase in operation and maintenance expense for the year ended December 31, 2014, was primarily due to increases of (i) $13.0 million for plant repairs and maintenance primarily at the Hilight system, and the DJ Basin and Brasada complexes, (ii) $28.4 million in utilities, contract labor and consulting, water and treating costs at the DJ Basin, Brasada and Chipeta complexes and the DBJV system and (iii) $4.4 million increase in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
General and administrative	$38,108	$36,223	5%	$31,353	16%
Property and other taxes	30,533	26,066	17%	23,806	9%
Depreciation and amortization	244,163	186,514	31%	149,815	24%
Impairments	514,096	3,084	NM	1,267	143%
Total general and administrative, depreciation and amortization, impairments and other expenses	$826,900	$251,887	NM	$206,241	22%

NM-Not meaningful

General and administrative expenses increased by $1.9 million for the year ended December 31, 2015, primarily due to increases of (i) $1.3 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement, (ii) $0.5 million in consulting and audit fees and (iii) $0.3 million in non-cash compensation expenses.
General and administrative expenses increased by $4.9 million for the year ended December 31, 2014, primarily due to increases of (i) $3.2 million in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement, (ii) an increase of $0.5 million in non-cash compensation expenses and (iii) $0.5 million in consulting and audit fees.
Property and other taxes increased by $4.5 million for the year ended December 31, 2015, primarily due to ad valorem tax increases of $3.7 million at the DJ Basin complex and $2.5 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $2.3 million due to the divestiture of the Dew and Pinnacle systems in July 2015.
Property and other taxes increased by $2.3 million for the year ended December 31, 2014, primarily due to ad valorem tax increases of $2.2 million associated with capital additions at the Chipeta complex, the completion of the Brasada complex in June 2013, the start-up of Train I at the Lancaster plant in April 2014 and the acquisition of the DBM complex in November 2014. These increases were offset by a decrease of $0.3 million in accrued ad valorem taxes at the Hugoton system.
Depreciation and amortization increased by $57.6 million for the year ended December 31, 2015, primarily due to depreciation expense increases of (i) $42.9 million due to the acquisition of DBM in November 2014, (ii) $20.8 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex and (iii) $7.2 million at the Hilight, DBJV and Haley systems. These increases were partially offset by decreases of (i) $7.1 million due to the divestiture of the Dew and Pinnacle systems in July 2015 and (ii) $9.8 million due to the impact of the impairment at the Red Desert complex during 2015.
Depreciation and amortization increased by $36.7 million for the year ended December 31, 2014, primarily attributable to increases of (i) $16.5 million associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, (ii) $4.6 million due to the acquisition of the DBM complex in November 2014, (iii) $3.9 million due to the completion of the Brasada complex in June 2013, (iv) $3.8 million at the Non-Operated Marcellus Interest systems due to additional capital projects, (v) $2.1 million related to the September 2013 acquisition of OTTCO, and (vi) $2.0 million and $1.2 million at the Hilight system and the Anadarko-Operated Marcellus Interest systems, respectively, related to capital projects.
Impairment expense increased by $511.0 million for the year ended December 31, 2015, primarily due to impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system. Using the income approach and Level 3 fair value inputs, the Red Desert complex was impaired to its estimated salvage value of $6.3 million and the Hilight system was impaired to its estimated fair value of $28.8 million. These impairments were triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, impairment expense increased by $9.9 million primarily due to (i) the abandonment of compressors at the MIGC system and DJ Basin complex and (ii) the cancellation of projects at the Non-Operated Marcellus Interest systems, Anadarko-Operated Marcellus Interest systems, the DBJV system and the DJ Basin, Brasada and Red Desert complexes. Prolonged low or further declines in commodity prices and changes to producers’ drilling plans in response to lower prices could result in additional impairments in future periods. See Risk Factors under Part I, Item 1A of this Form 10-K.

Impairment expense increased by $1.8 million for the year ended December 31, 2014, primarily due to impairments of (i) $1.0 million in the first quarter of 2014 related to a non-operational plant in the Powder River Basin that was impaired to its estimated salvage value of $2.4 million, using the income approach and Level 3 fair value inputs, with no comparative activity in the prior period and (ii) $0.8 million due to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems in 2014.

Interest Income – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Note receivable – Anadarko	$16,900	$16,900	—%	$16,900	—%
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%
Third parties
Long-term debt	$(102,058)	$(81,495)	25%	$(59,293)	37%
Amortization of debt issuance costs and commitment fees	(5,734)	(5,103)	12%	(4,449)	15%
Capitalized interest	8,318	9,832	(15)%	11,945	(18)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(14,398)	—	—%	—	—%
Interest expense	$(113,872)	$(76,766)	48%	$(51,797)	48%

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $37.1 million for the year ended December 31, 2015, primarily due to (i) $14.4 million in accretion recorded to interest expense for the Deferred purchase price obligation - Anadarko, (ii) $11.4 million in interest incurred on the 2025 Notes issued in June 2015, (iii) $4.8 million of interest incurred on the 2044 Notes issued in March 2014, (iv) additional interest incurred on the WES RCF of $3.9 million as a result of higher average borrowings outstanding, and (v) $0.6 million of interest incurred on the additional 2018 Notes issued in March 2014. Capitalized interest decreased by $1.5 million for the year ended December 31, 2015, primarily due to the completion of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both within the DJ Basin complex). This decrease was partially offset by an increase due to the construction of Trains IV and V at the DBM complex (acquired in November 2014). See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Interest expense increased by $25.0 million for the year ended December 31, 2014, primarily due to interest expense incurred on the 2044 Notes of $17.0 million, as well as additional interest incurred on the 2018 Notes of $6.1 million. Amortization of debt issuance costs and commitment fees increased by $0.7 million for the year ended December 31, 2014, primarily due to higher commitment fees driven by the amendment and restatement of the WES RCF from $800.0 million to $1.2 billion in February 2014. Capitalized interest decreased by $2.1 million for the year ended December 31, 2014, primarily due to the completion of the Brasada complex in June 2013, partially offset by an increase in capitalized interest for the construction of Lancaster Train II (within the DJ Basin complex). See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Income Tax (Benefit) Expense

	Year Ended December 31,
thousands except percentages	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Income (loss) before income taxes	$(60,057)	$419,526	(114)%	$294,199	43%
Income tax (benefit) expense	3,380	11,659	(71)%	4,660	150%
Effective tax rate	NM	3%		2%

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
Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law became effective January 1, 2016. WES is required to include the impact of the law change on its deferred state income taxes in the period enacted. The adjustment, a reduction in deferred state income taxes in the amount of $2.2 million, was recorded in June 2015 and is included in the income tax (benefit) expense for the year ended December 31, 2015.
Income attributable to (i) the DBJV system prior to and including February 2015, (ii) the TEFR Interests prior to and including February 2014 and (iii) the Non-Operated Marcellus Interest systems prior to and including February 2013, was subject to federal and state income tax. Income earned on the DBJV system, the TEFR Interests and the Non-Operated Marcellus Interest systems for periods subsequent to February 2015, February 2014 and February 2013, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2013	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$971,639	$876,210	11%	$681,307	29%
Adjusted gross margin for crude/NGL assets (2)	88,642	73,714	20%	15,274	NM
Adjusted gross margin attributable to Western Gas Partners, LP (3)	1,060,281	949,924	12%	696,581	36%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.69	0.67	3%	0.55	22%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.76	1.75	1%	1.05	67%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	757,966	679,352	12%	469,340	45%
Distributable cash flow (3)	636,363	561,181	13%	386,853	45%

NM-Not meaningful

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues and other for natural gas assets, less reimbursements for electricity-related expenses recorded as revenue and cost of product for natural gas assets, plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues and other for crude/NGL assets, less reimbursements for electricity-related expenses recorded as revenue and cost of product for crude/NGL assets, plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation to GAAP measures within this Item 7.

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

Adjusted gross margin. Adjusted gross margin increased by $110.4 million for the year ended December 31, 2015, primarily due to the start-up of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both part of the DJ Basin complex) and the acquisition of DBM in November 2014. This increase was partially offset by margin decreases at the Granger complex due to lower average pricing, at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate and at the Chipeta complex due to lower volumes, as well as the sale of the Dew and Pinnacle systems in July 2015.
Adjusted gross margin increased by $253.3 million for the year ended December 31, 2014, primarily due to higher margins at the DJ Basin complex (including the start-up of Lancaster Train I in April 2014), the start-up of the Mont Belvieu JV fractionation trains in the fourth quarter of 2013, the start-up of the Brasada complex in June 2013, higher margins at the Non-Operated Marcellus Interest and DBJV systems, the acquisition of the Anadarko-Operated Marcellus Interest in March 2013, the start-up of TEG and TEP in the fourth quarter of 2013, and the start-up of FRP in March 2014.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.02 for the year ended December 31, 2015, primarily due to the start-up of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both within the DJ Basin complex) and the acquisition of DBM in November 2014.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.12 for the year ended December 31, 2014, primarily due to the consolidation of several systems into the DJ Basin complex beginning in 2014, as well as the start-up of Lancaster Train I in April 2014, and higher margins at the Chipeta complex and the Non-Operated Marcellus Interest systems.
Adjusted gross margin per Bbl for crude/NGL assets remained relatively constant for the year ended December 31, 2015. Adjusted gross margin per Bbl for crude/NGL assets increased by $0.70 for the year ended December 31, 2014, due to distributions received from the Mont Belvieu JV and the TEFR Interests.

Adjusted EBITDA. Adjusted EBITDA increased by $78.6 million for the year ended December 31, 2015, primarily due to a $178.5 million increase in total revenues and other, a $17.3 million increase in distributions from equity investees and a $3.9 million decrease in net income attributable to noncontrolling interest. These amounts were partially offset by a $73.5 million increase in cost of product (net of lower of cost or market inventory adjustments), a $40.9 million increase in operation and maintenance expenses, a $4.5 million increase in property and other tax expense, and a $1.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $210.0 million for the year ended December 31, 2014, primarily due to a $297.4 million increase in total revenues and other and a $58.9 million increase in distributions from equity investees. These amounts were offset by an $81.3 million increase in cost of product, a $54.1 million increase in operation and maintenance expenses, a $4.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, a $3.2 million increase in net income attributable to noncontrolling interest, and a $2.3 million increase in property and other tax expense.

Distributable cash flow. Distributable cash flow increased by $75.2 million for the year ended December 31, 2015, primarily due to a $78.6 million increase in Adjusted EBITDA and $18.4 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by a $21.2 million increase in net cash paid for interest expense and a $0.7 million increase in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $174.3 million for the year ended December 31, 2014, primarily due to a $210.0 million increase in Adjusted EBITDA, offset by a $22.9 million increase in net cash paid for interest expense and a $13.5 million increase in cash paid for maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of December 31, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On January 21, 2016, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.800 per unit, or $152.6 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units. The cash distribution was paid on February 11, 2016, to WES unitholders of record at the close of business on February 1, 2016. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). The Class C unit distribution, if paid in cash, would have been $9.1 million for the fourth quarter of 2015.
WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. To facilitate a potential debt or equity securities issuance, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Read Risk Factors under Part I, Item 1A of this Form 10-K.

Working capital. As of December 31, 2015, WES had $87.6 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of December 31, 2015, WES had $893.6 million available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2015	2014	2013
Acquisitions	$16,178	$1,902,520	$716,985

Expansion capital expenditures	$552,190	$673,241	$646,209
Maintenance capital expenditures	49,638	49,019	35,173
Total capital expenditures (1) (2)	$601,828	$722,260	$681,382

Capital incurred (2) (3)	$533,673	$753,425	$661,640

(1)
Maintenance capital expenditures for the years ended December 31, 2015, 2014 and 2013, are presented net of $0.5 million, $0.2 million and $0.6 million, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the years ended December 31, 2014 and 2013, included $49.4 million and $35.5 million, respectively, of pre-acquisition capital expenditures for the DBJV system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the years ended December 31, 2015, 2014 and 2013, included $8.3 million, $9.8 million and $10.6 million, respectively, of capitalized interest.

(3)	Capital incurred for the years ended December 31, 2014 and 2013, included $58.1 million and $33.4 million, respectively, of pre-acquisition capital incurred for the DBJV system.

Acquisitions during 2015 included equipment purchases from Anadarko and the post-closing purchase price adjustments related to the DBM acquisition. Acquisitions during 2014 included DBM and the TEFR Interests. Acquisitions during 2013 included OTTCO, the Mont Belvieu JV, the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures, excluding acquisitions, decreased by $120.4 million for the year ended December 31, 2015. Expansion capital expenditures decreased by $121.1 million (including a $1.5 million decrease in capitalized interest) for the year ended December 31, 2015, primarily due to a decrease of $200.4 million at the DJ Basin complex related to compression projects in 2014 and less activity in 2015 at the Lancaster plant. In addition, there were decreases of $39.9 million at the Hilight system, $14.2 million at the Non-Operated Marcellus Interest systems, $13.9 million at the Anadarko-Operated Marcellus Interest systems, $12.6 million at the Brasada complex and $11.1 million at the Red Desert complex. These decreases were partially offset by an increase of $163.5 million due to the acquisition of DBM in November 2014 and $12.1 million at the DBJV system.
Capital expenditures, excluding acquisitions, increased by $40.9 million for the year ended December 31, 2014. Expansion capital expenditures increased by $27.0 million (including a $0.8 million decrease in capitalized interest) for the year ended December 31, 2014, primarily due to an increase of $111.0 million at the DJ Basin complex, related to compression projects and well connections, as well as the continued construction of Lancaster Train II. In addition, there was an increase of $21.7 million at the Haley system, $21.6 million at the Hilight system, $15.8 million at the DBJV system, $13.3 million at the DBM complex, $11.9 million at the Anadarko-Operated Marcellus Interest systems and $6.2 million at the Chipeta complex. These increases were partially offset by a $104.1 million decrease at the Brasada complex due to construction being completed in June 2013, a $68.6 million decrease at the Non-Operated Marcellus Interest systems and a $2.3 million decrease at the Red Desert complex. Maintenance capital expenditures increased by $13.8 million, primarily as a result of increased expenditures of $4.7 million at the DJ Basin complex, $5.7 million at the Non-Operated Marcellus Interest systems, $2.2 million at the Red Desert complex and $1.6 million at the Anadarko-Operated Marcellus Interest systems.
WES estimates its total capital expenditures for the year ended December 31, 2016, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions, to be between $450 million and $490 million and its maintenance capital expenditures to be between 7% and 10% of Adjusted EBITDA. Expected 2016 projects include the continued construction of Trains IV, V and VI and the extension of the Ramsey Residue Line at WES’s DBM complex. WES’s future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to it, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. WES expects to fund future capital expenditures from cash flows generated from operations, interest income from its note receivable from Anadarko, borrowings under the WES RCF, the issuance of additional WES units or debt offerings.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2015	2014	2013
Net cash provided by (used in):
Operating activities	$669,609	$580,209	$492,605
Investing activities	(466,424)	(2,670,998)	(1,688,523)
Financing activities	(172,206)	2,057,115	876,665
Net increase (decrease) in cash and cash equivalents	$30,979	$(33,674)	$(319,253)

Operating Activities. Net cash provided by operating activities during the years ended December 31, 2015 and 2014, increased primarily due to the impact of changes in working capital items. The increase for the year ended December 31, 2014, was driven primarily by changes in accounts payable balances due to the acquisition of DBM and timing of payments made to third-parties.
Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2015, included the following:

•
$601.8 million of capital expenditures, net of $0.5 million of contributions in aid of construction costs from affiliates, primarily related to the construction of Lancaster Train II (within the DJ Basin complex), plant construction at the DBM complex and expansion at the DBJV system;

•	$12.7 million of cash paid for equipment purchases from Anadarko;

•	$11.4 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition;

•	$145.6 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas; and

•	$16.2 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2014, included the following:

•	$1.5 billion of cash paid for the acquisition of DBM, net of $30.6 million of cash acquired;

•
$722.3 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliates, primarily related to the construction of Lancaster Trains I and II, as well as compression expansion projects, all within the DJ Basin complex;

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$42.0 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$22.9 million of cash paid for equipment purchases from Anadarko;

•	$10.5 million of cash paid for White Cliffs expansion projects;

•	$6.6 million of cash paid related to the construction of the Texas Express Pipeline, which was completed in November 2013; and

•	$18.1 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2013, included the following:

•	$681.4 million of capital expenditures, net of $0.6 million of contributions in aid of construction costs from affiliates;

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$236.9 million of capital contributions to TEG, TEP and FRP for construction costs;

•	$134.6 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$38.7 million of capital contributions to the Mont Belvieu JV to fund WES’s share of construction costs for the fractionation trains completed in the fourth quarter of 2013;

•	$27.5 million of cash paid for the OTTCO acquisition;

•	$19.1 million of cash paid for a White Cliffs expansion project;

•	$11.2 million of cash paid for equipment purchases from Anadarko; and

•	$4.4 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under the WES RCF;

•	$545.1 million of distributions paid to WES unitholders;

•	$12.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

•
$489.6 million of net proceeds from the WES 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$400.0 million of borrowings to fund capital expenditures and for general partnership purposes;

•
$57.4 million of net proceeds from sales of WES common units under its $500.0 million COP (as discussed in Registered Securities within this Item 7). Net proceeds were used for general partnership purposes, including funding capital expenditures;

•	$31.5 million of net contributions from Anadarko representing intercompany transactions attributable to WES’s acquisition of DBJV; and

•
$18.4 million of capital contribution from Anadarko related to the above-market component of swap extensions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

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

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•	$335.0 million of borrowings to fund capital expenditures and general partnership purposes;

•
$100.0 million of net proceeds from the offering of additional WES 2018 Notes in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$83.2 million of net proceeds from sales of WES common units under WES’s $125.0 million COP, including net proceeds from capital contributions by WES GP;

•	$27.8 million of net contributions from Anadarko representing intercompany transactions attributable to WES’s acquisitions of DBJV and the TEFR Interests;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering;

•	$650.0 million of repayments of outstanding borrowings under the WES RCF;

•	$408.6 million of distributions paid to WES unitholders; and

•	$15.1 million of distributions paid to the noncontrolling interest owner of Chipeta.

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

•	$200.1 million of net contributions from Anadarko representing intercompany transactions attributable to WES’s acquisitions of the TEFR Interests and the Non-Operated Marcellus Interest;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition;

•	$41.8 million of net proceeds from sales of WES common units under WES’s $125.0 million COP, including net proceeds from capital contributions by WES GP;

•	$27.5 million of borrowings to fund the OTTCO acquisition;

•	$2.2 million of contributions from the noncontrolling interest owners of Chipeta;

•	$710.0 million of repayments of outstanding borrowings under the WES RCF;

•	$299.1 million of distributions paid to WES unitholders; and

•	$13.1 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At December 31, 2015, WES’s debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $400.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, and $300.0 million of borrowings outstanding under the WES RCF. As of December 31, 2015, the carrying value of WES’s outstanding debt was $2.7 billion. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
At December 31, 2015, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. The $1.2 billion WES RCF, which is expandable to a maximum of $1.5 billion, matures in February 2019 and bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon WES’s senior unsecured debt rating. As of December 31, 2015, WES had $300.0 million of outstanding borrowings, $6.4 million in outstanding letters of credit and $893.6 million available for borrowing under the WES RCF. At December 31, 2015, the interest rate on the WES RCF was 1.73%, the facility fee rate was 0.20% and WES was in compliance with all covenants under the WES RCF.
The WES RCF continues to contain certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. At December 31, 2015, WES was in compliance with all remaining covenants under the WES RCF.
The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes, 2025 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI against any claims made against WES GP under the 2022 Notes, 2021 Notes and/or the WES RCF.
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

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for the DBJV system) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of December 31, 2015, the net present value of this obligation was $188.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the year ended December 31, 2015 was $14.4 million and zero for each of the years ended December 31, 2014 and 2013, and has been recorded as a charge to interest expense. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Registered securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC. WES issues common units under its $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of December 31, 2015, WES had the capacity to issue additional common units under the $500.0 million COP of up to an aggregate sales price of $441.8 million. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of trades completed by WES under its $500.0 million COP.

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
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce its exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts, and is subject to performance risk thereunder. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2015. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2016.

	Obligations by Period
thousands	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt
Principal	$—	$—	$350,000	$300,000	$—	$2,070,000	$2,720,000
Interest	108,052	108,052	104,604	95,948	95,225	657,898	1,169,779
Asset retirement obligations	3,555	1,729	—	370	—	114,873	120,527
Capital expenditures	45,045	—	—	—	—	—	45,045
Credit facility fees	2,400	2,400	2,400	375	—	—	7,575
Environmental obligations	1,136	708	333	278	123	—	2,578
Operating leases	2,614	1,705	109	—	—	—	4,428
Deferred purchase price obligation - Anadarko	—	—	—	—	282,807	—	282,807
Total	$162,802	$114,594	$457,446	$396,971	$378,155	$2,842,771	$4,352,739

Debt and credit facility fees. For additional information on credit facility fees required under the WES RCF, see Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information, see Note 11—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to WES expansion projects. WES has other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Environmental obligations. WGP, through its partnership interests in WES, is subject to various environmental-remediation obligations arising from federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. WES regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in its recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which it charges WES rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement. See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Deferred purchase price obligation - Anadarko. WES acquired Anadarko’s interest in DBJV in March 2015. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. WES currently estimates the future payment will be $282.8 million. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we and WES enter into from time to time, see Note 5—Transactions with Affiliates and Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of property, plant and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. WES’s management considers the following to be its most critical accounting estimates that involve judgment and it discusses the selection and development of these estimates with WES GP’s Audit Committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted-average life of WES’s long-lived assets is 24 years. If the depreciable lives of WES’s assets were reduced by 10%, WES estimates that annual depreciation expense would increase by $26.1 million, which would result in a corresponding reduction in WES’s operating income (loss).

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
In assessing long-lived assets for impairments, WES’s management evaluates changes in its business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of WES’s revenues arises from gathering, processing and transporting the natural gas production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect WES’s operations, may necessitate assessment of the carrying amount of its affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by WES’s customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2015, 2014 and 2013.

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
WES evaluates whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that WES has one operating segment and two reporting units: (i) gathering and processing and (ii) transportation. The carrying value of goodwill as of December 31, 2015, was $384.9 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit. In connection with the November 2014 DBM acquisition, WES recorded $284.7 million of goodwill. WES also allocated $5.1 million of goodwill to its divestiture of the Dew and Pinnacle systems upon sale in July 2015. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The first step in assessing whether an impairment of goodwill is necessary is a qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is less than its carrying amount, including goodwill. If WES concludes it is more likely than not that the fair value of the reporting unit exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment indicates the fair value of the reporting unit may be less than its carrying amount, WES would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary.
When evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances are assessed, including the following:

•	significant changes in WES’s unit price;

•	changes in commodity prices;

•	changes in operating and capital costs;

•	impairments recognized;

•	acquisitions and disposals of assets;

•	changes in throughput; and

•	changes in trading multiples for WES’s peers.

In this manner, estimating the fair value of WES’s reporting units was not necessary based on the qualitative evaluation as of October 1, 2015. Given declines in WES’s unit price and declines in commodity markets through the end of 2015, WES also evaluated whether it was more likely than not that the fair value of a reporting unit had declined below its carrying amount at December 31, 2015, and concluded that estimating fair value of WES’s reporting units was not necessary at that time either. However, fair-value estimates of WES’s reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.

Because quoted market prices for WES’s reporting units are not available, WES’s management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses information available to make these fair-value estimates, including market multiples of EBITDA. Specifically, WES’s management estimates fair value by applying an estimated multiple to projected EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against WES’s projected EBITDA. A lower fair-value estimate in the future for any of WES’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on WES’s most recent goodwill impairment test, WES concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in our consolidated financial statements.

Impairments of intangible assets. WES’s intangible asset balance as of December 31, 2015 and 2014, primarily represents the fair value, net of amortization, of (i) contracts WES assumed in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts WES assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years. See Note 2—Acquisitions and Divestitures and Note 8—Goodwill and Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and WES’s standby letters of credit required for this item is provided under Note 13—Commitments and Contingencies and Note 12—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
To mitigate WES’s exposure to a majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, WES currently has in place commodity price swap agreements with Anadarko expiring in December 2016. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the DJ Basin complex and Hugoton system swaps were further extended from January 1, 2016, through December 31, 2016. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Interest rate risk. Interest rates during the year ended December 31, 2015, were low compared to historic rates. In December 2015, the Federal Open Market Committee raised the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, and signaled that further increases are likely over the medium term. Such increases in the federal funds rate will ultimately result in an increase in our and WES’s financing costs. As of December 31, 2015, WGP had no outstanding borrowings under the WGP WCF and WES had $300.0 million of outstanding borrowings under the WES RCF (both of which bear interest at a rate based on LIBOR or, in the case of the WES RCF, an alternative base rate at WES’s option). If interest rates rise, future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF or WGP WCF at December 31, 2015.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 8.  Financial Statements and Supplementary Data

WESTERN GAS EQUITY PARTNERS, LP

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF MANAGEMENT

Management of Western Gas Equity Partners, LP’s (“WGP”) general partner prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly WGP’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing its consolidated financial statements, WGP includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. WGP’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to KPMG LLP all of WGP’s financial records and related data, as well as the minutes of the Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. WGP’s internal control system was designed to provide reasonable assurance to Management and the Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of WGP’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded WGP’s internal control over financial reporting was not effective as of December 31, 2015, due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of WGP’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of WGP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, it was determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of WES’s commodity price swap agreements with Anadarko Petroleum Corporation was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. Management concluded that this deficiency in internal control over financial reporting related to an inadequate understanding of GAAP impairment standards by certain individuals, resulting in a failure to follow WGP’s accounting policies. This failure to identify a triggering event that would have led to an asset impairment constituted a material weakness as defined in the regulations of the Securities and Exchange Commission. This material weakness resulted in the misstatement of impairment expense and in the restatement of the unaudited consolidated financial statements for the interim periods ended March 31, 2015, June 30, 2015, and September 30, 2015.
KPMG LLP, WGP’s independent registered public accounting firm, has issued an adverse report on the effectiveness of WGP’s internal control over financial reporting as of December 31, 2015.

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

February 25, 2016

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

We have audited Western Gas Equity Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an inadequate understanding of generally accepted accounting principles related to impairment by certain individuals and a failure to follow the Partnership’s accounting policies, resulting in a triggering event not being identified that would have led to an asset impairment, has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 25, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Western Gas Equity Partners, LP has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Houston, Texas
February 25, 2016

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Equity Partners, LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an adverse opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 25, 2016

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2015	2014 (1)	2013 (1)
Revenues and other – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$581,644	$467,540	$340,116
Natural gas, natural gas liquids and drip condensate sales	447,106	581,317	502,219
Other	1,172	5,078	1,868
Total revenues and other – affiliates	1,029,922	1,053,935	844,203
Revenues and other – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	356,477	277,605	190,877
Natural gas, natural gas liquids and drip condensate sales	170,843	42,916	46,289
Other	4,130	8,412	4,113
Total revenues and other – third parties	531,450	328,933	241,279
Total revenues and other	1,561,372	1,382,868	1,085,482
Equity income, net (2)	71,251	57,836	22,948
Operating expenses
Cost of product (3)	528,435	454,445	373,171
Operation and maintenance (3)	296,774	255,844	201,759
General and administrative (3)	41,217	39,439	35,065
Property and other taxes	30,572	26,100	23,806
Depreciation and amortization	244,163	186,514	149,815
Impairments	514,096	3,084	1,267
Total operating expenses	1,655,257	965,426	784,883
Gain on divestiture and other, net (4)	57,020	—	—
Operating income (loss)	34,386	475,278	323,547
Interest income – affiliates	16,900	16,900	16,900
Interest expense (5)	(113,874)	(76,769)	(51,797)
Other income (expense), net	(578)	938	1,935
Income (loss) before income taxes	(63,166)	416,347	290,585
Income tax (benefit) expense	3,380	11,659	4,611
Net income (loss)	(66,546)	404,688	285,974
Net income (loss) attributable to noncontrolling interests	(154,409)	165,468	122,173
Net income (loss) attributable to Western Gas Equity Partners, LP	$87,863	$239,220	$163,801
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$87,863	$239,220	$163,801
Results attributable to the pre-IPO period	—	—	(49)
Pre-acquisition net (income) loss allocated to Anadarko	(1,742)	(16,353)	(8,224)
Limited partners’ interest in net income (loss) (6)	86,121	222,867	155,528
Net income (loss) per common unit – basic and diluted	$0.39	$1.02	$0.71
Weighted-average common units outstanding – basic and diluted	218,913	218,910	218,896

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $167.4 million, $127.9 million and $136.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Operation and maintenance includes charges from Anadarko of $67.1 million, $62.3 million and $59.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. General and administrative includes charges from Anadarko of $31.5 million, $29.7 million and $25.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 5.

(4)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2015. See Note 1.

(5)
Includes affiliate (as defined in Note 1) interest expense of $14.4 million for the year ended December 31, 2015, and zero for each of the years ended December 31, 2014 and 2013. See Note 2 and Note 12.

(6)	Represents net income (loss) earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2015	2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$99,694	$67,213
Accounts receivable, net (2)	180,777	109,019
Other current assets (3)	8,557	10,827
Total current assets	289,028	187,059
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,904,637	5,626,650
Less accumulated depreciation	1,614,663	1,055,207
Net property, plant and equipment	4,289,974	4,571,443
Goodwill	389,686	389,087
Other intangible assets	832,127	884,857
Equity investments	618,887	634,492
Other assets	29,707	28,289
Total assets	$6,709,409	$6,955,227
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (4)	$64,606	$54,232
Accrued ad valorem taxes	17,808	14,812
Accrued liabilities	116,895	170,864
WGP working capital facility – Anadarko	—	1,150
Total current liabilities	199,309	241,058
Long-term debt	2,707,357	2,422,954
Deferred income taxes	5,963	45,642
Asset retirement obligations and other	118,606	111,714
Deferred purchase price obligation – Anadarko (5)	188,674	—
Total long-term liabilities	3,020,600	2,580,310
Total liabilities	3,219,909	2,821,368
Equity and partners’ capital
Common units (218,919,380 and 218,909,977 units issued and outstanding at December 31, 2015 and 2014, respectively)	1,060,842	1,260,195
Net investment by Anadarko	—	122,509
Total partners’ capital	1,060,842	1,382,704
Noncontrolling interests	2,428,658	2,751,155
Total equity and partners’ capital	3,489,500	4,133,859
Total liabilities, equity and partners’ capital	$6,709,409	$6,955,227

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $42.5 million and $64.5 million as of December 31, 2015 and 2014, respectively. Accounts receivable, net as of December 31, 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(3)	Other current assets includes imbalance receivables from affiliates of zero and $0.2 million as of December 31, 2015 and 2014, respectively.

(4)	Accounts and imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of December 31, 2015 and 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2012 (1)	$419,544	$912,376	$1,168,043	$2,499,963
Net income (loss)	8,273	155,528	122,173	285,974
WES equity transactions, net (2)	—	187,016	537,795	724,811
Contributions received from Chipeta noncontrolling interest owner	—	—	2,247	2,247
Distributions to Chipeta noncontrolling interest owner	—	—	(13,127)	(13,127)
Distributions to noncontrolling interest owners of WES	—	—	(130,706)	(130,706)
Distributions to WGP unitholders	—	(137,000)	—	(137,000)
Acquisitions from affiliates	(255,635)	(209,865)	—	(465,500)
Contributions of equity-based compensation to WES by Anadarko (3)	—	2,846	86	2,932
Net pre-acquisition contributions from (distributions to) Anadarko (4)	194,543	—	—	194,543
Net distributions to Anadarko of other assets	—	(5,855)	—	(5,855)
Elimination of net deferred tax liabilities	46,530	—	—	46,530
Other	—	36	345	381
Balance at December 31, 2013 (1)	$413,255	$905,082	$1,686,856	$3,005,193
Net income (loss)	16,353	222,867	165,468	404,688
WES equity transactions, net (2)	—	351,510	339,907	691,417
WES Class C unit issuance	—	—	750,000	750,000
Distributions to Chipeta noncontrolling interest owner	—	—	(15,149)	(15,149)
Distributions to noncontrolling interest owners of WES	—	—	(176,344)	(176,344)
Distributions to WGP unitholders	—	(228,481)	—	(228,481)
Acquisitions from affiliates	(372,784)	16,534	—	(356,250)
Contributions of equity-based compensation to WES by Anadarko (3)	—	3,041	—	3,041
Net pre-acquisition contributions from (distributions to) Anadarko (4)	27,525	—	—	27,525
Net distributions to Anadarko of other assets	—	(10,733)	—	(10,733)
Elimination of net deferred tax liabilities	38,160	—	—	38,160
Other	—	375	417	792
Balance at December 31, 2014 (1)	$122,509	$1,260,195	$2,751,155	$4,133,859
Net income (loss)	1,742	86,121	(154,409)	(66,546)
Above-market component of swap extensions with Anadarko (5)	—	18,449	—	18,449
WES equity transactions, net (2)	—	(19,687)	77,040	57,353
Distributions to Chipeta noncontrolling interest owner	—	—	(12,187)	(12,187)
Distributions to noncontrolling interest owners of WES	—	—	(233,178)	(233,178)
Distributions to WGP unitholders	—	(306,477)	—	(306,477)
Acquisitions from affiliates	(197,562)	23,286	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko (3)	—	3,471	—	3,471
Net pre-acquisition contributions from (distributions to) Anadarko	31,467	—	—	31,467
Net distributions to Anadarko of other assets	—	(4,767)	—	(4,767)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	—	251	237	488
Balance at December 31, 2015	$—	$1,060,842	$2,428,658	$3,489,500

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)
Includes the impact of WES’s (as defined in Note 1) public equity offerings as described in Note 4. The $(19.7) million, $351.5 million and $187.0 million increase (decrease) to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $68.2 million, $590.7 million and $350.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Associated with the Anadarko Incentive Plans as defined and described in Note 1 and Note 5.

(4)
Includes deferred taxes on capitalized interest of $0.3 million and $5.5 million associated with the acquisition of the TEFR Interests (as defined and described in Note 1) for the years ended December 31, 2014 and 2013, respectively.

(5)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2015	2014 (1)	2013 (1)
Cash flows from operating activities
Net income (loss)	$(66,546)	$404,688	$285,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244,163	186,514	149,815
Impairments	514,096	3,084	1,267
Non-cash equity-based compensation expense	4,445	4,105	3,822
Deferred income taxes	1,932	13,325	40,035
Accretion and amortization of long-term obligations, net	17,698	2,736	2,449
Equity income, net (2)	(71,251)	(57,836)	(22,948)
Distributions from equity investment earnings (2)	82,054	62,967	17,698
Gain on divestiture and other, net (3)	(57,020)	—	—
Lower of cost or market inventory adjustments	443	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(5,671)	(6,586)	(14,066)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	3,154	(40,108)	29,615
Change in other items, net	(724)	3,487	(4,478)
Net cash provided by operating activities	666,773	576,376	489,183
Cash flows from investing activities
Capital expenditures	(602,289)	(722,443)	(681,999)
Contributions in aid of construction costs from affiliates	461	183	617
Acquisitions from affiliates	(12,664)	(379,193)	(476,711)
Acquisitions from third parties	(3,514)	(1,523,327)	(240,274)
Investments in equity affiliates	(11,442)	(64,278)	(294,693)
Distributions from equity investments in excess of cumulative earnings (2)	16,244	18,055	4,438
Proceeds from the sale of assets to affiliates	925	—	85
Proceeds from the sale of assets to third parties	145,855	5	14
Net cash used in investing activities	(466,424)	(2,670,998)	(1,688,523)
Cash flows from financing activities
Borrowings, net of debt issuance costs	889,606	1,648,028	957,503
Repayments of debt	(611,150)	(650,000)	(710,000)
Increase (decrease) in outstanding checks	(1,751)	1,693	(1,763)
Expenses from the issuance of WGP common units	—	—	(2,367)
Proceeds from the issuance of WES common units, net of offering expenses	57,353	691,178	725,050
Proceeds from the issuance of WES Class C units	—	750,000	—
Distributions to WGP unitholders (4)	(306,477)	(228,481)	(137,000)
Contributions from Chipeta noncontrolling interest owner	—	—	2,247
Distributions to Chipeta noncontrolling interest owner	(12,187)	(15,149)	(13,127)
Distributions to noncontrolling interest owners of WES	(233,178)	(176,344)	(130,706)
Net contributions from Anadarko	31,467	27,825	200,032
Above-market component of swap extensions with Anadarko (4)	18,449	—	—
Net cash provided by (used in) financing activities	(167,868)	2,048,750	889,869
Net increase (decrease) in cash and cash equivalents	32,481	(45,872)	(309,471)
Cash and cash equivalents at beginning of period	67,213	113,085	422,556
Cash and cash equivalents at end of period	$99,694	$67,213	$113,085
Supplemental disclosures
Acquisition of DBJV from Anadarko	$174,276	$—	$—
Net distributions to (contributions from) Anadarko of other assets	4,767	10,733	5,855
Interest paid, net of capitalized interest	94,720	67,648	47,098
Taxes paid (reimbursements received)	—	(90)	552
Capital lease asset transfer (5)	—	4,833	—

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2015. See Note 1.

(4)	See Note 5.

(5)	For the year ended December 31, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement. See Note 7.

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
The three types of partnership interests in WES owned by WGP are as follows: (i) the general partner interest in WES, held through WES GP, (ii) 100% of the incentive distribution rights (“IDRs”) in WES, which entitle WGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by WES as certain target distribution levels are reached in any quarter and (iii) a significant limited partner interest in WES. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity.
WGP completed its initial public offering (“IPO”) in December 2012, and its common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “WGP.”
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of December 31, 2015, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	12	2	5	2
Natural gas treating facilities	12	4	—	3
Natural gas processing plants/trains (1)	18	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipeline	—	—	—	1

(1)	On December 3, 2015, an incident occurred at the DBM complex. See Note 7.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. In June 2015, WES completed the construction and commenced operations of Lancaster Train II, a processing plant located within the DJ Basin complex. In addition, WES is constructing Trains IV and V, both processing plants, at the DBM complex (see Note 2), with operations expected to commence during the first half (Train IV) and second half (Train V) of 2016. WES has also made progress payments towards the construction of another cryogenic unit, at the DBM complex (Train VI), with an expected in-service date of mid-2017.

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
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public and other subsidiaries of Anadarko), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, (iii) the general and administrative expenses incurred by WGP, which are separate from, and in addition to, those incurred by WES, and (iv) the inclusion of the impact of WGP equity balances and WGP distributions.

Adjustments to previously issued financial statements. WGP’s consolidated statements of income reflect adjustments for the following amounts, which previously reduced Operation and maintenance expense, to revenues related to Gathering, processing and transportation of natural gas and natural gas liquids: (i) $25.0 million for the year ended December 31, 2015 (all of which relates to the six months ended June 30, 2015) and (ii) $39.3 million and $20.5 million for the years ended December 31, 2014 and 2013, respectively. Management determined that the third-party producer reimbursements received for electricity purchased by WES are more appropriately classified as revenues, instead of a reduction to Operation and maintenance expense. This correction of an error has no impact to Net income (loss), cash flows, or any non-GAAP metric WES uses to evaluate its operations and is not considered material to the results of operations for the years ended December 31, 2015, 2014 and 2013. WGP has revised its previously reported 2013, 2014 and 2015 consolidated financial statements, and unaudited interim periods therein as applicable, to reflect the reclassification.

Noncontrolling interests. WGP’s noncontrolling interests in the consolidated financial statements consist of the following for all periods presented: (i) the 25% interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member, (ii) the publicly held limited partner interests in WES, (iii) the 757,619 WES common units issued by WES to other subsidiaries of Anadarko as part of the consideration paid for the acquisitions of the Non-Operated Marcellus Interest and the TEFR Interests and (iv) the WES Class C units issued by WES to a subsidiary of Anadarko as part of the funding for the acquisition of DBM. See Note 3 and Note 4.
When WES issues equity, the carrying amount of the noncontrolling interest reported by WGP is adjusted to reflect the noncontrolling ownership interest in WES. The resulting impact of such noncontrolling interest adjustment on WGP’s interest in WES is reflected as an adjustment to WGP’s partners’ capital.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 9) by WGP through its partnership interests in WES as of December 31, 2015. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control. See Note 2.
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

Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.

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
The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate, and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. See Note 12.
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

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. As of December 31, 2015 and 2014, bad-debt reserve was immaterial.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into WES’s systems and volumes delivered by WES to customers’ pipelines. Volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by WES are valued at the weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2015, imbalance receivables and payables were $2.1 million and $1.6 million, respectively. As of December 31, 2014, imbalance receivables and payables were $0.4 million and $0.7 million, respectively. Net changes in imbalance payables and receivables are reported in cost of product.

Inventory. The cost of NGLs inventories is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in other current assets in the consolidated balance sheets. See Note 10.

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
Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts that are received from insurance carriers are net of any deductibles related to the covered event. A receivable is recorded from insurance to the extent a loss is recognized from an involuntary conversion event and the likelihood of recovering such loss is deemed probable. To the extent that any insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed. A gain on involuntary conversion is recognized when the amount received from insurance exceeds the net book value of the retired asset(s). In addition, gains related to insurance recoveries are not recognized until all contingencies related to such proceeds have been resolved, that is, a non-refundable cash payment is received from the insurance carrier or there is a binding settlement agreement with the carrier that clearly states that a non-refundable payment will be made. To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, in the consolidated balance sheets and presented as capital expenditures in the consolidated statements of cash flows. With respect to business interruption insurance claims, income is recognized only when non-refundable cash proceeds are received from insurers, which are presented in the consolidated statements of income as a component of Operating income (loss). In December 2015, there was an initial fire and secondary explosion at the DBM complex. See Note 7. For the year ended December 31, 2015, $20.3 million of losses have been recorded in Gain on divestiture and other, net in the consolidated statements of income, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable of $48.5 million.

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
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 7 for a description of impairments recorded during the years ended December 31, 2015, 2014 and 2013.

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

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. Refer to Note 8 for a discussion of goodwill. Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. An initial qualitative assessment is performed prior to proceeding to the comparison of the fair value of each reporting unit to which goodwill has been assigned, to the carrying amount of net assets, including goodwill, of each reporting unit. If concluded, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, based on a hypothetical purchase price allocation, goodwill is written down to its implied fair value through a charge to operating expense. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement.

Other intangible assets. WES assesses intangible assets, as described in Note 8, for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment within this Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets.

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is adjusted to its expected settlement value through accretion expense, which is reported within depreciation and amortization in the consolidated statements of income. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 11.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental expenditures. WES expenses environmental obligations related to conditions caused by past operations that do not generate current or future revenues. Environmental obligations related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 13.

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

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, WES is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to WES’s gathering systems for delivery of natural gas to WES’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under cost-of-service gathering agreements, fees are earned for gathering and compression services based on rates calculated in a cost-of-service model and reviewed periodically over the life of the agreements. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate is sold. The percentage of the product sale ultimately paid to the producer is recorded as a related cost of product expense.
WES purchases natural gas volumes at the wellhead for gathering and processing. As a result, WES has volumes of NGLs and condensate to sell and volumes of residue to either sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to WES when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, WES is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price uncertainty that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title, and related purchases are recorded as cost of product.
WES earns transportation revenues through firm contracts that obligate each of its customers to pay a monthly reservation or demand charge regardless of the pipeline capacity used by that customer. An additional commodity usage fee is charged to the customer based on the actual volume of natural gas transported. Transportation revenues are also generated from interruptible contracts pursuant to which a fee is charged to the customer based on volumes transported through the pipeline. Revenues for transportation of natural gas and NGLs are recognized over the period of firm transportation contracts or, in the case of usage fees and interruptible contracts, when the volumes are received into the pipeline. From time to time, certain revenues may be subject to refund pending the outcome of rate matters before the Federal Energy Regulatory Commission (the “FERC”), and refund reserve liabilities are established where appropriate.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-based compensation. Concurrently with WGP’s IPO, WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which 2,955,746 units remained available for future issuance as of December 31, 2015. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s Board of Directors, cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP is amortized over the vesting periods applicable to the awards.
The Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”) was adopted by WES GP concurrently with WES’s IPO and permits the issuance of up to 2,250,000 WES common units, of which 2,128,015 units remained available for future issuance as of December 31, 2015. Upon vesting of each phantom unit award, the holder will receive common units of WES or, at the discretion of WES GP’s Board of Directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impact cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP is amortized over the vesting periods applicable to the awards.
Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”) for all periods presented. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. Equity-based compensation granted under the Anadarko Incentive Plans does not impact cash flows from operating activities since the offset to compensation expense is recorded as a contribution to partners’ capital in the consolidated financial statements at the time of contribution, when the expense is realized.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2015 or 2014.
With respect to assets acquired from Anadarko, WES recorded Anadarko’s historic deferred income taxes for the periods prior to WES’s ownership of the assets. For periods subsequent to WES’s acquisition, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record deferred federal income taxes related to the assets acquired from Anadarko.

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
Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented. WGP had no material uncertain tax positions at December 31, 2015 or 2014.

Net income (loss) per common unit. Earnings per unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income (loss) attributable to WGP. Net income equal to the amount of available cash (as defined in WGP’s partnership agreement) is allocated to the common unitholders consistent with actual cash distributions. See Note 4.

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

Recently issued accounting standards. The Financial Accounting Standards Board recently issued the following Accounting Standards Updates (“ASUs”):
ASU 2015-17, Income Taxes (Topic - 740)—Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities, including any related valuation allowance, to be presented in the balance sheet as noncurrent. The early adoption of this ASU using a retrospective approach had no material impact on WGP’s consolidated financial statements. See Note 6.
ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU contains guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. While WGP believes it is currently in compliance with this ASU, it continues to evaluate the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. WGP adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption will result in a reclassification that will reduce Other assets and Long-term debt by $16.7 million on WGP’s consolidated balance sheet at December 31, 2015, when included in future filings.
ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU amends existing requirements applicable to reporting entities that are required to evaluate consolidation of a legal entity under the variable interest entity (“VIE”) or voting interest entity models. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including an additional requirement that a limited partnership will be a VIE unless the limited partners have either substantive kick-out or participating rights over the general partner. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. WGP has evaluated the impact of the adoption of this ASU on its consolidated financial statements and determined that WES meets the criteria for a variable interest entity for which WGP is the primary beneficiary for accounting purposes. The adoption of this ASU will not have a material impact on WGP’s consolidated financial statements; however, WGP will be subject to the VIE disclosure requirements in 2016.
ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. WGP is required to adopt the new standard in the first quarter of 2018 using one of two retrospective application methods. WGP is continuing to evaluate the provisions of this ASU, and has not determined the impact this standard may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

2.  ACQUISITIONS AND DIVESTITURES

In May 2008, concurrently with the closing of WES’s IPO, Anadarko contributed to WES the assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC, and MIGC LLC. In December 2008, WES completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union. In July 2009, WES closed on the acquisition of a 51% membership interest in Chipeta from Anadarko. WES closed the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, WES acquired a 10% interest in White Cliffs. WES closed the acquisition of the Platte Valley assets from a third party in February 2011 and the acquisition of the Bison assets from Anadarko in July 2011. In January 2012, WES acquired the MGR assets from Anadarko and in August 2012 Anadarko’s additional Chipeta interest of 24%, bringing WES’s total membership interest in Chipeta to 75%.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

The following table presents the acquisitions completed by WES during the years ended December 31, 2015, 2014 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	WES Common Units Issued to Anadarko	WES Class C Units Issued to Anadarko
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$—	$250,000	$215,500	449,129	—
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	—	133,500	—	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	—	78,129	—	—
OTTCO (4)	09/03/2013	100%	—	27,500	—	—	—
TEFR Interests (5)	03/03/2014	Various (5)	—	350,000	6,250	308,490	—
DBM (6)	11/25/2014	100%	—	475,000	298,327	—	10,913,853
DBJV system (7)	03/02/2015	50%	174,276	—	—	—	—

(1)
WES acquired Anadarko’s 33.75% interest (non-operated) (the “Non-Operated Marcellus Interest”) in the Liberty and Rome gas gathering systems (the “Non-Operated Marcellus Interest systems”), serving production from the Marcellus shale in North-central Pennsylvania. In connection with the issuance of WES common units, WES GP purchased 9,166 general partner units for consideration of $0.5 million.

(2)
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

(6)
WES acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. See DBM acquisition below for further information, including the final allocation of the purchase price.

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

DBJV acquisition. Because the acquisition of DBJV was a transfer of net assets between entities under common control, WGP’s historical financial statements previously filed with the SEC have been recast in this Form 10-K to include the results attributable to the DBJV system as if WES owned DBJV for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned DBJV during the periods reported.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

The following table presents the impact of the DBJV system on revenues and other, equity income, net and net income (loss) as presented in WGP’s historical consolidated statements of income:

	Year Ended December 31, 2014
thousands	WGP Historical (1)	DBJV System	Combined
Revenues and other	$1,320,756	$62,112	$1,382,868
Equity income, net	57,836	—	57,836
Net income (loss)	387,379	17,309	404,688

	Year Ended December 31, 2013
thousands	WGP Historical (1)	DBJV System	Combined
Revenues and other	$1,052,937	$32,545	$1,085,482
Equity income, net	22,948	—	22,948
Net income (loss)	281,878	4,096	285,974

(1)	See Adjustments to previously issued financial statements in Note 1.

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for the DBJV system) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of December 31, 2015, the net present value of this obligation was $188.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the year ended December 31, 2015 was $14.4 million and zero for each of the years ended December 31, 2014 and 2013, and has been recorded as a charge to interest expense. Any subsequent changes to the estimated future payment obligation, if applicable, will be calculated using a discounted cash flow model with a 10% discount rate. Such changes will be recorded as adjustments within Common units on the consolidated balance sheets and consolidated statements of equity and partners’ capital, with accretion adjustments (financing-related) as a result of these changes recorded within interest expense on the consolidated statements of income in the period of the change.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

The following is the final allocation of the purchase price as of December 31, 2015, including $3.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date:

thousands
Current assets	$60,888
Property, plant and equipment	467,171
Goodwill	284,749
Other intangible assets	811,048
Accounts payables	(18,621)
Accrued liabilities	(37,360)
Deferred income taxes	(1,342)
Asset retirement obligations and other	(9,060)
Total purchase price	$1,557,473

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
The following table presents pro forma condensed financial information as if the DBM acquisition had occurred on January 1, 2013:

	Year Ended December 31,
thousands except per-unit amounts	2014	2013
Revenues and other	$1,506,135	$1,162,749
Net income (loss)	346,550	239,913
Net income (loss) attributable to Western Gas Equity Partners, LP	181,082	134,080
Net income (loss) per common unit – basic and diluted	0.75	0.57

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the DBM acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma information in the table above includes $12.5 million of revenues and other and $10.4 million of operating expenses, excluding depreciation and amortization and impairments, attributable to the DBM complex that are included in the consolidated statement of income for the year ended December 31, 2014. The pro forma adjustments reflect pre-acquisition results of the DBM acquisition including (a) revenues and expenses; (b) depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; (c) amortization of intangible assets (customer contracts assumed in the acquisition); and (d) interest on borrowings under WES’s senior unsecured revolving credit facility (“WES RCF”) to finance the DBM acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The unaudited pro forma information does not reflect any cost savings or other synergies anticipated as a result of the DBM acquisition, nor any future acquisition related expenses.

Gain on divestiture - Dew and Pinnacle systems. During the third quarter of 2015, the Dew and Pinnacle systems in East Texas were sold to a third party for net proceeds of $145.6 million, after closing adjustments, resulting in a net gain on sale of $77.3 million recorded as Gain on divestiture and other, net in the consolidated statements of income. WES also allocated $5.1 million in goodwill to this divestiture.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2013
March 31	$0.17875	$39,128	May 2013
June 30	0.19750	43,232	August 2013
September 30	0.21375	46,789	November 2013
December 31	0.23125	50,620	February 2014
2014
March 31	$0.25000	$54,726	May 2014
June 30	0.27125	59,378	August 2014
September 30	0.29125	63,756	November 2014
December 31	0.31250	68,409	February 2015
2015
March 31	$0.34250	$74,977	May 2015
June 30	0.36375	79,630	August 2015
September 30	0.38125	83,461	November 2015
December 31 (1)	0.40375	88,389	February 2016

(1)
On January 21, 2016, the Board of Directors of WGP GP declared a cash distribution to WGP unitholders of $0.40375 per unit, or $88.4 million in aggregate. The cash distribution was paid on February 22, 2016, to WGP unitholders of record at the close of business on February 1, 2016.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2013
March 31	$0.540	$70,143	May 2013
June 30	0.560	79,315	August 2013
September 30	0.580	83,986	November 2013
December 31	0.600	92,609	February 2014
2014
March 31	$0.625	$98,749	May 2014
June 30	0.650	105,655	August 2014
September 30	0.675	111,608	November 2014
December 31	0.700	126,044	February 2015
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31 (1)	0.800	152,588	February 2016

(1)
On January 21, 2016, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.800 per unit, or $152.6 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution was paid on February 11, 2016, to WES unitholders of record at the close of business on February 1, 2016.

WES’s available cash. The amount of available cash (as defined in WES’s partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of WES GP, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by WES GP to provide for the proper conduct of WES’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements; or to provide funds for distributions to WES unitholders, and to WES GP for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings, at the time of such borrowings, be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

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
WES issued the following PIK Class C units to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, for the periods presented:

thousands except unit amounts For the Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2014
December 31 (1)	45,711	$3,072	February 2015
2015
March 31	118,230	$8,101	May 2015
June 30	153,020	8,721	August 2015
September 30	181,048	9,724	November 2015
December 31	323,584	10,070	February 2016

(1)	Prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

WES’s general partner interest and incentive distribution rights. As of December 31, 2015, WES GP was entitled to 1.8% of all quarterly distributions that WES makes prior to its liquidation and, as the holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.8% does not include any distributions that WES GP may receive on common units that it may acquire.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the NYSE under the symbol “WGP.” As of December 31, 2015, Anadarko held 191,087,365 of WGP’s common units, representing an 87.3% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 27,832,015 WGP common units, representing a 12.7% limited partner interest in WGP.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 10—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

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

Holdings of WES equity. As of December 31, 2015, WGP held 49,296,205 WES common units, representing a 34.6% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in WES, and 100% of WES’s IDRs. As of December 31, 2015, other subsidiaries of Anadarko held 757,619 WES common units and 11,411,862 Class C units, representing an aggregate 8.5% limited partner interest in WES, and the public held 78,523,141 WES common units, representing a 55.1% limited partner interest in WES, which are both reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES equity offerings. WES completed the following public offerings of its common units during 2015, 2014 and 2013, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	WES Common Units Issued	WES GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds to WES
2013
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
$125.0 million COP (4)	685,735	13,996	60.84	965	41,603
2014
$125.0 million COP (5)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (6)	8,620,153	153,061	70.85	18,615	602,967
2015
$500.0 million COP (7)	873,525	—	$66.61	$805	$57,385

(1)	Represents general partner units of WES issued to WES GP in exchange for WES GP’s proportionate capital contribution.

(2)	Includes the issuance of 915,000 WES common units pursuant to the full exercise of the underwriters’ over-allotment option.

(3)
Includes the issuance of 300,000 WES common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option. Net proceeds from this partial exercise (including WES GP’s proportionate capital contribution) were $18.1 million.

(4)
Represents common and general partner units of WES issued during the year ended December 31, 2013, pursuant to WES’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of WES common units (the “$125.0 million COP”). Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2013, were $42.6 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2013.

(5)
Represents common and general partner units of WES issued during the year ended December 31, 2014, under the $125.0 million COP. Gross proceeds generated (including WES GP’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2014. As of December 31, 2014, WES had used all the capacity to issue common units under this registration statement.

(6)
Includes the issuance of 1,120,153 WES common units pursuant to the partial exercise of the underwriters’ over-allotment option, the net proceeds from which were $77.0 million. Beginning with this partial exercise, WES GP elected not to make a corresponding capital contribution to maintain its 2.0% interest in WES.

(7)
Represents common units of WES issued during the year ended December 31, 2015, pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (the “$500.0 million COP”). Gross proceeds generated during the three months and year ended December 31, 2015, were zero and $58.2 million, respectively. Commissions paid during the three months and year ended December 31, 2015, were zero and $0.6 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the year ended December 31, 2015.

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM, and the UPA contains an optional redemption feature that provides WES the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of WES or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM. As of December 31, 2015, no such proceeds had been received, and no WES Class C units had been redeemed.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES common, Class C and general partner units. The following table summarizes WES’s common, Class C and general partner units issued during the years ended December 31, 2015 and 2014:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2013	117,322,812	—	2,394,345	119,717,157
December 2013 equity offering	300,000	—	6,122	306,122
WES LTIP award vestings	10,291	—	112	10,403
TEFR Interests acquisition	308,490	—	6,296	314,786
$125.0 million COP	1,133,384	—	23,132	1,156,516
November 2014 equity offering	8,620,153	—	153,061	8,773,214
Class C unit issuance	—	10,913,853	—	10,913,853
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051
PIK Class C units	—	498,009	—	498,009
WES LTIP award vestings	8,310	—	—	8,310
$500.0 million COP	873,525	—	—	873,525
Balance at December 31, 2015	128,576,965	11,411,862	2,583,068	142,571,895

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of WES’s May 2008 IPO, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $252.3 million and $317.8 million at December 31, 2015 and 2014, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
The consideration to be paid by WES to Anadarko for the March 2015 acquisition of DBJV consists of a cash payment due on March 31, 2020. See Note 2 and Note 12.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The WGP WCF is available exclusively to fund WGP’s working capital borrowings. Borrowings under the WGP WCF will mature on November 1, 2017, and bear interest at London Interbank Offered Rate (“LIBOR”) plus 1.50%. See Note 12.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold. On December 31, 2014, WES’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. The outstanding commodity price swap agreements for the Hugoton system, MGR assets and DJ Basin complex expire in December 2016. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on all of WES’s outstanding commodity price swap agreements as of December 31, 2015:

per barrel except natural gas	2016
Ethane	$18.41	−	23.11
Propane	47.08	−	52.90
Isobutane	62.09	−	73.89
Normal butane	54.62	−	64.93
Natural gasoline	72.88	−	81.68
Condensate	76.47	−	81.68
Natural gas (per MMBtu)	4.87	−	5.96

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of income:

	Year Ended December 31,
thousands	2015	2014	2013
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$45,978	$9,494	$21,382
Natural gas liquids sales	145,258	113,866	102,076
Total	191,236	123,360	123,458
Losses on commodity price swap agreements related to purchases (2)	(124,944)	(68,492)	(85,294)
Net gains (losses) on commodity price swap agreements	$66,292	$54,868	$38,164

(1)	Reported in affiliate natural gas, natural gas liquids and drip condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

DJ Basin complex and Hugoton system swap extensions. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. The table below summarizes the swap prices for the extension period compared to the forward market prices as of the agreement date, June 25, 2015.

	DJ Basin Complex		Hugoton System
per barrel except natural gas	2015 Swap Prices	Market Prices (1)	2015 Swap Prices	Market Prices (1)
Ethane	$18.41	$1.96	—	—
Propane	47.08	13.10	—	—
Isobutane	62.09	19.75	—	—
Normal butane	54.62	18.99	—	—
Natural gasoline	72.88	52.59	—	—
Condensate	76.47	52.59	$78.61	$32.56
Natural gas (per MMBtu)	5.96	2.75	5.50	2.74

(1)
Represents the New York Mercantile Exchange (“NYMEX”) forward strip price as of June 25, 2015, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

On December 8, 2015, the commodity price swap agreements with Anadarko for the DJ Basin complex and Hugoton system were further extended from January 1, 2016, through December 31, 2016. The table below summarizes the swap prices for the extension period compared to the forward market prices as of the agreement date, December 8, 2015.

	DJ Basin Complex		Hugoton System
per barrel except natural gas	2016 Swap Prices	Market Prices (1)	2016 Swap Prices	Market Prices (1)
Ethane	$18.41	$0.60	—	—
Propane	47.08	10.98	—	—
Isobutane	62.09	17.23	—	—
Normal butane	54.62	16.86	—	—
Natural gasoline	72.88	26.15	—	—
Condensate	76.47	34.65	$78.61	$18.81
Natural gas (per MMBtu)	5.96	2.11	5.50	2.12

(1)	Represents the NYMEX forward strip price as of December 8, 2015, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above tables, will be recognized in the consolidated statements of income. WES will also record a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above tables. For the year ended December 31, 2015, the capital contribution from Anadarko was $18.4 million.

Gas gathering and processing agreements. WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, treating and transportation throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 43%, 49% and 54% for the years ended December 31, 2015, 2014 and 2013, respectively. WES’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 51%, 57% and 59% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Omnibus agreements. Pursuant to the omnibus agreements discussed below, Anadarko performs centralized corporate functions for WGP and WES such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration. Anadarko, in accordance with WES’s partnership agreement and its omnibus agreement with Anadarko and WES GP that governs its relationship regarding certain reimbursement and indemnification matters (the “WES omnibus agreement”), determines, in its reasonable discretion, amounts to be reimbursed by WES in exchange for services provided under the WES omnibus agreement. See Summary of affiliate transactions below.

WGP omnibus agreement. In connection with WGP’s IPO in December 2012, WGP entered into an omnibus agreement with WGP GP and Anadarko that governs the following: (i) WGP’s obligation to reimburse Anadarko for expenses incurred or payments made on WGP’s behalf in conjunction with Anadarko’s provision of general and administrative services to WGP, including public company expenses and general and administrative expenses; (ii) WGP’s obligation to pay Anadarko, in quarterly installments, an administrative services fee of $250,000 per year (subject to an annual increase as described in the agreement); and (iii) WGP’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on WGP’s behalf.
The following table summarizes the amounts WGP reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2015	2014	2013
General and administrative expenses	$256	$254	$271
Public company expenses	1,997	1,986	2,391
Total reimbursement	$2,253	$2,240	$2,662

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into the WES omnibus agreement with Anadarko and WES GP, which governs its relationship regarding certain reimbursement and indemnification matters.
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2015	2014	2013
General and administrative expenses	$22,896	$20,249	$16,882
Public company expenses	8,950	8,006	7,152
Total reimbursement	$31,846	$28,255	$24,034

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

WGP tax sharing agreement. Prior to WGP’s conversion from WGR Holdings, LLC to a limited partnership in September 2012, WGP was a single-member limited liability company, required to reflect its income tax expense liability on a separate-return basis. Upon the completion of WGP’s IPO in December 2012, WGP became a partnership for U.S. federal and state income tax purposes and is therefore not subject to U.S. federal and state income taxes, except for Texas margin tax on the portion of WGP’s income apportionable to Texas. See Note 6.
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

WES long-term debt and WES RCF indemnification agreements. WES’s long-term debt is recourse to WES GP. In turn, WES GP has been indemnified by wholly owned subsidiaries of Anadarko for any claims made against WES GP under the indentures governing WES’s long-term debt or the WES RCF. See Note 12.

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
The following table summarizes WGP LTIP award activity for WGP GP independent directors and executive officers for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$43.10	22,236	$39.19	36,238	$—	—
Vested	44.44	(13,317)	37.32	(18,400)	—	—
Granted	62.21	3,618	51.19	4,398	39.19	36,238
Phantom units outstanding at end of year	47.20	12,537	43.10	22,236	39.19	36,238

WGP LTIP and Anadarko Incentive Plans Compensation Expense. Compensation expense under the WGP LTIP is recognized over the vesting period and was $0.2 million for each of the years ended December 31, 2015 and 2014, and $0.3 million for the year ended December 31, 2013. As of December 31, 2015, there was $0.1 million of unrecognized compensation expense attributable to the outstanding independent director awards under the WGP LTIP, which will be realized by WGP and is expected to be recognized in 0.4 years.
For the years ended December 31, 2015, 2014 and 2013, general and administrative expenses included $3.9 million, $3.5 million and $3.0 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plans. Of these amounts, $3.6 million, $3.2 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2015, $7.3 million of estimated unrecognized compensation expense attributable to the WGP LTIP and the Anadarko Incentive Plans will be allocated to WES over a weighted-average period of 2.0 years.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. WES GP awards phantom units under the WES LTIP primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period.
The following table summarizes WES LTIP award activity for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$60.74	9,522	$49.47	16,844	$41.77	25,619
Vested	60.69	(9,257)	49.55	(13,122)	41.28	(14,695)
Granted	69.10	5,212	68.14	5,800	62.49	5,920
Phantom units outstanding at end of year	68.78	5,477	60.74	9,522	49.47	16,844

WES LTIP Compensation Expense. Compensation expense is recognized over the vesting period and was $0.5 million for the year ended December 31, 2015, and $0.6 million for each of the years ended December 31, 2014 and 2013. As of December 31, 2015, there was $0.1 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, all of which will be realized by WES, and which is expected to be recognized over a weighted-average period of 0.4 years.

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
thousands	Purchases			Sales
Cash consideration	$12,664	$22,943	$11,211	$925	$—	$85
Net carrying value	7,944	12,210	5,309	972	—	38
Partners’ capital adjustment	$4,720	$10,733	$5,902	$(47)	$—	$47

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Year ended December 31,
thousands	2015	2014	2013
Revenues and other (1)	$1,029,922	$1,053,935	$844,203
Equity income, net (1)	71,251	57,836	22,948
Cost of product (1)	167,420	127,906	136,570
Operation and maintenance (2)	67,119	62,306	59,698
General and administrative (3)	31,492	29,717	25,836
Operating expenses	266,031	219,929	222,104
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	14,400	3	—
Distributions to WGP unitholders (6)	269,029	204,615	124,633
Distributions to WES unitholders (7)	2,235	1,747	755
Above-market component of swap extensions with Anadarko	18,449	—	—

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

(5)
For the year ended December 31, 2015, includes WES’s accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 12) and for the years ended December 31, 2015 and 2014, includes interest expense recognized on the WGP WCF (see Note 12).

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2015	2014	2013
Current income tax expense (benefit)
Federal income tax expense (benefit)	$590	$(1,729)	$(35,917)
State income tax expense (benefit)	858	63	493
Total current income tax expense (benefit)	1,448	(1,666)	(35,424)
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	348	10,612	40,846
State income tax expense (benefit)	1,584	2,713	(811)
Total deferred income tax expense (benefit)	1,932	13,325	40,035
Total income tax expense (benefit)	$3,380	$11,659	$4,611

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2015	2014	2013
Income (loss) before income taxes	$(63,166)	$416,347	$290,585
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Anadarko’s investment in WES	942	8,988	5,344
State taxes on income attributable to Anadarko’s investment in WES (net of federal benefit)	27	190	626
Texas margin tax expense (benefit) (1)	2,411	2,481	(1,359)
Income tax expense (benefit)	$3,380	$11,659	$4,611
Effective tax rate	(5)%	3%	2%

(1)
Includes a reduction of $2.2 million in deferred state income taxes. Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law became effective January 1, 2016. WGP is required to include the impact of the law change on its deferred state income taxes in the period enacted.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2015	2014
Depreciable property	$(4,418)	$(44,725)
Credit carryforwards	512	526
Other intangible assets	(2,070)	(1,450)
Other	13	7
Net long-term deferred income tax liabilities	$(5,963)	$(45,642)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.5 million of state income tax credits that expire in 2026.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2015	2014
Land	n/a	$3,191	$2,884
Gathering systems	3 to 47 years	5,420,762	4,972,892
Pipelines and equipment	15 to 45 years	136,290	151,107
Assets under construction	n/a	324,720	483,347
Other	3 to 40 years	19,674	16,420
Total property, plant and equipment		5,904,637	5,626,650
Accumulated depreciation		1,614,663	1,055,207
Net property, plant and equipment		$4,289,974	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III experienced minimal damage and is expected to be able to accept limited deliveries of gas in April 2016, and return to full service by the end of the second quarter of 2016, along with new liquid handling and amine treating facilities. WES recognized a gross loss resulting from this damage of $68.8 million. See Note 1.
Also during 2015, WES recognized impairments of $514.1 million, primarily due to impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system. Using the income approach and Level 3 fair value inputs, the Red Desert complex was impaired to its estimated salvage value of $6.3 million and the Hilight system was impaired to its estimated fair value of $28.8 million. These impairments were triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, WES recognized impairments of $13.0 million, primarily due to (i) the abandonment of compressors at the MIGC system and (ii) the cancellation of projects at the Non-Operated Marcellus Interest systems, the DBJV system and the Brasada, Red Desert and DJ Basin complexes. Prolonged low or further declines in commodity prices and changes to producers’ drilling plans in response to lower prices could result in additional impairments in future periods.
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
During 2014, WES recognized impairments of $3.1 million, primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated salvage value of $2.4 million, using the income approach and Level 3 fair value inputs, the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and a compressor no longer in service at the Hilight system.
During 2013, WES recognized a $1.3 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  GOODWILL AND INTANGIBLES

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
Goodwill is evaluated for impairment annually (see Note 1). Estimating the fair value of the reporting units was not necessary based on the qualitative evaluation as of October 1, 2015, and no goodwill impairment has been recognized in these consolidated financial statements. Procedures were also performed in the fourth quarter of 2015 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices. These procedures also indicated no impairment.

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
The following table presents the gross carrying amount and accumulated amortization of other intangible assets:

	December 31,
thousands	2015	2014
Gross carrying amount	$868,035	$892,555
Accumulated amortization	(35,908)	(7,698)
Other intangible assets	$832,127	$884,857

Amortization expense for intangible assets was $28.2 million, $4.3 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. An estimated $28.4 million of intangible asset amortization will be recorded for each of the next five years.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the years ended December 31, 2015 and 2014:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)	Mont Belvieu JV (4)	TEG (5)	TEP (6)	FRP (7)	Total
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480	$16,649	$197,731	$135,401	$593,400
Investment earnings (loss), net of amortization	6,344	11,912	1,729	29,029	650	6,108	2,064	57,836
Contributions	—	10,456	—	3,957	352	6,623	42,033	63,421
Capitalized interest	—	—	—	—	—	—	857	857
Distributions	(5,583)	(11,330)	(3,669)	(34,129)	(523)	(5,622)	(2,111)	(62,967)
Distributions in excess of cumulative earnings (8)	—	(1,762)	(2,652)	—	(338)	(6,047)	(7,256)	(18,055)
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	(3,200)	14,770	2,292	23,570	586	16,088	17,145	71,251
Contributions	—	8,512	—	(432)	—	1,880	1,482	11,442
Distributions	(5,611)	(14,188)	(4,233)	(24,248)	(803)	(16,340)	(16,631)	(82,054)
Distributions in excess of cumulative earnings (8)	—	(2,970)	(3,482)	(3,138)	(290)	(5,618)	(746)	(16,244)
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS (CONTINUED)

During the year ended December 31, 2015, an impairment loss was recognized by the managing partner of Fort Union. WES’s 14.81% share of the impairment loss was $9.5 million recorded in Equity income, net in the consolidated statements of income.
The investment balance at December 31, 2015, includes $40.1 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.
The investment balance in White Cliffs at December 31, 2015, is $8.1 million less than WES’s underlying equity in White Cliffs’ net assets, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income, net over the remaining estimated useful life of the White Cliffs pipeline.
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
The following tables present the summarized combined financial information for WES’s equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2015	2014	2013
Consolidated Statements of Income
Revenues	$668,797	$548,629	$261,705
Operating income	381,616	336,188	171,496
Net income	381,161	333,705	170,175

	December 31,
thousands	2015	2014
Consolidated Balance Sheets
Current assets	$156,180	$141,781
Property, plant and equipment, net	2,736,553	2,814,336
Other assets	43,713	48,799
Total assets	$2,936,446	$3,004,916
Current liabilities	78,116	95,102
Non-current liabilities	9,072	22,615
Equity	2,849,258	2,887,199
Total liabilities and equity	$2,936,446	$3,004,916

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	December 31,
thousands	2015	2014
Trade receivables, net	$131,005	$105,422
Other receivables, net	49,772	3,597
Total accounts receivable, net	$180,777	$109,019

A summary of other current assets is as follows:

	December 31,
thousands	2015	2014
Natural gas liquids inventory	$2,403	$5,316
Imbalance receivables	2,122	415
Prepaid insurance	2,998	3,217
Other	1,034	1,879
Total other current assets	$8,557	$10,827

A summary of accrued liabilities is as follows:

	December 31,
thousands	2015	2014
Accrued capital expenditures	$60,702	$128,856
Accrued plant purchases	16,425	14,023
Accrued interest expense	26,194	24,741
Short-term asset retirement obligations	3,555	1,224
Short-term remediation and reclamation obligations	1,136	475
Income taxes payable	770	207
Other	8,113	1,338
Total accrued liabilities	$116,895	$170,864

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2015	2014
Carrying amount of asset retirement obligations at beginning of year	$110,735	$78,535
Liabilities incurred	9,121	13,982
Liabilities settled	(7,377)	(4,195)
Accretion expense	5,943	4,879
Revisions in estimated liabilities	2,105	17,534
Carrying amount of asset retirement obligations at end of year	$120,527	$110,735

The liabilities incurred for the year ended December 31, 2015, represented additions in asset retirement obligations primarily due to capital expansions at the DJ Basin, Granger and Brasada complexes and the Hilight and Non-Operated Marcellus Interest systems. Revisions in estimated liabilities for the year ended December 31, 2015, are related to (i) changes in expected timing of settlement primarily at the DBM and DJ Basin complexes and Hugoton and DBJV systems, and (ii) changes in property lives primarily at the Granger, Brasada and Red Desert complexes and the Hilight and Non-Operated Marcellus Interest systems.
The liabilities incurred for the year ended December 31, 2014, increased primarily due to the acquisition of DBM in the fourth quarter of 2014 and continued capital expansion at the DJ Basin complex. Revisions in estimated liabilities for the year ended December 31, 2014, are related to changes in property lives and changes in the expected timing of settlement, primarily at the DJ Basin complex, Granger complex, Hugoton and Hilight systems, MIGC, OTTCO, Brasada complex and Non-Operated Marcellus Interest systems.

12.  DEBT AND INTEREST EXPENSE

At December 31, 2015, WES’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and borrowings on the WES RCF.
The following table presents WES and WGP’s outstanding debt as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP working capital facility - Anadarko	$—	$—	$—	$1,150	$1,150	$1,150

Long-term debt
2021 Notes	$500,000	$496,285	$513,645	$500,000	$495,714	$549,530
2022 Notes	670,000	672,572	595,744	670,000	672,930	681,942
2018 Notes	350,000	350,348	339,293	350,000	350,474	352,162
2044 Notes	400,000	393,923	321,499	400,000	393,836	417,619
2025 Notes	500,000	494,229	422,285	—	—	—
WES RCF	300,000	300,000	300,000	510,000	510,000	510,000
Total long-term debt	$2,720,000	$2,707,357	$2,492,466	$2,430,000	$2,422,954	$2,511,253

(1)	Fair value is measured using the market approach and Level 2 inputs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents WES and WGP’s debt activity for the years ended December 31, 2015 and 2014:

thousands	Carrying Value
Balance at December 31, 2013	$1,418,169
WES RCF borrowings	1,160,000
Issuance of 2044 Notes	400,000
Issuance of 2018 Notes	100,000
Repayments of WES RCF borrowings	(650,000)
WGP WCF borrowings	1,150
Other	(5,215)
Balance at December 31, 2014	$2,424,104
WES RCF borrowings	400,000
Issuance of 2025 Notes	500,000
Repayments of WES RCF borrowings	(610,000)
Repayment of WGP WCF borrowings	(1,150)
Other	(5,597)
Balance at December 31, 2015	$2,707,357

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
At December 31, 2015, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

WES RCF. The $1.2 billion WES RCF, which is expandable to a maximum of $1.5 billion, matures in February 2019 and bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. The interest rate on the WES RCF was 1.73% and 1.47% at December 31, 2015 and 2014, respectively. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.20% at December 31, 2015 and 2014.
As of December 31, 2015, WES had $300.0 million of outstanding borrowings, $6.4 million in outstanding letters of credit and $893.6 million available for borrowing under the WES RCF. At December 31, 2015, WES was in compliance with all covenants under the WES RCF.
The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes, 2025 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, 2021 Notes, and/or the WES RCF.
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

WGP working capital facility. On November 1, 2012, WGP entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund WGP’s working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. The interest rate was 1.93% and 1.67% at December 31, 2015 and 2014, respectively.
WGP is required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve-month period commencing on November 1 of each year. As of December 31, 2015, WGP had no outstanding borrowings and $30.0 million available for borrowing under the WGP WCF. At December 31, 2015, WGP was in compliance with all covenants under the WGP WCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2015	2014	2013
Third parties
Long-term debt	$102,058	$81,495	$59,293
Amortization of debt issuance costs and commitment fees	5,734	5,103	4,449
Capitalized interest	(8,318)	(9,832)	(11,945)
Total interest expense – third parties	99,474	76,766	51,797
Affiliates
WGP WCF	2	3	—
Deferred purchase price obligation – Anadarko (1)	14,398	—	—
Total interest expense – affiliates	14,400	3	—
Interest expense	$113,874	$76,769	$51,797

(1)	See Note 2 for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

13.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2015 and 2014, the consolidated balance sheets included $2.6 million and $2.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities and the long-term portion of these amounts is included in Asset retirement obligations and other. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 10 and Note 11.

Litigation and legal proceedings. In March 2011, DCP Midstream, LP (“DCP”) filed a lawsuit against Anadarko and others, including a subsidiary of WES, Kerr-McGee Gathering, LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering, LLC, the entity that holds the Wattenberg assets (located within the DJ Basin complex). Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims. In January 2016, the parties entered into a settlement of these matters and the lawsuit was dismissed in February 2016 with no cash impact to WES.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2015, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $45.0 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Trains IV and V at the DBM complex, progress payments made towards the construction of Train VI, also at the DBM complex, and expansion projects at the DBJV system and the DJ Basin complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $18.9 million, $9.4 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2015, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement:

thousands	Operating Leases
2016	$2,614
2017	1,705
2018	109
2019	—
2020	—
Thereafter	—
Total	$4,428

14.  SUBSEQUENT EVENTS

On February 24, 2016, WES announced that it agreed to acquire Anadarko’s 100% interest in Springfield Pipeline LLC (“Springfield”) for $750.0 million. Springfield’s sole asset is a 50.1% interest in the Springfield oil and gas gathering system (the “Springfield system”), which consists of oil and gas gathering lines located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. WES intends to finance the acquisition, which is expected to close by March 15, 2016, subject to obtaining necessary regulatory approvals, through the issuance of $449.0 million in aggregate amount of 8.5% perpetual convertible preferred units to private investors at a price of $32.00 per unit, the issuance of 1,253,761 and 835,841 of WES common units at a price of $29.91 per common unit to Anadarko and WGP, respectively, and the borrowing of $247.5 million on the WES RCF. The convertible preferred units issuance includes an over-allotment feature that may result in the issuance of up to an additional $252.6 million in aggregate amount of such convertible preferred units within 30 days following the closing of the initial issuance, the net proceeds of which would be used to pay down WES RCF borrowings. Net proceeds from the issuance of the convertible preferred units will be $440.0 million. Additionally, the convertible preferred units are expected to pay a distribution of $2.72 per year and, subject to certain limitations and adjustments, become convertible into WES common units on a one-for-one basis on the second anniversary of the issuance of such convertible preferred units. WGP will fund its WES unit purchase by drawing on a secured revolving credit facility that will close on or before the closing date of the Springfield acquisition.

WESTERN GAS EQUITY PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2015 and 2014. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenues and other	$388,409	$416,572	$385,101	$371,290
Equity income, net	18,220	18,941	21,976	12,114
Gain on divestiture and other, net	—	—	77,244	(20,224)
Operating income (loss) (1)	(155,319)	137,237	195,056	(142,588)
Net income (loss) (1)	(177,392)	115,648	165,735	(170,537)
Net income (loss) attributable to Western Gas Equity Partners, LP (1)	(39,669)	68,932	89,371	(30,771)
Net income (loss) per common unit – basic and diluted (1) (2)	(0.19)	0.31	0.41	(0.14)
2014
Total revenues and other	$301,249	$357,381	$357,521	$366,717
Equity income, net	9,251	13,008	19,063	16,514
Operating income (loss)	104,821	120,808	132,692	116,957
Net income (loss)	93,796	101,881	112,266	96,745
Net income (loss) attributable to Western Gas Equity Partners, LP	53,162	59,389	66,434	60,235
Net income (loss) per common unit – basic and diluted (2)	0.23	0.25	0.27	0.26

(1)	Includes impairments at the Red Desert complex in the first and fourth quarters of 2015 and at the Hilight system in the fourth quarter of 2015. See Note 7—Property, Plant and Equipment.

(2)	Represents net income (loss) earned on and subsequent to the acquisition of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 9A, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of the determination of a material weakness in WGP’s internal control over financial reporting as described in Management’s Assessment of Internal Control over Financial Reporting under Part II, Item 8 of this Form 10-K, Management has concluded that WGP’s disclosure controls and procedures were not effective as of December 31, 2015.

Remediation Plan. WGP is remediating this material weakness by, among other things, implementing a training program for the personnel involved in the impairment determination processes and controls to ensure business understanding and the proper application of GAAP and WGP’s accounting policies related to the impairment of long-lived assets. The actions taken by WGP are subject to ongoing senior management review and Audit Committee oversight. The foregoing actions will begin immediately, and Management expects that efforts to remediate the material weakness will be completed by the end of the second quarter of 2016. As WGP continues to evaluate and work to improve its internal control over financial reporting, Management may execute additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of WGP’s internal controls.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

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
Our general partner’s Board of Directors has seven members, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board of Directors of our general partner or to establish a compensation committee or a nominating committee. Our general partner’s Board of Directors has affirmatively determined that Messrs. Craig W. Stewart, Thomas R. Hix and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. With respect to Mr. Hix, the Board of Directors specifically considered that Anadarko has a significant drilling contract with Rowan Companies, Inc., an entity for which Mr. Hix serves as a director. The Board of Directors determined that this arrangement does not impact Mr. Hix’s independence.
We control and manage WES through our ownership of WES GP. The officers of our general partner are also officers of WES GP, and our officers, as well as the employees that operate WES, are Anadarko employees. Because we have no independent business activities separate and apart from our interests in WES, we do not receive an allocation of compensation expense from Anadarko. The executive officers of WES GP allocate their time between managing WES’s business and affairs and the business and affairs of Anadarko, and may face a conflict regarding the allocation of their time. It is expected that the amount of time the executive officers of WES GP devote to WES’s business may increase or decrease in future periods as WES’s business continues to develop. The executive officers of WES GP and other Anadarko employees operate WES’s business and provide WES with general and administrative services pursuant to the WES omnibus agreement and the WES services and secondment agreement described under Part III, Item 13 of this Form 10-K. Our officers and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the WGP omnibus agreement, also described under Part III, Item 13 of this Form 10-K.

Board Leadership Structure

Anadarko controls our general partner and, within the limitations of the WGP partnership agreement and applicable SEC and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our general partner’s board structure is established by Anadarko.
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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 22, 2016. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Equity Holdings, LLC
Robert G. Gwin	52	Chairman of the Board
Donald R. Sinclair	58	President, Chief Executive Officer and Director
Benjamin M. Fink	45	Senior Vice President, Chief Financial Officer and Treasurer
Jacqueline A. Dimpel	49	Senior Vice President
Philip H. Peacock	44	Vice President, General Counsel and Corporate Secretary
Thomas R. Hix	68	Director
Darrell E. Hollek	58	Director (effective May 13, 2015)
Robert K. Reeves	58	Director
Craig W. Stewart	61	Director
David J. Tudor	56	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 52 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert G. Gwin has served as Chairman of the Board of Directors of our general partner since September 2012. He also served as a director of WES GP since August 2007 and has served as Chairman of the Board of WES GP since October 2009. Mr. Gwin has also served as Chief Executive Officer of WES GP from August 2007 to January 2010 and as President from August 2007 to September 2009. He was named Executive Vice President, Finance and Chief Financial Officer of Anadarko in May 2013 and previously served as Senior Vice President, Finance and Chief Financial Officer beginning in 2009. Mr. Gwin also serves as Chairman of the Board of LyondellBasell Industries N.V.

Donald R. Sinclair Age: 58 Houston, Texas Director since: September 2012 Not Independent Officer Since: September 2012
Biography/Qualifications

Donald R. Sinclair has served as President and Chief Executive Officer and as a director of our general partner since September 2012. Mr. Sinclair has also served as President and a director of WES GP since October 2009 and as Chief Executive Officer since January 2010. He was named a Senior Vice President of Anadarko in May 2013, prior to which he served as a Vice President of Anadarko beginning in 2010. Prior to joining Anadarko and becoming President and a director of WES GP, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from 2003 to 2009. Mr. Sinclair has worked in the oil and gas industry for over 33 years, with a focus on marketing and trading and the midstream sector.

Benjamin M. Fink Age: 45 Houston, Texas Officer since: September 2012
Biography/Qualifications

Benjamin M. Fink has served as Senior Vice President, Chief Financial Officer and Treasurer of our general partner since September 2012. Mr. Fink has also served as Senior Vice President and Chief Financial Officer of WES GP since 2009, and as Senior Vice President, Chief Financial Officer and Treasurer of WES GP since 2010. He was Director, Finance of Anadarko from 2007 to 2009, during which time he was responsible for principal oversight of the finance operations of an Anadarko subsidiary, Anadarko Algeria Company, LLC. From 2006 to 2007, he served as an independent financial consultant to Anadarko in its Beijing, China and Rio de Janeiro, Brazil offices. From 2001 until 2006, he held executive management positions at Prosoft Learning Corporation, including serving as its President and Chief Executive Officer from 2004 until that company’s sale in 2006. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments.

Jacqueline A. Dimpel Age: 49 Houston, Texas Officer since: February 2014
Biography/Qualifications

Jacqueline A. Dimpel has served as Senior Vice President and principal operating officer for our general partner and for WES GP since February 2014. She also has served as Vice President of Midstream for Anadarko since December 2013. Since joining Anadarko in 2006, Ms. Dimpel has served in a variety of technical, operational and planning positions, including Business Advisor for U.S. Onshore Operations and Midstream Operations Manager for the Southern and Appalachia region. Prior to joining Anadarko, Ms. Dimpel served in engineering roles of increasing responsibility with ExxonMobil. Ms. Dimpel is a professional licensed Mechanical Engineer in California and Texas and is a member of the Society of Petroleum Engineers.

Philip H. Peacock Age: 44 Houston, Texas Officer since: September 2012
Biography/Qualifications

Philip H. Peacock has served as Vice President, General Counsel and Corporate Secretary of our general partner since September 2012. Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of WES GP since August 2012. Prior to joining Western Gas, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in 2003. He is licensed to practice law in the state of Texas.

Thomas R. Hix Age: 68 Houston, Texas Director since: January 2013 Independent
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

Darrell E. Hollek Age: 58 Houston, Texas Director since: May 2015 Not Independent
Biography/Qualifications

Darrell E. Hollek has served as a director of our general partner and as a director of WES GP since May 2015. Mr. Hollek was named Executive Vice President, U.S. Onshore Exploration and Production of Anadarko in April 2015. Prior to this position, he served as Senior Vice President, Operations (Deepwater Americas) of Anadarko since May 2013. Prior to this position, he served as Vice President, Operations of Anadarko since 2007. Mr. Hollek joined Anadarko upon the acquisition of Kerr-McGee Corporation in 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, where he began his career, including management roles in the Gulf of Mexico, U.S. Onshore and Environmental, Health, Safety and Regulatory.

Robert K. Reeves Age: 58 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since September 2012 and as a director of WES GP since 2007. Mr. Reeves was named Executive Vice President, Law and Chief Administrative Officer of Anadarko in September 2015 and previously served as Executive Vice President, General Counsel and Chief Administrative Officer since May 2013 and as Senior Vice President, General Counsel and Chief Administrative Officer since 2007. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since 2007. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003.

Craig W. Stewart Age: 61 Calgary, Alberta, Canada Director since: January 2013 Independent
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

David J. Tudor Age: 56 Houston, Texas Director since: December 2012 Independent
Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the Audit Committee of the Board of Directors of our general partner since December 2012. Mr. Tudor has served as a director of WES GP and as Chairman of WES GP’s Audit Committee since 2008, and served as a member of the Special Committee of WES GP’s Board of Directors from 2008 to December 2012. Since May 2013, Mr. Tudor has served as President and Chief Executive Officer of Champion Energy Services, a retail electric provider serving residential, governmental, commercial and industrial customers in a growing number of deregulated electric energy markets throughout the United States. From 1999 through 2013, Mr. Tudor was the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 21 generation and transmission cooperatives throughout the United States. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the United States and Canada.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2015.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of WGP. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses Anadarko for general and administrative expenses allocated, as determined by Anadarko in its reasonable discretion. Under the WGP omnibus agreement, we pay an annual general and administrative expense reimbursement of $250,000 and reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on our behalf. Read Part III, Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The Board of Directors of our general partner has two standing committees: the Audit Committee and the Special Committee.

Audit Committee

The Audit Committee is comprised of three independent directors, Messrs. Tudor (Chairman), Hix and Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The Audit Committee held four meetings in 2015.
Mr. Tudor has been designated by the Board of Directors of our general partner as the “Audit Committee financial expert” meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Tudor’s biography set forth above.
The Audit Committee assists the Board of Directors in its oversight of the integrity of our consolidated financial statements, our internal control over financial reporting, and our compliance with legal and regulatory requirements and the policies and controls of WGP. The Audit Committee has the sole authority to, among other things, (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) establish policies and procedures for the pre-approval of all audit, audit-related, non-audit and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the Audit Committee and to our management, as necessary.

Special Committee

The Special Committee is comprised of two independent directors, Messrs. Hix (Chairman) and Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Anadarko). The Special Committee will determine, as set forth in the WGP partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. The WGP partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee held one meeting in 2015.

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
We make available free of charge, within the “Governance” section of our website at www.westerngas.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee charter and Special Committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Equity Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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
WES does not directly employ any of the persons responsible for managing its business, and WES GP’s Board of Directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on WES’s behalf, including WES GP’s executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the WES LTIP and WGP LTIP. When used in the mix of compensation for WES’s named executive officers, awards under the WES LTIP and WGP LTIP are recommended by Anadarko’s management and approved by the Board of Directors of WES GP. WES’s reimbursement to Anadarko for the compensation of executive officers is governed by the WES omnibus agreement. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses general and administrative expenses as determined by Anadarko in its reasonable discretion. Read the caption WES Omnibus Agreement under Part III, Item 13 of this Form 10-K.
WES GP’s “named executive officers” for 2015 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Jacqueline A. Dimpel (the principal operating officer) and Philip H. Peacock (the vice president, general counsel and corporate secretary). Compensation paid or awarded by WES in 2015 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology, as described below, and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the Chairman of WES GP’s Board of Directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by WES pursuant to the terms of the WES omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and reimbursement of bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.
As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentage of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the year ended December 31, 2015, which percentage represents the time devoted to the business of WES relative to time devoted to the businesses of WES and Anadarko in the aggregate:

Officers of WES GP	Time Allocated	Anadarko Corporate Officer
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	Yes
Jacqueline A. Dimpel	25.0%	Yes
Philip H. Peacock	50.0%	No

WES’s named executive officers are compensated by Anadarko in a manner that is generally consistent with the objectives and philosophies used to develop the compensation packages for Anadarko’s named executive officers, as described in the Anadarko proxy statement. The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than March 31, 2016. With the exception of grants that could be made under the WES LTIP and WGP LTIP, the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES Board of Directors or WGP Board of Directors, as applicable, including the Audit or Special Committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2015, the principal elements of compensation for WES’s named executive officers were as follows:

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

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to WES’s named executive officers in 2016 for their performance during the year ended December 31, 2015, under the 2015 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to WES’s named executive officers were determined by Anadarko’s management.
The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2015, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

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

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than March 31, 2016.

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

Compensation Mix

WES believes that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plan, other Anadarko compensation and, when utilized, the WES LTIP and WGP LTIP, fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko. For 2015, Anadarko’s management determined that equity compensation awarded to our executive officers would not include grants under the WES LTIP or WGP LTIP.

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

WES unit awards. WES GP’s Board of Directors may grant unit awards to eligible individuals under the WES LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2015.

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
No restricted or phantom units were granted to WES’s named executive officers during 2015.

WES unit options and unit appreciation rights. The WES LTIP also permits the grant of options covering common units and UARs. Unit options represent the right to purchase a number of common units at a specified exercise price. UARs represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the WES GP Board. Unit options and UARs may be granted to such eligible individuals and with such terms as the Board may determine, consistent with the WES LTIP; however, a unit option or UAR must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or UARs were granted during 2015.

WES distribution equivalent rights. DERs are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. DERs may be granted alone or in combination with another award. No WES DERs, whether tandem to other awards or stand-alone, were issued to our named executive officers during 2015.

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

Amendment or termination of WES LTIP. WES GP’s Board of Directors, in its discretion, may terminate the WES LTIP at any time with respect to the common units for which a grant has not previously been made. The WES LTIP will automatically terminate on the earlier of the 10th anniversary of the date it was initially adopted by WES GP or when common units are no longer available for delivery pursuant to awards under the WES LTIP. WES GP’s Board of Directors will also have the right to alter or amend the WES LTIP or any part of it from time to time or to amend any outstanding award made under the WES LTIP; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended, (“Section 409A of the Code”) unless otherwise determined by WES GP’s Board of Directors.

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

WGP restricted units. A restricted unit is a grant of a WGP common unit subject to a risk of forfeiture, performance conditions, restrictions on transferability, and any other restrictions imposed by the plan administrator in its discretion. Restrictions may lapse at such times and under such circumstances as determined by the plan administrator. The plan administrator shall provide, in the restricted unit agreement, whether the restricted unit will be forfeited upon certain terminations of employment and whether the restricted unit will receive DERs. Except as otherwise determined by the plan administrator in the award agreement or otherwise, all outstanding unvested restricted units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a restricted unit, as determined by the plan administrator. No WGP restricted units were granted during 2015.

WGP phantom units. Phantom units are rights to receive WGP common units, cash, or a combination of both at the end of a specified period. The plan administrator may subject phantom units to restrictions (which may include a risk of forfeiture) to be specified in the phantom unit agreement that may lapse at such times determined by the plan administrator. Phantom units may be satisfied by delivery of WGP common units, cash equal to the fair market value of the specified number of WGP common units covered by the phantom unit, or any combination thereof determined by the plan administrator. Except as otherwise provided by the plan administrator in the phantom unit agreement or otherwise, all outstanding unvested phantom units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a phantom unit, as determined by the plan administrator. No WGP phantom units were granted to our named executive officers during 2015.

WGP options. Option awards are options to acquire WGP common units at a specified price. The exercise price of each option granted under the WGP LTIP will be stated in the option agreement and may vary; provided, however, that, the exercise price for an option must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the option unless that option is intended to otherwise comply with the requirements of Section 409A of the Code. Options may be exercised in the manner and at such times as the plan administrator determines for each option, unless that option is determined to be subject to Section 409A of the Code, where the option will be subject to any necessary timing restrictions imposed by the Code or federal regulations. The plan administrator will determine the methods and form of payment for the exercise price of an option and the methods and forms in which WGP common units will be delivered to a participant. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested options will be forfeited upon termination of a participant’s service. No WGP options were granted during 2015.

WGP unit appreciation rights. A UAR is the right to receive, in cash or in WGP common units, as determined by the plan administrator, an amount equal to the excess of the fair market value of one WGP common unit on the date of exercise over the grant price of the UAR. The plan administrator will be able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the WGP LTIP will be stated in the UAR agreement and may vary; provided, however, that the exercise price must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested UARs will be forfeited upon termination of a participant’s service. No WGP UARs were granted during 2015.

WGP unit awards. The plan administrator is authorized to grant WGP common units that are not subject to restrictions. The plan administrator may grant unit awards to any eligible person in such amounts as the plan administrator, in its sole discretion, may select. No WGP unit awards were granted during 2015.

WGP substitute awards. The WGP LTIP permits the grant of awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute awards that are options or UARs may have exercise prices less than 100% of the fair market value per WGP common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules. No WGP substitute awards were granted during 2015.

Other WGP unit-based awards. The WGP LTIP permits the grant of other unit-based awards, which are awards that may be based, in whole or in part, on the value or performance of a WGP common unit or are denominated or payable in WGP common units. Upon settlement, the unit-based award may be paid in WGP common units, cash or a combination thereof, as provided in the award agreement. No other WGP unit-based awards were granted during 2015.

WGP cash awards. The WGP LTIP permits the grant of awards denominated in and settled in cash. Cash awards may be based, in whole or in part, on the value or performance of a WGP common unit. No WGP cash awards were granted during 2015.

WGP distribution equivalent rights. The plan administrator is able to grant DERs in tandem with awards under the WGP LTIP (other than an award of restricted units or unit awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator. No WGP DERs were granted to our named executive officers during 2015.

WGP performance awards. The plan administrator may condition the right to exercise or receive an award under the WGP LTIP, or may increase or decrease the amount payable with respect to an award, based on the attainment of one or more performance conditions deemed appropriate by the plan administrator. No WGP performance awards were granted during 2015.

Tax withholding. At our discretion, subject to conditions that the plan administrator may impose, a participant’s minimum statutory tax withholding with respect to an award may be satisfied by withholding from any payment related to an award or by the withholding of WGP common units issuable pursuant to the award based on the fair market value of the WGP common units.

EXECUTIVE COMPENSATION

As noted above, WES does not directly employ any of the persons responsible for managing or operating WES’s business and WES has no compensation committee. Instead, WES is managed by its general partner, WES GP, the executive officers of which are employees of Anadarko. WES’s reimbursement for the compensation of executive officers is governed by the WES omnibus agreement and the services and secondment agreement described in the caption Agreements with Anadarko—Services and Secondment Agreement under Part III, Item 13 of this Form 10-K.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for WES’s named executive officers for the years ended December 31, 2015, 2014 and 2013, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2015, see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Donald R. Sinclair	2015	350,481	—	828,646	449,573	336,462	104,969	2,070,131
President and	2014	304,327	—	807,851	436,272	292,154	77,370	1,917,974
Chief Executive Officer	2013	283,414	—	843,813	280,588	243,736	123,110	1,774,661
Benjamin M. Fink	2015	341,135	—	672,651	364,951	266,085	102,170	1,746,992
Senior Vice President, Chief	2014	300,635	—	646,283	349,017	234,495	76,436	1,606,866
Financial Officer and Treasurer	2013	280,904	—	760,623	202,020	191,015	121,704	1,556,266
Jacqueline A. Dimpel	2015	93,462	—	138,778	75,281	72,900	27,992	408,413
Senior Vice President	2014	82,260	—	273,490	139,580	64,163	20,945	580,438
Philip H. Peacock	2015	134,935	—	85,010	—	64,769	40,413	325,127
Vice President, General Counsel	2014	128,510	—	87,515	—	61,685	30,766	308,476
and Corporate Secretary	2013	121,154	—	70,016	—	58,154	52,482	301,806

(1)	The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the years ended December 31, 2015, 2014 and 2013.

(2)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the WES LTIP, the WGP LTIP and the 2012 Anadarko Omnibus Incentive Compensation Plans and include unvested amounts. For awards of phantom units granted under the WES LTIP and WGP LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the underlying common units on the date of grant. For a discussion of valuation assumptions for the awards under the 2012 Anadarko Omnibus Incentive Compensation Plans, see Note 19—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2015, see the Grants of Plan-Based Awards Table. The amounts in this column also reflect the allocation of Anadarko performance unit awards, where such gross amounts are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date.

(3)
The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the 2012 Anadarko Omnibus Incentive Compensation Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2015, see the Grants of Plan-Based Awards Table.

(4)
The amounts in this column reflect the compensation under the Anadarko annual incentive program expected to be allocated to WES for the year ended December 31, 2015, and allocated to us for the years ended December 31, 2014 and 2013. The 2015 amounts represent payments which were earned in 2015 and are expected to be paid in early 2016, the 2014 amounts represent payments which were earned in 2014 and paid in early 2015 and the 2013 amounts represent the payments which were earned in 2013 and paid in early 2014. For an explanation of the 2015 annual incentive plan awards, read Compensation Discussion and Analysis – Analysis of 2015 Compensation Actions – Performance-Based Annual Cash Incentives (Bonuses), contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the years ended December 31, 2015, 2014 and 2013. The 2015 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$72,213	$32,756
Benjamin M. Fink	70,287	31,883
Jacqueline A. Dimpel	19,257	8,735
Philip H. Peacock	27,802	12,611

Grants of Plan-Based Awards in 2015

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2015 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to WES’s business.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald R. Sinclair
—	—	280,385	336,462
10/26/15							4,620			318,780
10/26/15								24,870	69.00	449,573
10/26/15				2,851	7,128	14,256				509,866
Benjamin M. Fink
—	—	221,738	266,085
10/26/15							3,750			258,771
10/26/15								20,189	69.00	364,951
10/26/15				2,134	5,786	11,572				413,880
Jacqueline A. Dimpel
—	—	60,750	72,900
10/26/15							774			53,389
10/26/15								4,165	69.00	75,281
10/26/15				478	1,194	2,388				85,389
Philip H. Peacock
—	—	53,974	64,769
03/09/15							1,053			85,010

(1)
Reflects the estimated 2015 cash payouts allocable to WES under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to WES for the actual bonus payouts under the annual incentive program for 2015 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan, read Compensation Discussion and Analysis — Analysis of 2015 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.

(2)
Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2015. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. The performance units granted to Messrs. Sinclair and Fink and Ms. Dimpel on October 26, 2015, are subject to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards, read Compensation Discussion and Analysis — Analysis of 2015 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.

(3)
Reflects the allocable number of restricted stock shares and restricted stock units awarded in 2015 under the Omnibus Plan. These awards vest equally over three years, beginning with the first anniversary of the grant date. For restricted stock shares, dividends are paid current. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2015. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2015 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 19—Share-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Year-End 2015

The following table reflects outstanding equity awards as of December 31, 2015, for each of the named executive officers, including awards under the 2012 Anadarko Omnibus Incentive Compensation Plans, the WES LTIP and the WGP LTIP. The market values shown are based on Anadarko’s closing stock price on December 31, 2015, of $48.58, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business at December 31, 2015.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units and Unit Value Rights (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Donald R. Sinclair	5,465	—	62.09	11/17/17	—	—	1,995	96,917
	6,344	—	78.95	11/16/18	—	—	7,128	346,278
	6,505	—	70.70	11/05/19	—	—
	7,212	3,606	92.02	11/06/20	1,050	51,009
	6,173	12,346	93.51	11/06/21	2,250	109,305
	—	24,871	69.00	10/26/22	4,645	225,654
	—	—	—	—	4,561	165,519 (4)
Benjamin M. Fink	5,000	—	33.07	03/06/16	—	—	1,596	77,534
	2,831	—	72.11	03/05/17	—	—	5,786	281,084
	1,571	—	81.02	03/04/18	—	—
	968	484	87.98	06/07/20	—	—
	4,038	2,020	92.02	11/06/20	978	47,511
	4,939	9,876	93.51	11/06/21	177	8,599
	—	20,188	69.00	10/26/22	587	28,516
	—	—	—	—	1,799	87,395
	—	—	—	—	3,768	183,049
	—	—	—	—	2,554	92,685 (4)
Jacqueline A. Dimpel	278	—	81.02	03/04/18	—	—	802	38,961
	980	1,960	79.04	01/08/21	—	—	343	16,663
	1,060	2,120	93.51	11/06/21	—	—	1,194	58,005
	—	—	—	—	161	7,821
	—	4,164	69.00	10/26/22	406	19,723
	—	—	—	—	386	18,752
	—	—	—	—	778	37,795
Philip H. Peacock	—	—	—	—	282	13,700
	—	—	—	—	674	32,743
	—	—	—	—	1,053	51,155

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Jacqueline A. Dimpel	Philip H. Peacock
01/08/2016	—	—	980	—
06/07/2016	—	484	—	—
11/06/2016	3,606	2,020	—	—
11/06/2016	6,173	4,938	1,060	—
10/26/2016	8,291	6,730	1,388	—
01/08/2017	—	—	980	—
11/06/2017	6,173	4,938	1,060	—
10/26/2017	8,290	6,729	1,388	—
10/26/2018	8,290	6,729	1,388	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares and restricted stock units listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Jacqueline A. Dimpel	Philip H. Peacock
01/08/2016	—	—	203	—
03/06/2016	—	—	—	337
03/07/2016	—	978	161	282
03/09/2016	—	—	—	351
06/07/2016	—	177	—	—
10/26/2016	1,549	1,256	259	—
11/06/2016	1,050	587	—	—
11/06/2016	1,125	899	193
11/20/2016	4,561	2,554	—	—
01/08/2017	—	—	203	—
03/06/2017	—	—	—	337
03/09/2017	—	—	—	351
10/26/2017	1,548	1,256	259	—
11/06/2017	1,125	900	193	—
03/09/2018	—	—	—	351
10/26/2018	1,548	1,256	260	—

(3)
The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. Generally, the number of outstanding units for each award is calculated based on Anadarko’s relative performance ranking as of December 31, 2015, and is not necessarily indicative of what the payout percent earned will be at the end of the performance period. As of December 31, 2015, the performance to date calculation for awards with performance periods beginning January 1, 2014, was 92% and for awards with performance periods beginning January 1, 2015, was 40%. For awards that were granted in 2015 with performance periods beginning January 1, 2016, target payout has been assumed.

Performance Period	APC Performance to Date Payout %	Donald R. Sinclair Performance Units	Benjamin M. Fink Performance Units	Jacqueline A. Dimpel Performance Units
1/1/2014 to 12/31/2015	92%	—	—	401
1/1/2014 to 12/31/2016	92%	—	—	401
1/1/2015 to 12/31/2017	40%	1,995	1,596	343
1/1/2016 to 12/31/2018	100%	7,128	5,786	1,194

(4)	These awards represent grants of phantom units under the WGP LTIP. The market values for these awards are based on the closing common unit price for WGP on December 31, 2015, of $36.29.

Option Exercises and Stock Vested in 2015

The following table reflects Anadarko option awards exercised in 2015 and Anadarko stock awards and WES LTIP and WGP LTIP phantom units that vested in 2015. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Donald R. Sinclair	—	—	9,936	493,135
Benjamin M. Fink	1,598	24,650	6,238	380,960
Jacqueline A. Dimpel	—	—	699	54,219
Philip H. Peacock	—	—	981	75,296

(1)
Shares acquired and values realized on exercise include options exercised in 2015. The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2015 of restricted stock shares or units, performance units, or phantom units. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2015

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table as Anadarko does not allocate expense to WES upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on Anadarko’s pension benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.

Nonqualified Deferred Compensation for 2015

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table as Anadarko does not allocate expense to WES upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits sections contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.

Potential Payments Upon Termination or Change of Control

In the event of a Change of Control (as defined below) of WES GP, WGP GP or Anadarko, the only payments that WES would be responsible for paying to WES’s named executive officers relate to the accelerated vesting of unvested awards under the WES LTIP. Similarly, WES would be responsible for paying its allocated share of any accelerated vesting of awards under the WGP LTIP if a Change of Control were to occur at WGP GP. WES has provided estimates of the accelerated vesting applicable to any currently outstanding WES LTIP and WGP LTIP awards below, but it cannot know the value that any named executive officer could receive upon a Change of Control until such an event actually occurs.
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
The award values under these plans as of December 31, 2015, are set forth in the table below, and reflect an allocation of value based upon each named executive officer’s allocation of time to WES’s business at December 31, 2015.

Name	Accelerated WGP LTIP Awards (1)
Donald R. Sinclair	$165,519
Benjamin M. Fink	92,685
Jacqueline A. Dimpel	—
Philip H. Peacock	—

(1)	WGP LTIP phantom units are valued based on the closing WGP common unit price of $36.29 on December 31, 2015.

WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2015, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016.
The following tables reflect the expenses that may be allocated to WES by Anadarko as of December 31, 2015, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2015, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $48.58 (as reported on the NYSE as of December 31, 2015). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016. Actual amounts will be determinable only upon the termination or Change in Control event.

Involuntary For Cause

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Voluntary Termination (Including Retirement)

	Mr. Sinclair (1)	Mr. Fink	Ms. Dimpel	Mr. Peacock
Prorated Portion of Performance Unit Awards (2)	$32,301	$—	$—	$—
Total	$32,301	$—	$—	$—

(1)	As of December 31, 2015, Mr. Sinclair was eligible for retirement.

(2)
Under the terms of the performance unit agreements, retirement-eligible participants receive a prorated payout, paid after the end of the performance period, based on actual performance and the number of months worked during the performance period. Mr. Sinclair’s value reflects an estimated payout based on performance to date through December 31, 2015, which is not indicative of the payout that he will receive at the end of the performance period based on actual performance.

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$945,000	$870,525	$238,500	$—
Pro-rata Bonus (2)	336,462	266,085	72,900	—
Accelerated Anadarko Equity Compensation (3)	829,106	713,736	178,333	97,573
Health and Welfare Benefits (4)	79,493	40,489	12,141	—
Total	$2,190,061	$1,890,835	$501,874	$97,573

(1)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2015. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values for Messrs. Sinclair and Fink and Ms. Dimpel reflect the allocated portion of their actual bonuses awarded under the AIP. For additional discussion of this program, read Compensation Discussion and Analysis — Analysis of 2015 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2016. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the estimated current value of unvested performance units (based on performance to date) and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2015. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance period, based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

(4)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentage in effect as of December 31, 2015. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$2,055,375	$1,251,000	$341,500	$—
Pro-rata Bonus (2)	371,250	297,000	80,750	—
Accelerated Anadarko Equity Compensation (3)	829,106	713,736	178,333	97,573
Accelerated WGP Equity Compensation (4)	165,519	92,685	—	—
Supplemental Pension Benefits (5)	—	—	—	—
Nonqualified Deferred Compensation (6)	212,625	125,100	20,490	—
Health and Welfare Benefits (7)	133,546	40,489	12,141	—
Total	$3,767,421	$2,520,010	$633,214	$97,573

(1)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values assume 2.9 times and two times, respectively, the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2015, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Messrs. Sinclair’s and Fink’s and Ms. Dimpel’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2015. Upon a Change of Control, the value of unvested performance units would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

(4)
Reflects the value of unvested WGP LTIP phantom units based on the applicable closing common unit price of $36.29 on December 31, 2015. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

(5)
Under the terms of their change of control agreements, Messrs. Sinclair and Fink and Ms. Dimpel would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming their allocation percentages in effect as of December 31, 2015, the expense would be as follows: Mr. Sinclair—$194,089, Mr. Fink—$88,455 and Ms. Dimpel—$197,845.

(6)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values reflect an additional three years and two years, respectively, of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2015, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he is not eligible for this additional benefit.

(7)
Mr. Sinclair’s values and Mr. Fink’s and Ms. Dimpel’s values represent 36 months and 24 months, respectively, of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2015. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	829,106	713,736	178,333	97,573
Health and Welfare Benefits (2)	90,895	130,075	23,270	51,219
Total	$920,001	$843,811	$201,603	$148,792

(1)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2015. In the event of a termination as a result of disability, performance units would be paid after the end of the applicable performance period, based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

Death

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	974,467	830,036	205,008	97,573
Life Insurance Proceeds (2)	1,162,791	1,131,783	310,078	447,674
Total	$2,137,258	$1,961,819	$515,086	$545,247

(1)
Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2015. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2015.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2015, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the Board of Directors of our general partner and committees of the Board pursuant to a director compensation plan approved by the Board of Directors. There were no changes to the director compensation plan during 2015. Such compensation consists of the following:

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
The following table sets forth information concerning total director compensation earned during 2015 by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas R. Hix	$127,000	$90,018	$—	$—	$—	$217,018
Craig W. Stewart	112,000	90,018	—	—	—	202,018
David J. Tudor	69,000	45,040	—	—	—	114,040

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2015, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. As of December 31, 2015, Mr. Tudor had 724 outstanding phantom units and Messrs. Hix and Stewart each had 1,447 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2015:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Thomas R. Hix	May 13	1,447	90,018
Craig W. Stewart	May 13	1,447	90,018
David J. Tudor	May 13	724	45,040

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2015 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Hollek, Sinclair, and Reeves, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Gas Equity Holdings, LLC:

Robert G. Gwin
Thomas R. Hix
Darrell E. Hollek
Robert K. Reeves
Donald R. Sinclair
Craig W. Stewart
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of February 22, 2016:

•	each member of the Board of Directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	50,053,824	38.93%	191,087,365	87.29%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair (3)	100,664	*	307,548	*
Benjamin M. Fink (3)	2,213	*	16,622	*
Jacqueline A. Dimpel	—	*	100	*
Philip H. Peacock	—	*	7,500	*
Thomas R Hix (3)	—	*	5,462	*
Darrell E. Hollek	—	*	7,500	*
Robert K. Reeves	9,000	*	9,000	*
Craig W. Stewart (3)	—	*	23,278	*
David J. Tudor (3)	11,595	*	5,454	*
All directors and executive officers as a group (10 persons) (3)	133,472	*	582,464	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)
WGP held 49,296,205 common units of WES and other subsidiaries of Anadarko, AMM and AMH, collectively held 757,619 common units of WES. Western Gas Resources, Inc. (“WGRI”) owns 191,087,365 common units of WGP. Anadarko is the ultimate parent company of WGP, WGP GP, AMM, AMH and WGRI and may, therefore, be deemed to beneficially own the units held by such parties. Anadarko, through AMH, also held 11,735,446 WES Class C units.

(3)
Does not include (a) 1,303 unvested phantom units that were granted to Mr. Tudor under the WES LTIP, and (b) 724 unvested phantom units that were granted to Mr. Tudor, 1,447 unvested phantom units that were granted to each of Messrs. Hix and Stewart and an aggregate 8,919 unvested phantom units that were previously granted to Messrs. Sinclair and Fink under the WGP LTIP. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant, and Mr. Sinclair’s and Mr. Fink’s phantom unit awards vest pro-rata over three years. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s Board of Directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 22, 2016:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	101,550	335,490	437,040	*
Donald R. Sinclair (3)	17,694	42,264	59,958	*
Benjamin M. Fink (3) (4)	8,407	21,496	29,903	*
Jacqueline A. Dimpel (3) (4)	8,815	13,188	22,003	*
Philip H. Peacock (4)	4,843	—	4,843	*
Thomas R. Hix	—	—	—
Darrell E. Hollek (3)	17,672	96,351	114,023	*
Robert K. Reeves (3)	111,545	210,541	322,086	*
Craig W. Stewart	—	—	—
David J. Tudor	—	—	—	*
All directors and executive officers as a group (10 persons)	270,526	719,330	989,856	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of January 31, 2016, there were 508.4 million shares of Anadarko common stock issued and outstanding.

(3)
Does not include unvested restricted stock units of Anadarko held by the following individuals in the amounts indicated: Robert G. Gwin—27,963; Donald R. Sinclair—10,535; Benjamin M. Fink—7,000; Jacqueline A. Dimpel—5,468; Darrell E. Hollek—39,444; Robert K. Reeves—22,002; and a total of 112,412 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
Includes unvested shares of restricted common stock of Anadarko held by the following individuals in the amounts indicated: Benjamin M. Fink—1,087; Jacqueline A. Dimpel—644; Philip H. Peacock—4,017; and a total of 5,748 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

As of February 22, 2016, (i) Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12, and (ii) no person other than Anadarko holds more than 5% of the outstanding WGP units. The following table sets forth owners of 5% or greater of WES’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	11,086,053 (1)	8.60%
Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	9,465,850 (2)	7.36%

(1)
Based upon its Schedule 13G/A filed February 10, 2016, with the SEC with respect to WES securities held as of December 31, 2015, Tortoise Capital Advisors, L.L.C. has shared voting power as to 9,983,215 common units and shared dispositive power as to 10,938,854 common units.

(2)
Based upon its Schedule 13G/A filed January 27, 2016, with the SEC with respect to WES securities held as of December 31, 2015, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 9,465,850 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2015. For more information regarding the WGP LTIP, which did not require approval by our unitholders, read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K and the caption Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan under Part III, Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	12,537	— (2)	2,955,746
Total	12,537	—	2,955,746

(1)	The Board of Directors of our general partner adopted the WGP LTIP in connection with the IPO of our common units.

(2)
Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2015. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Part III, Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	5,477	— (2)	2,128,015
Total	5,477	—	2,128,015

(1)	The Board of Directors of WES GP adopted the WES LTIP in connection with the IPO of WES’s common units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 22, 2016, WGRI owned 191,087,365 common units representing an 87.3% limited partner interest in us. In addition, as of February 22, 2016, our general partner held a non-economic general partner interest in us.

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

•	49,296,205 WES common units, representing a 34.5% limited partner interest in WES.

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

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the WGP omnibus agreement for the year ended December 31, 2015, separate from, and in addition to, those reimbursed by WES:

thousands	Year Ended December 31, 2015
General and administrative expenses	$256
Public company expenses	1,997
Total reimbursement	$2,253

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
Through December 31, 2015, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

WGP Tax Sharing Agreement

In connection with our IPO, we entered into a tax sharing agreement pursuant to which we will reimburse Anadarko for our estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, borne by Anadarko on our behalf as a result of our results being included in a combined or consolidated tax return filed by Anadarko with respect to periods including and subsequent to the closing date of the IPO. Anadarko may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. Nevertheless, we will be required to reimburse Anadarko for the estimated share of taxes that we would have owed had the attributes not been available or used for our benefit, regardless of whether Anadarko pays taxes for the period.

Working Capital Facility

On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the WGP WCF will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. As of December 31, 2015, we had no outstanding borrowings under this working capital facility.

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

•
WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2015); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2015:

thousands	Year Ended December 31, 2015
Reimbursement of general and administrative expenses	$22,896
Reimbursement of public company expenses	8,950
Total reimbursement	$31,846

Any or all of the provisions of the WES omnibus agreement are terminable by Anadarko at its option if WES GP is removed as general partner without cause and units held by WES GP and its affiliates are not voted in favor of that removal. The WES omnibus agreement will also generally terminate in the event of a change of control of WES or WES GP. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Administrative services and reimbursement. Under the WES omnibus agreement, WES reimburses Anadarko for the payment of certain operating expenses and for the provision of various general and administrative services for WES’s benefit with respect to the assets Anadarko contributed to WES concurrently with the closing of its May 2008 IPO, consisting of WES’s initial assets, and for subsequent acquisitions. The WES omnibus agreement further provides that WES reimburse Anadarko for all expenses it incurs or payments it makes with respect to WES’s assets.
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
Through December 31, 2015, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of applicable state taxes. These taxes include income taxes attributable to WES’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to WES’s acquisition of WES assets, which refers to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2015. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

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

Chipeta LLC Agreement

In connection with WES’s acquisition of its interest in Chipeta, WES became party to the Chipeta LLC agreement, together with a third-party member. Among other things, the Chipeta LLC agreement provides the following:

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

Commodity Price Swap Agreements

WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold. In June 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex and the Hugoton system through December 31, 2015. In December 2015, WES further extended its commodity price swap agreements with Anadarko for the DJ Basin complex and the Hugoton system through December 31, 2016. The outstanding commodity price swap agreements for the Hugoton system, MGR assets and DJ Basin complex expire in December 2016. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gas Gathering and Processing Agreements

WES has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of WES’s systems. For the year ended December 31, 2015, 43% of WES’s gathering, treating and transportation throughput and 51% of WES’s processing throughput, was attributable to natural gas production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput and throughput measured in barrels.

Purchase and Sale Agreements

WES sells a significant amount of its natural gas, condensate and NGLs to AESC, Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchases and Sales

The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
thousands	Purchases			Sales
Cash consideration	$12,664	$22,943	$11,211	$925	$—	$85
Net carrying value	7,944	12,210	5,309	972	—	38
Partners’ capital adjustment	$4,720	$10,733	$5,902	$(47)	$—	$47

Contributions in Aid of Construction Costs from Affiliates

In 2013, a subsidiary of Anadarko entered into an aid in construction agreement with WES, whereby WES constructed five receipt-point facilities at the Brasada complex that serve the Anadarko subsidiary. Such subsidiary reimbursed WES for costs associated with construction of the receipt points.

Indemnification Agreements

The 2021 Notes, 2022 Notes, 2018 Notes, 2044 Notes, 2025 Notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by a wholly owned subsidiary of Anadarko, WGRI, against any claims made against WES GP under the 2022 Notes, the 2021 Notes, and/or the WES RCF.
In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, WES GP and another wholly owned subsidiary of Anadarko entered into the 2013 Indemnification Agreement whereby such subsidiary agreed to indemnify WES GP for any recourse liability it may have for WES RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. The 2013 Indemnification Agreement applies to the $250.0 million of the 2018 Notes. WES GP and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify WES GP by an amount equal to any amounts payable to WES GP under the 2013 Indemnification Agreement.
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
The following table summarizes affiliate transactions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

	Year ended December 31,
thousands	2015	2014	2013
Revenues and other (1)	$1,029,922	$1,053,935	$844,203
Equity income, net (1)	71,251	57,836	22,948
Cost of product (1)	167,420	127,906	136,570
Operation and maintenance (2)	67,119	62,306	59,698
General and administrative (3)	31,492	29,717	25,836
Operating expenses	266,031	219,929	222,104
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	14,400	3	—
Distributions to WGP unitholders (6)	269,029	204,615	124,633
Distributions to WES unitholders (7)	2,235	1,747	755
Above-market component of swap extensions with Anadarko (8)	18,449	—	—

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of WES’s acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) and amounts charged by Anadarko under the WGP omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
For the year ended December 31, 2015, includes WES’s accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2—Acquisitions and Divestitures and Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) and for the years ended December 31, 2015 and 2014, includes interest expense recognized on the WGP WCF (see Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

(6)
Represents distributions paid under the WGP partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(7)
Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(8)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Other

In 2015, Anadarko made payments totaling approximately $287,000 to the Houston Astros Baseball Club. James R. Crane, a member of the Board of Directors of WES GP, is the principal owner and Chairman of the Houston Astros.

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
Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. The WGP partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. The WGP partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See the caption Special Committee under Part III, Item 10 of this Form 10-K.
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

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of WGP’s annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

thousands	2015	2014
Audit fees	$325	$300
Audit-related fees	175	150
Total	$500	$450

Audit fees are primarily for the audit of WGP’s consolidated financial statements, including the audit of the effectiveness of WGP’s internal control over financial reporting, and the reviews of WGP’s financial statements included in the Forms 10-Q.
Audit-related fees are primarily for other audits, consents, comfort letters and certain financial accounting consultation.
The table above includes certain fees approved by WGP and paid by Anadarko related to Anadarko’s sale of its WGP common units to the public. WGP did not receive any proceeds from, or recognize any expense related to, the public offering.
In addition, WES paid $1.3 million in audit fees and $0.4 million in audit-related fees for the year ended December 31, 2015, and $1.2 million in audit fees and $0.5 million in audit-related fees for the year ended December 31, 2014.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of WGP’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2015, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2016.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included under Part II, Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, see the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable, or the information is included under Part II, Item 8 of this Form 10-K.

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
2.9#
Contribution Agreement, dated as of February 27, 2014, by and among WGR Asset Holding Company LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.9 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

2.10#
Agreement and Plan of Merger, dated October 28, 2014, by and among Western Gas Partners, LP, Maguire Midstream LLC and Nuevo Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

2.11#
Purchase and Sale Agreement, dated as of March 2, 2015, by and among WGR Asset Holding Company LLC, Delaware Basin Midstream, LLC, Western Gas Partners, LP, and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 3, 2015, File No. 001-34046).

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

Exhibit Number	Description
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

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
4.7	Form of 2.600% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).
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

4.11	Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).
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

Exhibit Number	Description
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

10.8
Amendment No. 1 to Services And Secondment Agreement between Western Gas Holdings, LLC and Anadarko Petroleum Corporation dated December 10, 2015 (incorporated by reference to Exhibit 10.8 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 25, 2016, File No. 001-34046).

10.9
Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.10	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.11	Form of Commodity Price Swap Agreement (filed as Exhibit 10.3 to the Partnership’s Form 10-Q for the quarter ended March 31, 2010).
10.12‡
Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.13‡
Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.14‡
Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.15†
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

10.16
Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2014, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

10.17
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

10.19
Assignment of Indemnification Agreement, dated April 1, 2013, between Anadarko USH2 LLC and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 001-34046).

10.20
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

10.22
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

10.25
Unit Purchase Agreement, dated October 28, 2014, by and among Western Gas Partners, LP, APC Midstream Holdings, LLC and Anadarko Petroleum Corporation (filed as Exhibit 10.1 to the Western Gas Partners, LP Form 8-K filed on October 28, 2014; File No. 001-34046).

10.26†
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

10.27
Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Equity Partners, LP, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.2 to the Western Gas Equity Partners, LP Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

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

February 25, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title (Position with Western Gas Equity Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Donald R. Sinclair	President, Chief Executive Officer and Director
Donald R. Sinclair	(Principal Executive Officer)

/s/ Benjamin M. Fink	Senior Vice President, Chief Financial Officer and Treasurer
Benjamin M. Fink	(Principal Financial and Accounting Officer)

/s/ Darrell E. Hollek	Director
Darrell E. Hollek

/s/ Robert K. Reeves	Director
Robert K. Reeves

/s/ Thomas R. Hix	Director
Thomas R. Hix

/s/ Craig W. Stewart	Director
Craig W. Stewart

/s/ David J. Tudor	Director
David J. Tudor