Form 10-Q
period 2016-06-30
Western Gas Equity Partners, LP
filed 2016-07-27
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

There were 218,922,303 common units outstanding as of July 25, 2016.

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
Anadarko-Operated Marcellus Interest: WES’s 33.75% interest in the Larry’s Creek, Seely and Warrensville gas gathering systems and related facilities located in northern Pennsylvania.
April 2016 Series A units: The 7,892,220 Series A Preferred units WES issued pursuant to the full exercise of the option granted in connection with the issuance of the March 2016 Series A units.
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
IPO: Initial public offering.
LIBOR: London Interbank Offered Rate.
March 2016 Series A units: The 14,030,611 Series A Preferred units WES issued in March 2016 in connection with the acquisition of Springfield.
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
Non-Operated Marcellus Interest: WES’s 33.75% interest in the Liberty and Rome gas gathering systems and related facilities located in northern Pennsylvania.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Rendezvous: Rendezvous Gas Services, LLC.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.
SEC: U.S. Securities and Exchange Commission.
Springfield: Springfield Pipeline LLC.
Springfield interest: Springfield’s 50.1% interest in the Springfield system.
Springfield gas gathering system: A gas gathering system and related facilities located in Dimmit, La Salle, Maverick and Webb Counties in South Texas.
Springfield oil gathering system: An oil gathering system and related facilities located in Dimmit, La Salle, Maverick and Webb Counties in South Texas.
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
2021 Notes: WES’s 5.375% Senior Notes due 2021.
2022 Notes: WES’s 4.000% Senior Notes due 2022.
2025 Notes: WES’s 3.950% Senior Notes due 2025.
2044 Notes: WES’s 5.450% Senior Notes due 2044.
2026 Notes: WES’s 4.650% Senior Notes due 2026.
$500.0 million COP: WES’s COP contemplated by the registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units.

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2016	2015 (1)	2016	2015 (1)
Revenues and other – affiliates
Gathering, processing and transportation	$186,733	$199,666	$374,451	$387,684
Natural gas and natural gas liquids sales	115,672	121,613	200,538	240,353
Other	—	132	—	302
Total revenues and other – affiliates	302,405	321,411	574,989	628,339
Revenues and other – third parties
Gathering, processing and transportation	114,403	91,234	220,689	173,484
Natural gas and natural gas liquids sales	11,321	52,589	15,011	99,521
Other	535	759	1,116	1,655
Total revenues and other – third parties	126,259	144,582	236,816	274,660
Total revenues and other	428,664	465,993	811,805	902,999
Equity income, net – affiliates	19,693	18,941	36,507	37,161
Operating expenses
Cost of product (2)	104,849	147,216	181,316	286,624
Operation and maintenance (2)	75,173	77,837	151,386	154,022
General and administrative (2)	11,887	10,183	24,402	22,099
Property and other taxes	12,093	9,612	22,443	18,892
Depreciation and amortization	67,305	68,554	132,400	137,529
Impairments	2,403	1,620	8,921	274,244
Total operating expenses	273,710	315,022	520,868	893,410
Gain (loss) on divestiture and other, net	(1,907)	—	(2,539)	(6)
Proceeds from business interruption insurance claims	2,603	—	2,603	—
Operating income (loss)	175,343	169,912	327,508	46,744
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(13,429)	(27,604)	(45,568)	(50,566)
Other income (expense), net	(36)	80	105	160
Income (loss) before income taxes	166,103	146,613	290,495	4,788
Income tax (benefit) expense	326	12,246	6,959	24,516
Net income (loss)	165,777	134,367	283,536	(19,728)
Net income (loss) attributable to noncontrolling interests	76,914	46,716	112,857	(91,007)
Net income (loss) attributable to Western Gas Equity Partners, LP	$88,863	$87,651	$170,679	$71,279
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$88,863	$87,651	$170,679	$71,279
Pre-acquisition net (income) loss allocated to Anadarko	—	(18,719)	(11,326)	(43,758)
Limited partners’ interest in net income (loss) (4)	88,863	68,932	159,353	27,521
Net income (loss) per common unit – basic and diluted	$0.41	$0.31	$0.73	$0.13
Weighted-average common units outstanding – basic and diluted	218,921	218,912	218,920	218,911

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $22.1 million and $46.7 million for the three and six months ended June 30, 2016, respectively, and $53.1 million and $97.0 million for the three and six months ended June 30, 2015, respectively. Operation and maintenance includes charges from Anadarko of $17.7 million and $35.6 million for the three and six months ended June 30, 2016, respectively, and $19.9 million and $36.7 million for the three and six months ended June 30, 2015, respectively. General and administrative includes charges from Anadarko of $9.4 million and $18.5 million for the three and six months ended June 30, 2016, respectively, and $8.3 million and $16.6 million for the three and six months ended June 30, 2015, respectively. See Note 5.

(3)
Includes affiliate (as defined in Note 1) amounts of $(15.5) million and $(10.9) million for the three and six months ended June 30, 2016, respectively, and $4.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively. See Note 2 and Note 9.

(4)	Represents net income (loss) earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2016	December 31, 2015 (1)
ASSETS
Current assets
Cash and cash equivalents	$159,671	$99,694
Accounts receivable, net (2)	221,485	193,113
Other current assets	6,011	8,557
Total current assets	387,167	301,364
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	6,818,174	6,556,778
Less accumulated depreciation	1,816,030	1,697,999
Net property, plant and equipment	5,002,144	4,858,779
Goodwill	419,186	419,186
Other intangible assets	817,913	832,127
Equity investments	606,125	618,887
Other assets	15,278	13,001
Total assets	$7,507,813	$7,303,344
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$90,914	$98,661
Accrued ad valorem taxes	20,633	17,808
Accrued liabilities	130,159	119,096
Total current liabilities	241,706	235,565
Long-term debt	2,960,004	2,690,651
Deferred income taxes	6,020	139,704
Asset retirement obligations and other	137,139	128,652
Deferred purchase price obligation – Anadarko (3)	29,150	188,674
Total long-term liabilities	3,132,313	3,147,681
Total liabilities	3,374,019	3,383,246
Equity and partners’ capital
Common units (218,922,303 and 218,919,380 units issued and outstanding at June 30, 2016, and December 31, 2015, respectively)	1,052,619	1,060,842
Net investment by Anadarko	—	430,598
Total partners’ capital	1,052,619	1,491,440
Noncontrolling interests	3,081,175	2,428,658
Total equity and partners’ capital	4,133,794	3,920,098
Total liabilities, equity and partners’ capital	$7,507,813	$7,303,344

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $81.0 million and $42.5 million as of June 30, 2016, and December 31, 2015, respectively. Accounts receivable, net as of June 30, 2016, and December 31, 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2015 (1)	$430,598	$1,060,842	$2,428,658	$3,920,098
Net income (loss)	11,326	159,353	112,857	283,536
Above-market component of swap extensions with Anadarko (2)	—	16,365	—	16,365
WES equity transactions, net (3)	—	9,200	(9,200)	—
WES issuance of Series A Preferred units, net of offering expenses	—	—	686,940	686,940
Distributions to Chipeta noncontrolling interest owner	—	—	(7,460)	(7,460)
Distributions to noncontrolling interest owners of WES	—	—	(130,947)	(130,947)
Distributions to WGP unitholders	—	(181,156)	—	(181,156)
Acquisitions from affiliates	(549,865)	(162,635)	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (4)	—	148,600	—	148,600
Contributions of equity-based compensation to WES by Anadarko	—	2,026	—	2,026
Net pre-acquisition contributions from (distributions to) Anadarko	(27,459)	—	—	(27,459)
Net distributions to Anadarko of other assets	—	(354)	—	(354)
Elimination of net deferred tax liabilities	135,400	—	—	135,400
Other	—	378	327	705
Balance at June 30, 2016	$—	$1,052,619	$3,081,175	$4,133,794

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

(3)
Includes the impact of WES’s (as defined in Note 1) equity offerings as described in Note 4. The $9.2 million increase to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $179.9 million for the six months ended June 30, 2016.

(4)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2016	2015 (1)
Cash flows from operating activities
Net income (loss)	$283,536	$(19,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,400	137,529
Impairments	8,921	274,244
Non-cash equity-based compensation expense	2,518	2,262
Deferred income taxes	1,980	6,382
Accretion and amortization of long-term obligations, net	(8,870)	7,070
Equity income, net – affiliates	(36,507)	(37,161)
Distributions from equity investment earnings – affiliates	38,519	39,034
(Gain) loss on divestiture and other, net	2,539	6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(33,180)	(41,392)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(2,163)	4,411
Change in other items, net	2,122	(1,434)
Net cash provided by operating activities	391,815	371,223
Cash flows from investing activities
Capital expenditures	(255,923)	(361,798)
Contributions in aid of construction costs from affiliates	3,854	—
Acquisitions from affiliates	(715,199)	(9,056)
Acquisitions from third parties	—	(3,514)
Investments in equity affiliates	139	(6,770)
Distributions from equity investments in excess of cumulative earnings – affiliates	10,611	8,538
Proceeds from the sale of assets to affiliates	613	700
Proceeds from the sale of assets to third parties	137	22
Proceeds from property insurance claims	2,944	—
Net cash used in investing activities	(952,824)	(371,878)
Cash flows from financing activities
Borrowings, net of debt issuance costs	556,017	769,694
Repayments of debt	(290,000)	(521,150)
Increase (decrease) in outstanding checks	(1,314)	(2,938)
Proceeds from the issuance of WES common units, net of offering expenses	—	57,376
Proceeds from the issuance of WES Series A Preferred units, net of offering expenses	686,940	—
Distributions to WGP unitholders (2)	(181,156)	(143,386)
Distributions to Chipeta noncontrolling interest owner	(7,460)	(7,175)
Distributions to noncontrolling interest owners of WES	(130,947)	(112,278)
Net contributions from (distributions to) Anadarko	(27,459)	(17,439)
Above-market component of swap extensions with Anadarko (2)	16,365	—
Net cash provided by (used in) financing activities	620,986	22,704
Net increase (decrease) in cash and cash equivalents	59,977	22,049
Cash and cash equivalents at beginning of period	99,694	67,213
Cash and cash equivalents at end of period	$159,671	$89,262
Supplemental disclosures
Acquisition of DBJV from Anadarko	$(159,524)	$174,276
Net distributions to (contributions from) Anadarko of other assets	354	4,540
Interest paid, net of capitalized interest	54,433	42,167
Taxes paid (reimbursements received)	67	(138)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Equity Partners, LP is a Delaware master limited partnership (“MLP”) formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware MLP formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream energy assets.
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
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2016, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. In May 2016, WES commenced operation of Train IV, a processing plant, at the DBM complex. WES is constructing Train V, an additional processing plant at the DBM complex, with operations expected to commence during the second half of 2016. WES has also made progress payments toward the construction of another cryogenic unit at the DBM complex (Train VI). WES is evaluating when construction of Train VI will start and believe the earliest the plant will be online is the first quarter of 2018.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines WES’s ownership interests and the accounting method of consolidation used in WES’s consolidated financial statements:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10%
Rendezvous	22%
Mont Belvieu JV	25%
TEP	20%
TEG	20%
FRP	33.33%
Proportionate consolidation (2)
Non-Operated Marcellus Interest systems	33.75%
Anadarko-Operated Marcellus Interest systems	33.75%
Newcastle system	50%
DBJV system	50%
Springfield system	50.1%
Full consolidation
Chipeta (3)	75%

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Variable interest entity. Based on recently adopted guidance noted below in Recently issued accounting standards, WES is a variable interest entity (“VIE”) because the partners in WES with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact WES’s economic performance. A reporting entity that concludes it has a variable interest in a VIE must evaluate whether it has a controlling financial interest in the VIE, such that it is the VIE’s primary beneficiary and should consolidate. According to the aforementioned recently adopted guidance, WGP is the primary beneficiary of WES and therefore should consolidate because (i) WGP has the power to direct the activities of WES that most significantly affect its economic performance and (ii) WGP has the right to receive benefits or the obligation to absorb losses that could be potentially significant to WES. As noted above, WGP has no independent operations or material assets other than its partnership interests in WES. The assets of WES cannot be used by WGP for general partnership purposes. WES’s long-term debt is recourse to WES GP (wholly owned by WGP). In turn, WES GP is indemnified by wholly owned subsidiaries of Anadarko for any claims made against WES GP under the indentures governing WES’s outstanding notes or borrowings under WES’s senior unsecured revolving credit facility (“WES RCF”). WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income on its $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. As further discussed in Note 2, WGP purchased WES common units in connection with WES’s financing of an acquisition from Anadarko in March 2016.
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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with WGP’s 2015 Form 10-K, as filed with the SEC on February 25, 2016, certain sections of which were recast to reflect the results of the Springfield interest in WGP’s Current Report on Form 8-K, as filed with the SEC on June 10, 2016. Management believes that the disclosures made are adequate to make the information not misleading.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7) by WGP through its partnership interests in WES as of June 30, 2016. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control. See Note 2.
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

Insurance recoveries. Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts that are received from insurance carriers are net of any deductibles related to the covered event. A receivable is recorded from insurance to the extent a loss is recognized from an involuntary conversion event and the likelihood of recovering such loss is deemed probable. To the extent that any insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed. A gain on involuntary conversion is recognized when the amount received from insurance exceeds the net book value of the retired asset(s). In addition, gains related to insurance recoveries are not recognized until all contingencies related to such proceeds have been resolved, that is, a non-refundable cash payment is received from the insurance carrier or there is a binding settlement agreement with the carrier that clearly states that a non-refundable payment will be made. To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, in the consolidated balance sheets and presented as capital expenditures in the consolidated statements of cash flows. With respect to business interruption insurance claims, income is recognized only when non-refundable cash proceeds are received from insurers, which are presented in the consolidated statements of operations as a component of Operating income (loss).
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. As of June 30, 2016, and December 31, 2015, the consolidated balance sheets include receivables of $44.2 million and $49.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. As of June 30, 2016, WES had received $5.5 million in cash proceeds from insurers related to the incident at the DBM complex, including $2.6 million in proceeds from business interruption insurance claims and $2.9 million in proceeds from property insurance claims.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU provides guidance for the presentation of historical earnings per unit for MLPs that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to an MLP, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. There was no impact to WGP’s consolidated financial statements upon adoption of this ASU on January 1, 2016.
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
ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. This ASU amends existing requirements applicable to reporting entities that are required to evaluate consolidation of a legal entity under the VIE or voting interest entity models. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including an additional requirement that a limited partnership will be a VIE unless the limited partners have either substantive kick-out or participating rights over the general partner. WGP has evaluated the impact of the adoption of this ASU on its consolidated financial statements and determined that WES meets the criteria for a variable interest entity for which WGP is the primary beneficiary for accounting and disclosure purposes. Prior to adoption of this ASU, WES was consolidated by WGP under the voting interest model. After adoption, WES was consolidated by WGP under the variable interest model, thus the adoption of ASU 2015-02 on January 1, 2016, had no impact on WGP’s consolidated financial statements. See Basis of Presentation—Variable interest entity above.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes current revenue recognition requirements. The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. WGP is required to adopt the new standard in the first quarter of 2018 using one of two retrospective application methods. WGP is continuing to evaluate the provisions of this ASU and has not determined the impact this standard may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by WES during 2016 and 2015, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	WES Common Units Issued	WES Series A Preferred Units
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

(1)
WES acquired Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko. DBJV owns a 50% interest in a gathering system and related facilities. The DBJV gathering system and related facilities (the “DBJV system”) are located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. At the acquisition date, WES estimated the future payment would be $282.8 million, the net present value of which was $174.3 million. For further information, including revisions to the estimated future payment, see DBJV acquisition—deferred purchase price obligation - Anadarko below.

(2)
WES acquired Springfield Pipeline LLC (“Springfield”) from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of WES common units. Springfield owns a 50.1% interest in an oil gathering system and a gas gathering system, such interest being referred to in this report as the “Springfield interest.” The Springfield oil and gas gathering systems (collectively, the “Springfield system”) are located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. WES financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on the WES RCF, (ii) the issuance of 835,841 of WES common units to WGP and (iii) the issuance of WES Series A Preferred units to private investors. See Note 4 for further information regarding WES’s Series A Preferred units. WGP financed the purchase of the WES common units by borrowing $25.0 million on the WGP RCF. See Note 9.

Springfield acquisition. Because the acquisition of Springfield was a transfer of net assets between entities under common control, WGP’s historical financial statements and operational data previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Springfield interest as if WES owned Springfield for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of Springfield have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned Springfield during the periods reported.
The following table presents the impact of the Springfield interest on Revenues and other and Net income (loss) as presented in WGP’s historical consolidated statements of operations:

	Three Months Ended June 30, 2015
thousands	WGP Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$416,572	$49,438	$(17)	$465,993
Net income (loss)	115,648	18,719	—	134,367

	Six Months Ended June 30, 2015
thousands	WGP Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$804,981	$98,051	$(33)	$902,999
Net income (loss)	(61,744)	42,016	—	(19,728)

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of June 30, 2016, WES recognized a $241.1 million decrease in the estimated future payment obligation, resulting in a net present value of this obligation of $29.2 million, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in WES’s estimate of 2018 and 2019 Net Earnings and an increase in WES’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation
Balance at March 2, 2015 – Acquisition date	$174,276	$282,807
Accretion expense (1)	14,398
Balance at December 31, 2015	188,674
Accretion expense (1)	4,537
Balance at March 31, 2016	193,211
Accretion revision (2)	(15,461)
Revision to Deferred purchase price obligation – Anadarko (3)	(148,600)
Balance at June 30, 2016	$29,150	$41,666

(1)	Accretion expense was recorded as a charge to Interest expense on the consolidated statements of operations.

(2)
Interest expense on the consolidated statements of operations includes financing-related accretion revisions of $15.5 million and $10.9 million for the three and six months ended June 30, 2016, respectively.

(3)	Recorded as revisions within Common units on the consolidated balance sheets and consolidated statement of equity and partners’ capital.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.34250	$74,977	May 2015
June 30	0.36375	79,630	August 2015
September 30	0.38125	83,461	November 2015
December 31	0.40375	88,389	February 2016
2016
March 31	$0.42375	$92,767	May 2016
June 30 (1)	0.43375	94,958	August 2016

(1)
On July 20, 2016, the Board of Directors of WGP GP declared a cash distribution to WGP unitholders of $0.43375 per unit, or $95.0 million in aggregate. The cash distribution is payable on August 22, 2016, to WGP unitholders of record at the close of business on August 1, 2016.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31	$0.815	$158,905	May 2016
June 30 (1)	0.830	162,827	August 2016

(1)
On July 20, 2016, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.830 per unit, or $162.8 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below) and WES Series A Preferred units (see WES Series A Preferred unit distributions below). The cash distribution is payable on August 12, 2016, to WES unitholders of record at the close of business on August 1, 2016.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to WES’s distributions of WES’s available cash until they are converted to WES common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. On May 13, 2016, WES distributed 210,562 PIK Class C units to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, for the quarterly distribution period ended March 31, 2016, and on February 11, 2016, WES distributed 323,584 PIK Class C units to AMH for the quarterly distribution period ended December 31, 2015.

WES Series A Preferred unit distributions. As further described in Note 4, WES issued Series A Preferred units representing limited partner interests in WES to private investors in March 2016 and April 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The holders of the WES Series A Preferred units are entitled to certain rights that are senior to the rights of holders of WES common and Class C units, such as rights to distributions and rights upon liquidation of WES. No payment or distribution on any junior equity security of WES, including WES common and Class C units, for any quarter is permitted prior to the payment in full of the WES Series A Preferred unit distribution (including any outstanding arrearages). For the quarter ended June 30, 2016, the WES Series A Preferred unitholders will receive an aggregate cash distribution of $14.1 million comprised of a quarterly per unit distribution prorated for the 77-day period 7,892,220 WES Series A Preferred units were outstanding during the second quarter of 2016 and a full quarterly per unit distribution on 14,030,611 Series A Preferred units. For the quarter ended March 31, 2016, the WES Series A Preferred unitholders received an aggregate cash distribution of $1.9 million, based on the quarterly per unit distribution prorated for the 18-day period 14,030,611 WES Series A Preferred units were outstanding during the first quarter of 2016. See Note 4 for further discussion of the WES Series A Preferred units.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of June 30, 2016, Anadarko held 178,587,365 of WGP’s common units, representing an 81.6% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 40,334,938 WGP common units, representing an 18.4% limited partner interest in WGP.
In June 2016, Anadarko sold 12,500,000 of its WGP common units to the public through an underwritten offering. WGP did not receive any proceeds from, or incur any expense in, the public offering.
In June 2015, Anadarko sold 2,300,000 of its WGP common units to the public through an underwritten offering, including 300,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering.

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three and six months ended June 30, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming conversion of the WES Series A Preferred units into WES common units by the weighted-average number of WGP common units outstanding during the period. For the three and six months ended June 30, 2016, the impact of Series A Preferred units assuming conversion to WES common units would be anti-dilutive. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of June 30, 2016, WGP held 50,132,046 WES common units, representing a 30.0% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs. As of June 30, 2016, (i) other subsidiaries of Anadarko held 2,011,380 WES common units and 11,946,008 Class C units, representing an aggregate 8.4% limited partner interest in WES, (ii) the public held 78,528,544 WES common units, representing a 47.0% limited partner interest in WES, and (iii) private investors held 21,922,831 WES Series A Preferred units, representing a 13.1% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES equity offerings. Pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (“$500.0 million COP”), during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. WES issued no common units under the $500.0 million COP during the six months ended June 30, 2016.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to a Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into WES common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM, and the UPA contains an optional redemption feature that provides WES the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of WES or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM. As of June 30, 2016, no such proceeds had been received, and no WES Class C units had been redeemed.

WES Series A Preferred units. In connection with the closing of the Springfield acquisition on March 14, 2016, WES issued 14,030,611 Series A Preferred units (the “March 2016 Series A units”) to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, including a 2.0% transaction fee paid to the private investors). In April 2016, WES issued an additional 7,892,220 Series A Preferred units (the “April 2016 Series A units”) pursuant to the full exercise of an option granted in connection with the March 2016 Series A units issuance, generating net proceeds of $246.9 million. The Series A Preferred unitholders may convert the Series A Preferred units into WES common units on a one-for-one basis at any time after the second anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. Similarly, WES may convert the Series A Preferred units at any time after the third anniversary of the issuance date, in whole or in part, if the closing price of WES’s common units is greater than $48.00 per common unit for 20 of the 30 preceding trading days, and subject to other certain conversion thresholds. In addition, upon certain events involving a change of control, the Series A Preferred unitholders may elect on an individual basis, subject to certain conditions, to (i) convert their Series A Preferred units to WES common units at the then applicable conversion rate, (ii) if WES is not the surviving entity (or if WES is the surviving entity, but its common units will cease to be listed), require WES to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or convert into common units based on a specified formula, if WES is unable to cause such substantially equivalent securities to be issued), (iii) if WES is the surviving entity, continue to hold their Series A Preferred units, or (iv) require WES to redeem the Series A Preferred units at a price per Series A Preferred unit of $32.32, plus accrued and unpaid distributions to be paid in cash or WES common units at the discretion of WES.
The Series A Preferred unitholders will vote on an as-converted basis with WES’s common unitholders and will have certain other class voting rights with respect to any amendment to the partnership agreement that would adversely affect any rights, preferences or privileges of the Series A Preferred unitholders. In connection with the issuance of the Series A Preferred units, WES entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Series A Preferred unit purchasers relating to the registered resale of the WES common units representing limited partner interests in WES issuable upon conversion of the Series A Preferred units. Pursuant to the Registration Rights Agreement, WES is required to use its commercially reasonable efforts to file and maintain a registration statement for the resale of the converted Series A Preferred units, with such registration statement to become effective no later than March 2018.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES interests. The following table summarizes WES’s common, Class C, Series A Preferred and general partner units issued during the six months ended June 30, 2016:

	WES Common Units	WES Class C Units	WES Series A Preferred Units	WES General Partner Units	Total
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	534,146	—	—	534,146
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
April 2016 Series A units	—	—	7,892,220	—	7,892,220
Long-Term Incentive Plan award vestings	5,403	—	—	—	5,403
Balance at June 30, 2016	130,671,970	11,946,008	21,922,831	2,583,068	167,123,877

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $301.5 million and $252.3 million at June 30, 2016, and December 31, 2015, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of WES’s outstanding commodity price swap agreements as of June 30, 2016:

per barrel except natural gas	2016
Ethane	$18.41	−	23.11
Propane	47.08	−	52.90
Isobutane	62.09	−	73.89
Normal butane	54.62	−	64.93
Natural gasoline	72.88	−	81.68
Condensate	76.47	−	81.68
Natural gas (per MMBtu)	4.87	−	5.96

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$5,202	$22,344	$12,243	$33,326
Natural gas liquids sales	20,480	38,297	40,550	82,729
Total	25,682	60,641	52,793	116,055
Losses on commodity price swap agreements related to purchases (2)	(16,913)	(41,720)	(35,784)	(75,899)
Net gains (losses) on commodity price swap agreements	$8,769	$18,921	$17,009	$40,156

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

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

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above tables, will be recognized in the consolidated statements of operations. WES will also record a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above tables. For the six months ended June 30, 2016, the capital contribution from Anadarko was $16.4 million.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 39% and 38% for the three and six months ended June 30, 2016, respectively, and 56% for the three and six months ended June 30, 2015. WES’s processing throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 55% and 58% for the three and six months ended June 30, 2016, respectively, and 52% for the three and six months ended June 30, 2015. WES’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to crude/NGL production owned or controlled by Anadarko was 64% for the three and six months ended June 30, 2016, and 100% for the three and six months ended June 30, 2015. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

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

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period. Compensation expense under the WGP LTIP is recognized over the vesting period and was $61,000 and $117,000 for the three and six months ended June 30, 2016, respectively, and $62,000 and $117,000 for the three and six months ended June 30, 2015, respectively.

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $1.1 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (referred to collectively as the “Anadarko Incentive Plans”). Of this amount, $2.1 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the six months ended June 30, 2016.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended June 30, 2016 and 2015, and $0.2 million for each of the six months ended June 30, 2016 and 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2016	2015	2016	2015
thousands	Purchases		Sales
Cash consideration	$2,699	$9,056	$613	$700
Net carrying value	2,328	4,182	596	366
Partners’ capital adjustment	$371	$4,874	$17	$334

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Revenues and other (1)	$302,405	$321,411	$574,989	$628,339
Equity income, net – affiliates (1)	19,693	18,941	36,507	37,161
Cost of product (1)	22,145	53,062	46,725	96,957
Operation and maintenance (2)	17,661	19,854	35,636	36,671
General and administrative (3)	9,374	8,254	18,524	16,589
Operating expenses	49,180	81,170	100,885	150,217
Interest income (4)	4,225	4,225	8,450	8,450
Interest expense (5)	(15,461)	4,190	(10,924)	5,612
Distributions to WGP unitholders (6)	80,973	66,235	158,125	126,669
Distributions to WES unitholders (7)	1,639	550	2,245	1,080
Above-market component of swap extensions with Anadarko	9,552	—	16,365	—

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

(5)
For the three and six months ended June 30, 2016, includes WES’s accretion revisions to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 9) and for the three and six months ended June 30, 2015, includes interest expense recognized on the WGP WCF (see Note 9).

(6)	Represents distributions paid under WGP’s partnership agreement (see Note 3 and Note 4).

(7)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2016	December 31, 2015
Land	n/a	$3,946	$3,744
Gathering systems	3 to 47 years	6,409,489	6,061,004
Pipelines and equipment	15 to 45 years	135,319	136,290
Assets under construction	n/a	239,617	329,887
Other	3 to 40 years	29,803	25,853
Total property, plant and equipment		6,818,174	6,556,778
Accumulated depreciation		1,816,030	1,697,999
Net property, plant and equipment		$5,002,144	$4,858,779

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
As of June 30, 2016, net property, plant and equipment includes impairments of $8.9 million, primarily due to an impairment of $6.1 million at WES’s Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during this period, WES recognized impairments of $2.4 million, primarily related to the abandonment of compressors at the MIGC system.

7.  EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the six months ended June 30, 2016:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	(1,360)	7,164	949	12,686	343	7,766	8,959	36,507
Contributions	—	441	—	—	—	(580)	—	(139)
Distributions	—	(6,873)	(1,364)	(12,303)	(354)	(7,892)	(9,733)	(38,519)
Distributions in excess of cumulative earnings (1)	(3,354)	(2,100)	(1,541)	(172)	(188)	(2,918)	(338)	(10,611)
Balance at June 30, 2016	$12,408	$49,071	$48,957	$117,300	$16,084	$191,179	$171,126	$606,125

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

During the six months ended June 30, 2016, an impairment loss was recognized by the managing partner of Fort Union. WES’s 14.81% share of the impairment loss was $3.0 million, which was recorded in Equity income, net – affiliates in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	June 30, 2016	December 31, 2015
Trade receivables, net	$177,197	$143,341
Other receivables, net	44,288	49,772
Total accounts receivable, net	$221,485	$193,113

A summary of other current assets is as follows:

thousands	June 30, 2016	December 31, 2015
Natural gas liquids inventory	$4,032	$2,403
Imbalance receivables	1,359	2,122
Prepaid insurance	620	2,998
Other	—	1,034
Total other current assets	$6,011	$8,557

A summary of accrued liabilities is as follows:

thousands	June 30, 2016	December 31, 2015
Accrued capital expenditures	$70,725	$61,454
Accrued plant purchases	27,149	16,425
Accrued interest expense	26,204	26,194
Short-term asset retirement obligations	2,713	3,677
Short-term remediation and reclamation obligations	1,136	1,136
Income taxes payable	1,127	770
Other	1,105	9,440
Total accrued liabilities	$130,159	$119,096

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At June 30, 2016, WGP’s debt consisted of borrowings on the WGP RCF, WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and borrowings on the WES RCF.
The following table presents WES and WGP’s outstanding debt as of June 30, 2016, and December 31, 2015:

	June 30, 2016			December 31, 2015
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP RCF	$28,000	$28,000	$28,000	$—	$—	$—
2021 Notes	500,000	494,215	529,064	500,000	493,711	513,645
2022 Notes	670,000	668,532	658,273	670,000	668,432	595,744
2018 Notes	350,000	348,946	348,908	350,000	348,706	339,293
2044 Notes	400,000	389,783	384,252	400,000	389,707	321,499
2025 Notes	500,000	490,528	479,690	500,000	490,095	422,285
WES RCF	540,000	540,000	540,000	300,000	300,000	300,000
Total long-term debt	$2,988,000	$2,960,004	$2,968,187	$2,720,000	$2,690,651	$2,492,466

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the six months ended June 30, 2016:

thousands	Carrying Value
Balance at December 31, 2015	$2,690,651
WES RCF borrowings	530,000
Repayments of WES RCF borrowings	(290,000)
WGP RCF borrowings	28,000
Other	1,353
Balance at June 30, 2016	$2,960,004

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

WGP borrowed $28.0 million under the WGP RCF to fund the purchase of 835,841 WES common units (see Note 2) and to pay fees and expenses associated with entering into the WGP RCF. Pursuant to a collateral agreement with the WGP RCF lenders, WGP’s obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all present and after acquired equity interests owned by WGP in WES GP and WES. Borrowings under the WGP RCF bear interest, at WGP’s option, at either (a) a base rate equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio or (b) LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% based upon WGP’s consolidated leverage ratio. The unused portion of the WGP RCF is subject to a quarterly commitment fee ranging from 0.30% to 0.50% per annum on the daily unused amount of the WGP RCF based upon WGP’s consolidated leverage ratio. At June 30, 2016, the interest rate and commitment fee rate on the WGP RCF was 2.72% and 0.35%, respectively.
As of June 30, 2016, WGP had $28.0 million of outstanding borrowings ($222.0 million available borrowing capacity) and was in compliance with all covenants under the WGP RCF.

WGP WCF. The interest rate on the WGP WCF, which matures in November 2017, was 1.97% and 1.69% at June 30, 2016 and 2015, respectively.
As of June 30, 2016, WGP had no outstanding borrowings and $30.0 million available for borrowing under the WGP WCF. At June 30, 2016, WGP was in compliance with all covenants under the WGP WCF.

WES Senior Notes. At June 30, 2016, WES was in compliance with all covenants under the indentures governing its outstanding notes.
In July 2016, WES issued $500.0 million aggregate principal amount of 4.650% Senior Notes due 2026 (the “2026 Notes”) which were offered at a price to the public of 99.796% of the face amount. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the WES RCF.

WES RCF. The interest rate on the WES RCF, which matures in February 2019, was 1.77% and 1.49% at June 30, 2016 and 2015, respectively. The facility fee rate was 0.20% at June 30, 2016 and 2015.
As of June 30, 2016, WES had $540.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $655.1 million available for borrowing under the WES RCF. At June 30, 2016, WES was in compliance with all covenants under the WES RCF.
In April 2016, WES repaid $250.0 million of outstanding borrowings under the WES RCF, $246.9 million of which was funded with the proceeds from the issuance of the April 2016 Series A unit issuance (see Note 4).

Interest rate agreements. In June 2016, WES entered into a U.S. Treasury rate lock agreement to mitigate the risk of rising interest rates on existing variable-rate debt expected to be refinanced during the third quarter of 2016. The rate lock agreement was not designated as a cash flow hedge and was settled in June 2016 upon the offering of the WES 2026 Notes that closed in July 2016. WES realized a loss of $0.2 million at settlement, which is included in Other income (expense), net in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Third parties
Long-term debt	$28,472	$24,733	$56,328	$48,075
Amortization of debt issuance costs and commitment fees	1,900	1,374	3,495	2,666
Capitalized interest	(1,482)	(2,693)	(3,331)	(5,787)
Total interest expense – third parties	28,890	23,414	56,492	44,954
Affiliates
WGP WCF	—	—	—	2
Deferred purchase price obligation – Anadarko (1)	(15,461)	4,190	(10,924)	5,610
Total interest expense – affiliates	(15,461)	4,190	(10,924)	5,612
Interest expense	$13,429	$27,604	$45,568	$50,566

(1)	See Note 2 for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2016, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $38.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Trains V and VI at the DBM complex and expansion projects at the DBJV system and the DJ Basin complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $8.4 million and $17.3 million for the three and six months ended June 30, 2016, respectively, and $8.5 million and $16.5 million for the three and six months ended June 30, 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, in which WES is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2015 Form 10-K as filed with the SEC on February 25, 2016, certain sections of which were recast to reflect the results of the Springfield interest in our Current Report on Form 8-K, as filed with the SEC on June 10, 2016.

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

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2015 Form 10-K, certain sections of which were recast to reflect the results of the Springfield interest in our Current Report on Form 8-K, as filed with the SEC on June 10, 2016, in our quarterly reports on Form 10-Q and in our other public filings and press releases.

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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2016, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the six months ended June 30, 2016, included the following:

•
We raised our distribution to $0.43375 per unit for the second quarter of 2016, representing a 2% increase over the distribution for the first quarter of 2016 and a 19% increase over the distribution for the second quarter of 2015.

•	WES completed the acquisition of Springfield from Anadarko for cash and WES common unit consideration totaling $750.0 million. See Acquisitions and Divestitures below.

•	In May 2016, WES commenced operation of Train IV, a 200 MMcf/d processing plant at the DBM complex.

•
WES raised its distribution to $0.830 per unit for the second quarter of 2016, representing a 2% increase over the distribution for the first quarter of 2016 and an 11% increase over the distribution for the second quarter of 2015.

•
Throughput attributable to WES for natural gas assets totaled 3,870 MMcf/d and 3,825 MMcf/d for the three and six months ended June 30, 2016, respectively, representing a 12% and 11% decrease, respectively, compared to the same periods in 2015.

•	Throughput for crude/NGL assets totaled 187 MBbls/d and 186 MBbls/d for the three and six months ended June 30, 2016, respectively, representing a 1% increase compared to the same periods in 2015.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.84 per Mcf and $0.82 per Mcf for the three and six months ended June 30, 2016, respectively, representing a 15% and 14% increase, respectively, compared to the same periods in 2015.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.03 per Bbl and $2.05 per Bbl for the three and six months ended June 30, 2016, respectively, representing a 3% and 5% increase, respectively, compared to the same periods in 2015.

Significant Item Affecting Comparability. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact will be referred to as the “DBM outage.” See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents the acquisitions completed by WES during 2016 and 2015, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	WES Common Units Issued	WES Series A Preferred Units
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

(1)
WES acquired DBJV from Anadarko. DBJV owns a 50% interest in the DBJV system. WES will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. At the acquisition date, WES estimated the future payment would be $282.8 million, the net present value of which was $174.3 million. For further information, including revisions to the estimated future payment, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
WES acquired Springfield from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of WES common units. Springfield owns a 50.1% interest in the Springfield system. WES financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on the WES RCF, (ii) the issuance of 835,841 of WES common units to WGP and (iii) the issuance of WES Series A Preferred units to private investors. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of WES’s Series A Preferred units. WGP financed the purchase of the WES common units by borrowing $25.0 million on the WGP RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method by us through our partnership interests in WES as of June 30, 2016. See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
WGP’s historical financial statements and operational data previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Springfield interest as if WES owned Springfield for all periods presented. The consolidated financial statements for periods prior to WES’s acquisition of Springfield have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned Springfield during the periods reported.

EQUITY OFFERINGS

Public equity offerings. In June 2016, Anadarko sold 12,500,000 of its WGP common units to the public through an underwritten offering. WGP did not receive any proceeds from, or incur any expense in, the public offering.
In June 2015, Anadarko sold 2,300,000 of its WGP common units to the public through an underwritten offering, including 300,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. WGP did not receive any proceeds from, or incur any expense in, the public offering.

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% TEUs, including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three and six months ended June 30, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

WES equity offerings. Pursuant to WES’s $500.0 million COP, during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses), which were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. WES issued no common units under the $500.0 million COP during the six months ended June 30, 2016.

Other WES equity offerings. In March 2016, WES issued the March 2016 Series A units to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, including a 2.0% transaction fee paid to the private investors), which were used to fund a portion of the Springfield acquisition. In April 2016, WES issued the April 2016 Series A units pursuant to the full exercise of an option granted in connection with the March 2016 Series A units issuance, generating net proceeds of $246.9 million, which were used to pay down amounts borrowed under the WES RCF in connection with the Springfield acquisition. See Note 4—Equity and Partners’ Capital and Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
General and administrative expenses	$64	$64	$128	$128
Public company expenses	670	511	1,654	1,144
Total reimbursement	$734	$575	$1,782	$1,272

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

WGP RCF. In March 2016, we entered into a $250.0 million WGP RCF which matures in March 2019. The WGP RCF may be used to buy WES common units and for general partnership purposes.
At June 30, 2016, the interest rate and commitment fee rate on the WGP RCF was 2.72% and 0.35%, respectively. As of June 30, 2016, we had $28.0 million of outstanding borrowings ($222.0 million available borrowing capacity) and were in compliance with all covenants under the WGP RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

WGP WCF. On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. The interest rate was 1.97% at June 30, 2016.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of June 30, 2016, we had no outstanding borrowings under the WGP WCF and $30.0 million available for borrowing. At June 30, 2016, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income (loss) attributable to Western Gas Partners, LP to net income (loss) attributable to Western Gas Equity Partners, LP. The differences between net income (loss) attributable to Western Gas Partners, LP and net income (loss) attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Net income (loss) attributable to WES	$164,521	$132,343	$280,581	$(24,150)
Limited partner interests in WES not held by WGP (1)	(74,110)	(43,900)	(107,030)	97,049
General and administrative expenses (2)	(1,004)	(775)	(2,242)	(1,610)
Other income (expense), net	17	9	34	18
Property and other taxes	(15)	(26)	(15)	(26)
Interest expense	(546)	—	(649)	(2)
Net income (loss) attributable to WGP	$88,863	$87,651	$170,679	$71,279

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of June 30, 2016 and 2015, the public held common units representing a 47.0% and 55.2% limited partner interest in WES, respectively. Private investors held WES Series A Preferred units representing an additional 13.1% limited partner interest in WES as of June 30, 2016. Other subsidiaries of Anadarko separately held an 8.4% and 8.3% limited partner interest in WES as of June 30, 2016 and 2015, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Six Months Ended June 30,
thousands	2016	2015
WES net cash provided by operating activities	$393,866	$372,321
General and administrative expenses (1)	(2,242)	(1,610)
Non-cash equity-based compensation expense	127	132
Changes in working capital	509	390
Other income (expense), net	34	18
Property and other taxes	(15)	(26)
Interest expense	(649)	(2)
Debt related amortization and other items, net	185	—
WGP net cash provided by operating activities	$391,815	$371,223

WES net cash provided by (used in) financing activities	$618,692	$20,271
Proceeds from issuance of WES common units, net of offering expenses (2)	(25,000)	—
Distributions to WGP unitholders (3)	(181,156)	(143,386)
Distributions to WGP from WES (4)	182,433	146,969
WGP RCF borrowings, net of issuance costs	26,017	—
WGP WCF repayments	—	(1,150)
WGP net cash provided by (used in) financing activities	$620,986	$22,704

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Total revenues and other (1)	$428,664	$465,993	$811,805	$902,999
Equity income, net – affiliates	19,693	18,941	36,507	37,161
Total operating expenses (1)	272,691	314,221	518,611	891,774
Gain (loss) on divestiture and other, net	(1,907)	—	(2,539)	(6)
Proceeds from business interruption insurance claims (2)	2,603	—	2,603	—
Operating income (loss)	176,362	170,713	329,765	48,380
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(12,883)	(27,604)	(44,919)	(50,564)
Other income (expense), net	(53)	71	71	142
Income (loss) before income taxes	167,651	147,405	293,367	6,408
Income tax (benefit) expense	326	12,246	6,959	24,516
Net income (loss)	167,325	135,159	286,408	(18,108)
Net income attributable to noncontrolling interest	2,804	2,816	5,827	6,042
Net income (loss) attributable to Western Gas Partners, LP (3)	$164,521	$132,343	$280,581	$(24,150)
Key performance metrics (4)
Adjusted gross margin attributable to Western Gas Partners, LP	$329,254	$326,797	$640,478	$629,447
Adjusted EBITDA attributable to Western Gas Partners, LP	250,565	245,548	481,664	465,510
Distributable cash flow	199,349	211,674	391,287	397,252

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

(2)	See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 2.

(4)
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2016” refer to the comparison of the three months ended June 30, 2016, to the three months ended June 30, 2015; any increases or decreases “for the six months ended June 30, 2016” refer to the comparison of the six months ended June 30, 2016, to the six months ended June 30, 2015; and any increases or decreases “for the three and six months ended June 30, 2016” refer to the comparison of these 2016 periods to the corresponding three and six month periods ended June 30, 2015.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,508	1,920	(21)%	1,553	1,942	(20)%
Processing	2,320	2,465	(6)%	2,226	2,362	(6)%
Equity investment (1)	170	172	(1)%	178	169	5%
Total throughput for natural gas assets	3,998	4,557	(12)%	3,957	4,473	(12)%
Throughput attributable to noncontrolling interest for natural gas assets	128	159	(19)%	132	161	(18)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,870	4,398	(12)%	3,825	4,312	(11)%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	59	74	(20)%	59	75	(21)%
Equity investment (2)	128	111	15%	127	109	17%
Total throughput for crude/NGL assets	187	185	1%	186	184	1%

(1)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(2)	Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, and 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 412 MMcf/d and 389 MMcf/d for the three and six months ended June 30, 2016, respectively, primarily due to (i) the sale of the Dew and Pinnacle systems in July 2015, (ii) decreased throughput at the Bison facility due to volumes being diverted to a third-party treater and (iii) production declines in the areas around the Non-Operated Marcellus Interest systems.
Processing throughput decreased by 145 MMcf/d and 136 MMcf/d for the three and six months ended June 30, 2016, respectively, primarily due to the DBM outage, decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin, production declines in the areas around the Red Desert and Granger complexes and lower volumes processed at the Granger straddle plant. These decreases were partially offset by increased production in the areas around the DJ Basin complex.
Equity investment throughput increased by 9 MMcf/d for the six months ended June 30, 2016, primarily due to volumes being diverted from the third-party Bison pipeline to the Fort Union system, which was partially offset by a decrease in volumes at the Rendezvous system due to production declines in the Jonah and Pinedale Anticline fields.

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 15 MBbls/d and 16 MBbls/d for the three and six months ended June 30, 2016, respectively, primarily due to decreased throughput at the Springfield oil gathering system. Equity investment throughput increased by 17 MBbls/d and 18 MBbls/d for the three and six months ended June 30, 2016, respectively, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.

Gathering, Processing and Transportation Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Gathering, processing and transportation revenues	$301,136	$290,900	4%	$595,140	$561,168	6%

Revenues from gathering, processing and transportation increased by $10.2 million and $34.0 million for the three and six months ended June 30, 2016, respectively, primarily due to increases of $26.4 million and $67.8 million, respectively, at the DJ Basin complex resulting from increased throughput and a higher processing fee. These increases were partially offset by decreases during the three and six months ended June 30, 2016, of (i) $7.6 million and $15.1 million, respectively, due to the sale of the Dew and Pinnacle systems in July 2015 and (ii) $5.9 million and $10.2 million, respectively, at the Springfield system due to decreased throughput. In addition, there was a decrease of $3.6 million at the Chipeta complex for the three months ended June 30, 2016, due to a decrease in throughput and there was a decrease of $8.9 million for the six months ended June 30, 2016, due to the DBM outage.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Natural gas sales (1)	$44,366	$71,463	(38)%	$82,593	$133,654	(38)%
Natural gas liquids sales (1)	82,627	102,739	(20)%	132,956	206,220	(36)%
Total	$126,993	$174,202	(27)%	$215,549	$339,874	(37)%
Average price per unit (1):
Natural gas (per Mcf)	$2.09	$3.68	(43)%	$2.20	$3.64	(40)%
Natural gas liquids (per Bbl)	20.33	21.78	(7)%	19.69	24.41	(19)%

(1)
Excludes amounts considered above market, with respect to WES’s swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three and six months ended June 30, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The declines in natural gas sales of $27.1 million and $51.1 million for the three and six months ended June 30, 2016, respectively, were primarily due to decreases of (i) $13.2 million and $12.5 million, respectively, at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, partially offset by an increase in volume (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (ii) $7.3 million and $26.3 million, respectively, due to the DBM outage and (iii) $4.8 million and $8.5 million, respectively, at the Hilight system due to a decrease in average price and volume.
The declines in NGLs sales of $20.1 million and $73.3 million for the three and six months ended June 30, 2016, respectively, were primarily due to decreases of (i) $15.0 million and $33.5 million, respectively, due to the DBM outage, (ii) $10.6 million and $21.0 million, respectively, at the MGR assets due to a decrease in volumes sold and (iii) $1.5 million and $6.7 million, respectively, at the Hilight system due to a decrease in volumes sold. The decline for the six months ended June 30, 2016, was also impacted by decreases of $5.2 million and $3.2 million at the DJ Basin complex and Hugoton system, respectively, due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 for the DJ Basin complex and October 1, 2015 for the Hugoton system (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The decrease for the three months ended June 30, 2016, was partially offset by an increase of $8.3 million at the DJ Basin complex due to an increase in volumes sold.

Equity Income, Net – Affiliates

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Equity income, net – affiliates	$19,693	$18,941	4%	$36,507	$37,161	(2)%

For the three months ended June 30, 2016, equity income, net – affiliates increased by $0.8 million, primarily due to an increase in equity income from the Mont Belvieu JV due to increased volumes, partially offset by a decrease in equity income at the Fort Union system. For the six months ended June 30, 2016, equity income, net – affiliates decreased by $0.7 million, primarily due to WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union, partially offset by increases in equity income from the TEFR Interests and the Mont Belvieu JV due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
NGL purchases (1)	$50,056	$73,866	(32)%	$82,725	$138,767	(40)%
Residue purchases (1)	47,413	67,238	(29)%	86,398	135,959	(36)%
Other (1)	7,380	6,112	21%	12,193	11,898	2%
Cost of product	104,849	147,216	(29)%	181,316	286,624	(37)%
Operation and maintenance	75,173	77,837	(3)%	151,386	154,022	(2)%
Total cost of product and operation and maintenance expenses	$180,022	$225,053	(20)%	$332,702	$440,646	(24)%

(1)
Excludes amounts considered above market, with respect to WES’s swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three and six months ended June 30, 2016 and 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
NGL purchases decreased by $23.8 million and $56.0 million for the three and six months ended June 30, 2016, respectively, primarily due to decreases of (i) $11.3 million and $26.8 million, respectively, due to the DBM outage, (ii) $7.6 million and $14.1 million, respectively, at the Red Desert complex due to decreases in volumes and average swap prices, (iii) $2.0 million and $4.7 million, respectively, at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, and (iv) $1.8 million and $5.6 million, respectively, at the Hilight system due to decreases in volumes and average prices. The decrease in NGL purchases for the six months ended June 30, 2016, was also impacted by a decrease of $2.7 million at the Chipeta complex due to a decrease in average prices.

Residue purchases decreased by $19.8 million and $49.6 million for the three and six months ended June 30, 2016, respectively, primarily due to decreases of (i) $8.3 million and $26.9 million, respectively, due to the DBM outage, (ii) $5.4 million and $10.4 million, respectively, at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, and (iii) $4.2 million and $7.4 million, respectively, at the Hilight system due to decreases in volumes and average prices.
Other items increased by $1.3 million and $0.3 million for the three and six months ended June 30, 2016, respectively, primarily due to fees paid for rerouting volumes due to the DBM outage and changes in imbalance positions primarily at the Chipeta, DBM and DJ Basin complexes.
Operation and maintenance expense decreased by $2.7 million for the three months ended June 30, 2016, primarily due to decreases of (i) $2.6 million in salaries, wages and contract labor primarily attributable to the Granger and DBM complexes and the sale of the Dew and Pinnacle systems in July 2015, (ii) $2.1 million in other operating costs and measurement and well-testing analysis expense primarily attributable to the DJ Basin and DBM complexes and the sale of the Dew and Pinnacle systems in July 2015 and (iii) $1.8 million in chemicals and treating services primarily attributable to the DBM complex and the sale of the Dew and Pinnacle systems in July 2015. These decreases were partially offset by increases of (i) $2.3 million in plant repairs and maintenance primarily at the DBM complex and (ii) $1.6 million in utilities expense primarily at the Chipeta and DJ Basin complexes.
Operation and maintenance expense decreased by $2.6 million for the six months ended June 30, 2016, primarily due to decreases of (i) $7.4 million in other operating costs, water costs, and salaries and wages primarily attributable to the DJ Basin and DBM complexes and the sale of the Dew and Pinnacle systems in July 2015, (ii) $2.6 million in chemicals and treating services primarily attributable to the Hilight system, DBM complex and the sale of the Dew and Pinnacle systems in July 2015 and (iii) $1.4 million in measurement and well-testing analysis expense primarily attributable to the DJ Basin complex and the sale of the Dew and Pinnacle systems in July 2015. These decreases were partially offset by increases of (i) $4.1 million in utilities expense primarily at the Chipeta and DJ Basin complexes, (ii) $2.6 million in plant repairs and maintenance primarily at the Hilight system and the DJ Basin and DBM complexes and (iii) $2.1 million in facilities and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
General and administrative	$10,883	$9,408	16%	$22,160	$20,489	8%
Property and other taxes	12,078	9,586	26%	22,428	18,866	19%
Depreciation and amortization	67,305	68,554	(2)%	132,400	137,529	(4)%
Impairments	2,403	1,620	48%	8,921	274,244	(97)%
Total general and administrative, depreciation and amortization, impairments and other expenses	$92,669	$89,168	4%	$185,909	$451,128	(59)%

General and administrative expenses increased by $1.5 million and $1.7 million for the three and six months ended June 30, 2016, respectively, primarily due to increases in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement and increases in consulting and audit fees.
Property and other taxes increased by $2.5 million and $3.6 million for the three and six months ended June 30, 2016, respectively, primarily due to ad valorem tax increases of $2.7 million and $4.2 million, respectively, at the DJ Basin complex, partially offset by decreases of $0.6 million and $1.2 million, respectively, due to the sale of the Dew and Pinnacle systems in July 2015.
Depreciation and amortization decreased by $1.2 million for the three months ended June 30, 2016, primarily due to depreciation expense decreases of (i) $3.5 million due to the sale of the Dew and Pinnacle systems in July 2015 and (ii) $2.9 million at the Hilight system due to an asset impairment recognized in the fourth quarter of 2015. These decreases were partially offset by an increase of $4.7 million related to ongoing capital projects at the DBM and DJ Basin complexes and the DBJV and Non-Operated Marcellus Interest systems.
Depreciation and amortization decreased by $5.1 million for the six months ended June 30, 2016, primarily due to depreciation expense decreases of (i) $9.3 million at the Red Desert complex and the Hilight system due to asset impairments recognized in the first and fourth quarters of 2015, respectively, and (ii) $7.1 million due to the sale of the Dew and Pinnacle systems in July 2015. These decreases were partially offset by an increase of $10.8 million related to ongoing capital projects at the DBM and DJ Basin complexes and the DBJV, Non-Operated Marcellus Interest and Springfield systems.
Impairment expense increased by $0.8 million for the three months ended June 30, 2016, primarily due to impairments related to the abandonment of compressors at the MIGC system during 2016, as compared to lower impairments in 2015 related to the cancellation of projects at the Red Desert complex.
Impairment expense decreased by $265.3 million for the six months ended June 30, 2016, primarily due to (i) the $264.4 million impairment at the Red Desert complex recognized during the first quarter of 2015 and (ii) impairments related to the abandonment of compressors at the MIGC system and cancellation of projects at the Red Desert complex during 2015. Impairment expense for the six months ended June 30, 2016, included (i) the $6.1 million impairment at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and (ii) impairments related to the abandonment of compressors at the MIGC system.

Interest Income – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Third parties
Long-term debt	$(28,281)	$(24,733)	14%	$(56,099)	$(48,075)	17%
Amortization of debt issuance costs and commitment fees	(1,545)	(1,374)	12%	(3,075)	(2,666)	15%
Capitalized interest	1,482	2,693	(45)%	3,331	5,787	(42)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	15,461	(4,190)	NM	10,924	(5,610)	NM
Interest expense	$(12,883)	$(27,604)	(53)%	$(44,919)	$(50,564)	(11)%

NM-Not Meaningful

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

Interest expense decreased by $14.7 million and $5.6 million for the three and six months ended June 30, 2016, respectively, primarily due to $15.5 million and $10.9 million, respectively, in accretion revisions recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015 (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The accretion revisions were partially offset by interest incurred on the 2025 Notes issued in June 2015 of $3.5 million and $8.4 million for the three and six months ended June 30, 2016, respectively. Capitalized interest decreased by $1.2 million and $2.5 million for the three and six months ended June 30, 2016, respectively, primarily due to the completion of Lancaster Train II in June 2015 (within the DJ Basin complex). This decrease was partially offset by an increase due to the construction of Trains IV, V and VI at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Income (loss) before income taxes	$167,651	$147,405	14%	$293,367	$6,408	NM
Income tax (benefit) expense	326	12,246	(97)%	6,959	24,516	(72)%
Effective tax rate	—%	8%		2%	NM

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

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$294,661	$293,560	—%	$571,190	$564,806	1%
Adjusted gross margin for crude/NGL assets (2)	34,593	33,237	4%	69,288	64,641	7%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	329,254	326,797	1%	640,478	629,447	2%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.84	0.73	15%	0.82	0.72	14%
Adjusted gross margin per Bbl for crude/NGL assets (5)	2.03	1.98	3%	2.05	1.95	5%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	250,565	245,548	2%	481,664	465,510	3%
Distributable cash flow (3)	199,349	211,674	(6)%	391,287	397,252	(2)%

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
Adjusted gross margin increased by $2.5 million and $11.0 million for the three and six months ended June 30, 2016, respectively, primarily due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex), partially offset by the DBM outage, the sale of the Dew and Pinnacle systems in July 2015 and lower volumes at the Springfield gas gathering system and the Chipeta and Red Desert complexes. In addition, an increase in volumes at the DBJV system contributed to the overall increase in Adjusted gross margin for the six months ended June 30, 2016.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.11 and $0.10 for the three and six months ended June 30, 2016, respectively, primarily due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.05 and $0.10 for the three and six months ended June 30, 2016, respectively, due to higher distributions received from FRP and TEP.

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

Adjusted EBITDA increased by $5.0 million for the three months ended June 30, 2016, primarily due to a $42.4 million decrease in cost of product, a $2.7 million decrease in operation and maintenance expenses and $2.6 million in proceeds from business interruption insurance claims. These amounts were partially offset by a $37.3 million decrease in total revenues and other, a $2.5 million increase in property and other tax expense, a $1.4 million decrease in distributions from equity investees, and a $1.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $16.2 million for the six months ended June 30, 2016, primarily due to a $105.3 million decrease in cost of product, a $2.6 million decrease in operation and maintenance expenses, $2.6 million in proceeds from business interruption insurance claims and a $1.6 million increase in distributions from equity investees. These amounts were partially offset by a $91.2 million decrease in total revenues and other, a $3.6 million increase in property and other tax expense, and a $1.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under WES’s commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, Series A Preferred unit distributions and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.
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

Distributable cash flow decreased by $12.3 million for the three months ended June 30, 2016, primarily due to $14.1 million in Series A Preferred unit distributions, a $9.1 million increase in cash paid for maintenance capital expenditures, and a $3.7 million increase in net cash paid for interest expense. These amounts were partially offset by $9.6 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015, and an increase of $5.0 million in Adjusted EBITDA.
Distributable cash flow decreased by $6.0 million for the six months ended June 30, 2016, primarily due to $16.0 million in Series A Preferred unit distributions, a $13.9 million increase in cash paid for maintenance capital expenditures, and an $8.4 million increase in net cash paid for interest expense. These amounts were partially offset by $16.4 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015, and an increase of $16.2 million in Adjusted EBITDA.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$294,661	$293,560	$571,190	$564,806
Adjusted gross margin for crude/NGL assets	34,593	33,237	69,288	64,641
Adjusted gross margin attributable to Western Gas Partners, LP	329,254	326,797	640,478	629,447
Adjusted gross margin attributable to noncontrolling interest	4,183	4,661	8,604	9,469
Gain (loss) on divestiture and other, net	(1,907)	—	(2,539)	(6)
Proceeds from business interruption insurance claims	2,603	—	2,603	—
Equity income, net – affiliates	19,693	18,941	36,507	37,161
Reimbursed electricity-related charges recorded as revenues	14,869	13,221	30,537	25,031
Less:
Distributions from equity investees	24,491	25,902	49,130	47,572
Operation and maintenance	75,173	77,837	151,386	154,022
General and administrative	10,883	9,408	22,160	20,489
Property and other taxes	12,078	9,586	22,428	18,866
Depreciation and amortization	67,305	68,554	132,400	137,529
Impairments	2,403	1,620	8,921	274,244
Operating income (loss)	$176,362	$170,713	$329,765	$48,380

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$250,565	$245,548	$481,664	$465,510
Less:
Distributions from equity investees	24,491	25,902	49,130	47,572
Non-cash equity-based compensation expense	1,246	1,163	2,549	2,275
Interest expense	12,883	27,604	44,919	50,564
Income tax expense	326	12,246	6,959	24,516
Depreciation and amortization (1)	66,650	67,904	131,089	136,231
Impairments	2,403	1,620	8,921	274,244
Other expense (1)	56	—	56	—
Add:
Gain (loss) on divestiture and other, net	(1,907)	—	(2,539)	(6)
Equity income, net – affiliates	19,693	18,941	36,507	37,161
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income (1)	—	68	122	137
Net income (loss) attributable to Western Gas Partners, LP	$164,521	$132,343	$280,581	$(24,150)
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$250,565	$245,548	$481,664	$465,510
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	3,456	3,463	7,133	7,335
Interest income (expense), net	(8,658)	(23,379)	(36,469)	(42,114)
Uncontributed cash-based compensation awards	(86)	(68)	(158)	(145)
Accretion and amortization of long-term obligations, net	(14,522)	4,958	(9,055)	7,070
Current income tax benefit (expense)	(198)	(11,673)	(4,979)	(18,134)
Other income (expense), net	(53)	71	71	142
Distributions from equity investments in excess of cumulative earnings – affiliates	(5,827)	(5,574)	(10,611)	(8,538)
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	(45,800)	(26,725)	(33,242)	(41,358)
Accounts and imbalance payables and accrued liabilities, net	(20,205)	(8,389)	(2,227)	4,407
Other	(1,309)	(744)	1,739	(1,854)
Net cash provided by operating activities	$157,363	$177,488	$393,866	$372,321
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$393,866	$372,321
Net cash used in investing activities			(952,824)	(371,878)
Net cash provided by (used in) financing activities			618,692	20,271

(1)	Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2016		2015	2016		2015
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$199,349		$211,674	$391,287		$397,252
Less:
Distributions from equity investees	24,491		25,902	49,130		47,572
Non-cash equity-based compensation expense	1,246		1,163	2,549		2,275
Interest expense, net (non-cash settled) (1)	(15,461)		4,190	(10,924)		5,610
Income tax (benefit) expense	326		12,246	6,959		24,516
Depreciation and amortization (2)	66,650		67,904	131,089		136,231
Impairments	2,403		1,620	8,921		274,244
Above-market component of swap extensions with Anadarko (3)	9,552		—	16,365		—
Other expense (2)	56		—	56		—
Add:
Gain (loss) on divestiture and other, net	(1,907)		—	(2,539)		(6)
Equity income, net – affiliates	19,693		18,941	36,507		37,161
Cash paid for maintenance capital expenditures (2)	21,085		11,992	39,982		26,105
Capitalized interest	1,482		2,693	3,331		5,787
Cash paid for (reimbursement of) income taxes	—		—	67		(138)
Series A Preferred unit distributions	14,082		—	15,969		—
Other income (2)	—		68	122		137
Net income (loss) attributable to Western Gas Partners, LP	$164,521		$132,343	$280,581		$(24,150)
Distributions declared (4)
Limited partners of WES – common units	$108,458			$214,951
General partner of WES	54,369			106,781
Total	$162,827			$321,732
Coverage ratio	1.22	x		1.22	x

(1)
Includes accretion revisions related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects WES cash distributions of $0.830 and $1.645 per unit declared for the three and six months ended June 30, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of June 30, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has filed an insurance claim for the incident at the DBM complex and is currently in the adjusting process with insurers. Recoveries from the business interruption claim related to the DBM outage are recognized as income when non-refundable cash proceeds are received from insurers. As of June 30, 2016, WES had received $5.5 million in cash proceeds from insurers related to the incident at the DBM complex, including $2.6 million in proceeds from business interruption insurance claims and $2.9 million in proceeds from property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Through the date of this filing, WES had received an additional $29.1 million in cash proceeds to be recorded in the third quarter of 2016, consisting of $13.7 million in proceeds from business interruption insurance claims and $15.4 million in proceeds from property insurance claims.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. On July 20, 2016, the Board of Directors of WES GP declared a cash distribution to WES unitholders of $0.830 per unit, or $162.8 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units and Series A Preferred units. The cash distribution is payable on August 12, 2016, to WES unitholders of record at the close of business on August 1, 2016. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $9.9 million for the second quarter of 2016. In connection with the closing of the Springfield acquisition in March 2016, WES issued the March 2016 Series A units, and in April 2016, WES issued the April 2016 Series A units pursuant to the full exercise of the option granted in connection with the March 2016 Series A units issuance. These WES Series A Preferred units will receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. For the quarter ended June 30, 2016, the WES Series A Preferred unitholders will receive an aggregate cash distribution of $14.1 million comprised of (i) a per unit distribution prorated for the 77-day period the April 2016 Series A units were outstanding during the second quarter of 2016 and (ii) a full quarterly per unit distribution on the March 2016 Series A units. For the quarter ended March 31, 2016, the holders of the March 2016 Series A units received an aggregate cash distribution of $1.9 million, based on the per unit distribution prorated for the 18-day period the March 2016 Series A units were outstanding during the first quarter of 2016.
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

Working capital. As of June 30, 2016, WES had $143.7 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital includes the estimated property insurance receivable related to the DBM outage. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of June 30, 2016, WES had $655.1 million available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF and $222.0 million available for borrowing under the WGP RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2016	2015
Acquisitions	$715,199	$12,570

Expansion capital expenditures	$212,081	$335,486
Maintenance capital expenditures	39,988	26,312
Total capital expenditures (1) (2)	$252,069	$361,798

Capital incurred (2) (3)	$261,342	$309,621

(1)
Maintenance capital expenditures for the six months ended June 30, 2016 and 2015, are presented net of $3.9 million and zero, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the six months ended June 30, 2015, included $23.6 million of pre-acquisition capital expenditures for the Springfield system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the six months ended June 30, 2016 and 2015, included $3.3 million and $5.8 million, respectively, of capitalized interest.

(3)	Capital incurred for the six months ended June 30, 2015, included $22.2 million of pre-acquisition capital incurred for the Springfield system.

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

Capital expenditures, excluding acquisitions, decreased by $109.7 million for the six months ended June 30, 2016. Expansion capital expenditures decreased by $123.4 million (including a $2.5 million decrease in capitalized interest) for the six months ended June 30, 2016, primarily due to a decrease of $153.0 million at the DJ Basin complex as a result of decreased activity in 2016. In addition, there were decreases of $22.5 million at the Non-Operated Marcellus Interest systems, $19.1 million at the Springfield system, $14.6 million at the Hilight system, and $7.0 million at the Anadarko-Operated Marcellus Interest systems. These decreases were partially offset by an increase of $92.7 million due to continued construction at the DBM complex and an increase of $13.6 million at the DBJV system. Maintenance capital expenditures increased by $13.7 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the DJ Basin complex and the Springfield system.
WES has updated its estimated total capital expenditures for the year ending December 31, 2016, (including its 75% share of Chipeta’s capital expenditures and equity investments, but excluding acquisitions) from an originally reported $450 million to $490 million, to a current range of $490 million to $530 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2016	2015
Net cash provided by (used in):
Operating activities	$393,866	$372,321
Investing activities	(952,824)	(371,878)
Financing activities	618,692	20,271
Net increase in cash and cash equivalents	$59,734	$20,714

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2016 and 2015, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$252.1 million of capital expenditures, net of $3.9 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$2.7 million of cash paid for equipment purchases from Anadarko;

•	$10.6 million of distributions from equity investments in excess of cumulative earnings; and

•	$2.9 million of proceeds from property insurance claims attributable to the DBM outage.

Net cash used in investing activities for the six months ended June 30, 2015, included the following:

•
$361.8 million of capital expenditures primarily related to the construction of Train IV at the DBM complex, continued construction of Lancaster Train II (within the DJ Basin complex) and expansion at the DBJV system;

•	$9.1 million of cash paid for equipment purchases from Anadarko;

•	$6.8 million of cash contributed to equity investments, primarily related to the expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition; and

•	$8.5 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016, included the following:

•	$440.0 million of net proceeds from the March 2016 Series A units issuance, all of which was used to fund a portion of the acquisition of Springfield;

•	$530.0 million of borrowings under the WES RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•	$246.9 million of net proceeds from the April 2016 Series A units issuance, all of which was used to pay down amounts borrowed under the WES RCF in connection with the Springfield acquisition;

•	$25.0 million of net proceeds from the sale of WES common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•
$16.4 million of capital contribution from Anadarko related to the above-market component of swap extensions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q);

•	$313.4 million of distributions paid to WES unitholders;

•	$27.5 million of net contributions from Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$7.5 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the six months ended June 30, 2015, included the following:

•
$489.7 million of net proceeds from the 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$280.0 million of borrowings under the WES RCF, which were used for general partnership purposes, including funding capital expenditures;

•
$57.4 million of net proceeds from sales of WES common units under its $500.0 million COP (as discussed in Securities within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures;

•	$17.4 million of net contributions from Anadarko representing pre-acquisition intercompany transactions attributable to Springfield and DBJV;

•	$259.2 million of distributions paid to WES unitholders; and

•	$7.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At June 30, 2016, WES’s debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $400.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, and $540.0 million of borrowings outstanding under the WES RCF. As of June 30, 2016, the carrying value of WES’s outstanding debt was $2.9 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Senior Notes. At June 30, 2016, WES was in compliance with all covenants under the indentures governing its outstanding notes.
In July 2016, WES issued the 2026 Notes which were offered at a price to the public of 99.796% of the face amount. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the WES RCF.

WES RCF. As of June 30, 2016, WES had $540.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $655.1 million available for borrowing under the WES RCF, which matures in February 2019. At June 30, 2016, the interest rate on the WES RCF was 1.77%, the facility fee rate was 0.20% and WES was in compliance with all covenants under the WES RCF.
In April 2016, WES repaid $250.0 million of outstanding borrowings under the WES RCF, $246.9 million of which was funded with the proceeds from the issuance of the April 2016 Series A units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Additionally, in July 2016, WES repaid $540.0 million of outstanding borrowings under the WES RCF, primarily with the proceeds from the issuance of the 2026 Notes.

Interest rate agreements. In June 2016, WES entered into a U.S. Treasury rate lock agreement to mitigate the risk of rising interest rates on existing variable-rate debt expected to be refinanced during the third quarter of 2016. The rate lock agreement was not designated as a cash flow hedge and was settled in June 2016 upon the offering of the WES 2026 Notes that closed in July 2016. WES realized a loss of $0.2 million at settlement, which is included in Other income (expense), net in the consolidated statements of operations.

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of June 30, 2016, WES recognized a $241.1 million decrease in the estimated future payment obligation, resulting in a net present value of this obligation of $29.2 million calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in WES’s estimate of 2018 and 2019 Net Earnings and an increase in WES’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020. The accretion revision, which was recorded as a reduction to Interest expense, was $15.5 million and $10.9 million for the three and six months ended June 30, 2016, respectively. Accretion expense was $4.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC. WES may issue common units under its $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of WES’s offerings. As of June 30, 2016, WES had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed by WES under its $500.0 million COP.
In March 2016, in connection with the issuance of the March 2016 Series A units, WES entered into a Registration Rights Agreement with the Series A Preferred unit purchasers, pursuant to which WES agreed to use its commercially reasonable efforts to file and maintain a registration statement with respect to the resale of WES common units that are issuable upon conversion of the WES Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the WES Series A Preferred units.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of June 30, 2016, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the six months ended June 30, 2016, were low compared to historic rates. In December 2015, while raising the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, the Federal Open Market Committee signaled that further increases are likely over the medium term. Any such increases in the federal funds rate will ultimately result in an increase in our and WES’s financing costs. As of June 30, 2016, WGP had no outstanding borrowings under the WGP WCF, $28.0 million of borrowings under the WGP RCF and WES had $540.0 million of outstanding borrowings under the WES RCF. The WGP WCF, WGP RCF and WES RCF all bear interest at a rate based on LIBOR or, in the case of the WGP RCF and WES RCF, an alternative base rate at WGP’s or WES’s option, respectively. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF, WGP WCF and WGP RCF at June 30, 2016.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF, WGP RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management has concluded that WGP’s disclosure controls and procedures are effective as of June 30, 2016.

Remediation Plan. As disclosed in Management’s Assessment of Internal Control over Financial Reporting under Part II, Item 8 of WGP’s Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016, as of December 31, 2015, Management determined that a material weakness (as defined in the regulations of the SEC) existed in WGP’s internal control over financial reporting. Beginning in the first quarter of 2016, WGP, subject to senior management review, began remediating this material weakness by, among other things, implementing a training program for the personnel involved in the impairment determination processes and controls to ensure business understanding and the proper application of GAAP and WGP’s accounting policies related to the impairment of long-lived assets. During the second quarter of 2016, WGP completed these remediation activities by testing the operating effectiveness of the aforementioned efforts and found them to be effective. As a result, Management has concluded that the material weakness had been remediated as of June 30, 2016. As WGP continues to evaluate and work to improve its internal control over financial reporting, Management may execute additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of WGP’s internal controls.

Changes in Internal Control Over Financial Reporting. Except as noted under the caption Remediation Plan within this Item 4, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

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

New pipeline safety legislation could result in more stringent requirements on WES’s gas pipelines and gathering lines, which could trigger significant capital costs and costs of operation.

On June 22, 2016, President Obama signed new pipeline safety legislation, the “Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016” (the “PIPES Act”), just recently passed by Congress. Extending the federal Pipeline and Hazardous Materials Safety Administration’s (“PHMSA”) statutory mandate through 2019, the PIPES Act establishes or continues the development of requirements affecting pipeline safety including, but not limited to, the following: (i) providing PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing; (ii) obligating PHMSA to develop safety standards for natural gas storage facilities by June 22, 2018; and (iii) requiring PHMSA to complete certain of the outstanding mandates under existing legislation and to report to Congress on the status of overdue rulemakings. The development and/or implementation of more stringent requirements pursuant to the PIPES Act could cause WES to incur increased capital costs and costs of operation as necessary to comply with such standards, which costs could be significant.

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

4.8	Form of 2.600% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).
4.9
Sixth Supplemental Indenture, dated as of March 20, 2014, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

4.10	Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

Exhibit Number	Description
4.11
Seventh Supplemental Indenture, dated as of June 4, 2015, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.12	Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

July 27, 2016

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

July 27, 2016

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)