Form 10-Q
period 2016-09-30
Western Gas Equity Partners, LP
filed 2016-11-02
CIK 1423902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

There were 218,922,303 common units outstanding as of October 31, 2016.

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
LIBOR: London Interbank Offered Rate.
March 2016 Series A units: The 14,030,611 Series A Preferred units WES issued in March 2016 in connection with the acquisition of Springfield.
MBbls/d: One thousand barrels per day.
MGR assets: The Red Desert complex and the Granger straddle plant.
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
2026 Notes: WES’s 4.650% Senior Notes due 2026.
2044 Notes: WES’s 5.450% Senior Notes due 2044.
$500.0 million COP: WES’s COP contemplated by the registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units.

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2016	2015 (1)	2016	2015 (1)
Revenues and other – affiliates
Gathering, processing and transportation	$189,465	$188,947	$563,916	$576,631
Natural gas and natural gas liquids sales	135,847	105,032	336,385	345,385
Other	—	870	—	1,172
Total revenues and other – affiliates	325,312	294,849	900,301	923,188
Revenues and other – third parties
Gathering, processing and transportation	125,727	94,082	346,416	267,566
Natural gas and natural gas liquids sales	28,189	41,968	43,200	141,489
Other	2,417	1,616	3,533	3,271
Total revenues and other – third parties	156,333	137,666	393,149	412,326
Total revenues and other	481,645	432,515	1,293,450	1,335,514
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Operating expenses
Cost of product (2)	145,643	127,704	326,959	414,328
Operation and maintenance (2)	74,755	88,722	226,141	242,744
General and administrative (2)	12,112	10,884	36,514	32,983
Property and other taxes	10,670	9,054	33,113	27,946
Depreciation and amortization	67,246	67,367	199,646	204,896
Impairments	2,392	2,335	11,313	276,579
Total operating expenses	312,818	306,066	833,686	1,199,476
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims	13,667	—	16,270	—
Operating income (loss)	196,558	225,679	524,066	272,423
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(31,301)	(31,773)	(76,869)	(82,339)
Other income (expense), net	165	96	270	256
Income (loss) before income taxes	169,647	198,227	460,142	203,015
Income tax (benefit) expense	472	12,644	7,431	37,160
Net income (loss)	169,175	185,583	452,711	165,855
Net income (loss) attributable to noncontrolling interests	77,778	76,364	190,635	(14,643)
Net income (loss) attributable to Western Gas Equity Partners, LP	$91,397	$109,219	$262,076	$180,498
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$91,397	$109,219	$262,076	$180,498
Pre-acquisition net (income) loss allocated to Anadarko	—	(19,848)	(11,326)	(63,606)
Limited partners’ interest in net income (loss) (4)	91,397	89,371	250,750	116,892
Net income (loss) per common unit – basic and diluted	$0.42	$0.41	$1.15	$0.53
Weighted-average common units outstanding – basic and diluted	218,922	218,914	218,921	218,912

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $21.3 million and $68.0 million for the three and nine months ended September 30, 2016, respectively, and $35.7 million and $132.6 million for the three and nine months ended September 30, 2015, respectively. Operation and maintenance includes charges from Anadarko of $15.1 million and $50.7 million for the three and nine months ended September 30, 2016, respectively, and $19.4 million and $56.1 million for the three and nine months ended September 30, 2015, respectively. General and administrative includes charges from Anadarko of $9.7 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, and $8.7 million and $25.3 million for the three and nine months ended September 30, 2015, respectively. See Note 5.

(3)
Includes affiliate (as defined in Note 1) amounts of $1.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively, and $(4.3) million and $(9.9) million for the three and nine months ended September 30, 2015, respectively. See Note 2 and Note 9.

(4)	Represents net income (loss) earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2016	December 31, 2015 (1)
ASSETS
Current assets
Cash and cash equivalents	$146,348	$99,694
Accounts receivable, net (2)	214,058	193,113
Other current assets	9,344	8,557
Total current assets	369,750	301,364
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	6,912,906	6,556,778
Less accumulated depreciation	1,882,012	1,697,999
Net property, plant and equipment	5,030,894	4,858,779
Goodwill	419,186	419,186
Other intangible assets	810,805	832,127
Equity investments	599,286	618,887
Other assets	14,778	13,001
Total assets	$7,504,699	$7,303,344
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$101,101	$98,661
Accrued ad valorem taxes	31,120	17,808
Accrued liabilities	122,364	119,096
Total current liabilities	254,585	235,565
Long-term debt	2,935,395	2,690,651
Deferred income taxes	6,360	139,704
Asset retirement obligations and other	139,604	128,652
Deferred purchase price obligation – Anadarko (3)	16,425	188,674
Total long-term liabilities	3,097,784	3,147,681
Total liabilities	3,352,369	3,383,246
Equity and partners’ capital
Common units (218,922,303 and 218,919,380 units issued and outstanding at September 30, 2016, and December 31, 2015, respectively)	1,071,185	1,060,842
Net investment by Anadarko	—	430,598
Total partners’ capital	1,071,185	1,491,440
Noncontrolling interests	3,081,145	2,428,658
Total equity and partners’ capital	4,152,330	3,920,098
Total liabilities, equity and partners’ capital	$7,504,699	$7,303,344

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $91.5 million and $42.5 million as of September 30, 2016, and December 31, 2015, respectively. Accounts receivable, net as of September 30, 2016, and December 31, 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2015 (1)	$430,598	$1,060,842	$2,428,658	$3,920,098
Net income (loss)	11,326	250,750	190,635	452,711
Above-market component of swap extensions with Anadarko (2)	—	34,782	—	34,782
WES equity transactions, net (3)	—	2,451	(2,451)	—
WES issuance of Series A Preferred units, net of offering expenses	—	—	686,937	686,937
Distributions to Chipeta noncontrolling interest owner	—	—	(11,257)	(11,257)
Distributions to noncontrolling interest owners of WES	—	—	(211,877)	(211,877)
Distributions to WGP unitholders	—	(276,114)	—	(276,114)
Acquisitions from affiliates	(547,989)	(164,511)	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (4)	—	160,152	—	160,152
Contributions of equity-based compensation to WES by Anadarko	—	3,026	—	3,026
Net pre-acquisition contributions from (distributions to) Anadarko	(29,335)	—	—	(29,335)
Net distributions to Anadarko of other assets	—	(581)	—	(581)
Elimination of net deferred tax liabilities	135,400	—	—	135,400
Other	—	388	500	888
Balance at September 30, 2016	$—	$1,071,185	$3,081,145	$4,152,330

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

(3)
Includes the impact of WES’s (as defined in Note 1) equity offerings as described in Note 4. The $2.5 million increase to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $264.5 million for the nine months ended September 30, 2016.

(4)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2016	2015 (1)
Cash flows from operating activities
Net income (loss)	$452,711	$165,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,646	204,896
Impairments	11,313	276,579
Non-cash equity-based compensation expense	3,759	3,453
Deferred income taxes	2,321	9,996
Accretion and amortization of long-term obligations, net	(8,820)	12,296
Equity income, net – affiliates	(56,801)	(59,137)
Distributions from equity investment earnings – affiliates	59,671	60,645
(Gain) loss on divestiture and other, net	8,769	(77,248)
Lower of cost or market inventory adjustments	41	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(41,266)	(18,778)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	24,227	17,792
Change in other items, net	(871)	(1,053)
Net cash provided by operating activities	654,700	595,296
Cash flows from investing activities
Capital expenditures	(372,725)	(505,848)
Contributions in aid of construction costs from affiliates	4,927	—
Acquisitions from affiliates	(716,465)	(10,369)
Acquisitions from third parties	—	(3,514)
Investments in equity affiliates	139	(9,052)
Distributions from equity investments in excess of cumulative earnings – affiliates	16,592	12,409
Proceeds from the sale of assets to affiliates	623	700
Proceeds from the sale of assets to third parties	7,819	147,023
Proceeds from property insurance claims	18,398	—
Net cash used in investing activities	(1,040,692)	(368,651)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,120,580	769,606
Repayments of debt	(880,000)	(611,150)
Increase (decrease) in outstanding checks	(1,070)	(2,435)
Proceeds from the issuance of WES common units, net of offering expenses	—	57,353
Proceeds from the issuance of WES Series A Preferred units, net of offering expenses	686,937	—
Distributions to WGP unitholders (2)	(276,114)	(223,016)
Distributions to Chipeta noncontrolling interest owner	(11,257)	(10,150)
Distributions to noncontrolling interest owners of WES	(211,877)	(171,737)
Net contributions from (distributions to) Anadarko	(29,335)	(35,403)
Above-market component of swap extensions with Anadarko (2)	34,782	7,916
Net cash provided by (used in) financing activities	432,646	(219,016)
Net increase (decrease) in cash and cash equivalents	46,654	7,629
Cash and cash equivalents at beginning of period	99,694	67,213
Cash and cash equivalents at end of period	$146,348	$74,842
Supplemental disclosures
Acquisition of DBJV from Anadarko	$(172,249)	$174,276
Net distributions to (contributions from) Anadarko of other assets	581	4,250
Interest paid, net of capitalized interest	83,352	60,612
Taxes paid (reimbursements received)	67	(138)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 4 for a discussion of WGP’s holdings of WES equity. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” The “MGR assets” include the Red Desert complex and the Granger straddle plant.
WES is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2016, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. WES commenced operation of Train IV in May 2016 and Train V in October 2016, both of which are processing plants at the DBM complex. WES has also made progress payments toward the construction of another cryogenic unit at the DBM complex (“Train VI”). WES is evaluating when construction of Train VI will start and believes the earliest the plant may come online is the fourth quarter of 2017.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Variable interest entity. Based on recently adopted guidance noted below in Recently adopted accounting standards, WES is a variable interest entity (“VIE”) because the partners in WES with equity at risk lack the power, through voting or similar rights, to direct the activities that most significantly impact WES’s economic performance. A reporting entity that concludes it has a variable interest in a VIE must evaluate whether it has a controlling financial interest in the VIE, such that it is the VIE’s primary beneficiary and should consolidate. According to the aforementioned recently adopted guidance, WGP is the primary beneficiary of WES and therefore should consolidate because (i) WGP has the power to direct the activities of WES that most significantly affect its economic performance and (ii) WGP has the right to receive benefits or the obligation to absorb losses that could be potentially significant to WES. As noted above, WGP has no independent operations or material assets other than its partnership interests in WES. The assets of WES cannot be used by WGP for general partnership purposes. WES’s long-term debt is recourse to WES GP (wholly owned by WGP). In turn, WES GP is indemnified by wholly owned subsidiaries of Anadarko for any claims made against WES GP under the indentures governing WES’s outstanding notes or borrowings under WES’s senior unsecured revolving credit facility (“WES RCF”). WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income on its $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. As further discussed in Note 2, WGP purchased WES common units in connection with WES’s financing of an acquisition from Anadarko in March 2016.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method (see Note 7) by WGP through its partnership interests in WES as of September 30, 2016. Because WGP owns the entire interest in and controls WES GP, and WGP GP is owned and controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control. See Note 2.
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
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. As of September 30, 2016, and December 31, 2015, the consolidated balance sheets include receivables of $28.8 million and $49.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. As of September 30, 2016, WES had received $34.7 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million in proceeds from business interruption insurance claims and $18.4 million in proceeds from property insurance claims.

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU provides guidance for the presentation of historical earnings per unit for MLPs that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to an MLP, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. There was no impact to WGP’s consolidated financial statements upon adoption of this ASU on January 1, 2016.

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

New accounting standards issued but not yet adopted. ASU 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a modified retrospective approach, with early adoption permitted. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. WGP does not expect the adoption of this ASU to have a material impact on its consolidated statement of cash flows.
ASU 2016-02, Leases (Topic 842). This ASU requires the lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet and disclose key information about their leasing transactions. This ASU is effective for annual and interim periods beginning in 2019. WGP is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by WES during 2016 and 2015, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	WES Common Units Issued	WES Series A Preferred Units Issued
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

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
The following table presents the impact of the Springfield interest on Revenues and other and Net income (loss) as presented in WGP’s historical consolidated statements of operations:

	Three Months Ended September 30, 2015
thousands	WGP Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$385,101	$47,431	$(17)	$432,515
Net income (loss)	165,735	19,848	—	185,583

	Nine Months Ended September 30, 2015
thousands	WGP Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$1,190,082	$145,482	$(50)	$1,335,514
Net income (loss)	103,991	61,864	—	165,855

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the nine months ended September 30, 2016, WES recognized an aggregate $259.9 million decrease in the estimated future payment obligation, resulting in a net present value of $16.4 million for this obligation at September 30, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in WES’s estimate of 2018 and 2019 Net Earnings and an increase in WES’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation
Balance at March 2, 2015 – Acquisition date	$174,276	$282,807
Accretion expense (1)	14,398
Balance at December 31, 2015	188,674	282,807
Accretion expense (1)	4,537
Balance at March 31, 2016	193,211	282,807
Accretion revision (2)	(15,461)
Revision to Deferred purchase price obligation – Anadarko (3)	(148,600)
Balance at June 30, 2016	29,150	41,666
Accretion revision (2)	(1,173)
Revision to Deferred purchase price obligation – Anadarko (3)	(11,552)
Balance at September 30, 2016	$16,425	$22,920

(1)	Accretion expense was recorded as a charge to Interest expense on the consolidated statements of operations.

(2)
Interest expense on the consolidated statements of operations includes financing-related accretion revisions of $(1.2) million and $(12.1) million for the three and nine months ended September 30, 2016, respectively.

(3)	Recorded as revisions within Common units on the consolidated balance sheets and consolidated statement of equity and partners’ capital.

Assets held for sale - Hugoton system. During the third quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, satisfied criteria to be considered held for sale. The assets were remeasured to their current fair value using a market approach and Level 2 fair-value measurement, resulting in a loss of $6.2 million at September 30, 2016, recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. At September 30, 2016, the consolidated balance sheet included long-term assets of $65.6 million and long-term liabilities of $8.4 million associated with assets held for sale. The sale of these assets closed on October 31, 2016.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of WGP GP declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.34250	$74,977	May 2015
June 30	0.36375	79,630	August 2015
September 30	0.38125	83,461	November 2015
December 31	0.40375	88,389	February 2016
2016
March 31	$0.42375	$92,767	May 2016
June 30	0.43375	94,958	August 2016
September 30 (1)	0.44750	97,968	November 2016

(1)
The Board of Directors of WGP GP declared a cash distribution to WGP unitholders for the third quarter of 2016 of $0.44750 per unit, or $98.0 million in aggregate. The cash distribution is payable on November 22, 2016, to WGP unitholders of record at the close of business on October 31, 2016.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30 (1)	0.845	166,742	November 2016

(1)
The Board of Directors of WES GP declared a cash distribution to WES unitholders for the third quarter of 2016 of $0.845 per unit, or $166.7 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below) and WES Series A Preferred units (see WES Series A Preferred unit distributions below). The cash distribution is payable on November 10, 2016, to WES unitholders of record at the close of business on October 31, 2016.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to WES’s distributions of WES’s available cash until they are converted to WES common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. WES made distributions to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, of (i) 214,416 PIK Class C units in August 2016, for the quarterly distribution period ended June 30, 2016, (ii) 210,562 PIK Class C units in May 2016, for the quarterly distribution period ended March 31, 2016, and (iii) 323,584 PIK Class C units in February 2016, for the quarterly distribution period ended December 31, 2015.

WES Series A Preferred unit distributions. As further described in Note 4, WES issued Series A Preferred units representing limited partner interests in WES to private investors in March 2016 and April 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The holders of the WES Series A Preferred units are entitled to certain rights that are senior to the rights of holders of WES common and Class C units, such as rights to distributions and rights upon liquidation of WES. No payment or distribution on any junior equity security of WES, including WES common and Class C units, for any quarter is permitted prior to the payment in full of the WES Series A Preferred unit distribution (including any outstanding arrearages). For the quarter ended September 30, 2016, the WES Series A Preferred unitholders will receive an aggregate cash distribution of $14.9 million (to be paid in November 2016). For the quarter ended June 30, 2016, the WES Series A Preferred unitholders received an aggregate cash distribution of $14.1 million (paid in August 2016) comprised of a quarterly per unit distribution prorated for the 77-day period 7,892,220 WES Series A Preferred units were outstanding during the second quarter of 2016 and a full quarterly per unit distribution on 14,030,611 Series A Preferred units. For the quarter ended March 31, 2016, the WES Series A Preferred unitholders received an aggregate cash distribution of $1.9 million (paid in May 2016), based on the quarterly per unit distribution prorated for the 18-day period 14,030,611 WES Series A Preferred units were outstanding during the first quarter of 2016. See Note 4 for further discussion of the WES Series A Preferred units.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of September 30, 2016, Anadarko held 178,587,365 of WGP’s common units, representing an 81.6% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 40,334,938 WGP common units, representing an 18.4% limited partner interest in WGP.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three and nine months ended September 30, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming conversion of the WES Series A Preferred units into WES common units by the weighted-average number of WGP common units outstanding during the period. For the three and nine months ended September 30, 2016, the impact of Series A Preferred units assuming conversion to WES common units would be anti-dilutive. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of September 30, 2016, WGP held 50,132,046 WES common units, representing a 30.0% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s incentive distribution rights. As of September 30, 2016, (i) other subsidiaries of Anadarko held 2,011,380 WES common units and 12,160,424 Class C units, representing an aggregate 8.5% limited partner interest in WES, (ii) the public held 78,528,544 WES common units, representing a 46.9% limited partner interest in WES, and (iii) private investors held 21,922,831 WES Series A Preferred units, representing a 13.1% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WES equity offerings. Pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units (“$500.0 million COP”), during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. WES issued no common units under the $500.0 million COP during the nine months ended September 30, 2016.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES Class C units. In connection with the closing of the DBM acquisition in November 2014, WES issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to a Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into WES common units on a one-for-one basis on December 31, 2017, unless WES elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund WES’s acquisition of DBM, and the UPA contains an optional redemption feature that provides WES the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of WES or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of WES that owns a majority of the outstanding equity interests in DBM. As of September 30, 2016, no such proceeds had been received, and no WES Class C units had been redeemed.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES interests. The following table summarizes WES’s common, Class C, Series A Preferred and general partner units issued during the nine months ended September 30, 2016:

	WES Common Units	WES Class C Units	WES Series A Preferred Units	WES General Partner Units	Total
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	748,562	—	—	748,562
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
April 2016 Series A units	—	—	7,892,220	—	7,892,220
Long-Term Incentive Plan award vestings	5,403	—	—	—	5,403
Balance at September 30, 2016	130,671,970	12,160,424	21,922,831	2,583,068	167,338,293

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $308.1 million and $252.3 million at September 30, 2016, and December 31, 2015, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of WES’s outstanding commodity price swap agreements as of September 30, 2016:

per barrel except natural gas	2016
Ethane	$18.41	−	23.11
Propane	47.08	−	52.90
Isobutane	62.09	−	73.89
Normal butane	54.62	−	64.93
Natural gasoline	72.88	−	81.68
Condensate	76.47	−	81.68
Natural gas (per MMBtu)	4.87	−	5.96

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$719	$5,774	$12,962	$39,100
Natural gas liquids sales	15,939	33,746	56,489	116,475
Total	16,658	39,520	69,451	155,575
Losses on commodity price swap agreements related to purchases (2)	(9,248)	(23,998)	(45,032)	(99,897)
Net gains (losses) on commodity price swap agreements	$7,410	$15,522	$24,419	$55,678

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

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

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above tables, will be recognized in the consolidated statements of operations. WES will also record a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above tables. For the nine months ended September 30, 2016, the capital contribution from Anadarko was $34.8 million.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 37% and 38% for the three and nine months ended September 30, 2016, respectively, and 53% and 55% for the three and nine months ended September 30, 2015, respectively. WES’s processing throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 51% and 55% for the three and nine months ended September 30, 2016, respectively, and 47% and 51% for the three and nine months ended September 30, 2015, respectively. WES’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to crude/NGL production owned or controlled by Anadarko was 67% and 64% for the three and nine months ended September 30, 2016, respectively, and 100% for each of the three and nine months ended September 30, 2015. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

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

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period. Compensation expense under the WGP LTIP is recognized over the vesting period and was $57,000 and $0.2 million for the three and nine months ended September 30, 2016, respectively, and $56,000 and $0.2 million for the three and nine months ended September 30, 2015, respectively.

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (referred to collectively as the “Anadarko Incentive Plans”). Of this amount, $3.1 million is reflected as a contribution to partners’ capital in the consolidated statement of equity and partners’ capital for the nine months ended September 30, 2016.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Nine Months Ended September 30,
	2016	2015	2016	2015
thousands	Purchases		Sales
Cash consideration	$3,965	$10,369	$623	$700
Net carrying value	(3,366)	(5,785)	(605)	(366)
Partners’ capital adjustment	$599	$4,584	$18	$334

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Revenues and other (1)	$325,312	$294,849	$900,301	$923,188
Equity income, net – affiliates (1)	20,294	21,976	56,801	59,137
Cost of product (1)	21,254	35,656	67,979	132,613
Operation and maintenance (2)	15,052	19,394	50,688	56,065
General and administrative (3)	9,655	8,700	28,179	25,289
Operating expenses	45,961	63,750	146,846	213,967
Interest income (4)	4,225	4,225	12,675	12,675
Interest expense (5)	(1,173)	4,310	(12,097)	9,922
Distributions to WGP unitholders (6)	77,462	69,508	235,587	196,177
Distributions to WES unitholders (7)	1,670	568	3,915	1,648
Above-market component of swap extensions with Anadarko	18,417	7,916	34,782	7,916

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

(5)
For the three and nine months ended September 30, 2016, includes WES’s accretion revisions to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 9) and for the nine months ended September 30, 2015, includes interest expense recognized on the WGP WCF (see Note 9).

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2016	December 31, 2015
Land	n/a	$4,000	$3,744
Gathering systems	3 to 47 years	6,471,338	6,061,004
Pipelines and equipment	15 to 45 years	135,504	136,290
Assets under construction	n/a	272,169	329,887
Other	3 to 40 years	29,895	25,853
Total property, plant and equipment		6,912,906	6,556,778
Accumulated depreciation		1,882,012	1,697,999
Net property, plant and equipment		$5,030,894	$4,858,779

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
As of September 30, 2016, net property, plant and equipment includes impairments of $11.3 million, including an impairment of $6.1 million at WES’s Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during this period, WES recognized impairments of $5.2 million, primarily related to the abandonment of compressors at the MIGC system and cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems. See Note 2 for a discussion of WES’s assets held for sale as of September 30, 2016.

7.  EQUITY INVESTMENTS

The following table presents the activity of WES’s equity investments for the nine months ended September 30, 2016:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	(308)	10,474	1,413	18,245	529	12,239	14,209	56,801
Contributions	—	441	—	—	—	(580)	—	(139)
Distributions	(787)	(10,038)	(2,573)	(18,274)	(546)	(12,427)	(15,026)	(59,671)
Distributions in excess of cumulative earnings (1)	(3,354)	(3,393)	(1,541)	(3,963)	(266)	(3,720)	(355)	(16,592)
Balance at September 30, 2016	$12,673	$47,923	$48,212	$113,097	$16,000	$190,315	$171,066	$599,286

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

During the nine months ended September 30, 2016, an impairment loss was recognized by the managing partner of Fort Union. WES’s 14.81% share of the impairment loss was $3.0 million, which was recorded in Equity income, net – affiliates in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	September 30, 2016	December 31, 2015
Trade receivables, net	$184,239	$143,341
Other receivables, net	29,819	49,772
Total accounts receivable, net	$214,058	$193,113

A summary of other current assets is as follows:

thousands	September 30, 2016	December 31, 2015
Natural gas liquids inventory	$5,086	$2,403
Imbalance receivables	1,514	2,122
Prepaid insurance	2,744	2,998
Other	—	1,034
Total other current assets	$9,344	$8,557

A summary of accrued liabilities is as follows:

thousands	September 30, 2016	December 31, 2015
Accrued capital expenditures	$49,328	$61,454
Accrued plant purchases	31,849	16,425
Accrued interest expense	28,536	26,194
Short-term asset retirement obligations	2,182	3,677
Short-term remediation and reclamation obligations	1,136	1,136
Income taxes payable	488	770
Other	8,845	9,440
Total accrued liabilities	$122,364	$119,096

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At September 30, 2016, WGP’s debt consisted of borrowings on the WGP RCF, WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”) and borrowings on the WES RCF.
The following table presents WES and WGP’s outstanding debt as of September 30, 2016, and December 31, 2015:

	September 30, 2016			December 31, 2015
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP RCF	$28,000	$28,000	$28,000	$—	$—	$—
2021 Notes	500,000	494,474	545,314	500,000	493,711	513,645
2022 Notes	670,000	668,583	688,425	670,000	668,432	595,744
2018 Notes	350,000	349,066	350,659	350,000	348,706	339,293
2044 Notes	400,000	389,822	405,499	400,000	389,707	321,499
2025 Notes	500,000	490,749	496,563	500,000	490,095	422,285
2026 Notes	500,000	494,701	521,249	—	—	—
WES RCF	20,000	20,000	20,000	300,000	300,000	300,000
Total long-term debt	$2,968,000	$2,935,395	$3,055,709	$2,720,000	$2,690,651	$2,492,466

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the nine months ended September 30, 2016:

thousands	Carrying Value
Balance at December 31, 2015	$2,690,651
WES RCF borrowings	600,000
Issuance of 2026 Notes	500,000
Repayments of WES RCF borrowings	(880,000)
WGP RCF borrowings	28,000
Other	(3,256)
Balance at September 30, 2016	$2,935,395

WGP RCF. In March 2016, WGP entered into a $250.0 million WGP RCF which matures in March 2019. The WGP RCF may be used to buy WES common units and for general partnership purposes. The WGP RCF contains an accordion feature whereby WGP can increase the commitments under the WGP RCF up to an aggregate of $500.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The WGP RCF contains certain customary affirmative and negative covenants, including the maintenance of a consolidated leverage ratio of not more than 3.50 to 1.00 and limitations on the ability of WGP and WES GP to, among other things, (i) materially alter the character of their business on a consolidated basis from the midstream energy business, (ii) create, assume or suffer to exist liens on their assets, (iii) enter into transactions with affiliates, (iv) make distributions upon the occurrence of certain events of default, (v) create, incur or assume indebtedness, (vi) make dispositions of their assets, (vii) enter into sale and leasebacks and (viii) consolidate with or merge into any other entity or convey, transfer or lease their properties and assets substantially as an entirety to any person or entity.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

WGP borrowed $28.0 million under the WGP RCF to fund the purchase of 835,841 WES common units (see Note 2) and to pay fees and expenses associated with entering into the WGP RCF. Pursuant to a collateral agreement with the WGP RCF lenders, WGP’s obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all present and after acquired equity interests owned by WGP in WES GP and WES. Borrowings under the WGP RCF bear interest, at WGP’s option, at either (a) a base rate equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio or (b) LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% based upon WGP’s consolidated leverage ratio. The unused portion of the WGP RCF is subject to a quarterly commitment fee ranging from 0.30% to 0.50% per annum on the daily unused amount of the WGP RCF based upon WGP’s consolidated leverage ratio. At September 30, 2016, the interest rate and commitment fee rate on the WGP RCF was 2.53% and 0.30%, respectively.
As of September 30, 2016, WGP had $28.0 million of outstanding borrowings ($222.0 million available borrowing capacity) and was in compliance with all covenants under the WGP RCF.

WGP WCF. The interest rate on the WGP WCF, which matures in November 2017, was 2.03% and 1.69% at September 30, 2016 and 2015, respectively.
As of September 30, 2016, WGP had no outstanding borrowings and $30.0 million available for borrowing under the WGP WCF. At September 30, 2016, WGP was in compliance with all covenants under the WGP WCF.

WES Senior Notes. At September 30, 2016, WES was in compliance with all covenants under the indentures governing its outstanding notes.
The 2026 Notes issued in July 2016 were offered at a price to the public of 99.796% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2026 Notes is 4.787%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the WES RCF.
In October 2016, WES issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the WES RCF. The remaining proceeds will be used for general partnership purposes, including capital expenditures.

WES RCF. The interest rate on the WES RCF, which matures in February 2019, was 1.82% and 1.49% at September 30, 2016 and 2015, respectively. The facility fee rate was 0.20% at September 30, 2016 and 2015.
As of September 30, 2016, WES had $20.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $1.18 billion available for borrowing under the WES RCF. At September 30, 2016, WES was in compliance with all covenants under the WES RCF.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Third parties
Long-term debt	$31,795	$26,972	$88,123	$75,047
Amortization of debt issuance costs and commitment fees	2,022	1,530	5,517	4,196
Capitalized interest	(1,343)	(1,039)	(4,674)	(6,826)
Total interest expense – third parties	32,474	27,463	88,966	72,417
Affiliates
WGP WCF	—	—	—	2
Deferred purchase price obligation – Anadarko (1)	(1,173)	4,310	(12,097)	9,920
Total interest expense – affiliates	(1,173)	4,310	(12,097)	9,922
Interest expense	$31,301	$31,773	$76,869	$82,339

(1)	See Note 2 for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of September 30, 2016, WES had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $39.8 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Train V, the purchase of long-lead items associated with Train VI at the DBM complex and expansion projects at the DBJV system and the DBM complex.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $8.9 million and $26.2 million for the three and nine months ended September 30, 2016, respectively, and $8.7 million and $25.3 million for the three and nine months ended September 30, 2015, respectively.

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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2016, WES’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the nine months ended September 30, 2016, included the following:

•
We raised our distribution to $0.44750 per unit for the third quarter of 2016, representing a 3% increase over the distribution for the second quarter of 2016 and a 17% increase over the distribution for the third quarter of 2015.

•	WES completed the acquisition of Springfield from Anadarko for cash and WES common unit consideration totaling $750.0 million. See Acquisitions and Divestitures below.

•	In May 2016, WES commenced operation of Train IV, a 200 MMcf/d processing plant at the DBM complex.

•
WES completed the offering of $500.0 million aggregate principal amount of 2026 Notes in July 2016. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•
WES raised its distribution to $0.845 per unit for the third quarter of 2016, representing a 2% increase over the distribution for the second quarter of 2016 and a 9% increase over the distribution for the third quarter of 2015.

•
Throughput attributable to WES for natural gas assets totaled 4,070 MMcf/d and 3,908 MMcf/d for the three and nine months ended September 30, 2016, respectively, representing no change and an 8% decrease, respectively, compared to the same periods in 2015.

•	Throughput for crude/NGL assets totaled 185 MBbls/d for both the three and nine months ended September 30, 2016, representing a 3% and 1% decrease, respectively, compared to the same periods in 2015.

•
WES’s operating income (loss) was $197.3 million and $527.1 million for the three and nine months ended September 30, 2016, respectively, representing a 13% decrease and 92% increase, respectively, compared to the same periods in 2015.

•
Adjusted gross margin attributable to WES for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.82 per Mcf for both the three and nine months ended September 30, 2016, representing an 11% and 12% increase, respectively, compared to the same periods in 2015.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.20 per Bbl and $2.10 per Bbl for the three and nine months ended September 30, 2016, respectively, representing a 15% and 8% increase, respectively, compared to the same periods in 2015.

Significant Item Affecting Comparability. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact will be referred to as the “DBM outage.” See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents the acquisitions completed by WES during 2016 and 2015, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	WES Common Units Issued	WES Series A Preferred Units Issued
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

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

Assets held for sale - Hugoton system. During the third quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, satisfied criteria to be considered held for sale. The assets were remeasured to their current fair value using a market approach and Level 2 fair-value measurement, resulting in a loss of $6.2 million at September 30, 2016, recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. At September 30, 2016, the consolidated balance sheet included long-term assets of $65.6 million and long-term liabilities of $8.4 million associated with assets held for sale. The sale of these assets closed on October 31, 2016.

Presentation of WES assets. The term “WES assets” refers to the assets indirectly owned and interests accounted for under the equity method by us through our partnership interests in WES as of September 30, 2016. See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Because Anadarko controls WES through its ownership and control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000, 7.50% TEUs, including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consists of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note due June 7, 2018. WGP did not receive any proceeds from, or incur any expense in, the public offering. See Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of Anadarko’s Form 10-Q for the three and nine months ended September 30, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the TEUs.

WES equity offerings. Pursuant to WES’s $500.0 million COP, during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses), which were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. WES issued no common units under the $500.0 million COP during the nine months ended September 30, 2016.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
General and administrative expenses	$64	$64	$192	$192
Public company expenses	408	428	2,062	1,572
Total reimbursement	$472	$492	$2,254	$1,764

Noncontrolling interests. The interest in Chipeta held by a third-party member is already reflected as a noncontrolling interest in WES’s consolidated financial statements. In addition, the limited partner interests in WES held by other subsidiaries of Anadarko, private investors and the public are reflected as noncontrolling interests in the consolidated financial statements (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).
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
At September 30, 2016, the interest rate and commitment fee rate on the WGP RCF was 2.53% and 0.30%, respectively. As of September 30, 2016, we had $28.0 million of outstanding borrowings ($222.0 million available borrowing capacity) and were in compliance with all covenants under the WGP RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

WGP WCF. On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility is available exclusively to fund our working capital borrowings. Borrowings under the facility will mature on November 1, 2017, and bear interest at LIBOR plus 1.50%. The interest rate was 2.03% at September 30, 2016.
We are required to reduce all borrowings under the WGP WCF to zero for a period of at least 15 consecutive days during the twelve month period commencing on November 1 of each year. As of September 30, 2016, we had no outstanding borrowings under the WGP WCF and $30.0 million available for borrowing. At September 30, 2016, we were in compliance with all covenants under the WGP WCF.

Reconciliation of net income (loss) attributable to Western Gas Partners, LP to net income (loss) attributable to Western Gas Equity Partners, LP. The differences between net income (loss) attributable to Western Gas Partners, LP and net income (loss) attributable to Western Gas Equity Partners, LP are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Net income (loss) attributable to WES	$167,746	$184,137	$448,327	$159,987
Limited partner interests in WES not held by WGP (1)	(75,098)	(74,176)	(182,128)	22,873
General and administrative expenses (2)	(730)	(741)	(2,972)	(2,351)
Other income (expense), net	12	11	46	29
Property and other taxes	—	(12)	(15)	(38)
Interest expense	(533)	—	(1,182)	(2)
Net income (loss) attributable to WGP	$91,397	$109,219	$262,076	$180,498

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of September 30, 2016 and 2015, the public held common units representing a 46.9% and 55.2% limited partner interest in WES, respectively. Private investors held WES Series A Preferred units representing an additional 13.1% limited partner interest in WES as of September 30, 2016. Other subsidiaries of Anadarko separately held an 8.5% and 8.4% limited partner interest in WES as of September 30, 2016 and 2015, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Nine Months Ended September 30,
thousands	2016	2015
WES net cash provided by operating activities	$657,738	$596,893
General and administrative expenses (1)	(2,972)	(2,351)
Non-cash equity-based compensation expense	189	196
Changes in working capital	540	569
Other income (expense), net	46	29
Property and other taxes	(15)	(38)
Interest expense	(1,182)	(2)
Debt related amortization and other items, net	356	—
WGP net cash provided by operating activities	$654,700	$595,296

WES net cash provided by (used in) financing activities	$429,368	$(222,096)
Proceeds from issuance of WES common units, net of offering expenses (2)	(25,000)	—
Distributions to WGP unitholders (3)	(276,114)	(223,016)
Distributions to WGP from WES (4)	278,412	227,246
WGP RCF borrowings, net of issuance costs	25,980	—
WGP WCF repayments	—	(1,150)
WGP net cash provided by (used in) financing activities	$432,646	$(219,016)

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Total revenues and other (1)	$481,645	$432,515	$1,293,450	$1,335,514
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Total operating expenses (1)	312,088	305,313	830,699	1,197,087
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims (2)	13,667	—	16,270	—
Operating income (loss)	197,288	226,432	527,053	274,812
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(30,768)	(31,773)	(75,687)	(82,337)
Other income (expense), net	153	85	224	227
Income (loss) before income taxes	170,898	198,969	464,265	205,377
Income tax (benefit) expense	472	12,644	7,431	37,160
Net income (loss)	170,426	186,325	456,834	168,217
Net income attributable to noncontrolling interest	2,680	2,188	8,507	8,230
Net income (loss) attributable to Western Gas Partners, LP (3)	$167,746	$184,137	$448,327	$159,987
Key performance metrics (4)
Adjusted gross margin attributable to Western Gas Partners, LP	$343,981	$311,148	$984,459	$940,595
Adjusted EBITDA attributable to Western Gas Partners, LP	278,170	220,696	759,834	686,206
Distributable cash flow	237,315	189,631	628,602	586,883

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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2016” refer to the comparison of the three months ended September 30, 2016, to the three months ended September 30, 2015; any increases or decreases “for the nine months ended September 30, 2016” refer to the comparison of the nine months ended September 30, 2016, to the nine months ended September 30, 2015; and any increases or decreases “for the three and nine months ended September 30, 2016” refer to the comparison of these 2016 periods to the corresponding three and nine month periods ended September 30, 2015.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,562	1,704	(8)%	1,556	1,862	(16)%
Processing	2,448	2,327	5%	2,301	2,351	(2)%
Equity investment (1)	179	177	1%	178	171	4%
Total throughput for natural gas assets	4,189	4,208	—%	4,035	4,384	(8)%
Throughput attributable to noncontrolling interest for natural gas assets	119	126	(6)%	127	149	(15)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	4,070	4,082	—%	3,908	4,235	(8)%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	58	66	(12)%	59	72	(18)%
Equity investment (2)	127	125	2%	126	114	11%
Total throughput for crude/NGL assets	185	191	(3)%	185	186	(1)%

(1)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(2)	Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, and 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 142 MMcf/d for the three months ended September 30, 2016, primarily due to decreased throughput at the Bison facility due to volumes being diverted to a third-party treater, the sale of the Dew and Pinnacle systems in July 2015, and production declines in the area around the Springfield gas gathering system. These decreases were partially offset by higher throughput at the DBJV system due to increased production in West Texas and increased throughput at the Anadarko-Operated and Non-Operated Marcellus Interest systems due to previously modulated volumes being brought online.
Gathering, treating and transportation throughput decreased by 306 MMcf/d for the nine months ended September 30, 2016, primarily due to the sale of the Dew and Pinnacle systems in July 2015 and decreased throughput at the Bison facility due to volumes being diverted to a third-party treater.
Processing throughput increased by 121 MMcf/d for the three months ended September 30, 2016, primarily due to increased production in the areas around the DJ Basin complex and the May 2016 start-up of Train IV at the DBM complex. These increases were partially offset by decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin and production declines in the areas around the MGR assets and Granger complex. Processing throughput decreased by 50 MMcf/d for the nine months ended September 30, 2016, primarily due to the decreases noted above for the three months ended September 30, 2016, as well as to decreases attributable to the DBM outage.
Equity investment throughput increased by 7 MMcf/d for the nine months ended September 30, 2016, primarily due to volumes being diverted from the third-party Bison pipeline to the Fort Union system, which was partially offset by a decrease in volumes at the Rendezvous system due to production declines in the Jonah and Pinedale Anticline fields.

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 8 MBbls/d and 13 MBbls/d for the three and nine months ended September 30, 2016, respectively, primarily due to decreased throughput at the Springfield oil gathering system. Equity investment throughput increased by 12 MBbls/d for the nine months ended September 30, 2016, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.

Gathering, Processing and Transportation Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Gathering, processing and transportation revenues	$315,192	$283,029	11%	$910,332	$844,197	8%

Revenues from gathering, processing and transportation increased by $32.2 million and $66.1 million for the three and nine months ended September 30, 2016, respectively, primarily due to increases of $26.1 million and $93.9 million, respectively, at the DJ Basin complex resulting from increased throughput and a higher processing fee. In addition, for the three months ended September 30, 2016, there was an increase of $10.0 million at the DBM complex due to increased throughput and a higher processing fee. These increases were partially offset by decreases during the three and nine months ended September 30, 2016, of (i) $2.5 million and $17.6 million, respectively, due to the sale of the Dew and Pinnacle systems in July 2015 and (ii) $5.6 million and $15.8 million, respectively, at the Springfield system due to decreased throughput.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Natural gas sales (1)	$72,658	$59,628	22%	$155,251	$193,282	(20)%
Natural gas liquids sales (1)	91,378	87,372	5%	224,334	293,592	(24)%
Total	$164,036	$147,000	12%	$379,585	$486,874	(22)%
Average price per unit (1):
Natural gas (per Mcf)	$2.70	$3.26	(17)%	$2.41	$3.51	(31)%
Natural gas liquids (per Bbl)	19.10	18.68	2%	19.45	22.37	(13)%

(1)
Excludes amounts considered above market, with respect to WES’s swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three and nine months ended September 30, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase in natural gas sales of $13.0 million for the three months ended September 30, 2016, was primarily due to an increase of $12.9 million at the DBM complex due to an increase in volumes sold.
The decline in natural gas sales of $38.0 million for the nine months ended September 30, 2016, was primarily due to decreases of (i) $13.5 million due to the DBM outage, (ii) $10.2 million at the Hilight system due to a decrease in average price and volumes sold, (iii) $9.2 million at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, partially offset by an increase in volumes sold and (iv) $3.4 million at the MGR assets due to a decrease in volumes sold.

The increase in NGLs sales of $4.0 million for the three months ended September 30, 2016, was primarily due to an increase of $12.9 million at the DBM complex due to an increase in average price and volumes sold. This increase was partially offset by decreases of (i) $7.6 million at the MGR assets due to a decrease in volumes sold and (ii) $1.9 million at the DJ Basin complex due to a decrease in the market prices associated with WES’s above-market swap extensions, which was partially offset by an increase in volumes sold.
The decline in NGLs sales of $69.3 million for the nine months ended September 30, 2016, was primarily due to decreases of (i) $28.6 million at the MGR assets due to a decrease in volumes sold, (ii) $20.6 million due to the DBM outage, (iii) $6.4 million at the Hilight system due to a decrease in volumes sold and average price and (iv) $7.1 million and $4.2 million at the DJ Basin complex and Hugoton system, respectively, due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015 for the DJ Basin complex and October 1, 2015 for the Hugoton system, which was partially offset by an increase in volumes sold at the DJ Basin complex.

Equity Income, Net – Affiliates

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Equity income, net – affiliates	$20,294	$21,976	(8)%	$56,801	$59,137	(4)%

For the three months ended September 30, 2016, equity income, net – affiliates decreased by $1.7 million, primarily due to a decrease in equity income at the Fort Union system and TEFR Interests. For the nine months ended September 30, 2016, equity income, net – affiliates decreased by $2.3 million, primarily due to WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union, partially offset by increases in equity income from the TEFR Interests due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
NGL purchases (1)	$66,822	$57,345	17%	$149,547	$196,112	(24)%
Residue purchases (1)	70,376	64,278	9%	156,774	200,237	(22)%
Other (1)	8,445	6,081	39%	20,638	17,979	15%
Cost of product	145,643	127,704	14%	326,959	414,328	(21)%
Operation and maintenance	74,755	88,722	(16)%	226,141	242,744	(7)%
Total cost of product and operation and maintenance expenses	$220,398	$216,426	2%	$553,100	$657,072	(16)%

(1)
Excludes amounts considered above market, with respect to WES’s swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three and nine months ended September 30, 2016 and 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

NGL purchases increased by $9.5 million for the three months ended September 30, 2016, primarily due to an increase of $13.0 million at the DBM complex due to an increase in volume and average price, partially offset by a decrease of $4.8 million at the MGR assets due to a decrease in volume and average swap price.
NGL purchases decreased by $46.6 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $19.2 million at the MGR assets due to a decrease in volume and average swap price, (ii) $13.8 million due to the DBM outage, (iii) $5.4 million at the Hilight system due to a decrease in volume and average price, (iv) $3.8 million at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, and (v) $3.1 million at the Chipeta complex due to a decrease in volume and average price.
Residue purchases increased by $6.1 million for the three months ended September 30, 2016, primarily due to an increase of $9.0 million at the DBM complex due to an increase in volume, partially offset by a decrease in average price. This increase was partially offset by a decrease of $1.6 million at the Hilight system due to a decrease in volume and average price.
Residue purchases decreased by $43.5 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $17.9 million due to the DBM outage, (ii) $10.4 million at the DJ Basin complex due to the partial equity treatment of WES’s above-market swap extensions beginning July 1, 2015, (iii) $9.0 million at the Hilight system due to a decrease in volume and average price and (iv) $3.4 million at the MGR assets due to a decrease in volume, partially offset by an increase in average swap price.
Other items increased by $2.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, primarily due to fees paid for rerouting volumes due to the DBM outage. The increase for the three months ended September 30, 2016, also includes changes in imbalance positions primarily at the DBM and DJ Basin complexes.
Operation and maintenance expense decreased by $14.0 million for the three months ended September 30, 2016, primarily due to decreases of (i) $5.4 million in plant repairs primarily at the Chipeta, DJ Basin and DBM complexes, (ii) $2.8 million in chemicals and treating services primarily attributable to the DBM complex, (iii) $2.3 million in salaries and wages primarily at the DBM complex and the DBJV and Springfield systems and (iv) $2.0 million in other operating costs and utilities expense primarily at the DJ Basin complex and the DBJV and Springfield systems.
Operation and maintenance expense decreased by $16.6 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $7.7 million in other operating and vehicle costs primarily attributable to the DBM and DJ Basin complexes and the DBJV and Springfield systems, (ii) $5.4 million in chemicals and treating services primarily attributable to the DJ Basin and DBM complexes, and the sale of the Dew and Pinnacle systems in July 2015, (iii) $3.0 million in salaries and wages primarily attributable to the sale of the Dew and Pinnacle systems in July 2015, the Hugoton, Hilight and MIGC systems and the DBM and Granger complexes, (iv) $2.8 million in plant repairs primarily at the Hilight system and the Chipeta, DJ Basin and DBM complexes and (v) $1.6 million in measurement and well-testing analysis expense primarily attributable to the DJ Basin complex. These decreases were partially offset by increases of (i) $2.5 million in utilities expense primarily at the Chipeta and DJ Basin complexes and (ii) $2.6 million in facilities and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
General and administrative	$11,382	$10,143	12%	$33,542	$30,632	9%
Property and other taxes	10,670	9,042	18%	33,098	27,908	19%
Depreciation and amortization	67,246	67,367	—%	199,646	204,896	(3)%
Impairments	2,392	2,335	2%	11,313	276,579	(96)%
Total general and administrative, depreciation and amortization, impairments and other expenses	$91,690	$88,887	3%	$277,599	$540,015	(49)%

General and administrative expenses increased by $1.2 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, primarily due to increases in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
Property and other taxes increased by $1.6 million and $5.2 million for the three and nine months ended September 30, 2016, respectively, primarily due to ad valorem tax increases at the DJ Basin and DBM complexes. The increase for the nine months ended September 30, 2016, was partially offset by an ad valorem tax decrease of $1.5 million due to the sale of the Dew and Pinnacle systems in July 2015.
Depreciation and amortization decreased by $0.1 million for the three months ended September 30, 2016, primarily due to depreciation expense decreases of (i) $2.9 million at the Hilight system due to an asset impairment recognized in the fourth quarter of 2015 and (ii) $0.6 million due to the Hugoton system being classified as held for sale in the third quarter of 2016. These decreases were partially offset by an increase of $3.2 million related to capital projects at the DBM complex and the DBJV and Non-Operated Marcellus Interest systems.
Depreciation and amortization decreased by $5.3 million for the nine months ended September 30, 2016, primarily due to depreciation expense decreases of (i) $12.5 million at the MGR assets and the Hilight system due to asset impairments recognized in the first and fourth quarters of 2015, respectively, (ii) $7.0 million due to the sale of the Dew and Pinnacle systems in July 2015 and (iii) $1.1 million due to the Hugoton system being classified as held for sale in the third quarter of 2016. These decreases were partially offset by an increase of $14.7 million related to capital projects at the DJ Basin and DBM complexes and the DBJV, Non-Operated Marcellus Interest and Springfield systems.
Impairment expense increased by $0.1 million for the three months ended September 30, 2016, primarily due to impairments related to the cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems during 2016, as compared to lower impairments in 2015 related to the cancellation of projects at the Non-Operated Marcellus Interest systems.
Impairment expense decreased by $265.3 million for the nine months ended September 30, 2016, primarily due to (i) a $264.4 million impairment at the Red Desert complex recognized during the first quarter of 2015 and (ii) impairments related to the abandonment of compressors at the MIGC system and cancellation of projects at the Non-Operated Marcellus Interest systems and Red Desert complex during 2015. Impairment expense for the nine months ended September 30, 2016, included (i) the $6.1 million impairment at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and (ii) impairments related to the abandonment of compressors at the MIGC system and cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems during 2016.

Interest Income – Affiliates and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Long-term debt	$(31,612)	$(26,972)	17%	$(87,711)	$(75,047)	17%
Amortization of debt issuance costs and commitment fees	(1,672)	(1,530)	9%	(4,747)	(4,196)	13%
Capitalized interest	1,343	1,039	29%	4,674	6,826	(32)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	1,173	(4,310)	(127)%	12,097	(9,920)	NM
Interest expense	$(30,768)	$(31,773)	(3)%	$(75,687)	$(82,337)	(8)%

NM-Not Meaningful

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

Interest expense decreased by $1.0 million and $6.7 million for the three and nine months ended September 30, 2016, respectively, primarily due to $1.2 million and $12.1 million, respectively, in accretion revisions recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015 (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The accretion revisions were partially offset by interest incurred on the 2026 Notes issued in July 2016 of $5.1 million and interest incurred on the 2025 Notes issued in June 2015 of $8.4 million. Capitalized interest decreased by $2.2 million for the nine months ended September 30, 2016, primarily due to the completion of Lancaster Train II in June 2015 (within the DJ Basin complex), this decrease was partially offset by an increase due to the construction of Trains IV and V and the purchase of long-lead items associated with Train VI at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Income (loss) before income taxes	$170,898	$198,969	(14)%	$464,265	$205,377	126%
Income tax (benefit) expense	472	12,644	(96)%	7,431	37,160	(80)%
Effective tax rate	—%	6%		2%	18%

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

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$306,393	$277,407	10%	$877,583	$842,213	4%
Adjusted gross margin for crude/NGL assets (2)	37,588	33,741	11%	106,876	98,382	9%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	343,981	311,148	11%	984,459	940,595	5%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.82	0.74	11%	0.82	0.73	12%
Adjusted gross margin per Bbl for crude/NGL assets (5)	2.20	1.92	15%	2.10	1.94	8%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	278,170	220,696	26%	759,834	686,206	11%
Distributable cash flow (3)	237,315	189,631	25%	628,602	586,883	7%

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
Adjusted gross margin increased by $32.8 million for the three months ended September 30, 2016, primarily due to an increase in volumes at the DJ Basin complex and the start-up of Train IV within the DBM complex in May 2016, partially offset by lower volumes at the Springfield system and the sale of the Dew and Pinnacle systems in July 2015. Adjusted gross margin increased by $43.9 million for the nine months ended September 30, 2016, primarily due to an increase in volumes at the DJ Basin complex, partially offset by lower volumes due to the DBM outage, lower volumes at the Springfield system, the sale of the Dew and Pinnacle systems in July 2015, and lower volumes at the MGR assets and the Chipeta complex.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.08 and $0.09 for the three and nine months ended September 30, 2016, respectively, primarily due to increased production in the DJ Basin and the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.28 and $0.16 for the three and nine months ended September 30, 2016, respectively, primarily due to higher distributions received from the Mont Belvieu JV and TEP.

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

Adjusted EBITDA increased by $57.5 million for the three months ended September 30, 2016, primarily due to a $49.1 million increase in total revenues and other, a $14.0 million decrease in operation and maintenance expenses, $13.7 million in proceeds from business interruption insurance claims and a $1.7 million increase in distributions from equity investees. These amounts were partially offset by a $17.9 million increase in cost of product and a $1.6 million increase in property and other tax expense.
Adjusted EBITDA increased by $73.6 million for the nine months ended September 30, 2016, primarily due to an $87.4 million decrease in cost of product, a $16.6 million decrease in operation and maintenance expenses, $16.3 million in proceeds from business interruption insurance claims and a $3.2 million increase in distributions from equity investees. These amounts were partially offset by a $42.1 million decrease in total revenues and other, a $5.2 million increase in property and other tax expense and a $2.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under WES’s commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, Series A Preferred unit distributions and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of WES’s swap extensions at the DJ Basin complex and the Hugoton system.
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

Distributable cash flow increased by $47.7 million for the three months ended September 30, 2016, primarily due to increases of $57.5 million in Adjusted EBITDA and $10.5 million in the above-market component of the swap extensions with Anadarko. These amounts were partially offset by distributions of $14.9 million on Series A Preferred units issued in 2016 and a $4.8 million increase in net cash paid for interest expense.
Distributable cash flow increased by $41.7 million for the nine months ended September 30, 2016, primarily due to an increase of $73.6 million in Adjusted EBITDA and $26.9 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by distributions of $30.9 million on Series A Preferred units issued in 2016, a $14.5 million increase in cash paid for maintenance capital expenditures and a $13.2 million increase in net cash paid for interest expense.

Reconciliation to non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by WES that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by WES that are most directly comparable to Adjusted EBITDA. The GAAP measure used by WES that is most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
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

The following tables present (a) a reconciliation of the GAAP financial measure of operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and (c) a reconciliation of the GAAP financial measure of net income (loss) attributable to Western Gas Partners, LP to the non-GAAP financial measure of Distributable cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$197,288	$226,432	$527,053	$274,812
Add:
Distributions from equity investees	27,133	25,482	76,263	73,054
Operation and maintenance	74,755	88,722	226,141	242,744
General and administrative	11,382	10,143	33,542	30,632
Property and other taxes	10,670	9,042	33,098	27,908
Depreciation and amortization	67,246	67,367	199,646	204,896
Impairments	2,392	2,335	11,313	276,579
Less:
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims	13,667	—	16,270	—
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Reimbursed electricity-related charges recorded as revenues	15,170	15,392	45,707	40,423
Adjusted gross margin attributable to noncontrolling interest	3,984	3,753	12,588	13,222
Adjusted gross margin attributable to Western Gas Partners, LP	$343,981	$311,148	$984,459	$940,595
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$306,393	$277,407	$877,583	$842,213
Adjusted gross margin for crude/NGL assets	37,588	33,741	106,876	98,382

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Add:
Distributions from equity investees	27,133	25,482	76,263	73,054
Non-cash equity-based compensation expense	1,469	1,148	4,018	3,423
Interest expense	30,768	31,773	75,687	82,337
Income tax expense	472	12,644	7,431	37,160
Depreciation and amortization (1)	66,589	66,714	197,678	202,945
Impairments	2,392	2,335	11,313	276,579
Other expense (1)	40	—	96	—
Less:
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income (1)	150	82	272	219
Adjusted EBITDA attributable to Western Gas Partners, LP	$278,170	$220,696	$759,834	$686,206
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$263,872	$224,572	$657,738	$596,893
Interest (income) expense, net	26,543	27,548	63,012	69,662
Uncontributed cash-based compensation awards	290	21	448	166
Accretion and amortization of long-term obligations, net	121	(5,226)	9,176	(12,296)
Current income tax (benefit) expense	131	9,030	5,110	27,164
Other (income) expense, net	(153)	(85)	(224)	(227)
Distributions from equity investments in excess of cumulative earnings – affiliates	5,981	3,871	16,592	12,409
Changes in operating working capital of Western Gas Partners, LP:
Accounts receivable, net	7,866	(22,741)	41,108	18,617
Accounts and imbalance payables and accrued liabilities, net	(26,330)	(13,288)	(24,103)	(17,695)
Other	3,184	(168)	1,445	1,686
Adjusted EBITDA attributable to noncontrolling interest of Western Gas Partners, LP	(3,335)	(2,838)	(10,468)	(10,173)
Adjusted EBITDA attributable to Western Gas Partners, LP	$278,170	$220,696	$759,834	$686,206
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$657,738	$596,893
Net cash used in investing activities			(1,040,692)	(368,651)
Net cash provided by (used in) financing activities			429,368	(222,096)

(1)	Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2016		2015	2016		2015
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$167,746		$184,137	$448,327		$159,987
Add:
Distributions from equity investees	27,133		25,482	76,263		73,054
Non-cash equity-based compensation expense	1,469		1,148	4,018		3,423
Interest expense, net (non-cash settled) (1)	(1,173)		4,310	(12,097)		9,920
Income tax (benefit) expense	472		12,644	7,431		37,160
Depreciation and amortization (2)	66,589		66,714	197,678		202,945
Impairments	2,392		2,335	11,313		276,579
Above-market component of swap extensions with Anadarko (3)	18,417		7,916	34,782		7,916
Other expense (2)	40		—	96		—
Less:
Gain (loss) on divestiture and other, net	(6,230)		77,254	(8,769)		77,248
Equity income, net – affiliates	20,294		21,976	56,801		59,137
Cash paid for maintenance capital expenditures (2)	15,306		14,704	55,288		40,809
Capitalized interest	1,343		1,039	4,674		6,826
Cash paid for (reimbursement of) income taxes	—		—	67		(138)
Series A Preferred unit distributions	14,907		—	30,876		—
Other income (2)	150		82	272		219
Distributable cash flow	$237,315		$189,631	$628,602		$586,883
Distributions declared (4)
Limited partners of WES – common units	$110,418			$325,369
General partner of WES	56,324			163,105
Total	$166,742			$488,474
Coverage ratio	1.42	x		1.29	x

(1)
Includes accretion revisions related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects WES cash distributions of $0.845 and $2.490 per unit declared for the three and nine months ended September 30, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of September 30, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has filed an insurance claim for the incident at the DBM complex and is currently in the adjusting process with insurers. Recoveries from the business interruption claim related to the DBM outage are recognized as income when non-refundable cash proceeds are received from insurers. As of September 30, 2016, WES had received $34.7 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million in proceeds from business interruption insurance claims and $18.4 million in proceeds from property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of WES GP declared a cash distribution to WES unitholders for the third quarter of 2016 of $0.845 per unit, or $166.7 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units and Series A Preferred units. The cash distribution is payable on November 10, 2016, to WES unitholders of record at the close of business on October 31, 2016. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $10.3 million for the third quarter of 2016. In connection with the closing of the Springfield acquisition in March 2016, WES issued the March 2016 Series A units, and in April 2016, WES issued the April 2016 Series A units pursuant to the full exercise of the option granted in connection with the March 2016 Series A units issuance. These WES Series A Preferred units will receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. For the quarter ended September 30, 2016, the WES Series A Preferred unitholders will receive an aggregate cash distribution of $14.9 million, payable in November 2016.
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

Working capital. As of September 30, 2016, WES had $113.4 million of working capital, which it defines as the amount by which current assets exceed current liabilities. Working capital includes the estimated property insurance receivable related to the DBM outage. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of September 30, 2016, WES had $1.18 billion available for borrowing under the WES RCF. In addition, we have $30.0 million available for borrowing under the WGP WCF and $222.0 million available for borrowing under the WGP RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2016	2015
Acquisitions	$716,465	$13,883

Expansion capital expenditures	$312,505	$464,759
Maintenance capital expenditures	55,293	41,089
Total capital expenditures (1) (2)	$367,798	$505,848

Capital incurred (2) (3)	$355,674	$443,912

(1)
Maintenance capital expenditures for the nine months ended September 30, 2016 and 2015, are presented net of $4.9 million and zero, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the nine months ended September 30, 2015, included $32.5 million of pre-acquisition capital expenditures for the Springfield system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the nine months ended September 30, 2016 and 2015, included $4.7 million and $6.8 million, respectively, of capitalized interest.

(3)	Capital incurred for the nine months ended September 30, 2015, included $29.2 million of pre-acquisition capital incurred for the Springfield system.

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

Capital expenditures, excluding acquisitions, decreased by $138.1 million for the nine months ended September 30, 2016. Expansion capital expenditures decreased by $152.3 million (including a $2.2 million decrease in capitalized interest) for the nine months ended September 30, 2016, primarily due to a decrease of $179.5 million at the DJ Basin complex as a result of decreased activity in 2016. In addition, there were decreases of $34.0 million at the Non-Operated Marcellus Interest systems, $27.4 million at the Springfield system, $16.3 million at the Hilight system, and $9.2 million at the Anadarko-Operated Marcellus Interest systems. These decreases were partially offset by an increase of $110.2 million due to continued construction at the DBM complex and an increase of $22.7 million at the DBJV system. Maintenance capital expenditures increased by $14.2 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the Non-Operated Marcellus Interest and Springfield systems and the DJ Basin complex.
During the second quarter of 2016, WES updated its estimated total capital expenditures for the year ending December 31, 2016, (including its 75% share of Chipeta’s capital expenditures and equity investments, but excluding acquisitions) from an originally reported $450 million to $490 million, to a range of $490 million to $530 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2016	2015
Net cash provided by (used in):
Operating activities	$657,738	$596,893
Investing activities	(1,040,692)	(368,651)
Financing activities	429,368	(222,096)
Net increase in cash and cash equivalents	$46,414	$6,146

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2016 and 2015, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$367.8 million of capital expenditures, net of $4.9 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$4.0 million of cash paid for equipment purchases from Anadarko;

•	$16.6 million of distributions from equity investments in excess of cumulative earnings; and

•	$18.4 million of proceeds from property insurance claims attributable to the DBM outage.

Net cash used in investing activities for the nine months ended September 30, 2015, included the following:

•
$505.8 million of capital expenditures primarily related to the construction of Train IV at the DBM complex, continued construction of Lancaster Train II (within the DJ Basin complex) and expansion at the DBJV system;

•	$10.4 million of cash paid for equipment purchases from Anadarko;

•	$9.1 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition;

•	$146.7 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas; and

•	$12.4 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016, included the following:

•	$600.0 million of borrowings under the WES RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•
$494.6 million of net proceeds from the WES 2026 Notes offering in July 2016, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$440.0 million of net proceeds from the March 2016 Series A units issuance, all of which was used to fund a portion of the acquisition of Springfield;

•	$246.9 million of net proceeds from the April 2016 Series A units issuance, all of which was used to pay down amounts borrowed under the WES RCF in connection with the Springfield acquisition;

•	$25.0 million of net proceeds from the sale of WES common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$34.8 million of capital contribution from Anadarko related to the above-market component of swap extensions;

•	$880.0 million of repayments of outstanding borrowing under the WES RCF;

•	$490.3 million of distributions paid to WES unitholders;

•	$29.3 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$11.3 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the nine months ended September 30, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under the WES RCF;

•	$399.0 million of distributions paid to WES unitholders;

•	$35.4 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield and DBJV;

•	$10.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

•
$489.6 million of net proceeds from the 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$280.0 million of borrowings under the WES RCF, which were used for general partnership purposes, including funding capital expenditures;

•
$57.4 million of net proceeds from sales of WES common units under its $500.0 million COP (as discussed in Securities within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures; and

•	$7.9 million of capital contribution from Anadarko related to the above-market component of swap extensions.

Debt and credit facility. At September 30, 2016, WES’s debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $400.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes and $20.0 million of borrowings outstanding under the WES RCF. As of September 30, 2016, the carrying value of WES’s outstanding debt was $2.9 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Senior Notes. At September 30, 2016, WES was in compliance with all covenants under the indentures governing its outstanding notes.
The 2026 Notes issued in July 2016 were offered at a price to the public of 99.796% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2026 Notes is 4.787%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the WES RCF.
In October 2016, WES issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the WES RCF. The remaining proceeds will be used for general partnership purposes, including capital expenditures.

WES RCF. As of September 30, 2016, WES had $20.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $1.18 billion available for borrowing under the WES RCF, which matures in February 2019. At September 30, 2016, the interest rate on the WES RCF was 1.82%, the facility fee rate was 0.20% and WES was in compliance with all covenants under the WES RCF.
In April 2016, WES repaid $250.0 million of outstanding borrowings under the WES RCF, $246.9 million of which was funded with the proceeds from the issuance of the April 2016 Series A units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Additionally, in July 2016, WES repaid $540.0 million of outstanding borrowings under the WES RCF, primarily with the proceeds from the issuance of the 2026 Notes. In October 2016, WES repaid $20.0 million of outstanding borrowings under the WES RCF, with the proceeds from the offering of the new notes issued in October 2016.

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

Deferred purchase price obligation - Anadarko. The consideration to be paid by WES for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of WES’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of WES’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the nine months ended September 30, 2016, WES recognized an aggregate $259.9 million decrease in the estimated future payment obligation, resulting in a net present value of $16.4 million for this obligation at September 30, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in WES’s estimate of 2018 and 2019 Net Earnings and an increase in WES’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020. The accretion revision, which was recorded as a reduction to Interest expense, was $1.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively. Accretion expense was $4.3 million and $9.9 million for the three and nine months ended September 30, 2015, respectively. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statements on file with the SEC. WES may issue common units under its $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of WES’s offerings. As of September 30, 2016, WES had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed by WES under its $500.0 million COP.
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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of September 30, 2016, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the nine months ended September 30, 2016, were low compared to historic rates. In December 2015, while raising the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, the Federal Open Market Committee signaled that further increases are likely over the medium term. Any such increases in the federal funds rate will ultimately result in an increase in our and WES’s financing costs. As of September 30, 2016, WGP had no outstanding borrowings under the WGP WCF, $28.0 million of borrowings under the WGP RCF and WES had $20.0 million of outstanding borrowings under the WES RCF. The WGP WCF, WGP RCF and WES RCF all bear interest at a rate based on LIBOR or, in the case of the WGP RCF and WES RCF, an alternative base rate at WGP’s or WES’s option, respectively. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF, WGP WCF and WGP RCF at September 30, 2016.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP WCF, WGP RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management has concluded that WGP’s disclosure controls and procedures are effective as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, WGP’s internal control over financial reporting.

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

Proposed rule changes regarding gas pipeline safety could impose more stringent standards on WES’s gas pipelines and gathering lines that, if adopted, may result in increased significant capital costs and costs of operation.

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
4.13
Eighth Supplemental Indenture, dated as of July 12, 2016, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.14	Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

November 2, 2016

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

November 2, 2016

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)