Form 10-K
period 2017-12-31
Western Gas Equity Partners, LP
filed 2018-02-16
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $1.7 billion on June 30, 2017, based on the closing price as reported on the New York Stock Exchange.

At February 12, 2018, there were 218,933,141 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

COMMONLY USED TERMS AND DEFINITIONS

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its subsidiaries (“WES”). For purposes of this Form 10-K, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners, LP” or like terms refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC, and WES, as the context requires. As used in this Form 10-K, the identified terms and definitions below have the following meanings:
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
DBM water systems: Two produced water disposal systems in West Texas.
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
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see How WES Evaluates Its Operations under Part II, Item 7 of this Form 10-K.
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
IPO: Initial public offering.
Joule-Thompson (JT): A type of processing plant that uses the Joule-Thompson effect to cool natural gas by expanding the gas from a higher pressure to a lower pressure, which reduces the temperature.
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
WES: Western Gas Partners, LP.
WES GP: Western Gas Holdings, LLC, the general partner of WES.
WES LTIP: With respect to awards granted prior to October 17, 2017, the Western Gas Partners, LP 2008 Long-Term Incentive Plan, which was adopted by WES’s general partner in connection with its IPO in 2008, and, with respect to awards granted after October 17, 2017, the Western Gas Partners, LP 2017 Long-Term Incentive Plan, which was approved by WES’s common and Class C unitholders on October 17, 2017.
WES RCF: WES’s $1.2 billion senior unsecured revolving credit facility.
WGP: Western Gas Equity Partners, LP.
WGP GP or general partner: Western Gas Equity Holdings, LLC, the general partner of WGP.
WGP RCF: The WGP $250.0 million senior secured revolving credit facility.
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
2022 Notes: WES’s 4.000% Senior Notes due 2022.
2025 Notes: WES’s 3.950% Senior Notes due 2025.
2026 Notes: WES’s 4.650% Senior Notes due 2026.
2044 Notes: WES’s 5.450% Senior Notes due 2044.
$500.0 million COP: WES’s continuous offering program that may be undertaken pursuant to the registration statement filed with the SEC in July 2017 for the issuance of up to an aggregate of $500.0 million of WES common units.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

Western Gas Equity Partners, LP. WGP is a Delaware MLP formed by Anadarko to own three types of partnership interests in WES. Our common units are publicly traded on the NYSE under the symbol “WGP.” WGP GP is our general partner and is a wholly owned subsidiary of Anadarko.
We were formed by Anadarko in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware MLP, and closed our IPO in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 1.5% general partner interest through our 100% ownership of WES GP, (ii) 100% of the IDRs in WES and (iii) a significant limited partner interest in WES. As of December 31, 2017, we held 50,132,046 WES common units, representing a 29.8% limited partner interest in WES, and, through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs.

Western Gas Partners, LP. WES is an MLP engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs or condensate under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.”

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

ASSETS AND AREAS OF OPERATION

As of December 31, 2017, WES’s assets and its investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. The following table provides information regarding WES’s assets by geographic region, as of and for the year ended December 31, 2017, excluding the Mentone processing plant at the DBM complex, which is currently under construction in West Texas (see Assets Under Development within these Items 1 and 2):

Area	Asset Type	Miles of Pipeline (1)	Approximate Number of Active Receipt Points (1)	Compression (HP) (1)	Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating or Disposal Capacity (MBbls/d) (1)	Average Gathering, Processing, Treating and Transportation Throughput (MMcf/d) (2)	Average Gathering, Treating, Transportation and Disposal Throughput (MBbls/d) (3)
Rocky Mountains	Gathering, Processing and Treating	7,414	4,665	515,032	3,127	14	2,095	—
	Transportation	1,601	72	40,334	—	—	87	23
Texas / New Mexico	Gathering, Processing, Treating and Disposal	2,155	954	516,149	1,275	374	1,261	106
	Transportation	1,195	16	39,748	—	—	—	72
North-central Pennsylvania	Gathering	144	49	6,900	—	—	237	—
Total		12,509	5,756	1,118,163	4,402	388	3,680	201

(1)	All system metrics are presented on a gross basis and include owned, rented and leased compressors at certain facilities. Includes horsepower associated with liquid pump stations.

(2)	Includes 100% of Chipeta throughput, 50% of Newcastle throughput, 50.1% of Springfield gas gathering throughput, 22% of Rendezvous throughput and 14.81% of Fort Union throughput.

(3)
Consists of throughput on the Chipeta NGL pipeline, an NGL line at the Brasada complex and at the DBM water systems, a 50.1% share of average Springfield oil gathering throughput, a 10% share of average White Cliffs throughput, a 25% share of average Mont Belvieu JV throughput, a 20% share of average TEG and TEP throughput and a 33.33% share of average FRP throughput. See Properties below for further descriptions of these systems.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. WES provides these midstream services for Anadarko, as well as for third-party producers and customers in the United States. See Part II, Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2017, 2016 and 2015.

ACQUISITIONS AND DIVESTITURES

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

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2017 (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.

EQUITY OFFERINGS

WES Series A Preferred units. In 2016, WES issued 21,922,831 WES Series A Preferred units to private investors. Pursuant to an agreement between WES and the holders of the WES Series A Preferred units, 50% of the WES Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and all remaining WES Series A Preferred units converted into WES common units on a one-for-one basis on May 2, 2017. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

•	Pursuing accretive acquisitions. WES expects to continue to pursue accretive acquisitions of midstream assets from Anadarko and third parties.

•
Maintaining investment grade metrics. WES intends to operate at appropriate leverage and distribution coverage levels in line with other partnerships in its sector that maintain investment grade credit ratings. By maintaining investment grade credit metrics, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that WES will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance its accretion and overall return.

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

COMPETITIVE STRENGTHS

We believe that WES is well positioned to successfully execute its strategy and achieve its primary business objective because of the following competitive strengths:

•
Affiliation with Anadarko. We believe Anadarko is motivated to promote and support the successful execution of WES’s business plan and utilize its relationships within the energy industry and the strength of its asset portfolio to pursue projects that help to enhance the value of WES’s business. This includes the ability of Anadarko to secure equity investment opportunities for WES in connection with the commitments it makes to other midstream companies. See WES’s Relationship with Anadarko Petroleum Corporation below.

•
Commodity price and volumetric risk mitigation. We believe WES’s cash flows are protected from fluctuations caused by commodity price volatility due to (i) the approximately 94% of its Adjusted gross margin attributable to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit its exposure to commodity price changes with respect to a majority of its percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2017, 96% of WES’s Adjusted gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See How WES Evaluates Its Operations under Part II, Item 7 of this Form 10-K. On December 20, 2017, WES renewed its commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2018. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, WES mitigates volumetric risk by entering into contracts with cost of service structures and/or minimum volume commitments. For the year ended December 31, 2017, and excluding throughput measured in barrels, 62% of WES’s throughput was subject to demand charges and 14% of WES’s throughput was contracted under a cost of service model.

•
Liquidity to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, long-term relationships and reasonable access to debt and equity capital markets provide it with the liquidity to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. As of December 31, 2017, WES had $825.4 million in available borrowing capacity under the WES RCF.

•
Substantial presence in basins with historically strong producer economics. Certain of WES’s systems are in areas, such as the Delaware and DJ Basins, and the Eagleford shale, which have historically seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. WES’s assets in these areas serve production where the hydrocarbons contain not only natural gas, but also crude oil, condensate and NGLs.

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

•
Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed eleven related-party acquisitions and seven third-party acquisitions, with an aggregate acquisition value of $6.3 billion. WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

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
As of December 31, 2017, Anadarko held 178,587,365 of our common units, representing an 81.6% limited partner interest in us. In addition, as of December 31, 2017, we held 50,132,046 WES common units, representing a 29.8% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of the WES IDRs. As of December 31, 2017, other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 13,243,883 Class C units, representing an aggregate 9.1% limited partner interest in WES.
For the year ended December 31, 2017, production owned or controlled by Anadarko represented (i) 34% of WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 41% of WES’s natural gas processing throughput (excluding equity investment throughput), and (iii) 56% of WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput). In addition, Anadarko supports WES’s operations by providing dedications and/or minimum volume commitments with respect to a substantial portion of its throughput. In executing its growth strategy, which includes acquiring and constructing additional midstream assets, WES is able to leverage Anadarko’s significant industry expertise.
WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts at the DJ Basin complex and the MGR assets. These commodity price swap agreements are set to expire in December 2018. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In connection with our IPO in December 2012, we entered into an omnibus agreement with Anadarko and our general partner that governs (i) our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including our public company expenses and general and administrative expenses; (ii) our obligation to pay Anadarko in quarterly installments an administrative services fee of $250,000 per year (subject to an annual increase as described in the omnibus agreement); and (iii) our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets. In connection with WES’s IPO in 2008, WES entered into an omnibus agreement with Anadarko and WES GP that governs its relationship with Anadarko regarding certain reimbursement and indemnification matters.
Although we believe WES’s relationship with Anadarko provides it with a significant advantage in the midstream sector, it is also a source of potential conflicts. For example, neither we nor Anadarko is restricted from competing with WES. Given Anadarko’s significant indirect economic interest in WES and in us, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to WES over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering WES the opportunity to participate in such transactions. Should Anadarko choose to pursue midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to WES, nor is WES obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to WES or if WES will elect, or will have the ability, to pursue any such opportunities. See Risk Factors under Part I, Item 1A and Certain Relationships and Related Transactions, and Director Independence under Part III, Item 13 of this Form 10-K for more information.

INDUSTRY OVERVIEW

The midstream industry is the link between the exploration for and production of natural gas, NGLs, and crude oil and the delivery of the resulting hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the midstream value chain by gathering production from producers at the wellhead or production facility, separating the produced hydrocarbons into various components and delivering these components to end-use markets, and where applicable, gathering and disposing of produced water.
The following diagram illustrates the primary groups of assets found along the midstream value chain:

Natural Gas Midstream Services

Midstream companies provide services with respect to natural gas that are generally classified into the categories described below.

•
Gathering. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads or production facilities in the area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing, if necessary. A large gathering system may involve thousands of miles of gathering lines connected to thousands of wells. Gathering systems are typically designed to be highly flexible to allow gathering of natural gas at different pressures and scalable to allow gathering of additional production without significant incremental capital expenditures.

•
Stabilization. Stabilization is a process that separates the heavier hydrocarbons (which are also valuable commodities) that are sometimes found in natural gas, typically referred to as “liquids-rich” natural gas, from the lighter components by using a distillation process or by reducing the pressure and letting the more volatile components flash.

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

•
Processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and carbon dioxide, sulfur compounds, nitrogen or helium. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in molecular weight, boiling point, vapor pressure and other physical characteristics.

•
Fractionation. Fractionation is the process of applying various levels of higher pressure and lower temperature to separate a stream of NGLs into ethane, propane, normal butane, isobutane and natural gasoline for end-use sale.

•
Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas and NGL components are stored, transported and marketed to end-use markets. Each pipeline system typically has storage capacity located throughout the pipeline network or at major market centers to better accommodate seasonal demand and daily supply-demand shifts. WES does not currently offer storage services.

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

•
Disposal. As a natural byproduct of crude oil and natural gas production, produced water must be recycled or disposed of in order to maintain production. Produced water disposal systems remove hydrocarbon products and other sediments from the produced water in compliance with applicable regulations and re-inject the produced water utilizing permitted disposal wells.

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

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES. We currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation as of December 31, 2017.

GATHERING, PROCESSING AND TREATING

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating Capacity (MBbls/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Colorado	DJ Basin complex (1)	Gathering, Processing & Treating	11	884	14	117	273,381	2	3,175
Utah	Chipeta (2)	Processing	3	790	—	12	74,875	—	2
Total			14	1,674	14	129	348,256	2	3,177

(1)
The DJ Basin complex includes the Platte Valley, Fort Lupton, Fort Lupton JT, Hambert JT, which is currently inactive, and Lancaster Trains I and II processing plants; the Platteville amine treating plant; and the Wattenberg gathering system.

(2)	WES is the managing member of and owns a 75% interest in Chipeta. Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant, which is currently inactive.

Rocky Mountains - Colorado

Jackson
Colorado
Larimer
Weld
Morgan
Grand
Boulder
DJ Basin
Gilpin
COLORADO
Adams
Clear Creek
Arapahoe
Jefferson
Summit
Legend
Gathering System
Processing/Treating

DJ Basin gathering system, treating facility and processing complex

•
Customers. As of December 31, 2017, throughput at the DJ Basin complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2017, Anadarko’s production represented 70% of the DJ Basin complex throughput and the largest third-party customer provided 13% of the throughput.

•
Supply. There were 2,736 active receipt points connected to the DJ Basin complex as of December 31, 2017. The DJ Basin complex is primarily supplied by the Wattenberg field, in which Anadarko holds interests in over 400,000 net acres in its core position. Anadarko drilled 348 wells and completed 263 wells during the year ended December 31, 2017.

•	Delivery points. As of December 31, 2017, the DJ Basin complex had the following delivery points for gas not processed within the DJ Basin complex:

◦	Anadarko’s Wattenberg plant inlet; and

◦	Various interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system.
The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”) and Xcel Energy’s residue pipelines for natural gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline and FRP’s pipeline for NGL takeaway. In addition, the NGL fractionator at the Platte Valley plant and associated truck-loading facility provides access to local NGL markets.

Rocky Mountains - Utah

Summit
Daggett
Utah
Moffat
Chipeta
Wasatch
Duchesne
Uintah
UTAH
Utah
Rio Blanco
Carbon
Legend
Processing/Treating
Emery
Grand

Chipeta processing complex

•
Customers. As of December 31, 2017, throughput at the Chipeta complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2017, Anadarko’s production represented 74% of the Chipeta complex throughput and the largest third-party customer provided 15% of the throughput.

•
Supply. The Chipeta complex is well positioned to access Anadarko and third-party production in the Uinta Basin where Anadarko holds interests in 238,000 gross acres. Chipeta’s inlet is connected to Anadarko’s Natural Buttes gathering system, the Dominion Energy Questar Pipeline, LLC system (“Questar pipeline”) and Three Rivers Gathering, LLC’s system, which is owned by Andeavor Logistics LP (“Andeavor”).

•
Delivery points. The Chipeta plant delivers NGLs to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL pipeline”), which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas and ultimately to the NGL fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the following pipelines delivering to markets throughout the Rockies and Western United States:

◦	CIG pipeline;

◦	Questar pipeline; and

◦	Wyoming Interstate Company’s pipeline (“WIC pipeline”).

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison	Treating	3	450	9	14,620	—	—
Northeast Wyoming	Fort Union (1)	Gathering & Treating	3	295	3	5,454	1	315
Northeast Wyoming	Hilight	Gathering & Processing	2	60	38	40,443	1	1,480
Northeast Wyoming	Newcastle (1)	Gathering & Processing	1	3	6	2,660	1	189
Southwest Wyoming	Granger complex (2)	Gathering & Processing	4	520	41	43,577	1	738
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	1	125	27	51,179	1	1,113
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	5	7,485	1	338
Total			14	1,453	129	165,418	6	4,173

(1)	WES has a 14.81% interest in Fort Union and a 50% interest in Newcastle.

(2)	The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.

(3)	The Red Desert complex includes the Red Desert cryogenic processing plant, which is currently inactive, and the Patrick Draw cryogenic processing plant.

(4)	WES has a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Northeast Wyoming

Bison treating facility

•
Customers. Throughput at the Bison treating facility was from two third-party customers as of December 31, 2017. The largest customer provided 83% of the throughput for the year ended December 31, 2017. In connection with Anadarko’s sale of its Powder River Basin coal-bed methane assets in 2015, Anadarko retained its throughput commitment to Bison through 2020.

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

•	Delivery points. The Fort Union system delivers coal-bed methane gas to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦	CIG pipeline;

◦	Tallgrass Interstate Gas Transmission system’s pipeline (“TIGT pipeline”); and

◦	WIC pipeline.

These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the United States.

Hilight gathering system and processing plant

•
Customers. As of December 31, 2017, gas gathered and processed through the Hilight system was from numerous third-party customers. The three largest producers provided 74% of the system throughput for the year ended December 31, 2017.

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

Newcastle gathering system and processing plant

•
Customers. Gas gathered and processed through the Newcastle system was from numerous third-party customers as of December 31, 2017. The three largest producers provided 79% of the system throughput, with the largest producer providing 44% of the system throughput, for the year ended December 31, 2017.

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

Southwest Wyoming

Granger gathering system and processing complex

•
Customers. Throughput at the Granger complex was from numerous third-party customers as of December 31, 2017. For the year ended December 31, 2017, 78% of the Granger complex throughput was from two third-party customers.

•	Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields. The Granger gas gathering system had 598 active receipt points as of December 31, 2017.

•	Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

◦	CIG pipeline;

◦	Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with Andeavor’s Rendezvous pipeline (“Rendezvous pipeline”);

◦	Questar pipeline;

◦	Dominion Energy Overthrust Pipeline;

◦	The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);

◦	WES’s OTTCO pipeline; and

◦	WES’s Mountain Gas Transportation LLC pipeline.

The NGLs have market access to the MAPL pipeline, which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex

•
Customers. As of December 31, 2017, throughput at the Red Desert complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2017, 42% of the Red Desert complex throughput was from the two largest third-party customers and 3% was from Anadarko.

•
Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced from the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

•	Delivery points. Residue from the Red Desert complex is delivered to the CIG and WIC pipelines, while NGLs are delivered to the MAPL pipeline, as well as to truck and rail loading facilities.

Rendezvous gathering system

•	Customers. As of December 31, 2017, throughput on the Rendezvous gathering system was primarily from two shippers that have dedicated acreage to the system.

•
Supply and delivery points. The Rendezvous gathering system provides high pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to WES’s Granger plant, as well as Andeavor’s Blacks Fork gas processing plant, which connects to the Questar pipeline, NWPL and the Kern River pipeline via the Rendezvous pipeline.

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating / Disposal Capacity (MBbls/d)	Compressors / Pumps (1)	Compression Horsepower (1)	Gathering Systems	Pipeline Miles
West Texas	Haley	Gathering	—	—	—	10	15,300	1	181
West Texas / New Mexico	DBM complex (2)	Gathering, Processing & Treating	6	900	18	102	195,835	1	407
West Texas	DBJV system	Gathering & Treating	9	175	6	71	99,820	1	659
West Texas	DBM water systems	Gathering & Disposal	—	—	90	12	5,100	2	36
East Texas	Mont Belvieu JV (3)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex	Gathering, Processing & Treating	3	200	15	14	30,450	1	57
South Texas	Springfield system (4)	Gathering and Treating	3	—	75	105	169,644	2	815
Total			23	1,275	374	314	516,149	8	2,155

(1)	Includes owned, rented and leased compressors and compression horsepower.

(2)	Excludes 1,400 gpm of amine treating capacity at the DBM complex.

(3)	WES owns a 25% interest in the Mont Belvieu JV, which owns two NGL fractionation trains. A third party serves as the operator.

(4)	WES owns a 50.1% interest in the Springfield system and serves as the operator.

West Texas / New Mexico

Haley gathering system

•
Customers. As of December 31, 2017, throughput at the Haley system was from Anadarko and two third-party producers. Anadarko’s production represented 88% of the system throughput for the year ended December 31, 2017.

•	Supply. Anadarko holds interests in approximately 590,000 gross (240,000 net) acres in the greater Delaware Basin, a portion of which is gathered by the Haley gathering system.

•
Delivery points. The Haley gathering system provides both lean and rich gas gathering service. The lean service delivery point is into Enterprise GC, L.P.’s pipeline for ultimate delivery into Energy Transfer Partners, LP’s (“ETP”) Oasis pipeline (the “Oasis pipeline”). The rich service delivery point is into a high pressure gathering line, which is part of WES’s DBJV system.

DBM gathering system, treating facility and processing complex. The DBM complex includes 900 MMcf/d of cryogenic processing capacity, 1,400 gpm of amine treating capacity and a 407-mile rich gas gathering system, which has both high and low pressure segments. See Assets Under Development within these Items 1 and 2.

•
Customers. As of December 31, 2017, gas gathered and processed through the DBM complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2017, 67% of the throughput was from the six largest third-party customers and 8% was from Anadarko.

•
Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring and Wolfcamp formations in the Delaware Basin portion of the Permian Basin. Anadarko holds interests in approximately 590,000 gross (240,000 net) acres within the Delaware Basin.

•
Delivery points. Residue gas produced at the facility is delivered to the Ramsey Residue Lines, which extend from the DBM complex to the south and to the north, with both lines connecting with Kinder Morgan, Inc.’s interstate pipeline system (see Transportation within these Items 1 and 2). NGL production is delivered into both the Sand Hills pipeline and Lone Star NGL LLC’s pipeline.

DBJV gathering and treating facility. The DBJV gathering system consists of 659 miles of low pressure and high pressure gas gathering lines.

•
Customers. Throughput at the DBJV system was from Anadarko and one third-party producer as of December 31, 2017. Anadarko’s production represented 78% of the system throughput for the year ended December 31, 2017.

•	Supply. The system gathers lean Penn gas, as well as liquids-rich Bone Spring, Avalon and Wolfcamp gas.

•
Delivery points. Avalon, Bone Spring and Wolfcamp gas is dehydrated, compressed and delivered to the Bone Spring Gas Processing plant (the “Bone Spring plant”), the Mi Vida Gas Processing plant (the “Mi Vida plant”) and the DBM complex for processing, while lean Penn gas is delivered into Enterprise GC, L.P.’s pipeline. Residue gas from the Bone Spring and Mi Vida plants is delivered into the Oasis pipeline or Transwestern Pipeline Company LLC’s pipeline.

DBM produced water disposal systems. The DBM water systems consist of the River Reeves and Silvertip systems.

•
Customers. As of December 31, 2017, throughput at the DBM water systems was from Anadarko and one third-party producer. Anadarko’s production represented 93% of the throughput for the year ended December 31, 2017.

•	Supply. The systems gather and dispose produced water for Anadarko and a third-party producer.

East Texas

San Jacinto
Hardin
Montgomery
Texas
Liberty
Mont Belvieu JV
(25% Interest)
Jefferson
Waller
Harris
TEXAS
Chambers
Austin
Fort Bend
Brazoria
Galveston
Wharton
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

South Texas

Medina
Uvalde
Bexar
DeWitt
Texas
Zavala
Frio
Atascosa
Goliad
Brasada
TEXAS
Bee
Dimmit
La Salle
McMullen
Live Oak
Legend
Gathering System
Springfield
Processing/Treating
Webb
Duval

Brasada gathering system, stabilization and treating facility and processing complex

•
Customers. Throughput at the Brasada complex was from one third-party customer as of December 31, 2017. In the first quarter of 2017, Anadarko completed the sale of its Eagleford shale upstream assets to a third party.

•	Supply. Supply of gas and NGLs comes from throughput gathered by the Springfield system.

•
Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream, LLC. It delivers stabilized condensate into Plains All American Pipeline and NGLs into the South Texas NGL Pipeline System operated by Enterprise.

Springfield gathering system, stabilization facility and storage

•
Customers. Throughput at the Springfield system was from numerous third-party customers as of December 31, 2017. In the first quarter of 2017, Anadarko completed the sale of its Eagleford shale upstream assets to a third party.

•	Supply. Supply of gas and oil comes from third-party production in the Eagleford shale.

•
Delivery points. The gas gathering system delivers rich gas to WES’s Brasada complex, the Raptor processing plant owned by Targa Resources Corp. and Sanchez Midstream Partners LP, and to processing plants operated by Enterprise, ETP and Kinder Morgan, Inc. The oil gathering system has delivery points to Plains All American Pipeline, Kinder Morgan, Inc.’s Double Eagle Pipeline, Hilcorp Energy Company’s Harvest Pipeline and NuStar Energy L.P.’s Pipeline.

Overview - North-central Pennsylvania

NEW YORK
Steuben
Chemung
Pennsylvania
Potter
Bradford
Susquehanna
Wayne
Wyoming
Lycoming
Sullivan
Lackawanna
PENNSYLVANIA
Pike
Clinton
Luzerne
Marcellus
(33.75% interest)
Columbia
Monroe
Montour
Union
Centre
Legend
Gathering System

Location	Asset	Type	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	5	6,900	3	144

(1)	WES owns a 33.75% interest in the Marcellus Interest gathering systems.

Marcellus gathering systems

•
Customers. As of December 31, 2017, the Marcellus Interest gathering systems had multiple priority shippers. The largest producer provided 75% of the throughput for the year ended December 31, 2017. Capacity not used by priority shippers is available to third parties as determined by the operating partner, Alta Resources Development, LLC. In the first quarter of 2017, Anadarko completed the sale of its operated and non-operated upstream assets and operated midstream assets (excluding WES’s interests) in the Marcellus shale to a third party.

•
Supply and delivery points. The Marcellus Interest gathering systems are well positioned to serve dry gas production from the Marcellus shale. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

TRANSPORTATION

Overview

Location	Asset	Type	Compressors / Pump Stations	Operational Horsepower	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil	24	33,800	1,054
Utah	GNB NGL (1)	NGL	—	—	33
Northeast Wyoming	MIGC (1)	Gas	2	3,360	239
Southwest Wyoming	OTTCO	Gas	1	3,174	217
Colorado, Oklahoma, Texas	FRP (1) (3)	NGL	6	12,000	447
Texas, Oklahoma	TEG (3)	NGL	8	748	137
Texas	TEP (1) (3)	NGL	12	27,000	593
Texas	Ramsey Residue Lines (1)	Gas	—	—	18
Total			53	80,082	2,738

(1)	White Cliffs, GNB NGL, MIGC, FRP, TEP and the Ramsey Residue Lines (at the DBM complex) are regulated by FERC.

(2)	WES owns a 10% interest in the White Cliffs pipeline, which is operated by a third party.

(3)	WES owns a 20% interest in TEG and TEP and a 33.33% interest in FRP. All three systems are operated by third parties.

Rocky Mountains - Colorado

White Cliffs pipeline

•
Customers. The White Cliffs pipeline had multiple committed shippers, including Anadarko, as of December 31, 2017. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates. An expansion project was completed in 2017 that increased the pipeline’s capacity from 150 MBbls/d to approximately 180 MBbls/d. The White Cliffs dual pipeline system provides crude oil takeaway capacity from Platteville, Colorado to Cushing, Oklahoma.

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

Rocky Mountains - Utah

GNB NGL pipeline

•	Customers. Anadarko was the only shipper on the GNB NGL pipeline as of December 31, 2017.

•	Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas processing facility and Andeavor’s Stagecoach/Iron Horse gas processing complex.

•
Delivery points. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGL fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Northeast Wyoming

MIGC transportation system

•
Customers. Anadarko was the largest firm shipper on the MIGC system, with 88% of the throughput for the year ended December 31, 2017. The remaining throughput on the MIGC system was from numerous third-party shippers. MIGC is certificated for 175 MMcf/d of firm transportation capacity.

•
Supply. MIGC receives gas from various coal-bed methane gathering systems in the Powder River Basin and the Hilight system, as well as from WBI Energy Transmission, Inc. on the north end of the transportation system.

•	Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦	CIG pipeline;

◦	TIGT pipeline; and

◦	WIC pipeline.

Volumes can also be delivered to Cheyenne Light Fuel & Power and several industrial users.

Rocky Mountains - Southwest Wyoming

OTTCO transportation system

•
Customers. For the year ended December 31, 2017, 10% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contracts that contain minimum volume commitments and volumetric fees paid by shippers under firm and interruptible gas transportation agreements.

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

Texas

TEFR Interests

•
Front Range Pipeline. FRP provides takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld County, Colorado (including the Lancaster plant, which is within the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2017, FRP had multiple committed shippers, including Anadarko. FRP provides capacity to other shippers at the posted FERC tariff rate.

•
Texas Express Gathering. TEG consists of two NGL gathering systems that provide plants in North Texas, the Texas panhandle and West Oklahoma with access to NGL takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2017.

•
Texas Express Pipeline. TEP delivers to NGL fractionation and storage facilities in Mont Belvieu, Texas. At Skellytown, Texas, TEP is supplied with NGLs from other pipelines including FRP and the MAPL pipeline. As of December 31, 2017, TEP had multiple committed shippers, including Anadarko. TEP provides capacity to other shippers at the posted FERC tariff rates.

Ramsey Residue Lines. The Ramsey Residue Lines extend from the DBM complex to the south and to the north, with both lines connecting with Kinder Morgan, Inc.’s interstate pipeline system. These lines transport residue gas from the DBM complex to interstate markets and are FERC-regulated pipelines. See DBM gathering system, treating facility and processing complex within these Items 1 and 2.

Assets Under Development

In addition to significant gathering expansion projects at both the DBJV system and DJ Basin complex, WES currently has the following significant projects scheduled for completion in 2018 and 2019 in West Texas and Colorado. See Capital expenditures, under Part II, Item 7 of this Form 10-K.

•
Mentone processing plant: WES is currently constructing two cryogenic processing trains at a new processing plant located in Loving County, Texas. Mentone Trains I and II will each have a capacity of 200 MMcf/d and WES expects these trains to be completed during the third and fourth quarters of 2018, respectively. The Mentone processing plant will be part of the DBM complex, and upon completion of Mentone Trains I and II, the DBM complex will have a total processing capacity of 1,300 MMcf/d.

•
Latham processing plant: WES has sanctioned two cryogenic processing trains at a new processing plant located in Weld County, Colorado. Construction of Latham Trains I and II (each with a capacity of 200 MMcf/d) is expected to begin by the third quarter of 2018 and WES expects these trains to be completed during the first and third quarters of 2019, respectively. The Latham processing plant will be part of the DJ Basin complex, and upon completion of Latham Trains I and II, the DJ Basin complex will have a total processing capacity of 1,250 MMcf/d.

COMPETITION

The midstream services business is extremely competitive. WES’s competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, Anadarko supports WES’s operations by providing dedications and/or minimum volume commitments with respect to a substantial portion of its throughput. We believe that WES’s assets located outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes due to its competitive rates.
We believe the primary advantages of WES’s assets are their proximity to established and/or future production, and the service flexibility they provide to producers. We believe WES can efficiently, and at competitive and flexible contract terms, provide services that producers and other customers require to connect, gather and process their natural gas, and gather and dispose of their produced water.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants as of December 31, 2017.

Asset	Competitor(s)
Bison facility	Thunder Creek Gas Services, LLC and Fort Union (treating only)
Brasada complex	Enterprise, ETP, Targa Resources Partners LP, Kinder Morgan, Inc., Plains All American Pipeline and Howard Energy Partners
Chipeta complex	Andeavor and Kinder Morgan, Inc.
DBJV system	ETP, Targa Resources Partners LP, Enterprise GC, L.P., EagleClaw Midstream Ventures, LLC, Enlink Midstream Partners, LP and Vaquero Midstream LLC
DBM complex
ETP, Targa Resources Partners LP, Enterprise GC, L.P., EagleClaw Midstream Ventures, LLC, Enlink Midstream Partners, LP, Vaquero Midstream LLC, MPLX LP, Crestwood Midstream Partners LP and Noble Midstream Partners LP

DBM water systems	NGL Water Solutions, LLC, Mesquite SWD, Inc. and Oilfield Water Logistics, LLC
DJ Basin complex	DCP, AKA Energy Group, LLC and Discovery Midstream Partners
Fort Union system	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, LLC and TransCanada Corporation
Granger complex	Williams Field Services Company, LLC, Enterprise/Jonah Gas Gathering Company and Andeavor
Haley system	ETP, Targa Resources Partners LP and Enterprise GC, L.P.
Hilight system	ONEOK Gas Gathering Company, Thunder Creek Gas Services, LLC, Crestwood-Access, Tallgrass Energy Partners, LP and Evolution Midstream
Marcellus Interest gathering systems	ETP and National Fuel Gas Midstream Corporation
Mont Belvieu JV	Targa Resources Partners LP, Phillips 66, Lone Star NGL LLC and ONEOK Partners, LP
Newcastle system	Tallgrass Energy Partners, LP
Red Desert complex	Williams Field Services Company, LLC and Andeavor
Rendezvous system	No significant direct competition
Springfield system	Enterprise, ETP, Targa Resources Partners LP, Kinder Morgan, Inc., Plains All American Pipeline, Southcross Energy Partners, L.P., Williams Field Services Company, LLC and Howard Energy Partners

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, LLC, TransCanada Corporation’s Bison pipeline and the Fort Union gathering system. The GNB NGL pipeline’s major competitor is Andeavor. The White Cliffs pipeline faces direct competition from the Saddlehorn pipeline, of which Anadarko is a 20% owner, and the Grand Mesa pipeline. The Saddlehorn pipeline transports crude oil from the DJ Basin and the broader Rocky Mountain area to Cushing, Oklahoma. White Cliffs pipeline shippers can also sell crude oil in local markets or ship crude oil via rail services rather than via pipeline to Cushing, Oklahoma. The TEFR Interests compete with the Sand Hills pipeline, West Texas LPG Pipeline LP’s pipeline, Lone Star NGL LLC’s West Texas System, Overland Pass Pipeline Company LLC’s pipeline and the Seminole pipeline. The OTTCO transportation system faces no direct competition. The Ramsey Residue Lines face competition from ETP, Enterprise and Kinder Morgan, Inc.

REGULATION OF OPERATIONS

Safety and Maintenance

Many of the pipelines WES uses to gather and transport oil, natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the U.S. Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs and oil. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum allowable operating pressures (“MAOP”), pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Past operation of WES’s pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, due to the possibility of new or amended laws and regulations or reinterpretation of PHMSA enforcement practices or other guidance with respect thereto, future compliance with the NGPSA and HLPSA could result in increased costs that could have a material adverse effect on our results of operations or financial position.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “2016 Pipeline Safety Act”) extended PHMSA’s statutory mandate through 2019 and, among other things, empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA published an interim final rule in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property or the environment.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register remains uncertain following the January 2017 change in presidential administrations. Additionally, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas transportation and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of WES’s operations, which could cause WES to incur increased capital and operating costs and operational delays. In addition, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. Historically, WES’s intrastate pipeline safety compliance costs have not had a material adverse effect on our operations; however, there can be no assurance that such costs will not be material in the future.

WES is also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended, and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. Furthermore, WES and the entities in which it owns an interest are subject to regulations imposed by the Occupational Safety and Health Administration (“OSHA”) that (i) require information to be maintained concerning hazardous materials used or produced in WES’s operations and that such information be provided to employees, state and local government authorities and citizens and (ii) are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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

Interstate Natural Gas Pipeline Regulation

Regulation of pipeline transportation services may affect certain aspects of WES’s business and the market for its products and services. The operations of WES’s MIGC pipeline and the Ramsey Residue Lines are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. FERC has also initiated a notice of inquiry regarding its policy for recovery of income tax costs, which remains ongoing. There is not likely to be a definitive resolution of these issues for some time, and the ultimate outcomes of these proceedings are not certain and could result in changes going forward to the FERC’s treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity. Depending upon the resolution of these issues, the cost of service rates of WES’s FERC-regulated interstate pipelines could be affected to the extent new rates or changes to its existing rates are proposed, or if any such rates are subject to complaint or challenged by the FERC, which could cause the rates and revenues for FERC-regulated pipelines to be adversely affected.
Interstate natural gas pipelines regulated by FERC are also required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates (unless FERC has granted a waiver of such standards). FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes. FERC’s market manipulation regulations make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to engage in fraudulent conduct. The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. FERC and CFTC have authority to impose civil penalties for violations of these statutes and regulations potentially in excess of $1.0 million per day per violation. Should we fail to comply with all applicable statutes, rules, regulations and orders administered by FERC and CFTC, we could be subject to substantial penalties and fines.

Interstate Liquids Pipeline Regulation

Regulation of interstate liquids pipeline services may affect certain aspects of WES’s business and the market for its products and services. WES’s GNB NGL pipeline provides interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. WES also owns interests in FRP, TEP, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier. FERC regulation requires that interstate liquid pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory.
Rates of interstate NGL pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning July 2, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under FERC’s regulations, an NGL pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.

The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months pending an investigation. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable rate for a period of up to two years prior to the filing of a complaint. Finally, the outcome of the FERC policy regarding income tax allowance described above would also apply to WES’s pipelines regulated under the Interstate Commerce Act.
As discussed above, the CFTC holds authority to monitor certain segments of the physical and futures energy commodities market. The Federal Trade Commission (the “FTC”) has authority to monitor petroleum markets in order to prevent market manipulation. The CFTC and FTC have authority to impose civil penalties for violations of these statutes and regulations potentially in excess of $1.0 million per day per violation. Should WES fail to comply with all applicable statutes, rules, regulations and orders administered by the CFTC and FTC, WES could be subject to substantial penalties and fines.

Natural Gas Gathering Pipeline Regulation

Regulation of gas gathering pipeline services may affect certain aspects of WES’s business and the market for its products and services. Natural gas gathering facilities are exempt from the jurisdiction of FERC. We believe that WES’s gas gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of WES’s gas pipelines other than MIGC and the Ramsey Residue Lines. The distinction between FERC-regulated gas transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, so the classification and regulation of WES’s gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. WES’s natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. WES’s natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on WES’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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

ENVIRONMENTAL MATTERS

WES’s business operations are subject to numerous federal, regional, state, tribal, and local environmental laws and regulations. The more significant of these existing environmental laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•
the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, monitoring, and reporting requirements, and which the U.S. Environmental Protection Agency (the “EPA”) has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•
the Federal Water Pollution Control Act, also known as the Federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemakings as protected waters of the United States;

•
the Oil Pollution Act of 1990, which subjects owners and operators of onshore facilities and pipelines to liability for removal costs and damages arising from an oil spill in waters of the United States;

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;

•	the Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;

•
the Safe Drinking Water Act, which regulates the quality of the nation’s public drinking water through adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;

•
the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;

•
the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;

•
the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of Environmental Assessments and more detailed Environmental Impact Statements that may be made available for public review and comment; and

•	U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency preparedness.

These laws and their implementing regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of WES’s activities in a particular area. See the following risk factors under Part I, Item 1A of this Form 10-K for further discussion on ozone standards, climate change, including methane or other GHG emissions, hydraulic fracturing and other regulations related to environmental protection: “WES is subject to stringent and comprehensive environmental laws and regulations that may expose WES to significant costs and liabilities,” “The adoption of climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides,” and “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and natural gas wells, which could decrease the need for WES’s gathering and processing services.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.
Many states where WES operates also have, or are developing, similar environmental laws and regulations governing many of these same types of activities. While the legal requirements imposed under state law may be similar in form to federal laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development or expansion of a project or substantially increase the cost of doing business. In addition, environmental laws and regulations, including new or amended legal requirements that may arise to address potential environmental concerns including air and water impacts, are expected to continue to have a considerable impact on WES’s operations.
WES has incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, WES’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not have a material adverse effect on its business, financial condition, results of operations, or cash flows in the future, or that new or more stringently applied existing laws and regulations will not materially increase the cost of doing business. Although WES is not fully insured against all environmental and occupational health and safety risks, and WES’s insurance does not cover any penalties or fines that may be issued by a governmental authority, WES maintains insurance coverage that it believes is sufficient based on its assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, as well as claims for damages to property or persons or imposition of penalties resulting from WES’s operations, could have a material adverse effect on WES and WES’s results of operations.
In addition, WES disposes of produced water generated from oil and natural gas production operations. The legal requirements related to the disposal of produced water in underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. In addition, ongoing class action lawsuits, to which we and WES are not currently a party, allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on WES’s use of injection wells to dispose of produced water, which could have a material adverse effect on WES’s results of operations, capital expenditures and operating costs, and financial condition.

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
Some of the leases, easements, rights-of-way, permits and licenses transferred to WES by Anadarko required the consent of the grantor of such rights, which in certain instances was a governmental entity. WES believes it has obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary to enable WES to operate its business in all material respects. With respect to any remaining consents, permits or authorizations that have not been obtained, WES has determined these will not have material adverse effect on the operation of its business should WES fail to obtain such consents, permits or authorization in a reasonable time frame.
Anadarko may hold record title to portions of certain assets as WES makes the appropriate filings in the jurisdictions in which such assets are located and obtain any consents and approvals as needed. Such consents and approvals would include those required by federal and state agencies or other political subdivisions. In some cases, Anadarko temporarily holds record title to property as nominee for WES’s benefit and in other cases may, on the basis of the expense and difficulty associated with the conveyance of title, cause its affiliates to retain title, as nominee for WES’s benefit, until a future date. WES anticipates that there will be no material change in the tax treatment of its common units resulting from Anadarko holding the title to any part of such assets subject to future conveyance or as WES’s nominee.

EMPLOYEES

We and our general partner have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s Board of Directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s Board of Directors. As of December 31, 2017, Anadarko employed 438 people who provided direct support to WES’s field operations. All of these employees are deemed jointly employed by Anadarko and WES GP under the services and secondment agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good. We and WES have separately contracted with Anadarko under omnibus agreements for general and administrative support.

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

•
non-payment or non-performance of Anadarko or WES’s other significant customers, including under WES’s gathering, processing, transportation and disposal agreements and its $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of our or WES’s future issuances of equity and debt securities;

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the National Transportation Safety Board (“NTSB”) related to Anadarko’s operations in Colorado, and continued or additional disruptions in operations that may occur as Anadarko and WES comply with regulatory orders or other state or local changes in laws or regulations in Colorado; and

•
other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Estimates included under Part II, Item 7 of this Form 10-K, and in our other public filings and press releases.

The risk factors and other factors noted throughout this Form 10-K could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The amount of cash that WES can distribute each quarter to its partners, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices of, level of production of, and demand for oil and natural gas;

•	the volume of oil and natural gas that WES gathers, compresses, processes, treats and/or transports;

•	the volumes and prices of NGLs and condensate that WES retains and sells;

•	demand charges and volumetric fees associated with WES’s transportation services;

•	the level of competition from other midstream companies;

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

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.920 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

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

In the fourth quarter of 2017, 33.2% of WES’s total distributions (excluding distributions on Class C units) were paid to us as a result of our ownership of WES’s IDRs. As this percentage grows over time, WES’s cost of equity capital will increase. WES therefore may be unable in the future to acquire or construct assets on an accretive basis and further grow its distributions. Any reduction in the rate of growth in WES distributions will disproportionately impact our ability to maintain or grow distributions to our limited partners.
We have from time to time discussed, and may discuss in the future, various transactions that would result in a simplification of our and WES’s capital structure, including the potential modification or elimination of WES’s IDRs. To date, no proposals have been made. Future evaluation of any such transaction, if any, will be based on a variety of factors, including general industry and market conditions. As a result, we can provide no assurance regarding the likelihood, timing or structure of any such transaction. If consummated, a simplification transaction could be dilutive to the holders of our common units and reduce the rate of our future distribution growth.

In the future, we may not have sufficient cash to pay distributions at our current rate or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.920 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the Board of Directors may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions WES does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our rate of growth may be reduced to the extent we purchase additional WES common units, which will reduce the percentage of our cash flow that we receive from the IDRs.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in our internal control that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control is necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results will be harmed. Our efforts to develop and maintain our internal control and to remediate material weaknesses in our control may not be successful, and we may be unable to maintain adequate control over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective control, or difficulties encountered in their implementation or other effective improvement of our internal control, could harm our operating results. Ineffective internal control could also cause investors to lose confidence in our reported financial information.

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

If WES’s unitholders remove WES GP, we would lose our general partner interest and IDRS in WES and the ability to manage WES.

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

We had 218,933,141 common units outstanding as of December 31, 2017. Anadarko currently holds 178,587,365 common units, representing 81.6% of our outstanding common units. Anadarko’s shelf registration statement allows for the offer and sale of up to 50 million, or 22.8% as of December 31, 2017, of our common units from time to time. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Read Our Relationship with WES and WES GP and Conflicts of Interest under Part III, Item 13 of this Form 10-K.

A reduction in Anadarko’s ownership interest in us may reduce its incentive to support WES.

As discussed in WES’s Relationship with Anadarko Petroleum Corporation in Part I, Items 1 and 2 of this Form 10-K, we believe that one of our principal strengths is our and WES’s relationship with Anadarko, and that Anadarko, through its significant indirect economic interest in us and WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of WES’s business. In 2014, Anadarko began monetizing a portion of its investment in us, including the sale of an aggregate of 20,550,000 WGP common units and 9,200,000 tangible equity units, each of which is in part comprised of a prepaid equity purchase contract that can be settled in WGP common units. To the extent Anadarko’s net interest in WES continues to decline through the sale of its WGP holdings or otherwise, Anadarko may be less incentivized to grow WES’s business by offering WES assets or commercial arrangements. For example, a decrease in Anadarko’s net holdings in us or WES could reduce Anadarko’s incentive to renew WES’s commodity price swap agreements on terms as favorable as currently exist or at all. Accordingly, a decrease in Anadarko’s net holdings in us or WES could have a material adverse effect on WES’s business, results of operations, financial position and ability to grow or make cash distributions to WES’s unitholders.

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

RISKS INHERENT IN WES’S BUSINESS

WES is dependent on Anadarko for a substantial portion of the natural gas, crude oil, NGLs and produced water that it gathers, treats, processes, transports and/or disposes. A material reduction in Anadarko’s production that is gathered, treated, processed or transported by WES would result in a material decline in WES’s revenues and cash available for distribution.

WES relies on Anadarko for a substantial portion of the natural gas, crude oil, NGLs and produced water that it gathers, treats, processes, transports and/or disposes. For the year ended December 31, 2017, production owned or controlled by Anadarko represented (i) 34% of WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 41% of WES’s natural gas processing throughput (excluding equity investment throughput), and (iii) 56% of WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput). Anadarko may decrease its production in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may determine that drilling activity in areas other than WES’s areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

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

WES is substantially dependent on Anadarko as its primary customer and the controlling party of its general partner and expects to derive a majority of its revenues from Anadarko for the foreseeable future. As a result, any event, whether in WES’s area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect WES’s and our revenues and cash available for distribution. Accordingly, we and WES are indirectly subject to the business risks of Anadarko, some of which are the following:

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

•	Anadarko’s ability to replace its oil and natural gas reserves;

•	Anadarko’s operations in foreign countries, which are subject to political, economic and other uncertainties;

•	Anadarko’s drilling, flowline, pipeline, and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation;

•	shareholder activism with respect to Anadarko’s stock or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas by Anadarko; and

•	adverse effects from current or future litigation.

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
See Part I, Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

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
In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond WES’s control. For example, market prices for natural gas have declined substantially from the highs achieved in 2008 and have remained depressed for several years. More recently, uncertain global demand for crude oil and the increased supply resulting from the rapid development of shale plays throughout North America have contributed significantly to a substantial drop in crude oil prices. Rapid development of the North American shale plays has also increased the supply of natural gas contributing to a substantial drop in natural gas prices. Additional factors impacting commodity prices include the following:

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

WES generates distributable cash flow from the above-market component of commodity price swap agreements with Anadarko that are scheduled to expire on December 31, 2018.

As discussed in more detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for the year ended December 31, 2017, WES had commodity price swap agreements in place with Anadarko related to its activities at the DJ Basin complex and MGR assets at prices that were significantly higher than those that could have been obtained from third parties on the open market. WES records the above-market component of this swap activity as a cash contribution from Anadarko in the period in which attributable volumes are settled, with all such contributions included in its calculation of distributable cash flows. During 2017, for example, WES recorded $58.6 million in cash contributions from Anadarko related to these swaps.
On December 20, 2017, WES renewed its commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets at significantly higher prices than those that could have been obtained from third parties on the open market. These swap agreements expire on December 31, 2018.
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
While Anadarko has dedicated production from certain of its properties to WES, WES has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, WES has no control over Anadarko or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in commodity prices can also greatly affect investments by Anadarko and third parties in the development of new oil and natural gas reserves. Declines in oil and natural gas prices have materially reduced exploration, development and production activity in some regions and, if sustained, could lead to a further decrease in such activity. Sustained reductions in exploration or production activity in WES’s areas of operation would lead to reduced utilization of its gathering, processing and treating assets.
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

For the year ended December 31, 2017, 6% of WES’s Adjusted gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, crude oil and NGLs. This percentage may significantly increase as a result of future acquisitions, if any. See How WES Evaluates Its Operations under Part II, Item 7 of this Form 10-K.
WES pursues various strategies to seek to reduce its exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. WES currently has in place commodity price swap agreements with Anadarko expiring in December 2018 to manage a majority of the commodity price risk otherwise inherent in its percent-of-proceeds and keep-whole contracts. To the extent that WES engages in price risk management activities such as the commodity price swap agreements, it may be prevented from realizing the full benefits of price increases above the levels set in those agreements. In addition, WES’s commodity price management may expose it to the risk of financial loss in certain circumstances, including if the counterparties to its hedging or other price risk management contracts fail to perform under those arrangements.
On December 20, 2017, WES renewed its commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2018. Upon the expiration of these commodity price swap agreements, WES may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that WES is unable to renew agreements with Anadarko, it may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market-based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it is currently not exposed, because WES’s current commodity price swap agreements with Anadarko are based on actual WES volumes.
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

While WES does not conduct hydraulic fracturing, its customers do conduct such activities. Hydraulic fracturing is an essential and common practice used by many of WES’s oil and natural gas exploration and production customers to stimulate production of natural gas and oil from dense subsurface rock formations such as shales. Hydraulic fracturing is typically regulated by state oil and natural-gas commissions, but, in recent years, several federal agencies have also asserted regulatory authority over and proposed or promulgated regulations governing certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants.
Additionally, in Colorado, where 28% of WES’s throughput for natural gas assets (excluding equity investment throughput) is generated, certain interest groups opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have from time to time pursued ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities more difficult or costly in the future.
Furthermore, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering adopting legal requirements that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, and states could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances.”
If new or more stringent federal, state or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where WES’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for WES’s gathering and processing services. Moreover, increased regulation of the hydraulic fracturing process could also lead to greater opposition to, and litigation over, oil and natural gas production activities using hydraulic fracturing techniques.

Regulations relating to potential induced seismic activity associated with produced water disposal could affect WES’s operations.

WES disposes of produced water generated from oil and natural gas production operations. The legal requirements related to the disposal of produced water in underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. For example, Colorado developed and follows guidance when issuing underground injection control permits to limit the maximum injection pressure, rate, and volume of water. Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults, and is also developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has also adopted similar permitting, operating, and reporting rules for disposal wells. In addition, ongoing class action lawsuits, to which we and WES are not currently a party, allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on WES’s use of injection wells to dispose of produced water, which could have a material adverse effect on WES’s results of operations, capital expenditures and operating costs, and financial condition.

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

If Anadarko were to limit transfers of midstream assets to WES or if WES were to be unable to make acquisitions on economically acceptable terms from Anadarko or third parties, WES’s future growth would be limited. In addition, any acquisitions WES makes may reduce, rather than increase, its cash generated from operations on a per-unit basis or otherwise fail to meet WES’s expectations.

WES’s ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per-unit basis. The acquisition component of WES’s strategy is based, in large part, on its expectation of ongoing divestitures of midstream assets by industry participants, including, most notably, Anadarko. A material decrease in such divestitures would limit WES’s opportunities for future acquisitions and could adversely affect its ability to grow its operations and increase its distributions to its partners, including us.
If WES is unable to make accretive acquisitions from Anadarko or third parties because, among other things, (i) it is unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) it is unable to obtain financing for these acquisitions on economically acceptable terms, (iii) it is outbid by competitors, including as a result of increases in its overall cost of capital resulting from its capital structure, or (iv) Anadarko lacks assets suitable for it to acquire, then its future growth and ability to increase distributions will be limited. Furthermore, even if WES makes acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per-unit basis.
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

Global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. The repricing of credit risk and the recent relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. Further, WES may be unable to obtain adequate funding under the WES RCF if its lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, WES cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, WES may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on WES’s financial condition, results of operations, cash flows and ability to make cash distributions to its partners, including us.

Restrictions in the indentures governing WES’s publicly traded notes (collectively, the “WES Notes”) or the WES RCF may limit WES’s ability to capitalize on acquisitions and other business opportunities.

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

•	engage in transactions with affiliates;

•	make any material change to the nature of its business from the midstream business; or

•	enter into a merger, consolidate, liquidate, wind up or dissolve.

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

WES’s business could be negatively affected by security threats, including cyber threats, and other disruptions.

WES faces various security threats, including cyber threats to the security of its facilities and infrastructure, attempts to gain unauthorized access to sensitive information or to render data or systems unusable and terrorist acts. WES’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for its facilities, infrastructure and information may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Cyber attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software intended to gain unauthorized access to data and systems, electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. For example, the gathering, processing, treating and transportation of natural gas from WES’s gathering systems, processing facilities and pipelines are dependent on communications among WES’s facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from WES’s facilities. Disruption of those communications, whether caused by cyber attacks or otherwise, may disrupt WES’s ability to deliver natural gas and control these assets.
There is no assurance that WES will not suffer material losses from cyber attacks in the future, and as such threats continue to evolve, WES may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate or remediate any cyber vulnerabilities. Any terrorist or cyber attack against, or other disruption of, WES assets or computer systems could have a material adverse effect on WES’s business, results of operations, financial condition and ability to make cash distributions to its partners, including us.

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

If commodity prices decrease, WES may be required to write down the value of its midstream properties if the estimated future cash flows from these properties fall below their net book value. Because WES is an affiliate of Anadarko, the assets WES acquires from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, WES may be at an increased risk for impairments because the initial book values of a substantial portion of its assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts WES paid to acquire such assets. For example, see the discussion of material impairments at WES’s Hilight system and Red Desert and Granger complexes in Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Further, at December 31, 2017, WES had $416.2 million of goodwill on its balance sheet. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, similar to the carrying value of the assets WES acquired from Anadarko, part of WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.
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

The interstate natural gas pipelines owned by WES are subject to regulation by FERC. If WES fails to comply with all applicable FERC-administered statutes, rules, regulations and orders, WES could be subject to substantial penalties and fines. FERC has civil penalty authority to impose penalties for certain violations potentially in excess of $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate applicable statutes. For additional information, read Regulation of Operations–Interstate Natural Gas Pipeline Regulation under Items 1 and 2 of this Form 10-K.
The interstate liquids pipelines owned by WES are common carriers and are also subject to regulation by FERC. FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Accordingly, action by FERC could adversely affect WES’s ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on WES’s business, financial condition, results of operations, and cash available for distribution. For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as WES’s unitholders, are subject to U.S. income tax. This policy affects whom WES allows to own its units, and if WES is not successful in limiting ownership of its units to persons or entities subject to U.S. income tax, WES’s FERC-regulated rates and revenues for its FERC-regulated gas and liquids pipelines could be adversely affected. For additional information, read Regulation of Operations–Interstate Liquids Pipeline Regulation under Items 1 and 2 of this Form 10-K.

A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause WES’s revenues to decline and operating expenses to increase.

WES believes that its gas gathering systems meet the traditional tests FERC has used to determine if a pipeline is a gas gathering pipeline and is, therefore, not subject to FERC jurisdiction. FERC, however, has not made any determinations with respect to the jurisdictional status of any of these gas gathering systems. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of ongoing litigation and, over time, FERC policy concerning which activities it regulates and which activities are excluded from its regulation has changed. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, FERC has regulated the gas gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels.
FERC makes jurisdictional determinations for both natural gas gathering and liquids lines on a case-by-case basis. The classification and regulation of WES’s pipelines are subject to change based on future determinations by FERC, the courts or Congress. A change in the jurisdictional characterization of some of WES’s assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of its assets, which could cause its revenues to decline and operating expenses to increase. For additional information, read Regulation of Operations –Natural Gas Gathering Pipeline Regulation under Items 1 and 2 of this Form 10-K.

The adoption of climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides.

Changes in climate change or other air emissions laws and regulations, or reinterpretations of enforcement or other guidance with respect thereto, that govern areas where WES operates may negatively impact WES’s operations. Examples of such proposed and/or final regulations or other regulatory initiatives are included below.

•
Ground-Level Ozone Standards. In October 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion. The EPA published a final rule in November 2017 that issued attainment or unclassifiable area designations with respect to ground-level ozone for numerous counties in the United States and is expected to issue non-attainment area designations in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states with counties that are designated as non-attainment are expected to implement more stringent regulations for those non-attainment areas, which could require installation of new emission controls on some of WES’s equipment, resulting in longer permitting timelines, and significantly increase WES’s capital expenditures and operating costs.

•
Reduction of Methane Emissions by the Oil and Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural gas production and natural gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards, known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued New Source Performance Standards to, among other things, hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps. However, in June 2017, the EPA published a proposed rule to stay certain portions of these Subpart OOOOa standards for two years and revisit the entirety of the 2016 standard, but it has not yet published a final rule and, as a result, the June 2016 standards remain in effect but future implementation of the 2016 standards is uncertain at this time. Furthermore, the Bureau of Land Management (“BLM”) published a final rule in November 2016 that requires a reduction in methane emissions from venting, flaring and leaking on public lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged by several non-governmental organizations and states. Notwithstanding the current uncertainty of the 2016 rule, WES has taken measures to enter into a voluntary regime, together with certain other oil and natural gas exploration and production operators, to reduce methane emissions. At the state level, some states where WES conducts operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of WES’s equipment and significantly increase WES’s capital expenditures and operating costs.

•
Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that WES may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of WES’s operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France and agreed to review its GHG emissions and set GHG emission reduction goals every five years beginning in 2020. Although this agreement does not create any binding obligations, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Climate Agreement, which would result in an effective exit date of November 2020. Notwithstanding any withdrawal from this agreement, the implementation of substantial limitations on GHG emissions in areas where WES conducts operations could adversely affect demand for oil and natural gas.

Derivatives legislation could have an adverse effect on WES’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as WES and Anadarko, that participate in that market. The CFTC has finalized certain of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented. It is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be, so the impact of those rules is uncertain at this time.
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

In June 2016, PHMSA’s statutory mandate regarding pipeline safety was extended through 2019, and PHMSA was given expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The imposition of new safety requirements or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require WES to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in WES incurring increased operating costs that could have a material adverse effect on its results of operations or financial position. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register remains uncertain given the January 2017 change in presidential administrations. Additionally, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking.
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

Some portions of the pipeline systems that WES operates were in service for many decades prior to purchase by WES. Consequently, there may be historical occurrences or latent issues regarding WES’s pipeline systems that WES’s executive management may be unaware of and that may have a material adverse effect on its business and results of operations. The age and condition of WES’s pipeline systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce WES’s revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of WES’s pipeline systems could adversely affect its business and results of operations.

WES is subject to stringent and comprehensive environmental laws and regulations that may expose WES to significant costs and liabilities.

WES’s operations are subject to stringent and comprehensive federal, tribal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These environmental laws and regulations may impose numerous obligations that are applicable to WES’s operations, including: (i) the acquisition of permits to conduct regulated activities; (ii) restrictions on the types, quantities and concentrations of materials that can be released into the environment; (iii) limitations on the generation, management and disposal of wastes; (iv) limitations or prohibitions of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; (v) requiring capital expenditures to limit or prevent releases of materials from its pipelines and facilities; and (vi) imposition of substantial liabilities for pollution resulting from WES’s operations or existing at its owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly remedial or corrective actions. Failure to comply with these laws, regulations and permits or any newly adopted legal requirements may result in the assessment of sanctions and administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of WES’s operations in particular areas.
WES may incur significant environmental costs and liabilities in connection with WES’s operations due to WES’s handling of natural gas, crude oil, NGLs and other petroleum products, because of air emissions and discharges related to WES’s operations, and as a result of historical industry operations and waste disposal practices. For example, an accidental release as a result of WES’s operations could subject WES to substantial liabilities arising from environmental cleanup and restoration costs, claims made by owners of the properties through which WES’s gathering or transportation systems pass, neighboring landowners, and other third parties for personal injury, natural resource and property damages, and fines or penalties for related violations of environmental laws or regulations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations. In addition, stricter laws, regulations or enforcement policies could significantly increase WES’s operational or compliance costs as well as the costs of any remedial actions that may become necessary, which could have a material adverse effect on WES’s results of operations or financial condition. For example, regulatory initiatives targeting the reduction of certain air pollutants, such as ground level ozone or GHGs such as methane, have been proposed and/or adopted by the EPA but are currently subject to various legal impediments. The adoption of these or any other laws, regulations or other legally enforceable mandates could increase WES’s oil and natural gas customers’ operating and compliance costs as well as reduce the rate of production of oil or natural gas by operators with whom WES has a business relationship, which could have a material adverse effect on WES’s results of operations and cash flows.
In addition, the legal requirements related to the disposal of wastewater to non-producing underground formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near injection wells used for the disposal of produced water resulting from oil and natural gas activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing operators of wells injecting at certain depths where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has adopted similar permitting, operating, and reporting rules for disposal wells. In addition, class action lawsuits to which WES is not currently a party, have been pursued and additional litigation may arise in the future, in which plaintiffs have or may allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by WES, which could have a material adverse effect on WES’s capital expenditures and operating costs, financial condition, and results of operations.

WES’s construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect its results of operations and financial condition.

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. These uncertainties could also affect downstream assets, which WES does not own or control, but which are critical to certain of WES’s growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations, could have an adverse impact on the completion or utilization of WES’s growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. In addition, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect its results of operations and financial condition. In addition, the construction of additions to WES’s existing assets may require it to obtain new rights-of-way. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s cash flows could be adversely affected.

WES has partial ownership interests in several joint venture legal entities that WES does not operate or control. As a result, among other things, WES may be unable to control the amount of cash it receives or retains from the operation of these entities, and WES could be required to contribute significant cash to fund its share of their operations, which could adversely affect WES’s ability to distribute cash to its partners, including us.

WES’s inability, or limited ability, to control the operations and/or management of joint venture legal entities in which it has a partial ownership interest may result in WES receiving or retaining less cash than it expects. WES also may be unable, or limited in its ability, to cause any such entity to effect significant transactions such as large expenditures or contractual commitments, the construction or acquisition of assets, or the borrowing of money.
In addition, for the equity investments in which WES has a minority ownership interest, WES is unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that WES may be required to fund. Further, the other owners of WES’s equity investments may establish reserves for working capital, capital projects, environmental matters and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could significantly and adversely impact WES’s ability to make cash distributions to its partners, including us.
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

WES does not own all of the land on which its pipelines and facilities have been constructed, and WES is, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if WES does not have valid rights-of-way or if such rights-of-way lapse or terminate. WES obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. Any loss of rights with respect to WES’s real property, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on WES’s business, results of operations, financial position and ability to make cash distributions to its partners, including us.

WES’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs for which WES is not fully insured, its operations and financial results could be adversely affected.

WES’s operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, crude oil, NGLs and produced water, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks or losses of hydrocarbons or produced water as a result of the malfunction of equipment or facilities;

•	fires and explosions (for example, see Items Affecting the Comparability of Financial Results, under Part II, Item 7 of this Form 10-K for a discussion of the incident at the DBM complex); and

•	other hazards that could also result in personal injury, loss of life, pollution, natural resource damages and/or curtailment or suspension of operations.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental or natural resource damage. These risks may also result in curtailment or suspension of WES’s operations. A natural disaster or other hazard affecting the areas in which WES operates could have a material adverse effect on its operations. WES is not fully insured against all risks that may occur in its business. In addition, although WES is insured for environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, WES may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which WES is not fully insured, it could adversely affect WES’s operations and financial condition. Furthermore, WES may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of WES’s insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, WES may be unable to recover from prior owners of its assets, pursuant to certain indemnification rights, for potential environmental liabilities.

WES is exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to WES’s gathering, processing, transportation and disposal agreements, could reduce WES’s ability to make distributions to its partners, including us.

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

WES’s partnership agreement requires it to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by WES’s Special Committee of its Board of Directors at least once a year. In years when WES’s estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to us will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If WES underestimates the appropriate level of estimated maintenance capital expenditures, it may have less cash available for distribution in future periods when actual capital expenditures begin to exceed its previous estimates. Over time, if WES does not set aside sufficient cash reserves or have sufficient sources of financing available to make the expenditures required to maintain its asset base, WES may be unable to pay distributions at the anticipated level and could be required to reduce its distributions.

TAX RISKS TO COMMON UNITHOLDERS

Our taxation as a flow-through entity depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. Likewise, WES’s taxation as a flow-through entity depends on its status as a partnership for U.S. federal income tax purposes, as well as WES not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat WES or us as a corporation for federal income tax purposes or if either WES or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.

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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is 21% for tax years beginning after December 31, 2017, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly on a retroactive basis.

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
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability or WES’s ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory and administrative developments and proposals and their potential effect on your investment in our or WES’s common units.

If the IRS were to contest the federal income tax positions we or WES take, it may adversely impact the market for our common units or WES’s common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we or WES take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or WES take, and a court may not agree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns or WES’s income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us or WES, respectively, in which case our cash available for distribution to our unitholders might be substantially reduced. In addition, our or WES’s current and former unitholders may be required to indemnify us or WES for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our or WES’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us or WES, respectively. To the extent possible under the new rules, our general partner or WES’s general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner or WES’s general partner may elect to have our current or former unitholders or WES’s current or former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their respective interests in us or WES, respectively, during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our or WES’s current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us or WES during the tax year under audit. If, as a result of any such audit adjustment, we or WES are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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
A substantial portion of the amount realized from a unitholder’s sale of units, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture of items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on the sale is less than the unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells units, the unitholder may recognize ordinary income from our allocations of income and gain prior to the sale and from recapture items, which generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in our or WES’s common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours or WES’s that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us or WES to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our or WES’s common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our or WES’s units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our or WES’s unitholders and any gain from the sale of our or WES’s units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder are subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit is also subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act, enacted on December 22, 2017, and applicable to years beginning after December 31, 2017, imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our or WES’s common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods of allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could negatively impact the value of our common units or result in audit adjustments to unitholders’ tax returns.

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

We and WES generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we and WES generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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

Our unitholders are subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders are subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or WES conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we or WES make acquisitions or expand our business, we or WES may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

DBM, one of WES’s wholly owned subsidiaries, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) with respect to alleged noncompliance with certain Risk Management Plan regulations under the Clean Air Act at its DBM complex. In addition, Kerr-McGee Gathering LLC, another of WES’s wholly owned subsidiaries, is currently in negotiations with the EPA and the Department of Justice with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the EPA with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although WES’s management cannot predict the outcome of settlement discussions in these matters, WES’s management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WGP.” The following table sets forth the high and low sales prices of the common units and the cash distribution per unit declared for the periods presented:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017
High Price	$40.93	$43.72	$47.40	$47.82
Low Price	33.92	38.71	40.33	41.77
Distribution per common unit	0.54875	0.53750	0.52750	0.49125
2016
High Price	$46.38	$42.58	$45.20	$37.17
Low Price	40.01	35.52	31.67	19.21
Distribution per common unit	0.46250	0.44750	0.43375	0.42375

As of February 12, 2018, there were four unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the WGP LTIP, which permits the issuance of up to 3,000,000 units, of which 2,944,325 units remained available for future issuance as of December 31, 2017. Phantom unit grants under the WGP LTIP have been made to each of the independent directors of WGP GP. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

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
The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2017 (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

Acquisitions. The following table presents the acquisitions completed by WES for the periods presented in the Summary Financial Information table below. Our consolidated financial statements include the combined financial results and operations for: (i) affiliate acquisitions for all periods presented and (ii) third-party acquisitions since the acquisition date.

	Acquisition Date	Percentage Acquired	Affiliate or Third-party Acquisition
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	Anadarko
Marcellus Interest	03/08/2013	33.75%	Third party
Mont Belvieu JV	06/05/2013	25%	Third party
OTTCO	09/03/2013	100%	Third party
TEFR Interests (2)	03/03/2014	Various (2)	Anadarko
DBM	11/25/2014	100%	Third party
DBJV system	03/02/2015	50%	Anadarko
Springfield system	03/14/2016	50.1%	Anadarko
DBJV system (1)	03/17/2017	50%	Third party

(1)	See Property exchange below.

(2)	WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP.

Property exchange. On March 17, 2017, WES acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. WES previously held a 50% interest in, and operated, the DBJV system.

Divestitures. In June 2017, the Helper and Clawson systems, located in Utah, were sold to a third party. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party.

The information in the following table should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part II, Item 8 of this Form 10-K, and with the information under the captions How WES Evaluates Its Operations, Items Affecting the Comparability of Financial Results, and Results of Operations under Part II, Item 7 of this Form 10-K. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the expected impact the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) will have on WES’s future revenues and expenses.

	Summary Financial Information
thousands except per-unit data and throughput	2017	2016	2015	2014	2013
Statement of Operations Data (for the year ended):
Total revenues and other	$2,248,356	$1,804,270	$1,752,072	$1,533,377	$1,200,060
Operating income (loss)	704,399	704,535	154,182	551,481	321,907
Net income (loss)	573,202	596,980	11,098	453,489	284,679
Net income (loss) attributable to noncontrolling interests	196,595	251,208	(154,409)	165,468	122,173
Net income (loss) attributable to Western Gas Equity Partners, LP	376,607	345,772	165,507	288,021	162,506
Net income (loss) per common unit – basic and diluted	1.72	1.53	0.39	1.02	0.71
Distributions per unit	2.10500	1.76750	1.49125	1.12500	0.82125
Balance Sheet Data (at year end):
Total assets	$8,016,311	$7,736,097	$7,303,344	$7,550,494	$5,341,241
Total long-term liabilities	3,647,006	3,309,944	3,147,681	2,699,244	1,659,229
Total equity and partners’ capital	3,944,879	4,110,766	3,920,098	4,567,946	3,434,669
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$897,412	$913,076	$782,809	$690,662	$597,913
Investing activities	(763,604)	(1,105,534)	(500,277)	(2,740,175)	(1,858,912)
Financing activities	(413,292)	451,836	(250,051)	2,003,605	951,528
Capital expenditures	(673,638)	(473,858)	(637,503)	(804,822)	(851,771)
Throughput (MMcf/d except throughput measured in barrels):
Total throughput for natural gas assets	3,680	4,064	4,300	3,984	3,611
Throughput attributable to noncontrolling interest for natural gas assets	105	124	142	165	168
Total throughput attributable to WES for natural gas assets	3,575	3,940	4,158	3,819	3,443
Throughput for crude oil, NGL and produced water assets (MBbls/d)	201	184	186	154	62

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
The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2017 (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of WES assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if WES had owned the WES assets during the periods reported. For ease of reference, we refer to the historical financial results of the WES assets prior to the acquisitions from Anadarko as being “our” historical financial results.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 by converting WGR Holdings, LLC into an MLP and changing its name to Western Gas Equity Partners, LP. We closed our IPO in December 2012 and own WES GP and a significant limited partner interest in WES, a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream assets. Our consolidated financial statements include the consolidated financial results of WES due to our 100% ownership interest in WES GP and WES GP’s control of WES. Our only cash-generating assets consist of our partnership interests in WES, and we currently have no independent operations.
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs or condensate under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of December 31, 2017, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

(1)	Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2017, included the following:

•
We raised our distribution to $0.54875 per unit for the fourth quarter of 2017, representing a 2% increase over the distribution for the third quarter of 2017 and a 19% increase over the distribution for the fourth quarter of 2016.

•
In March 2017, WES acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration, resulting in a net gain of $125.7 million. See Acquisitions and Divestitures under Part I, Items 1 and 2 of this Form 10-K for additional information.

•
In May 2017, WES reached an agreement with Anadarko to settle the outstanding Deferred purchase price obligation - Anadarko, arising from WES’s acquisition of DBJV, whereby WES made a cash payment to Anadarko of $37.3 million during the second quarter of 2017.

•
On March 1, 2017, 50% of the outstanding WES Series A Preferred units converted into WES common units on a one-for-one basis, and on May 2, 2017, all remaining WES Series A Preferred units converted into WES common units on a one-for-one basis. See Equity Offerings under Part I, Items 1 and 2 of this Form 10-K for additional information.

•	WES commenced operation of the DBM water systems in the second quarter of 2017 and Train VI at the DBM complex (with capacity of 200 MMcf/d) in the fourth quarter of 2017.

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

•
WES raised its distribution to $0.920 per unit for the fourth quarter of 2017, representing a 2% increase over the distribution for the third quarter of 2017 and a 7% increase over the distribution for the fourth quarter of 2016.

•	Throughput attributable to WES for natural gas assets totaled 3,575 MMcf/d for the year ended December 31, 2017, representing a 9% decrease compared to the year ended December 31, 2016.

•	Throughput for crude oil, NGL and produced water assets totaled 201 MBbls/d for the year ended December 31, 2017, representing a 9% increase compared to the year ended December 31, 2016.

•	WES’s operating income (loss) was $707.3 million for the year ended December 31, 2017, which was approximately the same as for the year ended December 31, 2016.

•
Adjusted gross margin for natural gas assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $0.94 per Mcf for the year ended December 31, 2017, representing a 13% increase compared to the year ended December 31, 2016.

•
Adjusted gross margin for crude oil, NGL and produced water assets (as defined under the caption as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $2.10 per Bbl for the year ended December 31, 2017, which was approximately the same as for the year ended December 31, 2016.

Anadarko’s Colorado Response. Following a home explosion in Firestone, Colorado in April 2017, Anadarko took precautionary measures to shut in all operated vertical wells in the DJ Basin to conduct additional inspections. It subsequently tested and permanently plugged, abandoned, and capped all one-inch return lines associated with these wells. In May 2017, the Colorado Oil & Gas Conservation Commission issued a two-phase Notice to Operators (“NTO”) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. During the third quarter, Anadarko substantially completed the requirements of the NTO. In August 2017, following a three-month review of oil and gas operations, the Governor of Colorado announced several policy initiatives designed to enhance public safety, which are to be implemented over the next several months through rulemaking or legislation. Anadarko continues to work cooperatively with state regulators and others and is also cooperating with the NTSB in its investigation related to the incident.

WES’S OPERATIONS

WES’s results are driven primarily by the volumes of natural gas, NGLs, crude oil and produced water WES services through its systems. In WES’s operations, it contracts with producers and customers to provide midstream services focused on natural gas, NGLs, crude oil and produced water. WES gathers natural gas from individual wells or production facilities located near its gathering systems and the natural gas may be compressed and delivered to a processing plant, treating facility or downstream pipeline, and ultimately to end users. WES treats and processes a significant portion of the natural gas that it gathers so that it will satisfy required specifications for pipeline transportation. WES gathers crude oil from individual wells or production facilities located near its gathering systems, and in some cases, treats or stabilizes the crude oil to satisfy required specifications for pipeline transportation. WES also gathers and disposes of produced water.
WES currently has operations in Colorado, Utah, Wyoming, North-central Pennsylvania, Texas and New Mexico, with a substantial portion of its business concentrated in the Rocky Mountains. For example, for the year ended December 31, 2017, 28% of throughput for natural gas assets (excluding equity investment throughput) and 40% of Adjusted gross margin was attributable to the DJ Basin complex.
For the year ended December 31, 2017, 61% of total revenues and 41% of throughput (excluding equity investment throughput) were attributable to transactions with Anadarko. WES also recognized capital contributions from Anadarko of $58.6 million related to the above-market component of its commodity price swap agreements with Anadarko (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Anadarko supports WES’s operations by providing dedications and/or minimum volume commitments with respect to a substantial portion of WES’s throughput.
For the year ended December 31, 2017, 94% of WES’s Adjusted gross margin was attributable to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil and produced water WES gathers, processes, treats, transports or disposes. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
For the year ended December 31, 2017, 6% of WES’s Adjusted gross margin was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which WES has commodity price exposure. See How WES Evaluates Its Operations within this Item 7. A majority of the commodity price risk associated with its percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko, with such agreements set to expire on December 31, 2018.
For the year ended December 31, 2017, 96% of WES’s Adjusted gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole contracts that were hedged with commodity price swap agreements. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
As a result of WES’s acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly in future periods. See Items Affecting the Comparability of Financial Results, set forth below in this Item 7.

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

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s systems, WES must connect to additional wells or production facilities. WES’s success in maintaining or increasing throughput is impacted by the successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas, NGLs, crude oil or produced water volumes currently serviced by its competitors. During the year ended December 31, 2017, WES added 347 receipt points to its systems.

Operating and maintenance expenses. WES monitors operating and maintenance expenses to assess the impact of such costs on the profitability of its assets and to evaluate the overall efficiency of its operations. Operating and maintenance expenses include, among other things, field labor, insurance, repair and maintenance, equipment rentals, contract services, utility costs and services provided to WES or on its behalf. For periods commencing on the date of and subsequent to WES’s acquisition of the WES assets, certain of these expenses are incurred under and governed by WES’s services and secondment agreement with Anadarko.

General and administrative expenses. To help ensure the appropriateness of WES’s general and administrative expenses and maximize its cash available for distribution, WES monitors such expenses through comparison to prior periods and to the annual budget approved by WES GP’s Board of Directors. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. General and administrative expenses for periods prior to WES’s acquisition of the WES assets include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the WES assets. For periods subsequent to the acquisition of the WES assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with WES’s partnership agreement and the WES omnibus agreement. Amounts required to be reimbursed to Anadarko under WES’s omnibus agreement also include those expenses attributable to its status as a publicly traded partnership, such as the following:

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

See further detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Non-GAAP financial measures

Adjusted gross margin attributable to WES. WES defines Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues and other, less cost of product and reimbursements for electricity-related expenses recorded as revenue, plus distributions from equity investments and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to WES’s percent-of-proceeds and keep-whole processing contracts, (ii) costs associated with the valuation of WES’s gas imbalances, and (iii) costs associated with WES’s obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by WES and sold to third parties. These expenses are subject to variability, although a majority of WES’s exposure to commodity price risk inherent in its percent-of-proceeds and keep-whole contracts is mitigated through its commodity price swap agreements with Anadarko. For a discussion of commodity price swap agreements, see Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGL and produced water assets. See Key Performance Metrics within this Item 7.

Adjusted EBITDA attributable to WES. WES defines Adjusted EBITDA attributable to WES (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

•	WES’s operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure or historical cost basis;

•	the ability of WES’s assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.

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

Reconciliation of non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by WES that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to WES and net cash provided by operating activities are the GAAP measures used by WES that are most directly comparable to Adjusted EBITDA. The GAAP measure used by WES that is most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. WES’s non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of WES’s results as reported under GAAP. WES’s definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in WES’s industry, thereby diminishing their utility.
WES’s management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA and Distributable cash flow compared to (as applicable) operating income (loss), net income (loss) attributable to WES and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. WES believes that investors benefit from having access to the same financial measures that its management uses in evaluating its operating results.
The following tables present (a) a reconciliation of the GAAP financial measure of operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of net income (loss) attributable to WES and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and (c) a reconciliation of the GAAP financial measure of net income (loss) attributable to WES to the non-GAAP financial measure of Distributable cash flow:

	Year Ended December 31,
thousands	2017	2016	2015
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$707,271	$708,208	$157,330
Add:
Distributions from equity investments	110,465	103,423	98,298
Operation and maintenance	315,994	308,010	331,972
General and administrative	47,796	45,591	41,319
Property and other taxes	46,818	40,145	33,288
Depreciation and amortization	290,874	272,933	272,611
Impairments	178,374	15,535	515,458
Less:
Gain (loss) on divestiture and other, net	132,388	(14,641)	57,024
Proceeds from business interruption insurance claims	29,882	16,270	—
Equity income, net – affiliates	85,194	78,717	71,251
Reimbursed electricity-related charges recorded as revenues	56,823	59,733	54,175
Adjusted gross margin attributable to noncontrolling interest	16,827	16,323	16,779
Adjusted gross margin	$1,376,478	$1,337,443	$1,251,047
Adjusted gross margin for natural gas assets	$1,222,632	$1,194,877	$1,119,555
Adjusted gross margin for crude oil, NGL and produced water assets	153,846	142,566	131,492

	Year Ended December 31,
thousands	2017	2016	2015
Reconciliation of Net income (loss) attributable to WES to Adjusted EBITDA
Net income (loss) attributable to WES	$567,483	$591,331	$4,106
Add:
Distributions from equity investments	110,465	103,423	98,298
Non-cash equity-based compensation expense	4,947	5,591	4,402
Interest expense	142,386	114,921	113,872
Income tax expense	4,905	8,372	45,532
Depreciation and amortization (1)	288,087	270,311	270,004
Impairments	178,374	15,535	515,458
Other expense (1)	145	224	1,290
Less:
Gain (loss) on divestiture and other, net	132,388	(14,641)	57,024
Equity income, net – affiliates	85,194	78,717	71,251
Interest income – affiliates	16,900	16,900	16,900
Other income (1)	1,283	524	219
Income tax benefit	39	—	—
Adjusted EBITDA	$1,060,988	$1,028,208	$907,568
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$901,495	$917,585	$785,645
Interest (income) expense, net	125,486	98,021	96,972
Uncontributed cash-based compensation awards	25	856	214
Accretion and amortization of long-term obligations, net	(4,254)	3,789	(17,698)
Current income tax (benefit) expense	2,408	5,817	34,186
Other (income) expense, net	(1,299)	(479)	619
Distributions from equity investments in excess of cumulative earnings – affiliates	23,085	21,238	16,244
Changes in operating working capital of WES:
Accounts receivable, net	16,127	48,947	4,371
Accounts and imbalance payables and accrued liabilities, net	6,930	(58,359)	(1,006)
Other, net	4,491	4,367	720
Adjusted EBITDA attributable to noncontrolling interest of WES	(13,506)	(13,574)	(12,699)
Adjusted EBITDA	$1,060,988	$1,028,208	$907,568
Cash flow information of WES
Net cash provided by operating activities	$901,495	$917,585	$785,645
Net cash used in investing activities	(763,604)	(1,105,534)	(500,277)
Net cash provided by (used in) financing activities	(417,002)	447,841	(254,389)

(1)
Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex. Other expense also includes $0.1 million, $0.2 million and $0.4 million of lower of cost or market inventory adjustments, primarily at the DBM complex for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
thousands except Coverage ratio	2017		2016	2015
Reconciliation of Net income (loss) attributable to WES to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to WES	$567,483		$591,331	$4,106
Add:
Distributions from equity investments	110,465		103,423	98,298
Non-cash equity-based compensation expense	4,947		5,591	4,402
Non-cash settled interest expense, net (1)	71		(7,747)	14,400
Income tax (benefit) expense	4,866		8,372	45,532
Depreciation and amortization (2)	288,087		270,311	270,004
Impairments	178,374		15,535	515,458
Above-market component of swap agreements with Anadarko (3)	58,551		45,820	18,449
Other expense (2)	145		224	1,290
Less:
Gain (loss) on divestiture and other, net	132,388		(14,641)	57,024
Equity income, net – affiliates	85,194		78,717	71,251
Cash paid for maintenance capital expenditures (2)	49,684		63,630	53,882
Capitalized interest	6,826		5,562	8,318
Cash paid for (reimbursement of) income taxes	1,194		838	(138)
Series A Preferred unit distributions	7,453		45,784	—
Other income (2)	1,283		524	219
Distributable cash flow	$928,967		$852,446	$781,383
Distributions declared (4)
Limited partners of WES – common units	$538,244
General partner of WES	286,624
Total	$824,868
Coverage ratio	1.13	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)
Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex. Other expense also includes $0.1 million, $0.2 million and $0.4 million of lower of cost or market inventory adjustments, primarily at the DBM complex for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)
Reflects WES cash distributions of $3.590 per unit declared for the year ended December 31, 2017, including the cash distribution of $0.920 per unit paid on February 13, 2018, for the fourth-quarter 2017 distribution.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2017	2016	2015
General and administrative expenses	$263	$258	$256
Public company expenses	1,821	2,449	1,997
Total reimbursement	$2,084	$2,707	$2,253

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

Distributions. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days after the end of each quarter. Our only cash-generating assets are our partnership interests in WES, consisting of general partner units, common units and IDRs, on which we expect to receive quarterly distributions from WES. Our cash flow and resulting ability to make cash distributions are therefore completely dependent upon WES’s ability to make cash distributions with respect to our partnership interests in WES. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

WGP LTIP. Concurrently with the WGP IPO, WGP GP adopted the WGP LTIP. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

WGP RCF. In March 2016, we entered into a $250.0 million WGP RCF which matures in March 2019. The WGP RCF may be used to buy WES common units and for general partnership purposes. The WGP RCF contains an accordion feature whereby we can increase the commitments under the WGP RCF up to an aggregate of $500.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. As of December 31, 2017, we had $28.0 million of outstanding borrowings, resulting in $222.0 million available for borrowing under the WGP RCF. At December 31, 2017, the interest rate and commitment fee rate on the WGP RCF was 3.57% and 0.30%, respectively.
The WGP RCF contains certain customary affirmative and negative covenants, including the maintenance of a consolidated leverage ratio of not more than 3.50 to 1.00 and limitations on the ability of us and WES GP to, among other things, (i) materially alter the character of their business on a consolidated basis from the midstream business, (ii) create, assume or suffer to exist liens on their assets, (iii) enter into transactions with affiliates, (iv) make distributions upon the occurrence of certain events of default, (v) create, incur or assume indebtedness, (vi) make dispositions of their assets, (vii) enter into sale and leasebacks and (viii) consolidate with or merge into any other entity or convey, transfer or lease their properties and assets substantially as an entirety to any person or entity. At December 31, 2017, we were in compliance with all covenants under the WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million.
See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

WGP WCF. On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The facility was previously available to exclusively fund our working capital borrowings. The WGP WCF matured on November 1, 2017.

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WGP. The differences between net income (loss) attributable to WES and net income (loss) attributable to WGP are reconciled as follows:

	Year Ended December 31,
thousands	2017	2016	2015
Net income (loss) attributable to WES	$567,483	$591,331	$4,106
Limited partner interests in WES not held by WGP (1)	(185,860)	(240,245)	164,510
General and administrative expenses (2)	(2,872)	(3,657)	(3,109)
Other income (expense), net	85	66	41
Property and other taxes	—	(16)	(39)
Interest expense	(2,229)	(1,707)	(2)
Net income (loss) attributable to WGP	$376,607	$345,772	$165,507

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of December 31, 2017, 2016 and 2015, the public held a 59.6%, 60.0% and 55.1% limited partner interest in WES, respectively. Other subsidiaries of Anadarko separately held a 9.1%, 8.6% and 8.5% limited partner interest in WES as of December 31, 2017, 2016 and 2015, respectively. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Year Ended December 31,
thousands	2017	2016	2015
WES net cash provided by operating activities	$901,495	$917,585	$785,645
General and administrative expenses (1)	(2,872)	(3,657)	(3,109)
Non-cash equity-based compensation expense	247	251	257
Changes in working capital	8	27	16
Other income (expense), net	85	66	41
Property and other taxes	—	(16)	(39)
Interest expense	(2,229)	(1,707)	(2)
Debt related amortization and other items, net	678	527	—
WGP net cash provided by operating activities	$897,412	$913,076	$782,809

WES net cash provided by (used in) financing activities	$(417,002)	$447,841	$(254,389)
Proceeds from the issuance of WES common units, net of offering expenses (2)	—	(25,000)	—
Distributions to WGP unitholders (3)	(441,967)	(374,082)	(306,477)
Distributions to WGP from WES (4)	445,677	377,097	311,965
WGP RCF borrowings, net of issuance costs	—	25,980	—
WGP WCF repayments	—	—	(1,150)
WGP net cash provided by (used in) financing activities	$(413,292)	$451,836	$(250,051)

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

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

Western Gas Partners, LP

WES’s historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods. Further, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the expected impact the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) will have on WES’s future revenues and expenses.

Gathering and processing agreements. Certain of the gathering agreements for the Haley, DBJV and Springfield systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts.
On December 20, 2017, WES renewed its commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2018, with an effective date of January 1, 2018. Revenues or costs attributable to volumes settled during the respective agreement period, at the applicable market price, are recognized in the consolidated statements of operations. WES also records a capital contribution from Anadarko in its consolidated statements of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

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

•
DBJV acquisition. In March 2015, WES acquired Anadarko’s interest in DBJV for an anticipated cash payment of $282.8 million due to Anadarko on March 31, 2020. In May 2017, WES reached an agreement with Anadarko to settle this obligation with a cash payment to Anadarko of $37.3 million, which was equal to the estimated net present value of the obligation at March 31, 2017.

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

•
Property exchange. On March 17, 2017, WES acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. WES previously held a 50% interest in, and operated, the DBJV system. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. Results of operations attributable to the Property Exchange were included in the consolidated statements of operations beginning on the acquisition date in the first quarter of 2017.

•
Helper and Clawson divestiture. In June 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

DBM complex. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II sustained the most damage of the processing trains and returned to service in December 2016. Train III experienced minimal damage and returned to full service in May 2016. For the year ended December 31, 2015, $20.3 million of losses were recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable. During the year ended December 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in the estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the years ended December 31, 2017 and 2016, WES received $52.9 million and $33.8 million, respectively, in cash proceeds from insurers related to the incident at the DBM complex, including $29.9 million and $16.3 million, respectively, in proceeds from business interruption insurance claims and $23.0 million and $17.5 million, respectively, in proceeds from property insurance claims. As of December 31, 2017 and 2016, the consolidated balance sheets included receivables of zero and $30.0 million, respectively, for the property insurance claim related to the incident at the DBM complex. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact are referred to as the “DBM outage.” See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. During 2015, WES recognized impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. During 2017, WES recognized an impairment of $158.8 million at the Granger complex due to a reduced throughput fee as a result of a producer’s bankruptcy.

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

Impact of crude oil, natural gas and NGL prices. Crude oil, natural gas and NGL prices can fluctuate significantly, and have done so over time. These fluctuations in commodity prices affect the overall level of WES’s customers’ activity and how its customers allocate their capital within their own portfolio of assets. The relatively volatile commodity price environment over the past decade has impacted drilling activity in several of the basins served by WES’s assets. Many of WES’s customers, including Anadarko, have shifted capital spending towards opportunities with superior economics and reduced activity in other areas. To the extent possible, WES will continue to connect new wells or production facilities to its systems to mitigate the impact of natural production declines in order to maintain throughput on its systems. However, WES’s success in connecting additional wells or production facilities is dependent on the activity levels of its customers. Additionally, WES will continue to evaluate the crude oil, NGL and natural gas price environments and adjust capital spending plans to reflect its customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.

Liquidity and access to capital markets. Under the terms of WES’s partnership agreement, it is required to distribute all of its available cash to its unitholders, which makes WES dependent upon raising capital to fund growth projects and acquisitions. Historically, WES has accessed the debt and equity capital markets to raise money for growth projects and acquisitions. From time to time, capital market turbulence and investor sentiment towards MLPs have raised WES’s cost of capital and, in some cases, temporarily made certain sources of capital unavailable. If WES is unable either to access the capital markets or find alternative sources of capital at reasonable costs, WES’s growth strategy will be more challenging to execute.

Changes in regulations. WES’s operations and the operations of its customers have been, and will continue to be, affected by political developments and federal, state, tribal, local and other laws and regulations that are becoming more numerous, more stringent and more complex. These laws and regulations include, among other things, limitations on hydraulic fracturing and other oil and gas operations, pipeline safety and integrity requirements, permitting requirements, environmental protection measures such as limitations on methane and other GHG emissions, and restrictions on produced water disposal wells. In addition, in certain areas in which WES operates, public protests of oil and gas operations are becoming more frequent. Previously unsuccessful ballot initiatives that would impose setback requirements are being revived in Colorado, and WES anticipates that regulation of the oil and gas industry will be an issue in that state’s upcoming gubernatorial election. The number and scope of the regulations with which WES and its customers must comply has a meaningful impact on WES’s and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect both the throughput on and profitability of WES’s assets.

Impact of inflation. Although inflation in the United States has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, the recent U.S. income tax reform and the governmental stimulus plans enacted since 2008. To the extent permitted by regulations and escalation provisions in certain of WES’s existing agreements, it has the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, both short- and longer-term interest rates remained low during 2017 relative to historical averages. However, short-term interest rates experienced a sharp increase in response to the Federal Open Market Committee (“FOMC”) raising its target range for the federal funds rate three separate times during 2017. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in WES’s financing costs. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. A key component of WES’s growth strategy is to acquire midstream assets from Anadarko and third parties over time. As of December 31, 2017, Anadarko’s total domestic midstream asset portfolio, excluding the assets WES owns, consisted of three gathering systems, 2,902 miles of pipeline, 20 processing and/or treating facilities, three oil pipelines, one NGL pipeline and four produced water disposal systems.
WES may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions from Anadarko or third parties on economically acceptable terms, including as a result of increases in WES’s overall cost of capital, its future growth could be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.
WES has from time to time discussed, and may continue to discuss in the future, various transactions that would result in a simplification of its capital structure, including the potential modification or elimination of its IDRs. To date, no proposals have been made. Future evaluation of any such transaction, if any, will be based on a variety of factors, including general industry and market conditions. As a result, WES can provide no assurance regarding the likelihood, timing or structure of any such transaction. If consummated, a simplification transaction could be dilutive to the holders of WES’s common units and reduce the rate of WES’s future distribution growth.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2017	2016	2015
Total revenues and other (1)	$2,248,356	$1,804,270	$1,752,072
Equity income, net – affiliates	85,194	78,717	71,251
Total operating expenses (1)	1,788,549	1,176,408	1,723,017
Gain (loss) on divestiture and other, net	132,388	(14,641)	57,024
Proceeds from business interruption insurance claims (2)	29,882	16,270	—
Operating income (loss)	707,271	708,208	157,330
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(142,386)	(114,921)	(113,872)
Other income (expense), net	1,299	479	(619)
Income (loss) before income taxes	583,084	610,666	59,739
Income tax (benefit) expense	4,866	8,372	45,532
Net income (loss)	578,218	602,294	14,207
Net income attributable to noncontrolling interest	10,735	10,963	10,101
Net income (loss) attributable to WES (3)	$567,483	$591,331	$4,106
Key performance metrics (4)
Adjusted gross margin	$1,376,478	$1,337,443	$1,251,047
Adjusted EBITDA	1,060,988	1,028,208	907,568
Distributable cash flow	928,967	852,446	781,383

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

(4)
Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 7. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations–Reconciliation of non-GAAP measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2017” refer to the comparison of the year ended December 31, 2017, to the year ended December 31, 2016, and any increases or decreases “for the year ended December 31, 2016” refer to the comparison of the year ended December 31, 2016, to the year ended December 31, 2015.

Throughput

	Year Ended December 31,
	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	958	1,537	(38)%	1,791	(14)%
Processing	2,563	2,350	9%	2,331	1%
Equity investment (1)	159	177	(10)%	178	(1)%
Total throughput for natural gas assets	3,680	4,064	(9)%	4,300	(5)%
Throughput attributable to noncontrolling interest for natural gas assets	105	124	(15)%	142	(13)%
Total throughput attributable to WES for natural gas assets	3,575	3,940	(9)%	4,158	(5)%
Throughput for crude oil, NGL and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	71	57	25%	69	(17)%
Equity investment (2)	130	127	2%	117	9%
Total throughput for crude oil, NGL and produced water assets	201	184	9%	186	(1)%

(1)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(2)	Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, and 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 579 MMcf/d for the year ended December 31, 2017, primarily due to the Property Exchange in March 2017 (decrease of 399 MMcf/d), production declines in the areas around the Marcellus Interest (decrease of 44 MMcf/d) and Springfield gas gathering systems (decrease of 44 MMcf/d), and the sale of the Hugoton system in October 2016 (decrease of 44 MMcf/d).
Gathering, treating and transportation throughput decreased by 254 MMcf/d for the year ended December 31, 2016, primarily due to decreased throughput at the Bison facility due to volumes being diverted to a third-party treater and the sale of the Dew and Pinnacle systems in July 2015.
Processing throughput increased by 213 MMcf/d for the year ended December 31, 2017, primarily due to the DBM outage in 2016, the start-up of Train IV and Train V at the DBM complex in May 2016 and October 2016, respectively, and increased production in the areas around the DJ Basin complex. These increases were partially offset by production declines in the areas around the Chipeta complex and MGR assets.
Processing throughput increased by 19 MMcf/d for the year ended December 31, 2016, primarily due to increased production in the areas around the DJ Basin complex and the start-up of Train IV at the DBM complex in May 2016. These increases were partially offset by production declines around the Chipeta and Granger complexes, the MGR assets, and the Hilight system.
Equity investment throughput decreased by 18 MMcf/d for the year ended December 31, 2017, primarily due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude oil, NGL and produced water assets

Gathering, treating, transportation and disposal throughput increased by 14 MBbls/d for the year ended December 31, 2017, primarily due to throughput from the DBM water systems, which commenced operation during the second quarter of 2017, partially offset by decreased throughput at the Springfield oil gathering system due to production declines in the area. Equity investment throughput increased by 3 MBbls/d for the year ended December 31, 2017, primarily due to increased volumes on FRP and TEG as a result of increased NGL production and an increase at the Mont Belvieu JV due to higher inlet throughput. These increases were partially offset by decreased throughput at White Cliffs as a result of a competitive pipeline commencing service in September 2016.
Gathering, treating, transportation and disposal throughput decreased by 12 MBbls/d for the year ended December 31, 2016, primarily due to decreased throughput at the Springfield oil gathering system due to production declines in the area. Equity investment throughput increased by 10 MBbls/d for the year ended December 31, 2016, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.

Gathering, Processing, Transportation and Disposal Revenues

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Gathering, processing, transportation and disposal revenues	$1,237,949	$1,227,849	1%	$1,128,838	9%

Revenues from gathering, processing, transportation and disposal increased by $10.1 million for the year ended December 31, 2017, primarily due to increases of (i) $88.7 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 7), (ii) $39.1 million at the DJ Basin complex due to a higher processing fee ($29.4 million) and increased throughput ($9.7 million) and (iii) $9.2 million at the DBM water systems, which commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $42.9 million due to the Property Exchange in March 2017, (ii) $31.7 million at the Springfield system and $14.0 million at the Chipeta complex due to throughput decreases, (iii) $16.0 million due to the sale of the Hugoton system in October 2016, (iv) $9.7 million at the Granger complex due to a lower processing fee and (v) $9.0 million at the Marcellus Interest systems due to decreased throughput.
Revenues from gathering, processing, transportation and disposal increased by $99.0 million for the year ended December 31, 2016, primarily due to increases of (i) $114.0 million at the DJ Basin complex resulting from increased throughput ($108.4 million) and a higher gathering fee ($5.6 million), as well as (ii) $19.8 million at the DBM complex due to increased throughput and a higher processing fee. These increases were partially offset by decreases of (i) $22.0 million at the Springfield system due to a decrease in throughput and (ii) $17.6 million due to the sale of the Dew and Pinnacle systems in July 2015.

Natural Gas and Natural Gas Liquids Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Natural gas sales (1)	$382,303	$230,366	66%	$242,826	(5)%
Natural gas liquids sales (1)	607,630	341,947	78%	375,123	(9)%
Total	$989,933	$572,313	73%	$617,949	(7)%
Average price per unit (1):
Natural gas (per Mcf)	$2.92	$2.51	16%	$3.28	(23)%
Natural gas liquids (per Bbl)	23.24	19.96	16%	22.38	(11)%

(1)
Excludes amounts considered above market with respect to WES’s swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016) that were recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For the year ended December 31, 2017, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the MGR assets and DJ Basin complex. For the years ended December 31, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system (until its divestiture in October 2016), MGR assets and DJ Basin complex. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The increase in natural gas sales of $151.9 million for the year ended December 31, 2017, was primarily due to increases of (i) $93.4 million at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 7) and (ii) $64.2 million at the DJ Basin complex due to an increase in the swap market price and volumes sold. These increases were partially offset by a decrease of $12.3 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
The decrease in natural gas sales of $12.5 million for the year ended December 31, 2016, was primarily due to decreases of (i) $9.9 million at the Hilight system due to a decrease in average price and volumes sold, (ii) $5.5 million at the DJ Basin complex due to the partial equity treatment of the above-market swap agreement beginning July 1, 2015, partially offset by an increase in volumes sold and (iii) $3.8 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by an increase of $8.7 million at the DBM complex due to an increase in volumes sold.
The increase in NGLs sales of $265.7 million for the year ended December 31, 2017, was primarily due to increases of (i) $255.3 million at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 7), (ii) $46.3 million at the DJ Basin complex due to an increase in the swap market price and volumes sold and (iii) $15.3 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $64.5 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
The decrease in NGLs sales of $33.2 million for the year ended December 31, 2016, was primarily due to decreases of (i) $35.6 million at the MGR assets due to a decrease in volumes sold and (ii) $8.3 million and $4.8 million at the DJ Basin complex and Hugoton system, respectively, due to the partial equity treatment of the above-market swap agreements beginning July 1, 2015, for the DJ Basin complex and October 1, 2015, for the Hugoton system. These decreases were partially offset by an increase of $17.5 million at the DBM complex due to an increase in average price and volumes sold.

Other Revenues

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Other revenues	$20,474	$4,108	NM	$5,285	(22)%

NM-Not Meaningful

For the year ended December 31, 2017, other revenues increased by $16.4 million, primarily due to deficiency fees of $8.8 million at the Chipeta complex and $7.2 million at the DBM water systems in 2017.

Equity Income, Net – Affiliates

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Equity income, net – affiliates	$85,194	$78,717	8%	$71,251	10%

For the year ended December 31, 2017, equity income, net – affiliates increased by $6.5 million, primarily due to an increase in equity income from the Mont Belvieu JV due to product price increases and due to WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union in 2016.
For the year ended December 31, 2016, equity income, net – affiliates increased by $7.5 million, primarily due to WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union in 2015, and increases in equity income from the TEFR Interests and the Mont Belvieu JV due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
NGL purchases (1)	$527,298	$238,660	121%	$251,222	(5)%
Residue purchases (1)	357,395	231,722	54%	253,619	(9)%
Other	24,000	23,812	1%	23,528	1%
Cost of product	908,693	494,194	84%	528,369	(6)%
Operation and maintenance	315,994	308,010	3%	331,972	(7)%
Total cost of product and operation and maintenance expenses	$1,224,687	$802,204	53%	$860,341	(7)%

(1)
Excludes amounts considered above market with respect to WES’s swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016) that were recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For the year ended December 31, 2017, cost of product expense included the effects of commodity price swap agreements attributable to purchases for the MGR assets and DJ Basin complex. For the years ended December 31, 2016 and 2015, cost of product expense included the effects of commodity price swap agreements attributable to purchases for the Hugoton system (until its divestiture in October 2016), MGR assets and DJ Basin complex. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

NGL purchases increased by $288.6 million for the year ended December 31, 2017, primarily due to increases of (i) $247.3 million at the DBM complex due to an increase in average price and volumes purchased (see Operating Results–Throughput within this Item 7), (ii) $52.8 million at the DJ Basin complex due to an increase in the swap market price and volumes purchased and (iii) $13.1 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $34.3 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
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
Residue purchases increased by $125.7 million for the year ended December 31, 2017, primarily due to increases of (i) $81.5 million at the DBM complex due to an increase in average price and volumes purchased (see Operating Results–Throughput within this Item 7), (ii) $53.2 million at the DJ Basin complex due to an increase in the swap market price and volumes purchased and (iii) $4.8 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $15.8 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
Residue purchases decreased by $21.9 million for the year ended December 31, 2016, primarily due to decreases of (i) $9.8 million at the DJ Basin complex due to the partial equity treatment of the above-market swap agreement beginning July 1, 2015, partially offset by an increase in volume, (ii) $8.9 million at the Hilight system due to a decrease in volume and average price and (iii) $4.0 million at the MGR assets due to a decrease in volume, partially offset by an increase in average swap price. These decreases were partially offset by an increase of $3.4 million at the DBM complex due to an increase in volume.
Other items increased by $0.2 million for the year ended December 31, 2017, primarily due to changes in affiliate contract terms at the DJ Basin complex in 2017, partially offset by decreases at the DBM complex due to (i) fees paid in 2016 for rerouting volumes due to the DBM outage and (ii) changes in imbalance positions.
Other items increased by $0.3 million for the year ended December 31, 2016, primarily due to fees paid for rerouting volumes due to the DBM outage, partially offset by changes in imbalance positions, primarily at the DJ Basin and DBM complexes.
Operation and maintenance expense increased by $8.0 million for the year ended December 31, 2017, primarily due to increases of (i) $8.6 million at the DJ Basin complex primarily due to an increase in surface maintenance and plant repairs, (ii) $5.5 million at the DBM complex primarily due to increases in utilities expense and salaries and wages, partially offset by a decrease in surface maintenance and plant repairs, and (iii) $4.5 million due to the Property Exchange in March 2017. These increases were partially offset by decreases of (i) $7.5 million due to the sale of the Hugoton system in October 2016 and (ii) $4.4 million at the Chipeta complex primarily due to a decrease in utilities expense.
Operation and maintenance expense decreased by $24.0 million for the year ended December 31, 2016, primarily due to decreases of (i) $7.3 million at the Springfield system primarily due to decreases in salaries and wages and equipment rental, (ii) $4.6 million at the Chipeta complex primarily due to decreases in utilities expense and surface maintenance and plant repairs, (iii) $4.5 million due to the sale of the Dew and Pinnacle systems in July 2015, (iv) $4.4 million at the DJ Basin complex primarily due to decreases in surface maintenance and plant repairs, contract labor and consulting services, and other operating costs, partially offset by an increase in utilities expense, (v) $3.8 million at the Hugoton system primarily due to a decrease in salaries and wages, and (vi) $2.6 million at the Hilight system primarily due to a decrease in surface maintenance and plant repairs. These decreases were partially offset by an increase of $4.0 million at the DBM complex, primarily due to increases in surface maintenance and plant repairs, salaries and wages, and equipment rental, all partially offset by decreases in chemicals and treating services and other operating costs.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
General and administrative	$47,796	$45,591	5%	$41,319	10%
Property and other taxes	46,818	40,145	17%	33,288	21%
Depreciation and amortization	290,874	272,933	7%	272,611	—%
Impairments	178,374	15,535	NM	515,458	(97)%
Total other operating expenses	$563,862	$374,204	51%	$862,676	(57)%

General and administrative expenses increased by $2.2 million for the year ended December 31, 2017, primarily due to (i) increases in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement and (ii) bad debt expense. These increases were partially offset by decreases in legal and consulting fees.
General and administrative expenses increased by $4.3 million for the year ended December 31, 2016, primarily due to increases in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement.
Property and other taxes increased by $6.7 million for the year ended December 31, 2017, primarily due to ad valorem tax increases of $4.2 million at the DJ Basin complex, $1.8 million at the DBJV system and $1.7 million at the DBM complex.
Property and other taxes increased by $6.9 million for the year ended December 31, 2016, primarily due to ad valorem tax increases of $7.2 million at the DJ Basin complex and $1.0 million at the DBM complex, partially offset by ad valorem tax decreases of $1.5 million at the Chipeta complex and $0.9 million due to the sale of the Hugoton system in October 2016.
Depreciation and amortization expense increased by $17.9 million for the year ended December 31, 2017, primarily due to depreciation expense increases of (i) $15.7 million due to the Property Exchange in March 2017, (ii) $11.3 million at the Bison facility due to a change in the estimated property life and (iii) $10.6 million related to capital projects at the DBM complex. These increases were partially offset by decreases of (i) $7.3 million at the Granger complex due to an impairment recorded in the first quarter of 2017 (see impairment expense below), (ii) $5.5 million due to the sale of the Hugoton system in October 2016, (iii) $4.4 million at the MGR assets due to a change in the estimated property life and (iv) $3.4 million at the DJ Basin complex due to a change in estimated salvage values.
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
Impairment expense for the year ended December 31, 2017, included (i) a $158.8 million impairment at the Granger complex, (ii) an $8.2 million impairment at the Hilight system, (iii) a $3.7 million impairment at the Granger straddle plant, (iv) a $3.1 million impairment at the Fort Union system, (v) a $2.0 million impairment of an idle facility in northeast Wyoming and (vi) an impairment related to the cancellation of a pipeline project in West Texas.
Impairment expense for the year ended December 31, 2016, included (i) a $6.1 million impairment at the Newcastle system and (ii) $9.4 million of impairments primarily related to the cancellation of projects at the DJ Basin complex and the Springfield and DBJV systems, and the abandonment of compressors at the MIGC system.
Impairment expense for the year ended December 31, 2015, included (i) a $280.2 million impairment at the Red Desert complex, (ii) a $220.9 million impairment at the Hilight system and (iii) $14.4 million of impairments primarily related to the abandonment of compressors at the MIGC system and the cancellation of projects at the Non-Operated Marcellus Interest systems and the Brasada, Red Desert and DJ Basin complexes.
For further information on impairment expense for the years ended December 31, 2017, 2016 and 2015, see Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Income – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Note receivable – Anadarko	$16,900	$16,900	—%	$16,900	—%
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%
Third parties
Long-term debt	$(142,525)	$(121,832)	17%	$(102,058)	19%
Amortization of debt issuance costs and commitment fees	(6,616)	(6,398)	3%	(5,734)	12%
Capitalized interest	6,826	5,562	23%	8,318	(33)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(71)	7,747	(101)%	(14,398)	(154)%
Interest expense	$(142,386)	$(114,921)	24%	$(113,872)	1%

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $27.5 million for the year ended December 31, 2017, primarily due to (i) accretion revisions in 2016 recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), (ii) $12.3 million of interest incurred on the 2026 Notes issued in July 2016 and (iii) $8.7 million of interest incurred on the additional 2044 Notes issued in October 2016. These increases were partially offset by an increase in capitalized interest of $1.3 million, primarily due to the construction of Train VI beginning in the fourth quarter of 2016 and the purchase of long-lead items associated with the Mentone plant, partially offset by a decrease due to the completion of Trains IV and V in May 2016 and October 2016, respectively, all located at the DBM complex.
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

Income Tax (Benefit) Expense

	Year Ended December 31,
thousands except percentages	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Income (loss) before income taxes	$583,084	$610,666	(5)%	$59,739	NM
Income tax (benefit) expense	4,866	8,372	(42)%	45,532	(82)%
Effective tax rate	1%	1%		76%

WES is not a taxable entity for U.S. federal income tax purposes. However, WES’s income apportionable to Texas is subject to Texas margin tax. For the year ended December 31, 2017, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to WES’s share of Texas margin tax. For the years ended December 31, 2016 and 2015, the variance from the federal statutory rate was primarily due to federal and state taxes on pre-acquisition income attributable to the WES assets acquired from Anadarko, and WES’s share of Texas margin tax.
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

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2015	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$1,222,632	$1,194,877	2%	$1,119,555	7%
Adjusted gross margin for crude oil, NGL and produced water assets (2)	153,846	142,566	8%	131,492	8%
Adjusted gross margin (3)	1,376,478	1,337,443	3%	1,251,047	7%
Adjusted gross margin per Mcf for natural gas assets (4)	0.94	0.83	13%	0.74	12%
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets (5)	2.10	2.11	—%	1.93	9%
Adjusted EBITDA (3)	1,060,988	1,028,208	3%	907,568	13%
Distributable cash flow (3)	928,967	852,446	9%	781,383	9%

(1)
Adjusted gross margin for natural gas assets is calculated as total revenues and other for natural gas assets, less reimbursements for electricity-related expenses recorded as revenue and cost of product for natural gas assets, plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin for natural gas assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation of non-GAAP measures within this Item 7.

(2)
Adjusted gross margin for crude oil, NGL and produced water assets is calculated as total revenues and other for crude oil, NGL and produced water assets, less reimbursements for electricity-related expenses recorded as revenue and cost of product for crude oil, NGL and produced water assets, plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude oil, NGL and produced water assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation of non-GAAP measures within this Item 7.

(3)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation of non-GAAP measures within this Item 7.

(4)	Average for period. Calculated as Adjusted gross margin for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(5)	Average for period. Calculated as Adjusted gross margin for crude oil, NGL and produced water assets, divided by total throughput (MBbls/d) for crude oil, NGL and produced water assets.

Adjusted gross margin. Adjusted gross margin increased by $39.0 million for the year ended December 31, 2017, primarily due to (i) an increase in throughput at the DBM complex, (ii) an increase in processed volumes at the DJ Basin complex and (iii) the start-up of the DBM water systems during the second quarter of 2017. These increases were partially offset by decreases from (i) the Property Exchange in March 2017, (ii) lower throughput at the Springfield and Marcellus Interest systems, (iii) the partial equity treatment of the above-market swap agreement at the MGR assets beginning January 1, 2017, and (iv) the sale of the Hugoton system in October 2016.
Adjusted gross margin increased by $86.4 million for the year ended December 31, 2016, primarily due to an increase in volumes at the DJ Basin and DBM complexes and the Haley system. These increases were partially offset by the sale of the Dew and Pinnacle systems in July 2015 and lower volumes at the MGR assets and the Springfield and Hugoton systems.
Adjusted gross margin per Mcf for natural gas assets increased by $0.11 for the year ended December 31, 2017, primarily due to the Property Exchange in March 2017 and increased throughput at the DBM and DJ Basin complexes.
Adjusted gross margin per Mcf for natural gas assets increased by $0.09 for the year ended December 31, 2016, primarily due to increased volumes in the DJ Basin due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex) and increased volumes in West Texas due to the start-up of Trains IV and V (both within the DBM complex) in May 2016 and October 2016, respectively. These increases were partially offset by decreased volumes at the Springfield gas gathering system.
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets decreased by $0.01 for the year ended December 31, 2017, primarily due to (i) lower throughput at the Springfield oil gathering system and (ii) the start-up of the DBM water systems during the second quarter of 2017. These decreases were partially offset by higher distributions received from TEP.
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets increased by $0.18 for the year ended December 31, 2016, primarily due to higher distributions received from the Mont Belvieu JV and White Cliffs.

Adjusted EBITDA. Adjusted EBITDA increased by $32.8 million for the year ended December 31, 2017, primarily due to a $444.1 million increase in total revenues and other, a $13.6 million increase in business interruption proceeds and a $7.0 million increase in distributions from equity investments. These amounts were partially offset by a $414.5 million increase in cost of product (net of lower of cost or market inventory adjustments), an $8.0 million increase in operation and maintenance expenses, a $6.7 million increase in property and other tax expense, and a $2.8 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
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

Distributable cash flow. Distributable cash flow increased by $76.5 million for the year ended December 31, 2017, primarily due to a $38.3 million decrease in WES Series A Preferred unit distributions, a $32.8 million increase in Adjusted EBITDA, a $13.9 million decrease in cash paid for maintenance capital expenditures, and a $12.7 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by a $20.9 million increase in net cash paid for interest expense.
Distributable cash flow increased by $71.1 million for the year ended December 31, 2016, primarily due to a $120.6 million increase in Adjusted EBITDA and a $27.4 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by distributions of $45.8 million on the WES Series A Preferred units issued in 2016, a $20.4 million increase in net cash paid for interest expense and a $9.7 million increase in cash paid for maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of December 31, 2017, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of WES’s commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
During the second quarter of 2017, WES reached a settlement with insurers related to the insurance claim filed for the incident at the DBM complex and final proceeds were received. Recoveries from the business interruption insurance claim related to the DBM outage were recognized as income when cash proceeds were received from insurers. During the year ended December 31, 2017, WES received $52.9 million in cash proceeds from insurers, including $29.9 million for business interruption insurance claims and $23.0 million for property insurance claims (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of WES GP declared a cash distribution to WES unitholders for the fourth quarter of 2017 of $0.920 per unit, or $216.6 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units. The cash distribution was paid on February 13, 2018, to WES unitholders of record at the close of business on February 1, 2018. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). The Class C unit distribution, if paid in cash, would have been $12.2 million for the fourth quarter of 2017.
WES’s management continuously monitors its leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. WES’s management will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. To facilitate potential debt or equity securities offerings, WES has the ability to sell securities under its shelf registration statements. WES’s ability to generate cash flows is subject to a number of factors, some of which are beyond its control. Read Risk Factors under Part I, Item 1A of this Form 10-K.

Working capital. As of December 31, 2017, WES had a $170.3 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of December 31, 2017, was primarily due to the costs incurred related to continued construction and expansion at the DBM and DJ Basin complexes and the DBJV system. As of December 31, 2017, WES had $825.4 million available for borrowing under the WES RCF. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2017	2016	2015
Acquisitions	$159,208	$716,465	$14,417

Expansion capital expenditures	$623,674	$410,221	$583,282
Maintenance capital expenditures	49,964	63,637	54,221
Total capital expenditures (1) (2)	$673,638	$473,858	$637,503

Capital incurred (2)	$798,694	$491,349	$566,045

(1)
Capital expenditures for the years ended December 31, 2017, 2016 and 2015, are presented net of $1.4 million, $6.1 million and $0.5 million, respectively, of contributions in aid of construction costs from affiliates.

(2)	For the years ended December 31, 2017, 2016 and 2015, included $6.8 million, $5.6 million and $8.3 million, respectively, of capitalized interest.

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
Capital expenditures, excluding acquisitions, increased by $199.8 million for the year ended December 31, 2017. Expansion capital expenditures increased by $213.5 million (including a $1.3 million increase in capitalized interest) for the year ended December 31, 2017, primarily due to (i) increases of $176.5 million at the DBJV system and $70.2 million at the DJ Basin complex, both due to pipe and compression projects, and (ii) an increase of $50.2 million due to the construction of the DBM water systems. These increases were partially offset by a decrease of $77.5 million at the DBM complex. Maintenance capital expenditures decreased by $13.7 million for the year ended December 31, 2017, primarily due to the Property Exchange in March 2017 and decreases at the DBM complex due to repairs made in 2016 as a result of the DBM outage. These decreases were partially offset by increases at the Hilight and Haley systems.
Capital expenditures, excluding acquisitions, decreased by $163.6 million for the year ended December 31, 2016. Expansion capital expenditures decreased by $173.1 million (including a $2.8 million decrease in capitalized interest) for the year ended December 31, 2016, primarily due to a decrease of $188.8 million at the DJ Basin complex as a result of decreased activity in 2016. In addition, there were decreases of $35.7 million at the Non-Operated Marcellus Interest systems, $30.0 million at the Springfield system, $18.4 million at the Hilight system, $13.5 million at the Haley system, and $9.3 million at the Marcellus Interest systems. These decreases were partially offset by an increase of $102.8 million due to continued construction at the DBM complex and an increase of $24.5 million at the DBJV system. Maintenance capital expenditures increased by $9.4 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the DJ Basin complex and the Non-Operated Marcellus Interest and Springfield systems.
For the year ending December 31, 2018, WES estimates that its total capital expenditures, including its 75% share of Chipeta’s capital expenditures and excluding acquisitions, will be between $1.0 billion to $1.1 billion and its maintenance capital expenditures will be between $80.0 million to $90.0 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2017	2016	2015
Net cash provided by (used in):
Operating activities	$901,495	$917,585	$785,645
Investing activities	(763,604)	(1,105,534)	(500,277)
Financing activities	(417,002)	447,841	(254,389)
Net increase (decrease) in cash and cash equivalents	$(279,111)	$259,892	$30,979

Operating Activities. Net cash provided by operating activities decreased for the year ended December 31, 2017, and increased for the year ended December 31, 2016, primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017, included the following:

•
$673.6 million of capital expenditures, net of $1.4 million of contributions in aid of construction costs from affiliates, primarily related to construction and expansion at the DBJV system and the DBM and DJ Basin complexes and the construction of the DBM water systems;

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•	$23.3 million of net proceeds from the sale of the Helper and Clawson systems in Utah;

•	$23.1 million of distributions from equity investments in excess of cumulative earnings;

•	$23.0 million of proceeds from property insurance claims attributable to the DBM outage; and

•	$3.9 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$473.9 million of capital expenditures, net of $6.1 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$45.1 million of net proceeds from the sale of the Hugoton system in Southwest Kansas and Oklahoma;

•	$21.2 million of distributions from equity investments in excess of cumulative earnings;

•	$17.5 million of proceeds from property insurance claims attributable to the DBM outage; and

•	$4.0 million of cash paid for equipment purchases from Anadarko.

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

•	$145.6 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas;

•	$16.2 million of distributions from equity investments in excess of cumulative earnings;

•	$11.4 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$10.9 million of cash paid for equipment purchases from Anadarko; and

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2017, included the following:

•	$801.3 million of distributions paid to WES unitholders;

•	$370.0 million of borrowings under the WES RCF, which were used for WES’s general partnership purposes, including funding capital expenditures;

•	$58.6 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$37.3 million of cash paid to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko; and

•	$13.6 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the year ended December 31, 2016, included the following:

•	$900.0 million of repayments of outstanding borrowings under the WES RCF;

•	$671.9 million of distributions paid to WES unitholders;

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

•
$203.3 million of net proceeds from the offering of the additional WES 2044 Notes in October 2016, after underwriting discounts and original issue premium and offering costs, all of which was used to repay amounts then outstanding under the WES RCF and for WES’s general partnership purposes, including capital expenditures;

•	$45.8 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$25.0 million of net proceeds from the sale of WES common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$23.5 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$13.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the year ended December 31, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under the WES RCF;

•	$545.1 million of distributions paid to WES unitholders;

•
$489.6 million of net proceeds from the WES 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

•	$400.0 million of borrowings under the WES RCF, which were used for WES’s general partnership purposes, including funding capital expenditures;

•
$57.4 million of net proceeds from sales of WES common units under WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units. Net proceeds were used for WES’s general partnership purposes, including funding capital expenditures;

•	$49.8 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield and DBJV;

•	$18.4 million of capital contribution from Anadarko related to the above-market component of swap agreements; and

•	$12.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At December 31, 2017, WES’s debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $600.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes and $370.0 million of borrowings outstanding under the WES RCF. As of December 31, 2017, the carrying value of WES’s outstanding debt was $3.5 billion. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at December 31, 2017, as WES has the ability and intent to refinance these obligations using long-term debt.
In October 2016, WES issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Including the effects of (i) the issuance premium for the October 2016 offering of the 2044 Notes, (ii) the issuance discount for the March 2014 offering of the 2044 Notes and (iii) the underwriting discounts, the effective interest rate of the 2044 Notes is 5.530%. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs, and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the WES RCF. The remaining proceeds were used for general partnership purposes, including capital expenditures.
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
At December 31, 2017, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. The $1.2 billion WES RCF bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. In December 2016, the WES RCF was amended to extend the maturity date from February 2019 to February 2020. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. As of December 31, 2017, WES had $370.0 million of outstanding WES RCF borrowings and $4.6 million in outstanding letters of credit, resulting in $825.4 million available for borrowing under the WES RCF. At December 31, 2017, the interest rate on the WES RCF was 2.87% and the facility fee rate was 0.20%.
The WES RCF contains certain covenants that limit, among other things, WES’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The WES RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. At December 31, 2017, WES was in compliance with all covenants under the WES RCF. In February 2018, the WES RCF was amended to extend the maturity date from February 2020 to February 2023 and expand borrowing capacity to $1.5 billion.
All of WES’s notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES GP for WES’s long-term debt and/or borrowings under the WES RCF.

Deferred purchase price obligation - Anadarko. Prior to WES’s agreement with Anadarko to settle the deferred purchase price obligation early, the consideration that would have been paid by WES for the March 2015 acquisition of DBJV from Anadarko consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of WES’s share of Net Earnings (as defined below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, WES reached an agreement with Anadarko to settle this obligation with a cash payment to Anadarko of $37.3 million, which was equal to the estimated net present value of the obligation at March 31, 2017. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statement on file with the SEC. WES may also issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of offering. As of December 31, 2017, WES had issued no common units under the registration statement associated with the $500.0 million COP.

Credit risk. As stated above, our assets consist solely of ownership interests in WES. Accordingly, we are dependent upon WES’s ability to pay cash distributions to us. WES bears credit risk represented by its exposure to non-payment or non-performance by its counterparties, including Anadarko, financial institutions, customers and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to WES for services rendered or volumes owed pursuant to gas imbalance agreements. WES examines and monitors the creditworthiness of third-party customers and may establish credit limits for third-party customers. A substantial portion of WES’s throughput, however, comes from producers, including Anadarko, that have investment-grade ratings.
WES does not, however, maintain a credit limit with respect to Anadarko. Consequently, WES is subject to the risk of non-payment or late payment by Anadarko for gathering, processing, transportation and disposal fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
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
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing, transportation and disposal agreements, WES’s natural gas and NGL purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, the contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2017. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2018.

	Obligations by Period
thousands	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt
Principal	$350,000	$—	$370,000	$500,000	$670,000	$1,600,000	$3,490,000
Interest	145,793	140,141	131,115	112,727	102,327	832,319	1,464,422
Asset retirement obligations	2,304	—	2,554	—	—	140,840	145,698
Capital expenditures	212,463	—	—	—	—	—	212,463
Credit facility fees	2,400	2,400	375	—	—	—	5,175
Environmental obligations	833	323	323	141	141	57	1,818
Operating leases	8,402	7,506	1,615	460	467	2,021	20,471
Total	$722,195	$150,370	$505,982	$613,328	$772,935	$2,575,237	$5,340,047

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settlement. For additional information, see Note 11—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Environmental obligations. WGP, through its partnership interests in WES, is subject to various environmental remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. WES regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in its recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices and equipment supporting WES’s operations, for which it charges WES rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement. See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we and WES enter into from time to time, see Note 5—Transactions with Affiliates and Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of property, plant and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. WES’s management considers the following to be its most critical accounting estimates that involve judgment and discusses the selection and development of these estimates with WES GP’s Audit Committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
In assessing long-lived assets for impairments, WES’s management evaluates changes in its business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of WES’s revenues arises from gathering, processing and transporting production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect WES’s operations, may necessitate assessment of the carrying amount of its affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by WES’s customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2017, 2016 and 2015.

Impairments of goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the WES assets WGP, through its consolidation of WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price paid to a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, WES’s allocated goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of such net assets on their respective acquisition dates.
WES evaluates whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that WES has one operating segment and two reporting units: (i) gathering and processing and (ii) transportation. The carrying value of goodwill as of December 31, 2017, was $411.4 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit. WES allocated $1.6 million of goodwill to its divestiture of the Hugoton system upon its sale in October 2016 and $5.1 million of goodwill to its divestiture of the Dew and Pinnacle systems upon their sale in July 2015. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
WES first assesses whether an impairment of goodwill is necessary through a qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is less than its carrying amount, including goodwill. If WES concludes it is more likely than not that the fair value of the reporting unit exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment indicates the fair value of the reporting unit may be less than its carrying amount, WES would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary.
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

In this manner, estimating the fair value of WES’s reporting units was not necessary based on the qualitative evaluation as of October 1, 2017. Qualitative factors were also assessed in the fourth quarter of 2017 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices, and WES concluded that estimating the fair value of WES’s reporting units was not necessary at that time either. However, fair-value estimates of WES’s reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense. See Note 1—Summary of Significant Accounting Policies and Note 8—Goodwill and Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information.

Because quoted market prices for WES’s reporting units are not available, WES’s management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses a variety of information to make these fair-value estimates, including market multiples of EBITDA. Specifically, WES’s management estimates fair value by applying an estimated multiple to projected EBITDA. Management considers observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against WES’s projected EBITDA. A lower fair-value estimate in the future for any of WES’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on WES’s most recent goodwill impairment test, WES concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in the consolidated financial statements.

Impairments of intangible assets. WES’s intangible asset balance as of December 31, 2017 and 2016, primarily represents the fair value, net of amortization, of (i) contracts WES assumed in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts WES assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years. See Note 8—Goodwill and Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Fair value. Among other things, management estimates fair value (i) of long-lived assets for impairment testing, (ii) of reporting units for goodwill impairment testing when necessary, (iii) of assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, and (iv) for the initial measurement of asset retirement obligations. When WES’s management is required to measure fair value and there is not a market-observable price for the asset or liability or a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiples approach uses management’s best assumptions regarding expectations of projected EBITDA and the multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in WES’s business plans and investment decisions. See Note 1-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
To mitigate a majority of WES’s exposure to the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts, WES currently has in place commodity price swap agreements with Anadarko covering activity at the DJ Basin complex and the MGR assets. On December 20, 2017, WES renewed these commodity price swap agreements through December 31, 2018, with an effective date of January 1, 2018. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Interest rate risk. The FOMC raised its target range for the federal funds rate three separate times during 2017. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of December 31, 2017, WGP had $28.0 million of borrowings under the WGP RCF and WES had $370.0 million of outstanding borrowings under the WES RCF. The WGP RCF and WES RCF each bear interest at a rate based on LIBOR or an alternative base rate at WGP’s or WES’s option, respectively. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF and WGP RCF at December 31, 2017.
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
Management assessed the effectiveness of WGP’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded WGP’s internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, WGP’s independent registered public accounting firm, has issued an attestation report on the effectiveness of WGP’s internal control over financial reporting as of December 31, 2017.

/s/ Benjamin M. Fink
Benjamin M. Fink President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

February 16, 2018

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

Opinion on Internal Control over Financial Reporting

We have audited Western Gas Equity Partners, LP’s (the Partnership) and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

Western Gas Equity Partners, LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP
Houston, Texas
February 16, 2018

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and Board of Directors
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2012.
Houston, Texas
February 16, 2018

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2017	2016	2015
Revenues and other – affiliates
Gathering, processing, transportation and disposal	$656,795	$750,087	$772,361
Natural gas and natural gas liquids sales	692,447	478,145	447,106
Other	16,076	—	1,172
Total revenues and other – affiliates	1,365,318	1,228,232	1,220,639
Revenues and other – third parties
Gathering, processing, transportation and disposal	581,154	477,762	356,477
Natural gas and natural gas liquids sales	297,486	94,168	170,843
Other	4,398	4,108	4,113
Total revenues and other – third parties	883,038	576,038	531,433
Total revenues and other	2,248,356	1,804,270	1,752,072
Equity income, net – affiliates	85,194	78,717	71,251
Operating expenses
Cost of product (1)	908,693	494,194	528,369
Operation and maintenance (1)	315,994	308,010	331,972
General and administrative (1)	50,668	49,248	44,428
Property and other taxes	46,818	40,161	33,327
Depreciation and amortization	290,874	272,933	272,611
Impairments	178,374	15,535	515,458
Total operating expenses	1,791,421	1,180,081	1,726,165
Gain (loss) on divestiture and other, net (2)	132,388	(14,641)	57,024
Proceeds from business interruption insurance claims	29,882	16,270	—
Operating income (loss)	704,399	704,535	154,182
Interest income – affiliates	16,900	16,900	16,900
Interest expense (3)	(144,615)	(116,628)	(113,874)
Other income (expense), net	1,384	545	(578)
Income (loss) before income taxes	578,068	605,352	56,630
Income tax (benefit) expense	4,866	8,372	45,532
Net income (loss)	573,202	596,980	11,098
Net income (loss) attributable to noncontrolling interests	196,595	251,208	(154,409)
Net income (loss) attributable to Western Gas Equity Partners, LP	$376,607	$345,772	$165,507
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$376,607	$345,772	$165,507
Pre-acquisition net (income) loss allocated to Anadarko	—	(11,326)	(79,386)
Limited partners’ interest in net income (loss) (4)	376,607	334,446	86,121
Net income (loss) per common unit – basic and diluted	$1.72	$1.53	$0.39
Weighted-average common units outstanding – basic and diluted	218,931	218,922	218,913

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $86.0 million, $80.5 million and $167.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Operation and maintenance includes charges from Anadarko of $72.5 million, $72.3 million and $77.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. General and administrative includes charges from Anadarko of $39.9 million, $38.9 million and $34.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 5.

(2)	Includes losses related to an incident at the DBM complex for the years ended December 31, 2017 and 2015. See Note 1.

(3)	Includes affiliate (as defined in Note 1) amounts of $(0.1) million, $7.7 million and $(14.4) million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 2 and Note 12.

(4)	Represents net income (loss) earned on and subsequent to the date of acquisition of WES assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$79,588	$359,072
Accounts receivable, net (1)	160,239	223,021
Other current assets	15,383	13,498
Total current assets	255,210	595,591
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	7,871,102	6,861,942
Less accumulated depreciation	2,140,211	1,812,010
Net property, plant and equipment	5,730,891	5,049,932
Goodwill	416,160	417,610
Other intangible assets	775,269	803,698
Equity investments	566,211	594,208
Other assets	12,570	15,058
Total assets	$8,016,311	$7,736,097
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (2)	$349,801	$247,076
Accrued ad valorem taxes	26,633	23,121
Accrued liabilities (3)	47,992	45,190
Total current liabilities	424,426	315,387
Long-term debt	3,492,712	3,119,461
Deferred income taxes	7,409	6,402
Asset retirement obligations and other	146,885	142,641
Deferred purchase price obligation – Anadarko (4)	—	41,440
Total long-term liabilities	3,647,006	3,309,944
Total liabilities	4,071,432	3,625,331
Equity and partners’ capital
Common units (218,933,141 and 218,928,570 units issued and outstanding at December 31, 2017 and 2016, respectively)	1,061,125	1,048,143
Total partners’ capital	1,061,125	1,048,143
Noncontrolling interests	2,883,754	3,062,623
Total equity and partners’ capital	3,944,879	4,110,766
Total liabilities, equity and partners’ capital	$8,016,311	$7,736,097

(1)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $36.1 million and $76.4 million as of December 31, 2017 and 2016, respectively. Accounts receivable, net as of December 31, 2016, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(2)	Accounts and imbalance payables includes affiliate amounts of $0.3 million and zero as of December 31, 2017 and 2016, respectively.

(3)	Accrued liabilities includes affiliate amounts of $0.2 million and zero as of December 31, 2017 and 2016, respectively.

(4)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2014	$556,596	$1,260,195	$2,751,155	$4,567,946
Net income (loss)	79,386	86,121	(154,409)	11,098
Above-market component of swap agreements with Anadarko (1)	—	18,449	—	18,449
WES equity transactions, net (2)	—	(19,687)	77,040	57,353
Distributions to Chipeta noncontrolling interest owner	—	—	(12,187)	(12,187)
Distributions to noncontrolling interest owners of WES	—	—	(233,178)	(233,178)
Distributions to WGP unitholders	—	(306,477)	—	(306,477)
Acquisitions from affiliates	(197,562)	23,286	—	(174,276)
Contributions of equity-based compensation to WES by Anadarko	—	3,471	—	3,471
Net pre-acquisition contributions from (distributions to) Anadarko	(49,801)	—	—	(49,801)
Net contributions from (distributions to) Anadarko of other assets	—	(4,632)	—	(4,632)
Elimination of net deferred tax liabilities	41,844	—	—	41,844
Other	135	116	237	488
Balance at December 31, 2015	$430,598	$1,060,842	$2,428,658	$3,920,098
Net income (loss)	11,326	334,446	251,208	596,980
Above-market component of swap agreements with Anadarko (1)	—	45,820	—	45,820
WES equity transactions, net (2)	—	(4,180)	4,180	—
WES issuance of Series A Preferred units, net of offering expenses	—	—	686,937	686,937
Distributions to Chipeta noncontrolling interest owner	—	—	(13,784)	(13,784)
Distributions to noncontrolling interest owners of WES	—	—	(294,841)	(294,841)
Distributions to WGP unitholders	—	(374,082)	—	(374,082)
Acquisitions from affiliates	(553,833)	(158,667)	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (3)	—	139,487	—	139,487
Contributions of equity-based compensation to WES by Anadarko	—	4,170	—	4,170
Net pre-acquisition contributions from (distributions to) Anadarko	(23,491)	—	—	(23,491)
Net contributions from (distributions to) Anadarko of other assets	—	(581)	—	(581)
Elimination of net deferred tax liabilities	135,400	—	—	135,400
Other	—	888	265	1,153
Balance at December 31, 2016	$—	$1,048,143	$3,062,623	$4,110,766
Net income (loss)	—	376,607	196,595	573,202
Above-market component of swap agreements with Anadarko (1)	—	58,551	—	58,551
WES equity transactions, net (2)	—	6,615	(6,798)	(183)
Distributions to Chipeta noncontrolling interest owner	—	—	(13,569)	(13,569)
Distributions to noncontrolling interest owners of WES	—	—	(355,623)	(355,623)
Distributions to WGP unitholders	—	(441,967)	—	(441,967)
Acquisitions from affiliates	(1,263)	1,263	—	—
Revision to Deferred purchase price obligation – Anadarko (3)	—	4,165	—	4,165
Contributions of equity-based compensation to WES by Anadarko	—	4,587	—	4,587
Net pre-acquisition contributions from (distributions to) Anadarko	1,263	—	—	1,263
Net contributions from (distributions to) Anadarko of other assets	—	3,189	—	3,189
Other	—	(28)	526	498
Balance at December 31, 2017	$—	$1,061,125	$2,883,754	$3,944,879

(1)	See Note 5.

(2)
Includes the impact of WES’s (as defined in Note 1) equity offerings as described in Note 4. The $6.6 million, $(4.2) million and $(19.7) million increase (decrease) to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $383.2 million, $341.6 million and $145.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$573,202	$596,980	$11,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	290,874	272,933	272,611
Impairments	178,374	15,535	515,458
Non-cash equity-based compensation expense	5,169	4,986	4,445
Deferred income taxes	2,458	2,555	11,346
Accretion and amortization of long-term obligations, net	4,932	(3,262)	17,698
Equity income, net – affiliates	(85,194)	(78,717)	(71,251)
Distributions from equity investment earnings – affiliates	87,380	82,185	82,054
(Gain) loss on divestiture and other, net (1)	(132,388)	14,641	(57,024)
Lower of cost or market inventory adjustments	145	168	443
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(16,195)	(48,998)	(4,428)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(6,919)	58,365	1,006
Change in other items, net	(4,426)	(4,295)	(647)
Net cash provided by operating activities	897,412	913,076	782,809
Cash flows from investing activities
Capital expenditures	(675,025)	(479,993)	(637,964)
Contributions in aid of construction costs from affiliates	1,387	6,135	461
Acquisitions from affiliates	(3,910)	(716,465)	(10,903)
Acquisitions from third parties	(155,298)	—	(3,514)
Investments in equity affiliates	(384)	(27)	(11,442)
Distributions from equity investments in excess of cumulative earnings – affiliates	23,085	21,238	16,244
Proceeds from the sale of assets to affiliates	—	623	925
Proceeds from the sale of assets to third parties	23,564	45,490	145,916
Proceeds from property insurance claims	22,977	17,465	—
Net cash used in investing activities	(763,604)	(1,105,534)	(500,277)
Cash flows from financing activities
Borrowings, net of debt issuance costs	369,989	1,323,198	889,606
Repayments of debt	—	(900,000)	(611,150)
Settlement of the Deferred purchase price obligation – Anadarko (2)	(37,346)	—	—
Increase (decrease) in outstanding checks	5,593	2,079	(2,666)
Proceeds from the issuance of WES common units, net of offering expenses	(183)	—	57,353
Proceeds from the issuance of WES Series A Preferred units, net of offering expenses	—	686,937	—
Distributions to WGP unitholders (3)	(441,967)	(374,082)	(306,477)
Distributions to Chipeta noncontrolling interest owner	(13,569)	(13,784)	(12,187)
Distributions to noncontrolling interest owners of WES	(355,623)	(294,841)	(233,178)
Net contributions from (distributions to) Anadarko	1,263	(23,491)	(49,801)
Above-market component of swap agreements with Anadarko (3)	58,551	45,820	18,449
Net cash provided by (used in) financing activities	(413,292)	451,836	(250,051)
Net increase (decrease) in cash and cash equivalents	(279,484)	259,378	32,481
Cash and cash equivalents at beginning of period	359,072	99,694	67,213
Cash and cash equivalents at end of period	$79,588	$359,072	$99,694
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko (2)	$(4,094)	$(147,234)	$174,276
Net distributions to (contributions from) Anadarko of other assets (4)	(3,189)	581	4,632
Interest paid, net of capitalized interest	138,871	107,657	94,720
Taxes paid (reimbursements received)	1,194	838	(138)
Accrued capital expenditures	204,309	79,253	61,454
Fair value of properties and equipment from non-cash third party transactions (2)	551,453	—	—

(1)	Includes losses related to an incident at the DBM complex for the years ended December 31, 2017 and 2015. See Note 1.

(2)	See Note 2.

(3)	See Note 5.

(4)	Includes $(1.4) million related to pipe and equipment purchases and $(1.8) million related to other assets for the year ended December 31, 2017. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Equity Partners, LP is a Delaware master limited partnership (“MLP”) formed in September 2012 to own three types of partnership interests in Western Gas Partners, LP. Western Gas Equity Partners, LP was formed by converting WGR Holdings, LLC into a limited partnership and changing its name. Western Gas Partners, LP (together with its subsidiaries, “WES”) is a Delaware MLP formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream assets.
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
WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs or condensate under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of December 31, 2017, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. WES commenced operation of two produced water disposal systems in West Texas in the second quarter of 2017 and Train VI at the DBM complex in the fourth quarter of 2017.

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

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2017 (see Note 9). Because WGP owns the entire interest in and controls WES GP, and WGP GP is controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value. The fair-value-measurement standard defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three input levels of the fair value hierarchy are as follows:

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

In determining fair value, management uses observable market data when available, or models that incorporate observable market data. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or multiples approach is used, depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiples approach uses management’s best assumptions regarding expectations of projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, the assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in WES’s business plans and investment decisions.
In arriving at fair-value estimates, management uses relevant observable inputs available for the valuation technique employed. If a fair value measurement reflects inputs at multiple levels within the hierarchy, the fair value measurement is characterized based on the lowest level of input that is significant to the fair value measurement. Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, goodwill and other intangibles, initial recognition of asset retirement obligations, and initial recognition of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill and other intangibles, and the initial recognition of asset retirement obligations and environmental obligations use Level 3 inputs.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and WES may establish credit limits for significant third-party customers. As of December 31, 2017 and 2016, bad-debt reserve was immaterial.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into WES’s systems and volumes delivered by WES to customers. Volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by WES are valued at the weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2017, imbalance receivables and payables were $1.6 million and $2.9 million, respectively. As of December 31, 2016, imbalance receivables and payables were $3.5 million and $3.0 million, respectively. Net changes in imbalance payables and receivables are reported in Cost of product in the consolidated statements of operations.

Inventory. The cost of NGLs inventories is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in Other current assets on the consolidated balance sheets. See Note 10.

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
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 7 for a description of impairments recorded during the years ended December 31, 2017, 2016 and 2015.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Insurance recoveries. Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts that are received from insurance carriers are net of any deductibles related to the covered event. A receivable is recorded from insurance to the extent a loss is recognized from an involuntary conversion event and the likelihood of recovering such loss is deemed probable. To the extent that any insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed. A gain on involuntary conversion is recognized when the amount received from insurance exceeds the net book value of the retired asset(s). In addition, gains related to insurance recoveries are not recognized until all contingencies related to such proceeds have been resolved; that is, a cash payment is received from the insurance carrier or there is a binding settlement agreement with the carrier that clearly states that a payment will be made. To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, on the consolidated balance sheets and presented as Capital expenditures in the consolidated statements of cash flows. With respect to business interruption insurance claims, income is recognized only when cash proceeds are received from insurers, which are presented in the consolidated statements of operations as a component of Operating income (loss).
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II sustained the most damage of the processing trains and returned to service in December 2016. Train III experienced minimal damage and returned to full service in May 2016. For the year ended December 31, 2015, $20.3 million of losses were recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable. During the year ended December 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in WES’s estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the second quarter of 2017, WES reached a settlement with insurers and final proceeds were received. During the years ended December 31, 2017 and 2016, WES received $52.9 million and $33.8 million, respectively, in cash proceeds from insurers, including $29.9 million and $16.3 million, respectively, in proceeds from business interruption insurance claims and $23.0 million and $17.5 million, respectively, in proceeds from property insurance claims. As of December 31, 2017 and 2016, the consolidated balance sheets included receivables of zero and $30.0 million, respectively, for the property insurance claim related to the incident at the DBM complex.

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

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the WES assets WGP, through its consolidation of WES, has acquired from Anadarko. Refer to Note 8 for a discussion of goodwill. Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. An initial qualitative assessment is performed prior to proceeding to the comparison of the fair value of each reporting unit to which goodwill has been assigned, to the carrying amount of net assets, including goodwill, of each reporting unit. If management concludes, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to operating expense. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement.

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

Asset retirement obligations. A liability based on the estimated costs of retiring tangible long-lived assets is recognized as an asset retirement obligation in the period incurred. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is adjusted to its expected settlement value through accretion expense, which is reported within Depreciation and amortization in the consolidated statements of operations. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 11.

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

Segments. Because WGP reflects its ownership interest in WES on a consolidated basis, and has no independent operations or material assets outside those of WES, WGP’s segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment, the assets of which gather, compress, treat, process and transport natural gas; gather, stabilize and transport condensate, NGLs and crude oil; and gather and dispose of produced water in the United States.

Revenues and cost of product. The revenue recognition policies described in this section reflect WGP’s revenue recognition through December 31, 2017. WGP adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), effective January 1, 2018. See Accounting standards adopted in 2018 below for further discussion.
Under its fee-based gathering, treating, processing and disposal arrangements, WES is paid a fixed fee based on the volume and/or thermal content of natural gas or produced water and recognizes revenues for its services in the month such services are performed. Producers’ wells or production facilities are connected to WES’s gathering systems for delivery of natural gas to WES’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under cost-of-service gathering agreements, fees are earned for gathering and compression services based on rates calculated in a cost-of-service model and reviewed periodically over the life of the agreements. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate is sold. The percentage of the product sale ultimately paid to the producer is recorded as a related cost of product expense.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In certain circumstances, WES purchases natural gas volumes at the wellhead or production facility for gathering and processing. As a result, WES has volumes of NGLs and condensate to sell and volumes of residue to sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to WES when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, WES is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title, and related purchases are recorded as cost of product.
WES earns transportation revenues through firm contracts that obligate each of its customers to pay a monthly reservation or demand charge regardless of the pipeline capacity used by that customer. An additional commodity usage fee is charged to the customer based on the actual volume of natural gas transported. Transportation revenues are also generated from interruptible contracts pursuant to which a fee is charged to the customer based on volumes transported through the pipeline. Revenues for transportation of natural gas and NGLs are recognized over the period of firm transportation contracts or, in the case of usage fees and interruptible contracts, when the volumes are received into the pipeline. From time to time, certain revenues may be subject to refund pending the outcome of rate matters before the Federal Energy Regulatory Commission, and refund reserve liabilities are established where appropriate.
Revenues attributable to the fixed-fee component of gathering and processing contracts as well as demand charges and commodity usage fees on transportation contracts are reported as revenues from gathering, processing, transportation and disposal in the consolidated statements of operations. Proceeds from the sale of residue, NGLs and condensate are reported as revenues from natural gas and natural gas liquids sales in the consolidated statements of operations.

Equity-based compensation. Concurrently with WGP’s initial public offering (“IPO”), WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which 2,944,325 units remained available for future issuance as of December 31, 2017. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s Board of Directors (the “Board of Directors”), cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Stock-based compensation expense attributable to awards granted under the WGP LTIP is amortized over the vesting periods applicable to the awards.
Prior to October 17, 2017, phantom unit awards were granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES 2008 LTIP”). On October 17, 2017, however, WES’s common and Class C unitholders approved the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “WES 2017 LTIP”), which replaced the WES 2008 LTIP. As used in this section, the term “WES LTIP” refers to the WES 2008 LTIP with respect to awards granted prior to October 17, 2017, and to the WES 2017 LTIP with respect to awards granted after October 17, 2017. The WES 2017 LTIP permits the issuance of up to 2,250,000 units, all of which remain available for future issuance as of December 31, 2017. Upon vesting of each phantom unit awarded under the WES LTIP, the holder will receive common units of WES or, at the discretion of WES GP’s Board of Directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP is amortized over the vesting periods applicable to the awards.

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
Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented. WGP had no material uncertain tax positions at December 31, 2017 or 2016.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2017 or 2016.
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

Accounting standards adopted in 2017. ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) eliminates Step 2 from the goodwill impairment test in an effort to simplify the subsequent measurement of goodwill. WGP adopted this ASU using a prospective approach on January 1, 2017. This ASU will only be applicable to the extent that WGP determines its goodwill is impaired.
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

Accounting standards adopted in 2018. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. WGP adopted this ASU using a retrospective approach on January 1, 2018. Adoption will not have a material impact on the consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) supersedes current revenue recognition requirements and industry-specific guidance, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. WGP adopted this new standard beginning January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The cumulative effect adjustment that will be recognized in the opening balance of equity and partners’ capital will not be material. WGP implemented new business processes, procedures, controls and system changes to gather, categorize and analyze the necessary data for the accounting changes and expanded disclosure under Topic 606. Beginning in 2018, additional quantitative and qualitative disclosures will be required, including (i) expanded descriptions of the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers, (ii) details of customer contract assets and liabilities, (iii) revenue from customers on a disaggregated basis, and (iv) comparative information presented under both Topic 605, Revenue Recognition (“Topic 605”) and Topic 606. While WGP does not expect 2018 net income to be materially impacted by revenue recognition timing changes as a result of applying Topic 606, there will be significant changes to the presentation of revenues and related expenses recognized beginning January 1, 2018. The impacts of adopting Topic 606 include the following:

Transactions that will affect net income in 2018:

•
Fee-based gathering / processing. Under Topic 605, fee revenue was recognized based on the rate in effect for the month of service, even when certain fees were charged on an upfront or limited-term basis. In addition, certain contingent fees were charged and recognized only when the customer did not meet the specified delivery minimums for the completed performance period. Under Topic 606, WES will recognize revenue associated with upfront or limited-term fees over the expected period of benefit. In addition, the contingent fees will be estimated and recognized as the services are performed for the customer’s delivered volumes. Differences between revenue recognized and amounts billed to customers will be recognized as contract assets or contract liabilities as appropriate. This will result in a change in the timing of revenue and changes to net income as a result of the consideration provisions. The magnitude of this change is dependent on WES’s future customer volumes subject to the impacted contracts.

•
Cost of service rate adjustments. WES receives fee revenue from contracts that require periodic rate redeterminations based upon its costs of service. Under Topic 605, revenue was recognized based on the amounts billed to customers each period. WES’s management is continuing to evaluate the proper accounting for these cost of service-based rate changes under Topic 606. The final conclusion about the accounting for these rate redeterminations could impact the cumulative effect adjustment that will be recorded effective January 1, 2018.

•
Aid in construction. Under certain midstream service contracts, WES receives reimbursement for capital costs necessary to provide services to the customer (i.e., connection costs, etc.). These reimbursements historically have been reflected as a reduction to property, plant and equipment upon receipt (and a reduction to capital expenditures). Beginning in 2018, reimbursement of capital costs received from customers will be reflected as a contract liability (deferred revenue) upon receipt. The contract liability will be amortized to revenue over the expected period of benefit. The magnitude of this change to net income and to WES’s capital expenditures is dependent on the amount of aid in construction reimbursements received from customers.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transactions with a presentation change beginning in 2018, but no effect on net income:

•
Percentage of proceeds - gathering / processing. Under Topic 605, WES recognized cost of product expense when the product was purchased from a producer to whom WES provided midstream services and recognized revenue when the product was sold to a third party. Under Topic 606, in some instances where all or a percentage of the proceeds from the sale must be returned to the producer, the net margin from the purchase and sale transactions will be presented net within revenue because WES is acting as the producer’s agent in the sale. While reported product sales revenue and expense will be materially reduced, these presentation changes will not impact net income. The magnitude of this change is dependent on WES’s future customer volumes subject to the impacted contracts and commodity prices for those volumes.

•
Noncash consideration - keep-whole and percentage of product agreements. WES receives noncash consideration in the form of gas and/or NGL products in exchange for services under certain midstream contracts. Under Topic 605, WES recognized revenue only upon the sale of the related products. Under Topic 606, WES will recognize revenue for the products received as noncash consideration in exchange for the services provided to the customer, with the keep-whole noncash consideration value based on the net value of the NGLs over the replacement residue gas. WES will also recognize both revenue and cost of product expense upon sale of the related products to a different customer. Reported revenue and expense are not expected to be materially impacted by this change, and there will be no impact to net income. The magnitude of this change is dependent on WES’s future customer volumes subject to the impacted contracts and commodity prices for those volumes.

•
Wellhead purchase / sale incorporated into gathering / processing. Under Topic 605, the gas purchase cost was recognized as cost of product expense and any specified gathering or processing fees charged to the producer were recognized as revenue. Under Topic 606, the fees charged to the contract counterparty are recognized as adjustments to the purchase cost instead of revenue when such fees relate to services performed after control of the product transfers to WES. While there is no impact to net income, it will result in decreased revenue and cost of product expense. The magnitude of this change is dependent on WES’s future customer volumes subject to the impacted contracts.

New accounting standards issued but not yet adopted. ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. Certain practical expedients will be used to implement the new standard and WGP will not reassess contracts that commenced prior to adoption. WGP will make a policy election not to recognize ROU assets or lease liabilities for leases with a term of 12 months or less. WGP is reviewing contracts for WES’s portfolio of leased assets to assess the impact of adopting the new standard, which is expected to primarily affect other assets and other long-term liabilities. WGP is also evaluating its systems, processes, and internal controls to facilitate compliance with this new standard. WGP will complete its evaluation in 2018 and adopt this new standard on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by WES during 2017, 2016 and 2015, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	WES Common Units Issued	WES Series A Preferred Units Issued
DBJV system (1)	03/02/2015	50%	$—	$—	—	—
Springfield system (2)	03/14/2016	50.1%	247,500	—	2,089,602	14,030,611
DBJV system (3)	03/17/2017	50%	—	155,000	—	—

(1)
WES acquired Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko. At the time of acquisition, DBJV owned a 50% interest in a gathering system and related facilities (the “DBJV system”) located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. At the acquisition date, WES estimated the future payment would be $282.8 million, the estimated net present value of which was $174.3 million. For further information, see DBJV acquisition—deferred purchase price obligation - Anadarko below.

(2)
WES acquired Springfield Pipeline LLC (“Springfield”) from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of WES common units. Springfield owns a 50.1% interest in an oil gathering system and a gas gathering system. The Springfield oil and gas gathering systems (collectively, the “Springfield system”) are located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. WES financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on the WES RCF, (ii) the issuance of 835,841 of WES common units to WGP and (iii) the issuance of WES Series A Preferred units to private investors. See Note 4 for further information regarding WES’s Series A Preferred units. WGP financed the purchase of the WES common units by borrowing $25.0 million under the WGP RCF. See Note 12.

(3)	WES acquired the Additional DBJV System Interest from a third party. See Property exchange below.

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
The Property Exchange is reflected as a nonmonetary transaction whereby the acquired Additional DBJV System Interest is recorded at the fair value of the divested Non-Operated Marcellus Interest plus the $155.0 million of cash consideration. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. Results of operations attributable to the Property Exchange were included in the consolidated statements of operations beginning on the acquisition date in the first quarter of 2017.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - Deferred purchase price obligation - Anadarko. Prior to WES’s agreement with Anadarko to settle its deferred purchase price obligation early, the consideration that would have been paid by WES for the March 2015 acquisition of DBJV from Anadarko consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of WES’s share of Net Earnings (as defined below) of DBJV for the calendar years 2018 and 2019, less (b) WES’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, WES reached an agreement with Anadarko to settle this obligation with a cash payment to Anadarko of $37.3 million, which was equal to the estimated net present value of the obligation at March 31, 2017.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation (1)
Balance at December 31, 2015	$188,674	$282,807
Accretion revision (2)	(7,747)
Revision to Deferred purchase price obligation – Anadarko (3)	(139,487)
Balance at December 31, 2016	41,440	56,455
Accretion expense (4)	71
Revision to Deferred purchase price obligation – Anadarko (3)	(4,165)
Settlement of the Deferred purchase price obligation – Anadarko	(37,346)
Balance at December 31, 2017	$—	$—

(1)	Calculated using Level 3 inputs.

(2)	Financing-related accretion revisions were recorded in Interest expense in the consolidated statements of operations.

(3)	Recorded as revisions within Common units in the consolidated balance sheets and consolidated statements of equity and partners’ capital.

(4)	Accretion expense was recorded as a charge to Interest expense in the consolidated statements of operations.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.34250	$74,977	May 2015
June 30	0.36375	79,630	August 2015
September 30	0.38125	83,461	November 2015
December 31	0.40375	88,389	February 2016
2016
March 31	$0.42375	$92,767	May 2016
June 30	0.43375	94,958	August 2016
September 30	0.44750	97,968	November 2016
December 31	0.46250	101,254	February 2017
2017
March 31	$0.49125	$107,549	May 2017
June 30	0.52750	115,487	August 2017
September 30	0.53750	117,677	November 2017
December 31 (1)	0.54875	120,140	February 2018

(1)
The Board of Directors declared a cash distribution to WGP unitholders for the fourth quarter of 2017 of $0.54875 per unit, or $120.1 million in aggregate. The cash distribution is payable on February 22, 2018, to WGP unitholders of record at the close of business on February 1, 2018.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31	0.860	170,657	February 2017
2017
March 31	$0.875	$188,753	May 2017
June 30	0.890	207,491	August 2017
September 30	0.905	212,038	November 2017
December 31 (1)	0.920	216,586	February 2018

(1)
The Board of Directors of WES GP declared a cash distribution to WES unitholders for the fourth quarter of 2017 of $0.920 per unit, or $216.6 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution was paid on February 13, 2018, to WES unitholders of record at the close of business on February 1, 2018.

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

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on March 1, 2020 (unless earlier converted), and the Class C units are disregarded with respect to WES’s distributions of WES’s available cash until they are converted into WES common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. See Note 4 for further discussion of the WES Class C units.

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

On March 1, 2017, 50% of the outstanding WES Series A Preferred units converted into WES common units on a one-for-one basis, and on May 2, 2017, all remaining WES Series A Preferred units converted into WES common units on a one-for-one basis. Such converted WES common units were entitled to distributions made to WES common unitholders with respect to the quarter during which the applicable conversion occurred and did not include a prorated WES Series A Preferred unit distribution.

WES’s general partner interest and incentive distribution rights. As of December 31, 2017, WES GP was entitled to 1.5% of all quarterly distributions that WES makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that WES GP may receive on common units that it may acquire.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of December 31, 2017, Anadarko held 178,587,365 of WGP’s common units, representing an 81.6% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 40,345,776 WGP common units, representing an 18.4% limited partner interest in WGP.
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

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming, prior to the actual conversion, conversion of the WES Series A Preferred units into WES common units, by the weighted-average number of WGP common units outstanding during the period. As of May 2, 2017, all WES Series A Preferred units were converted into WES common units on a one-for-one basis. The impact of the Series A Preferred units assuming, prior to the actual conversion, conversion to WES common units would be anti-dilutive for all periods presented. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of December 31, 2017, WGP held 50,132,046 WES common units, representing a 29.8% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs. As of December 31, 2017, (i) other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 13,243,883 Class C units, representing an aggregate 9.1% limited partner interest in WES and (ii) the public held 100,458,679 WES common units, representing a 59.6% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1 and Note 2).

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES equity offerings. Pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of WES common units in a continuous offering program, during the year ended December 31, 2015, WES issued 873,525 common units, at an average price of $66.61, generating proceeds to WES of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the three months and year ended December 31, 2015, were zero and $58.2 million, respectively. Commissions paid during the three months and year ended December 31, 2015, were zero and $0.6 million, respectively. During the years ended December 31, 2016 and 2017, WES issued no common units under the registration statement filed in August 2014. In July 2017, WES filed a registration statement with the SEC for the issuance of up to an aggregate of $500.0 million of WES common units pursuant to a new continuous offering program that has not yet been initiated.

WES Class C units. In November 2014, WES issued 10,913,853 Class C units to APC Midstream Holdings, LLC (“AMH”), pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund WES’s acquisition of DBM.
When issued, the WES Class C units were scheduled to convert into WES common units on a one-for-one basis on December 31, 2017. In February 2017, Anadarko elected to extend the conversion date of the WES Class C units to March 1, 2020. WES can elect to convert the Class C units earlier or Anadarko can extend the conversion date again.

WES Series A Preferred units. In connection with the closing of the Springfield acquisition on March 14, 2016, WES issued 14,030,611 Series A Preferred units to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, but including a 2.0% transaction fee paid to the private investors). In April 2016, WES issued an additional 7,892,220 Series A Preferred units pursuant to the full exercise of an option granted in connection with the Series A units issuance in March 2016, generating net proceeds of $246.9 million. Pursuant to an agreement between WES and the holders of the WES Series A Preferred units, 50% of the WES Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and all remaining Series A Preferred units converted into WES common units on a one-for-one basis on May 2, 2017. WES has an effective registration statement with the SEC relating to the public resale of the WES common units issued upon conversion of the WES Series A Preferred units.

WES interests. The following table summarizes WES’s common, Class C, Series A Preferred and general partner units issued during the years ended December 31, 2017 and 2016:

	WES Common Units	WES Class C Units	WES Series A Preferred Units	WES General Partner Units	Total
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	946,261	—	—	946,261
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
April 2016 Series A units issuance	—	—	7,892,220	—	7,892,220
Long-Term Incentive Plan award vestings	5,403	—	—	—	5,403
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992
PIK Class C units	—	885,760	—	—	885,760
Conversion of Series A Preferred units	21,922,831	—	(21,922,831)	—	—
Long-Term Incentive Plan award vestings	7,304	—	—	—	7,304
Balance at December 31, 2017	152,602,105	13,243,883	—	2,583,068	168,429,056

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

Note receivable - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $325.2 million and $313.3 million at December 31, 2017 and 2016, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

WGP working capital facility. On November 1, 2012, WGP entered into a $30.0 million working capital facility (the “WGP WCF”) with Anadarko as the lender. The WGP WCF matured on November 1, 2017. See Note 12.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of WES’s commodity price swap agreements recognized in the consolidated statements of operations:

	Year Ended December 31,
thousands	2017	2016	2015
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$19,924	$11,116	$45,978
Natural gas liquids sales	(21,722)	59,918	145,258
Total	(1,798)	71,034	191,236
Gains (losses) on commodity price swap agreements related to purchases (2)	2,446	(42,577)	(124,944)
Net gains (losses) on commodity price swap agreements	$648	$28,457	$66,292

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

Swap agreements - DJ Basin complex, Hugoton system and MGR assets. On June 25, 2015, WES extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the commodity price swap agreements with Anadarko for the DJ Basin complex and Hugoton system were extended from January 1, 2016, through December 31, 2016. On December 1, 2016, the commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets were extended from January 1, 2017 through December 31, 2017. On December 20, 2017, the commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets were extended from January 1, 2018 through December 31, 2018.
Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the tables below, are recognized in the consolidated statements of operations. WES also records a capital contribution from Anadarko in its consolidated statements of equity and partners’ capital for an amount equal to (i) the amount by which the swap price recognized as revenue exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price recognized as cost of product exceeds the market price in the tables below. For the years ended December 31, 2017, 2016 and 2015, the capital contributions from Anadarko were $58.6 million, $45.8 million and $18.4 million, respectively. The tables below summarize the swap prices for the extension periods compared to the forward market prices as of the various agreement dates.

	DJ Basin Complex
per barrel except natural gas	2015 - 2018 Swap Prices	2015 Market Prices (1)	2016 Market Prices (1)	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$18.41	$1.96	$0.60	$5.09	$5.41
Propane	47.08	13.10	10.98	18.85	28.72
Isobutane	62.09	19.75	17.23	26.83	32.92
Normal butane	54.62	18.99	16.86	26.20	32.71
Natural gasoline	72.88	52.59	26.15	41.84	48.04
Condensate	76.47	52.59	34.65	45.40	49.36
Natural gas (per MMBtu)	5.96	2.75	2.11	3.05	2.21

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

	Hugoton System (2)
per barrel except natural gas	2015 - 2016 Swap Prices	2015 Market Prices (1)	2016 Market Prices (1)
Condensate	$78.61	$32.56	$18.81
Natural gas (per MMBtu)	5.50	2.74	2.12

	MGR Assets
per barrel except natural gas	2015 Swap Prices	2016 - 2018 Swap Prices	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$23.41	$23.11	$4.08	$2.52
Propane	52.99	52.90	19.24	25.83
Isobutane	74.02	73.89	25.79	30.03
Normal butane	65.04	64.93	25.16	29.82
Natural gasoline	81.82	81.68	45.01	47.25
Condensate	81.82	81.68	53.55	56.76
Natural gas (per MMBtu)	4.66	4.87	3.05	2.21

(1)
Represents the New York Mercantile Exchange forward strip price as of June 25, 2015, December 8, 2015, December 1, 2016, and December 20, 2017, for the 2015 Market Prices, 2016 Market Prices, 2017 Market Prices, and 2018 Market Prices, respectively, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

(2)	The Hugoton system was sold in October 2016. See Note 2.

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 34%, 37% and 53% for the years ended December 31, 2017, 2016 and 2015, respectively. WES’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 41%, 54% and 51% for the years ended December 31, 2017, 2016 and 2015, respectively. WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 56%, 65%, and 100% for the years ended December 31, 2017, 2016 and 2015, respectively. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

Commodity purchase and sale agreements. WES sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Acquisitions from Anadarko. On March 14, 2016, WES acquired Springfield from Anadarko, and on March 2, 2015, WES acquired DBJV from Anadarko. (see Note 2).

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
The following table summarizes the amounts WGP reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2017	2016	2015
General and administrative expenses	$263	$258	$256
Public company expenses	1,821	2,449	1,997
Total reimbursement	$2,084	$2,707	$2,253

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into the WES omnibus agreement with Anadarko and WES GP, which governs its relationship regarding certain reimbursement and indemnification matters.
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2017	2016	2015
General and administrative expenses	$31,733	$29,360	$22,896
Public company expenses	9,379	8,410	8,950
Total reimbursement	$41,112	$37,770	$31,846

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
The following table summarizes WGP LTIP award activity for WGP GP independent directors and executive officers for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$39.78	5,658	$47.20	12,537	$43.10	22,236
Vested	39.78	(5,658)	47.20	(12,537)	44.44	(13,317)
Granted	43.39	5,763	39.78	5,658	62.21	3,618
Phantom units outstanding at end of year	43.39	5,763	39.78	5,658	47.20	12,537

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP and Anadarko Incentive Plans Compensation Expense. Compensation expense under the WGP LTIP is recognized over the vesting period and was $0.2 million for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, there was $0.1 million of unrecognized compensation expense attributable to the outstanding independent director awards under the WGP LTIP, which will be realized by WGP and is expected to be recognized in 0.4 years.
For the years ended December 31, 2017, 2016 and 2015, general and administrative expenses included $4.6 million, $5.2 million and $3.9 million, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and the Anadarko Incentive Plans. Of these amounts, $4.6 million, $4.2 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2017, $13.2 million of estimated unrecognized compensation expense attributable to the Anadarko Incentive Plans will be allocated to WES over a weighted-average period of 2.5 years.

WES LTIP. WES GP awards phantom units under the WES LTIP primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period.
The following table summarizes WES LTIP award activity for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$49.30	7,304	$68.78	5,477	$60.74	9,522
Vested	49.30	(7,304)	68.78	(5,477)	60.69	(9,257)
Granted	55.73	7,180	49.30	7,304	69.10	5,212
Phantom units outstanding at end of year	55.73	7,180	49.30	7,304	68.78	5,477

WES LTIP Compensation Expense. Compensation expense is recognized over the vesting period and was $0.4 million for each of the years ended December 31, 2017 and 2016, and $0.5 million for the year ended December 31, 2015. As of December 31, 2017, there was $0.2 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, all of which will be realized by WES, and which is expected to be recognized over a weighted-average period of 0.4 years.

Equipment purchases and sales. The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
thousands	Purchases			Sales
Cash consideration	$3,910	$3,965	$10,903	$—	$623	$925
Net carrying value	(5,283)	(3,366)	(6,318)	—	(605)	(972)
Partners’ capital adjustment	$(1,373)	$599	$4,585	$—	$18	$(47)

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Contributions in aid of construction costs from affiliates. On certain of WES’s capital projects, Anadarko is obligated to reimburse WES for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. The cash receipts resulting from such reimbursements are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows. See Accounting standards adopted in 2018 in Note 1 for a discussion of the expected impact the adoption of Topic 606 will have on future aid in construction costs.

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Year ended December 31,
thousands	2017	2016	2015
Revenues and other (1)	$1,365,318	$1,228,232	$1,220,639
Equity income, net – affiliates (1)	85,194	78,717	71,251
Cost of product (1)	86,010	80,455	167,354
Operation and maintenance (2)	72,489	72,330	77,061
General and administrative (3)	39,940	38,873	34,703
Operating expenses	198,439	191,658	279,118
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	71	(7,747)	14,400
Settlement of the Deferred purchase price obligation – Anadarko (6)	(37,346)	—	—
Distributions to WGP unitholders (7)	360,523	315,505	269,029
Distributions to WES unitholders (8)	7,100	5,614	2,235
Above-market component of swap agreements with Anadarko	58,551	45,820	18,449

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plans within this Note 5) and amounts charged by Anadarko under the WGP and WES omnibus agreements.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 12) and for the year ended December 31, 2015, includes interest expense recognized on the WGP WCF (see Note 12).

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2017	2016	2015
Current income tax expense (benefit)
Federal income tax expense (benefit)	$—	$4,477	$32,422
State income tax expense (benefit)	2,408	1,340	1,764
Total current income tax expense (benefit)	2,408	5,817	34,186
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	—	1,622	10,251
State income tax expense (benefit)	2,458	933	1,095
Total deferred income tax expense (benefit)	2,458	2,555	11,346
Total income tax expense (benefit)	$4,866	$8,372	$45,532

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2017	2016	2015
Income (loss) before income taxes	$578,068	$605,352	$56,630
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Anadarko’s investment in WES	—	6,162	42,823
State taxes on income attributable to Anadarko’s investment in WES (net of federal benefit)	—	117	298
Texas margin tax expense (benefit) (1)	4,866	2,093	2,411
Income tax expense (benefit)	$4,866	$8,372	$45,532
Effective tax rate	1%	1%	80%

(1)
Includes a reduction of $2.2 million in deferred state income taxes for the year ended December 31, 2015. Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law became effective January 1, 2016. WGP is required to include the impact of the law change on its deferred state income taxes in the period enacted.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2017	2016
Depreciable property	$(7,676)	$(4,976)
Credit carryforwards	448	498
Other intangible assets	(189)	(1,928)
Other	8	4
Net long-term deferred income tax liabilities	$(7,409)	$(6,402)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.4 million of state income tax credits that expire in 2026.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2017	2016
Land	n/a	$4,450	$4,012
Gathering systems and processing complexes	3 to 47 years	7,114,701	6,462,053
Pipelines and equipment	15 to 45 years	137,644	139,646
Assets under construction	n/a	577,914	226,626
Other	3 to 40 years	36,393	29,605
Total property, plant and equipment		7,871,102	6,861,942
Accumulated depreciation		2,140,211	1,812,010
Net property, plant and equipment		$5,730,891	$5,049,932

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During 2017, WES recognized impairments of $178.4 million, including an impairment of $158.8 million at the Granger complex, which was impaired to its estimated fair value of $48.5 million using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. The remaining $19.6 million of impairments was primarily related to (i) an $8.2 million impairment due to the cancellation of a plant project at the Hilight system, (ii) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs, (iii) a $3.1 million impairment of the Fort Union equity investment (see Note 9), (iv) a $2.0 million impairment of an idle facility in northeast Wyoming, which was impaired to its estimated salvage value of $0.4 million using the market approach and Level 3 fair value inputs, and (v) the cancellation of a pipeline project in West Texas.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  GOODWILL AND INTANGIBLES

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the WES assets WGP, through its consolidation of WES, has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price paid to a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, WES’s allocated goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration WES paid for its acquisitions from Anadarko and the fair value of such net assets on their respective acquisition dates.
Goodwill is evaluated for impairment annually (see Note 1). Estimating the fair value of the reporting units was not necessary based on the qualitative evaluation as of October 1, 2017, and no goodwill impairment has been recognized in these consolidated financial statements. Qualitative factors were also assessed in the fourth quarter of 2017 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices. This assessment also indicated no impairment.

Other intangible assets. The intangible asset balance on the consolidated balance sheets includes the fair value, net of amortization, of (i) contracts assumed by WES in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts assumed by WES in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
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
The following table presents the gross carrying amount and accumulated amortization of other intangible assets:

	December 31,
thousands	2017	2016
Gross carrying amount	$868,035	$868,035
Accumulated amortization	(92,766)	(64,337)
Other intangible assets	$775,269	$803,698

Amortization expense for intangible assets was $28.4 million for each of the years ended December 31, 2017 and 2016, and $28.2 million for the year ended December 31, 2015. An estimated $28.4 million of intangible asset amortization will be recorded for each of the next five years.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS

The following table presents the activity in WES’s equity investments for the years ended December 31, 2017 and 2016:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)	Mont Belvieu JV (4)	TEG (5)	TEP (6)	FRP (7)	Total
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	608	13,858	1,931	26,204	708	16,683	18,725	78,717
Contributions	—	441	—	—	166	(580)	—	27
Distributions	(1,543)	(13,277)	(3,873)	(26,243)	(730)	(16,934)	(19,585)	(82,185)
Distributions in excess of cumulative earnings (8)	(3,354)	(4,142)	(2,232)	(4,245)	(581)	(4,778)	(1,906)	(21,238)
Balance at December 31, 2016	$12,833	$47,319	$46,739	$112,805	$15,846	$189,194	$169,472	$594,208
Investment earnings (loss), net of amortization	3,821	12,547	1,144	29,444	3,350	17,387	17,501	85,194
Impairment expense (9)	(3,110)	—	—	—	—	—	—	(3,110)
Contributions	—	277	—	—	—	107	—	384
Distributions	(4,217)	(11,965)	(3,085)	(29,482)	(3,317)	(17,639)	(17,675)	(87,380)
Distributions in excess of cumulative earnings (8)	(2,297)	(3,233)	(2,270)	(2,468)	—	(10,074)	(2,743)	(23,085)
Balance at December 31, 2017	$7,030	$44,945	$42,528	$110,299	$15,879	$178,975	$166,555	$566,211

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

(5)
WES has a 20% interest in TEG, which owns two NGL gathering systems that link natural gas processing plants to TEP. Midcoast Energy Partners, L.P., a wholly-owned subsidiary of Enbridge, Inc., is the operator of the two gathering systems. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the delegation, creation, appointment, or removal of officer positions require more than 50% approval of the members.

(6)
WES has a 20% interest in TEP, which owns an NGL pipeline that originates in Skellytown, Texas and extends to Mont Belvieu, Texas. Enterprise Products Operating LLC (“Enterprise”) is the operator of TEP. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the creation, appointment, or removal of officer positions require more than 50% approval of the members.

(7)
WES has a 33.33% interest in FRP, which owns an NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. Enterprise is the operator of FRP. Certain business decisions, including, but not limited to, decisions with respect to the execution of contracts, settlements, disposition of assets, or the creation, appointment, or removal of officer positions require more than 50% approval of the members.

(8)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

(9)	Recorded in Impairments in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS (CONTINUED)

The investment balance in Fort Union at December 31, 2017, is $3.1 million less than WES’s underlying equity in Fort Union’s net assets due to an impairment loss recognized by WES in the second quarter of 2017 for its investment in Fort Union. This investment was impaired to its estimated fair value of $8.5 million, using the income approach and Level 3 fair value inputs.
The investment balance in Rendezvous at December 31, 2017, includes $36.2 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.
The investment balance in White Cliffs at December 31, 2017, is $6.9 million less than WES’s underlying equity in White Cliffs’ net assets, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to Equity income, net – affiliates over the remaining estimated useful life of the White Cliffs pipeline.
An impairment loss was recognized by the operator of Fort Union during both the years ended December 31, 2016 and 2015. WES’s 14.81% share of the impairment loss was $3.0 million and $9.5 million for the years ended December 31, 2016 and 2015, respectively, recorded in Equity income, net – affiliates in the consolidated statements of operations.
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
The following tables present the summarized combined financial information for WES’s equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2017	2016	2015
Consolidated Statements of Income
Revenues	$703,424	$687,554	$667,554
Operating income	435,735	428,454	359,899
Net income	434,749	427,511	359,443

	December 31,
thousands	2017	2016
Consolidated Balance Sheets
Current assets	$137,957	$118,472
Property, plant and equipment, net	2,512,214	2,626,466
Other assets	36,373	39,802
Total assets	$2,686,544	$2,784,740
Current liabilities	80,490	63,468
Non-current liabilities	7,447	6,662
Equity	2,598,607	2,714,610
Total liabilities and equity	$2,686,544	$2,784,740

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMPONENTS OF WORKING CAPITAL
A summary of accounts receivable, net is as follows:

	December 31,
thousands	2017	2016
Trade receivables, net	$160,194	$192,606
Other receivables, net	45	30,415
Total accounts receivable, net	$160,239	$223,021

A summary of other current assets is as follows:

	December 31,
thousands	2017	2016
Natural gas liquids inventory	$10,788	$7,126
Imbalance receivables	1,640	3,483
Prepaid insurance	2,955	2,889
Total other current assets	$15,383	$13,498

A summary of accrued liabilities is as follows:

	December 31,
thousands	2017	2016
Accrued interest expense	$40,646	$39,834
Short-term asset retirement obligations	2,304	3,114
Short-term remediation and reclamation obligations	833	630
Income taxes payable	2,495	1,006
Other	1,714	606
Total accrued liabilities	$47,992	$45,190

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2017	2016
Carrying amount of asset retirement obligations at beginning of year	$142,407	$130,631
Liabilities incurred	16,153	5,515
Liabilities settled	(10,468)	(10,650)
Accretion expense	6,956	6,794
Revisions in estimated liabilities	(9,350)	10,117
Carrying amount of asset retirement obligations at end of year	$145,698	$142,407

The liabilities incurred for the year ended December 31, 2017, represented additions in asset retirement obligations primarily due to (i) capital expansions at the DJ Basin and DBM complexes and the DBJV system, (ii) the Property Exchange in March 2017 and (iii) the start-up of the DBM water systems in 2017. Revisions in estimated liabilities for the year ended December 31, 2017, were related to (i) changes in expected settlement costs and timing primarily at the Hilight system and the DJ Basin and DBM complexes, and (ii) changes in property lives primarily at the Granger, DJ Basin and DBM complexes and the Hilight and DBJV systems.
The liabilities incurred for the year ended December 31, 2016, represented additions in asset retirement obligations primarily due to capital expansions at the DJ Basin and DBM complexes and the DBJV system. Revisions in estimated liabilities for the year ended December 31, 2016, were related to (i) changes in expected settlement costs and timing primarily at the MGR assets, Granger complex and the Hilight and Springfield systems, and (ii) changes in property lives primarily at the DJ Basin and DBM complexes and the Hilight, Springfield and Haley systems.

12.  DEBT AND INTEREST EXPENSE

At December 31, 2017, WGP’s debt consisted of borrowings under the WGP RCF and WES’s 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”) and borrowings on the WES RCF.
The following table presents WES and WGP’s outstanding debt as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
WGP RCF	$28,000	$28,000	$28,000	$28,000	$28,000	$28,000
2021 Notes	500,000	495,815	530,647	500,000	494,734	536,252
2022 Notes	670,000	668,849	684,043	670,000	668,634	681,723
2018 Notes	350,000	349,684	350,631	350,000	349,188	351,531
2044 Notes	600,000	593,234	637,827	600,000	593,132	615,753
2025 Notes	500,000	491,885	500,885	500,000	490,971	492,499
2026 Notes	500,000	495,245	520,144	500,000	494,802	518,441
WES RCF	370,000	370,000	370,000	—	—	—
Total long-term debt	$3,518,000	$3,492,712	$3,622,177	$3,148,000	$3,119,461	$3,224,199

(1)	Fair value is measured using the market approach and Level 2 inputs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents WES and WGP’s debt activity for the years ended December 31, 2017 and 2016:

thousands	Carrying Value
Balance at December 31, 2015	$2,690,651
WES RCF borrowings	600,000
Issuance of 2026 Notes	500,000
Issuance of 2044 Notes	200,000
Repayments of WES RCF borrowings	(900,000)
WGP RCF borrowings	28,000
Other	810
Balance at December 31, 2016	$3,119,461
WES RCF borrowings	370,000
Other	3,251
Balance at December 31, 2017	$3,492,712

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
In 2016, WGP borrowed $28.0 million under the WGP RCF to fund the purchase of 835,841 WES common units (see Note 2) and to pay fees and expenses associated with entering into the WGP RCF. Pursuant to a collateral agreement with the WGP RCF lenders, WGP’s obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all present and after acquired equity interests owned by WGP in WES GP and WES. Borrowings under the WGP RCF bear interest, at WGP’s option, at either (a) a base rate equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) London Interbank Offered Rate (“LIBOR”) plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio or (b) LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% based upon WGP’s consolidated leverage ratio. The unused portion of the WGP RCF is subject to a quarterly commitment fee ranging from 0.30% to 0.50% per annum on the daily unused amount of the WGP RCF based upon WGP’s consolidated leverage ratio. The commitment fee rate on the WGP RCF was 0.30% at December 31, 2017 and 2016.
As of December 31, 2017, WGP had $28.0 million of outstanding borrowings ($222.0 million of available borrowing capacity) and was in compliance with all covenants under the WGP RCF. As of December 31, 2017 and 2016, the interest rate on the outstanding WGP RCF borrowings was 3.57% and 2.77%, respectively. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million.

WGP WCF. The WGP WCF matured on November 1, 2017.

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at December 31, 2017, as WES has the ability and intent to refinance these obligations using long-term debt.     In October 2016, WES issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Including the effects of (i) the issuance premium for the October 2016 offering of the 2044 Notes, (ii) the issuance discount for the March 2014 offering of the 2044 Notes and (iii) the underwriting discounts, the effective interest rate of the 2044 Notes is 5.530%. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the WES RCF and for general partnership purposes, including capital expenditures.

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
At December 31, 2017, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. The $1.2 billion WES RCF, which is expandable to a maximum of $1.5 billion, bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon WES’s senior unsecured debt rating. In December 2016, the WES RCF was amended to extend the maturity date from February 2019 to February 2020. WES is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon its senior unsecured debt rating. The facility fee rate was 0.20% at December 31, 2017 and 2016.
As of December 31, 2017, WES had $370.0 million of outstanding WES RCF borrowings and $4.6 million in outstanding letters of credit (resulting in $825.4 million available borrowing capacity), and was in compliance with all covenants under the WES RCF. As of December 31, 2017 and 2016, the interest rate on the outstanding WES RCF borrowings was 2.87% and 2.07%, respectively. In February 2018, the WES RCF was amended to extend the maturity date from February 2020 to February 2023 and expand borrowing capacity to $1.5 billion.
All of WES’s notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES GP for WES’s long-term debt and/or borrowings under the WES RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2017	2016	2015
Third parties
Long-term debt	$(143,400)	$(122,428)	$(102,058)
Amortization of debt issuance costs and commitment fees	(7,970)	(7,509)	(5,734)
Capitalized interest	6,826	5,562	8,318
Total interest expense – third parties	(144,544)	(124,375)	(99,474)
Affiliates
WGP WCF	—	—	(2)
Deferred purchase price obligation – Anadarko (1)	(71)	7,747	(14,398)
Total interest expense – affiliates	(71)	7,747	(14,400)
Interest expense	$(144,615)	$(116,628)	$(113,874)

(1)	See Note 2 for a discussion of the Deferred purchase price obligation - Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2017 and 2016, the consolidated balance sheets included $1.8 million and $2.2 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities and the long-term portion of these amounts is included in Asset retirement obligations and other. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 10 and Note 11.

Litigation and legal proceedings. In February 2017, DBJV, at the time a 50/50 joint venture between a third party and WES, initiated an arbitration against SWEPI LP (“SWEPI”) for breach of a 2007 gas gathering agreement between it and DBJV (the “GGA”). Specifically, DBJV seeks to collect approximately $190.0 million in gathering fees under the GGA for the period January 1, 2016 to July 1, 2017. SWEPI disputes DBJV’s calculation of the cost of service based rate and filed a counterclaim for alleged unpaid revenue associated with its condensate and for alleged overpayment of fees under the GGA for the years 2013 through 2016. Before the arbitration, SWEPI claimed that it is owed approximately $18.0 million in connection with these counterclaims. The final arbitration hearing will begin April 30, 2018, and WES expects to receive a decision by the end of the third quarter in 2018. Under the terms of the Property Exchange, WES’s former joint venture partner in DBJV will owe 50% of any amounts to be paid, and have a right to 50% of any amounts received, by WES as a result of this arbitration proceeding. Pursuant to an agreement between the parties, if the arbitrators determine that DBJV is owed an amount of money by SWEPI for underpaid gathering fees, that amount will be paid out over five years as a supplemental gathering fee under the currently effective gas gathering agreement between the parties. Any other amounts owed by either party will be paid in cash within ninety days of the conclusion of the arbitration. WES intends to vigorously prosecute its claims and vigorously defend the counterclaims asserted by SWEPI. Management does not believe the outcome of this proceeding will have a materially unfavorable effect on the financial condition, results of operation or cash flows of WGP.
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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to expansion projects at the DBJV system and the DJ Basin and DBM complexes.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease commitments. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices, a warehouse and equipment supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2028 and 2033, respectively, and the lease for the warehouse expired in February 2017. Rent expense charged to WES associated with these lease arrangements was $42.5 million, $35.9 million and $34.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating leases. The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2017, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the omnibus agreement:

thousands	Operating Leases
2018	$8,402
2019	7,506
2020	1,615
2021	460
2022	467
Thereafter	2,021
Total	$20,471

WESTERN GAS EQUITY PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2017 and 2016. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues and other	$516,193	$525,450	$574,695	$632,018
Equity income, net – affiliates	19,461	21,728	21,519	22,486
Gain (loss) on divestiture and other, net	119,487	15,458	72	(2,629)
Proceeds from business interruption insurance claims	5,767	24,115	—	—
Operating income (loss)	137,575	206,996	178,692	181,136
Net income (loss)	102,661	174,353	146,601	149,587
Net income (loss) attributable to Western Gas Equity Partners, LP	75,940	104,944	96,202	99,521
Net income (loss) per common unit – basic and diluted (1)	0.35	0.48	0.44	0.45
2016
Total revenues and other	$383,141	$428,664	$481,645	$510,820
Equity income, net – affiliates	16,814	19,693	20,294	21,916
Gain (loss) on divestiture and other, net	(632)	(1,907)	(6,230)	(5,872)
Proceeds from business interruption insurance claims	—	2,603	13,667	—
Operating income (loss)	152,165	175,343	196,558	180,469
Net income (loss)	117,759	165,777	169,175	144,269
Net income (loss) attributable to Western Gas Equity Partners, LP	81,816	88,863	91,397	83,696
Net income (loss) per common unit – basic and diluted (1)	0.32	0.41	0.42	0.38

(1)	Represents net income (loss) earned on and subsequent to the date of acquisition of the WES assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 9A, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WGP’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2017, we implemented changes to internal control over financial reporting related to the accounting for revenue as a result of the adoption of the revenue recognition standard effective January 1, 2018. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard, including modifications to accounting policies and contract review controls. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, WGP’s internal control over financial reporting.

Item 9B.  Other Information

On February 15, 2018, WGP voluntarily released $215.0 million in lending commitments under the WGP RCF. Following the release, $35.0 million in lender commitments remained under the WGP RCF, $28.0 million of which is drawn and outstanding as of February 15, 2018.
On February 15, 2018, WES entered into a five-year senior unsecured revolving credit agreement (the “2018 RCF”), amending and restating the WES RCF, which was originally entered into in February 2014 and had an outstanding balance of $630.0 million, with $4.6 million in outstanding letters of credit, immediately prior to closing on the 2018 RCF. The aggregate initial commitments of the 2018 RCF lenders are $1.5 billion, and they are expandable to a maximum of $2.0 billion. The 2018 RCF matures on February 15, 2023, with options to extend maturity by up to two additional one year increments, and bears interest at LIBOR, plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon its senior unsecured debt rating. The 2018 RCF contains covenants and customary events of default that are substantially similar to the WES RCF. As of February 16, 2018, there was $630.0 million outstanding on the 2018 RCF (with $4.6 million in outstanding letters of credit), which was drawn to repay amounts that were outstanding under the WES RCF. The above summary of the 2018 RCF is qualified in its entirety by reference to the 2018 RCF, a copy of which is filed as Exhibit 10.21 hereto.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 12, 2018. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Equity Holdings, LLC
Robert G. Gwin	54	Chairman of the Board
Donald R. Sinclair	60	President, Chief Executive Officer and Director (through February 12, 2017)
Benjamin M. Fink	47	President, Chief Executive Officer and Director
Jaime R. Casas	47	Senior Vice President, Chief Financial Officer and Treasurer
Craig W. Collins	45	Senior Vice President and Chief Operating Officer
Philip H. Peacock	46	Senior Vice President, General Counsel and Corporate Secretary
Daniel E. Brown	42	Director
Thomas R. Hix	70	Director
Darrell E. Hollek	60	Director (through November 9, 2017)
Robert K. Reeves	60	Director
Craig W. Stewart	63	Director
David J. Tudor	58	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 54 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert G. Gwin has served as Chairman of the Board of Directors since September 2012. He also served as a director of WES GP since 2007 and has served as Chairman of the Board of WES GP since 2009. Mr. Gwin has also served as Chief Executive Officer of WES GP from 2007 to 2010 and as President from 2007 to 2009. He was named Executive Vice President, Finance and Chief Financial Officer of Anadarko in May 2013 and previously served as Senior Vice President, Finance and Chief Financial Officer beginning in 2009. Mr. Gwin also serves as Chairman of the Board of LyondellBasell Industries N.V. since August 2013 and as a director since 2011.

Donald R. Sinclair Age: 60 Houston, Texas Director from: September 2012 to February 2017 Not Independent Officer from: September 2012 to February 2017
Biography/Qualifications

From September 2012 until his retirement in February 2017, Mr. Sinclair served as President and Chief Executive Officer and as a director of our general partner. Mr. Sinclair also served as President, Chief Executive Officer and a director of WES GP from 2010 to February 2017 and as President and a director of WES GP from 2009 to 2010. From May 2013 to February 2017, he served as Senior Vice President of Anadarko, prior to which he served as a Vice President of Anadarko beginning in 2010. Prior to joining Anadarko and becoming President and a director of WES GP, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from 2003 to 2009. Mr. Sinclair has worked in the oil and gas industry for over 35 years, with a focus on marketing and trading and the midstream sector.

Benjamin M. Fink Age: 47 Houston, Texas Director since: February 2017 Not Independent Officer since: September 2012
Biography/Qualifications

Benjamin M. Fink has served as President and Chief Executive Officer of our general partner and WES GP since May 2017 and as a director since February 2017. He previously served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of our general partner and WES GP from February 2017 to May 2017, and as Senior Vice President and Chief Financial Officer of our general partner from September 2012 to February 2017 and of WES GP from 2009 to February 2017. Mr. Fink currently serves as a Senior Vice President at Anadarko, having joined the company in 2007. From 2001 until 2006, he held executive management positions at Prosoft Learning Corporation, including serving as its President and Chief Executive Officer from 2004 until that company’s sale in 2006. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments.

Jaime R. Casas Age: 47 Houston, Texas Officer since: May 2017
Biography/Qualifications

Jaime R. Casas has served as Senior Vice President, Chief Financial Officer and Treasurer of our general partner and of WES GP since May 2017. Mr. Casas also has served as a Vice President, Finance of Anadarko since May 2017. Prior to joining WGP and WES, Mr. Casas served as Senior Vice President and Chief Financial Officer of Clayton Williams Energy, Inc. from October 2016 until the company’s sale in April 2017. Previously, he served as Vice President and Chief Financial Officer of the general partner of LRR Energy, L.P., a publicly traded exploration and production master limited partnership, from 2011 to October 2015, and as Vice President and Chief Financial Officer of Laredo Energy, a privately held oil and gas company, from 2009 to 2011. Prior to joining Laredo Energy, Mr. Casas worked for over a decade in various positions and industry groups in the investment banking divisions at Donaldson, Lufkin & Jenrette and Credit Suisse. Mr. Casas began his career in 1993 as a management information consultant with Andersen Consulting.

Craig W. Collins Age: 45 Houston, Texas Officer since: February 2017
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

Philip H. Peacock Age: 46 Houston, Texas Officer since: September 2012
Biography/Qualifications

Philip H. Peacock has served as Senior Vice President, General Counsel and Corporate Secretary of our general partner and WES GP since February 2017, and served as Vice President, General Counsel and Corporate Secretary of our general partner from September 2012 until February 2017. Mr. Peacock served as Vice President, General Counsel and Corporate Secretary of WES GP from August 2012 until February 2017. Prior to joining WGP, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in 2003. He is licensed to practice law in the state of Texas.

Daniel E. Brown Age: 42 Houston, Texas Director since: November 2017 Not Independent
Biography/Qualifications

Daniel E. Brown has served as a director of our general partner and of WES GP since November 2017. Mr. Brown has served as Executive Vice President, U.S. Onshore Operations, with responsibility for Anadarko’s upstream and midstream activity in Colorado, Texas, Utah and Wyoming since October 2017. He previously served as Executive Vice President, International and Deepwater Operations from May to October 2017, Senior Vice President, International and Deepwater Operations from August 2016 to May 2017, and Vice President, Operations for Anadarko’s Southern and Appalachia Region from August 2013 to August 2016. Mr. Brown has nearly 20 years of experience in the oil and natural gas industry, beginning his career in 1998 with Kerr-McGee Corporation. He has since held a variety of positions within Anadarko, including Vice President, Corporate Planning, General Manager of the Maverick Basin and Anadarko’s Freestone/Chalk area (U.S. onshore), Business Advisor for Planning and Reserves Administration in the Gulf of Mexico, and in engineering positions in both the U.S. onshore and the Gulf of Mexico.

Thomas R. Hix Age: 70 Houston, Texas Director since: January 2013 Independent
Biography/Qualifications

Thomas R. Hix has served as a director of our general partner and as a member of the Audit Committee and as Chairman of the Special Committee of the Board of Directors since January 2013. Mr. Hix has been a business consultant since January 2003, and previously served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from 1995 to 2003. Prior to joining Cooper Cameron, Mr. Hix held several executive finance and accounting positions in the energy industry, and has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix currently serves as a director, Chairman of the Compensation Committee and a member of the Executive Committee of Rowan Companies plc. He previously served as a director of Health Care Services Corporation from 2004 to November 2017, as a director of EP Energy Corporation from April 2014 to December 2017, and as a director of El Paso Corporation from 2004 to May 2012.

Darrell E. Hollek Age: 60 Houston, Texas Director from: May 2015 to November 2017 Not Independent
Biography/Qualifications

From May 2015 to November 2017, Darrell E. Hollek served as a director of our general partner and as a director of WES GP from May 2015 until December 2017. Mr. Hollek served as Executive Vice President, Operations of Anadarko from August 2016 to May 2017. He served as Executive Vice President, U.S. Onshore Exploration and Production of Anadarko from April 2015 to August 2016, and served as Senior Vice President, Operations (Deepwater Americas) of Anadarko from May 2013 to April 2015. Prior to these positions, he served as Vice President, Operations of Anadarko since 2007. Mr. Hollek joined Anadarko upon the acquisition of Kerr-McGee Corporation in 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, where he began his career, including management roles in the Gulf of Mexico, U.S. Onshore and Environmental, Health, Safety and Regulatory.

Robert K. Reeves Age: 60 Houston, Texas Director since: September 2012 Not Independent
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

Craig W. Stewart Age: 63 Calgary, Alberta, Canada Director since: January 2013 Independent
Biography/Qualifications

Craig W. Stewart has served as a director of our general partner and as a member of the Special Committee and Audit Committee of the Board of Directors since January 2013. Mr. Stewart served as a director of RMP Energy Inc. from 2011 to May 2017, having served as its Executive Chairman from 2011 to January 2017, and as Chairman, President and Chief Executive Officer of RMP Energy Ltd. from 2008 until 2011. Mr. Stewart served as President and Chief Executive Officer of Rider Resources Ltd. from 2003 to 2008, and prior to joining Rider Resources, held various executive and director positions with companies in the energy industry.

David J. Tudor Age: 58 Houston, Texas Director since: December 2012 Independent
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2017.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of WGP. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses Anadarko for general and administrative expenses allocated to it, as determined by Anadarko in its reasonable discretion. Under the WGP omnibus agreement, we pay an annual general and administrative expense reimbursement of $250,000 and reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes on our behalf. Read Part III, Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The Board of Directors has two standing committees: the Audit Committee and the Special Committee.

Audit Committee

The Audit Committee is comprised of three independent directors, Messrs. Tudor (Chairman), Hix and Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The Audit Committee held four meetings in 2017.
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

Special Committee

The Special Committee is comprised of two independent directors, Messrs. Hix (Chairman) and Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Anadarko). The Special Committee will determine, as set forth in the WGP partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. The WGP partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee did not meet during 2017.

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
WES does not directly employ any of the persons responsible for managing its business, and WES GP’s Board of Directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on WES’s behalf, including WES GP’s executive officers, is approved by Anadarko’s management. WES’s reimbursement to Anadarko for the compensation of executive officers is governed by the WES omnibus agreement. Under WES’s partnership agreement and the WES omnibus agreement, WES reimburses general and administrative expenses as determined by Anadarko in its reasonable discretion. Read the caption WES Omnibus Agreement under Part III, Item 13 of this Form 10-K.
WES GP’s “named executive officers” for 2017 were Donald R. Sinclair (the principal executive officer through February 12, 2017), Benjamin M. Fink (the principal executive officer effective February 13, 2017; the principal financial officer through May 21, 2017), Jaime R. Casas (the principal financial officer and principal accounting officer effective May 22, 2017), Craig W. Collins (the principal operating officer effective February 13, 2017) and Philip H. Peacock (the senior vice president, general counsel and corporate secretary). Compensation paid or awarded by WES in 2017 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology, as described below, and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the Chairman of WES GP’s Board of Directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by WES pursuant to the terms of the WES omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and reimbursement of bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.
As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentage of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the year ended December 31, 2017, which percentage represents the time devoted to the business of WES relative to time devoted to the businesses of WES and Anadarko in the aggregate:

Named Executive Officers of WES GP	Time Allocated	Anadarko Corporate Officer
Benjamin M. Fink	90.0%	Yes
Jaime R. Casas	90.0%	Yes
Craig W. Collins	50.0%	Yes
Philip H. Peacock	50.0%	Yes
Donald R. Sinclair	50.0%	No

WES’s named executive officers are compensated by Anadarko in a manner that is generally consistent with the objectives and philosophies used to develop the compensation packages for Anadarko’s named executive officers, as described in the Anadarko proxy statement. The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 5, 2018. The elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES Board of Directors or WGP Board of Directors, as applicable, including the Audit or Special Committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2017, the principal elements of compensation for WES’s named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•	equity-based compensation, which includes equity-based compensation under Anadarko’s 2012 Omnibus Incentive Compensation Plan (the “Omnibus Plan”); and

•
certain other Anadarko benefits that are provided on the same basis to other eligible Anadarko employees, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits.

Base salary. Anadarko’s management establishes base salaries to provide a fixed level of income for WES’s named executive officers based on their level of responsibility (which may or may not be related to WES’s business), their relative expertise and experience, and in some cases their potential for advancement. As discussed above, a portion of the base salaries of WES’s named executive officers is allocated to WES based on Anadarko’s methodology used for allocating general and administrative expenses.

Annual cash incentives (bonuses). Anadarko will make annual cash awards to WES’s named executive officers in 2018 for their performance during the year ended December 31, 2017, under the 2017 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate its executives and employees, reward them for the achievement of Anadarko objectives aligned with value creation, and/or recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific operational, financial and safety performance metrics during the year. The AIP bonuses paid to WES’s named executive officers are determined by Anadarko’s management.
The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2017, the annual equity awards generally consisted of a combination of (1) performance units, (2) stock options, and (3) time-based restricted stock units or shares of restricted stock. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

Other benefits. In addition to the compensation discussed above, Anadarko also provides other benefits to the named executive officers, including the following:

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

•
a limited number of perquisites, including financial counseling, tax preparation and estate planning, an executive physical program, management life insurance, voluntary participation in the Deferred Compensation Plan, and personal excess liability insurance; and

•
certain benefits that are also provided to all other eligible U.S.-based Anadarko employees, including medical, dental, vision, flexible spending and health savings accounts, paid time off, life insurance and disability coverage.

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than April 5, 2018.

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

Compensation Mix

WES believes that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plan and other Anadarko compensation, fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko.

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

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for WES’s named executive officers for the years ended December 31, 2017, 2016 and 2015, as applicable. Except as specifically noted, the amounts included in the table below reflect the portion of the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2017, see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Benjamin M. Fink	2017	415,385	—	2,062,764	1,101,952	325,122	138,498	4,043,721
President and	2016	332,135	—	1,634,281	401,340	259,066	108,526	2,735,348
Chief Executive Officer	2015	341,135	—	672,651	364,951	266,085	102,170	1,746,992
Jaime R. Casas	2017	208,731	—	1,257,309	904,934	135,675	71,607	2,578,256
Senior Vice President, Chief	2016	—	—	—	—	—	—	—
Financial Officer and Treasurer	2015	—	—	—	—	—	—	—
Craig W. Collins	2017	146,827	—	1,029,025	279,272	91,209	49,090	1,595,423
Senior Vice President and	2016	—	—	—	—	—	—	—
Chief Operating Officer	2015	—	—	—	—	—	—	—
Philip H. Peacock	2017	150,082	—	906,771	218,869	88,894	50,098	1,414,714
Senior Vice President, General Counsel	2016	129,938	—	100,020	—	62,370	42,427	334,755
and Corporate Secretary	2015	134,935	—	85,010	—	64,769	40,413	325,127
Donald R. Sinclair	2017	40,385	—	—	—	—	12,978	53,363
Former President and	2016	356,971	—	1,875,920	615,378	342,692	116,869	3,307,830
Chief Executive Officer	2015	350,481	—	828,646	449,573	336,462	104,969	2,070,131

(1)
The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the years ended December 31, 2017, 2016 and 2015. Mr. Sinclair’s amount reflects base salary compensation earned and allocated through February 12, 2017. Mr. Casas’ amount reflects base salary compensation earned and allocated since joining WES on May 22, 2017.

(2)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the 2012 Anadarko Omnibus Incentive Compensation Plans and include unvested amounts. For a discussion of valuation assumptions for the awards under the 2012 Anadarko Omnibus Incentive Compensation Plans, see Note 22—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2017, see the Grants of Plan-Based Awards Table. The amounts in this column also reflect the allocation of Anadarko performance unit awards, where such gross amounts are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date.

(3)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the 2012 Anadarko Omnibus Incentive Compensation Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2017, see the Grants of Plan-Based Awards Table.

(4)
The amounts in this column reflect the compensation under the Anadarko annual incentive program expected to be allocated to WES for the year ended December 31, 2017, and allocated to WES for the years ended December 31, 2016 and 2015. Given the timing of when payments are to be made in 2018, the 2017 amounts represent payments which were earned in 2017 and are expected to be paid in early 2018, with an assumed at-target payout, which may not be indicative of the payout the named executive officers will actually receive. The 2016 amounts represent payments which were earned in 2016 and paid in early 2017 and the 2015 amounts represent the payments which were earned in 2015 and paid in early 2016. For an explanation of the 2017 annual incentive plan awards, read Compensation Discussion and Analysis – Analysis of 2017 Compensation Actions – Performance-Based Annual Cash Incentives (Bonuses), contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the years ended December 31, 2017, 2016 and 2015. Mr. Sinclair’s amounts reflect allocated expenses through February 12, 2017. The 2017 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Benjamin M. Fink	$101,047	$37,451
Jaime R. Casas	53,119	18,488
Craig W. Collins	35,872	13,218
Philip H. Peacock	36,561	13,537
Donald R. Sinclair	9,312	3,666

Grants of Plan-Based Awards in 2017

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2017 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon each named executive officer’s allocation of time to WES’s business. Mr. Sinclair did not receive any grants in 2017.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Benjamin M. Fink
—	—	325,122	390,146
02/13/17								10,365	68.14	235,198
02/13/17				1,393	3,482	6,964				281,528
02/13/17							2,477			168,769
11/14/17								57,803	48.05	866,754
11/14/17				7,268	18,169	36,338				993,674
11/14/17							12,878			618,793
Jaime R. Casas
—	—	135,675	162,810
05/22/17								29,174	53.35	495,194
05/22/17							9,279			495,035
11/14/17								27,325	48.05	409,740
11/14/17				3,436	8,590	17,180				469,765
11/14/17							6,088			292,509
Craig W. Collins
—	—	91,209	109,451
02/13/17								7,678	68.14	174,209
02/13/17				1,032	2,580	5,160				208,553
02/13/17							1,835			125,003
11/14/17								7,007	48.05	105,063
11/14/17				881	2,203	4,406				120,455
11/14/17							10,406			500,008
11/14/17							1,561			75,006
Philip H. Peacock
—	—	88,894	106,673
03/27/17								5,362	59.94	105,049
03/27/17				688	1,721	3,442				120,005
03/27/17							1,252			75,015
11/14/17								7,591	48.05	113,820
11/14/17				954	2,386	4,772				130,490
11/14/17							10,406			500,008
11/14/17							1,691			81,253

(1)
Reflects the estimated 2017 cash payouts allocable to WES under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to WES for the actual bonus payouts under the annual incentive program for 2017 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan, read Compensation Discussion and Analysis — Analysis of 2017 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

(2)
Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2017. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. In addition to the annual grants in November 2017, Messrs. Fink, Collins and Peacock received performance unit awards earlier in the year as a result of their respective promotions. For additional discussion of Anadarko’s performance unit awards, read Compensation Discussion and Analysis — Analysis of 2017 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

(3)
Reflects the allocable number of restricted stock shares and restricted stock units awarded in 2017 under the Omnibus Plan. Generally speaking, these awards vest ratably over three years, beginning with the first anniversary of the grant date. For restricted stock shares, dividends are paid at the same time as dividends are paid with respect to outstanding shares of Anadarko common stock. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award. In addition to the annual grants in November 2017, Messrs. Fink, Collins and Peacock received restricted stock unit awards with three year vesting schedules earlier in the year as a result of their respective promotions, and Mr. Casas received restricted stock unit awards with a four year vesting schedule upon his hire. Also included are the 10,406 allocated special restricted stock units awarded in 2017 under the Omnibus Plan to each of Messrs. Collins and Peacock, which will vest in four years from grant date, provided Messrs. Collins and Peacock remain employed by Anadarko until such date.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2017. These awards vest ratably over three years, beginning with the first anniversary of the date of grant and have a term of seven years. In addition to the annual grants in November 2017, Messrs. Fink, Collins and Peacock received Anadarko stock options with three year vesting schedules earlier in the year as a result of their respective promotions, and Mr. Casas received options with a four year vesting schedule upon his hire.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2017 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 22—Share-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Year-End 2017

The following table reflects outstanding equity awards as of December 31, 2017, for each of the named executive officers, including awards under Anadarko’s Omnibus Plan. As of December 31, 2017, none of WES’s named executive officers have any outstanding WES LTIP or WGP LTIP awards. The market values shown are based on Anadarko’s closing stock price of $53.64 on December 29, 2017, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business at December 31, 2017.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Benjamin M. Fink
03/04/11	1,571	—	81.02	03/04/18	—	—	—	—
06/07/13	1,453	—	87.98	06/07/20	—	—	—	—
11/06/13	6,058	—	92.02	11/06/20	—	—	—	—
11/06/14	14,816	—	93.51	11/06/21	—	—	—	—
11/06/14	—	—	—	—	—	—	3,990	—
10/26/15	—	—	—	—	1,266	67,908	—	—
10/26/15	13,460	6,729	69.00	10/26/22	—	—	—	—
10/26/15	—	—	—	—	—	—	5,786	124,144
11/10/16	—	—	—	—	14,614	783,895	—	—
11/10/16	—	—	—	—	—	—	6,437	138,112
11/10/16	6,464	12,928	61.87	11/10/23	—	—	—	—
11/10/16	—	—	—	—	3,044	163,280	—	—
02/13/17	—	10,365	68.14	02/13/24	—	—	—	—
02/13/17	—	—	—	—	2,486	133,349	—	—
02/13/17	—	—	—	—	—	—	3,482	74,710
11/14/17	—	—	—	—	12,890	691,420	—	—
11/14/17	—	57,803	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	18,169	974,585
Jaime R. Casas
05/22/17	—	29,174	53.35	05/22/24	—	—	—	—
05/22/17	—	—	—	—	9,307	499,227	—	—
11/14/17	—	—	—	—	6,093	326,829	—	—
11/14/17	—	27,325	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	8,590	460,768

Craig W. Collins
03/04/11	198	—	81.02	03/04/18	—	—	—	—
03/09/15	—	—	—	—	413	22,153	—	—
04/12/16	—	—	—	—	1,497	80,299	—	—
02/13/17	—	7,678	68.14	02/13/24	—	—	—	—
02/13/17	—	—	—	—	1,842	98,805	—	—
02/13/17	—	—	—	—	—	—	2,580	55,356
11/14/17	—	—	—	—	10,416	558,714	—	—
11/14/17	—	—	—	—	1,562	83,786	—	—
11/14/17	—	7,007	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	2,203	118,169
Philip H. Peacock
03/09/15	—	—	—	—	351	18,828	—	—
04/12/16	—	—	—	—	1,331	71,395	—	—
03/27/17	—	5,362	59.94	03/27/24	—	—	—	—
03/27/17	—	—	—	—	—	—	1,721	92,314
03/27/17	—	—	—	—	1,256	67,372	—	—
11/14/17	—	—	—	—	10,416	558,714	—	—
11/14/17	—	—	—	—	1,693	90,813	—	—
11/14/17	—	7,591	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	2,386	127,985

(1)
Stock options have a seven-year term and will vest ratably over three years in equal installments on the first, second, and third anniversaries of the date of grant. Stock option awards do not accrue dividends or dividend equivalents.

(2)
Generally speaking, the restricted stock units and shares will vest pro-rata annually over three years, beginning with the first anniversary of the grant date. At the end of each vesting period, unless deferred, the number of restricted stock units that vest are settled in shares of unrestricted common stock, less applicable withholding taxes. For restricted stock shares, dividends are paid at the same time as dividends are paid with respect to outstanding shares of Anadarko common stock. For restricted stock units, dividend equivalents are accrued and reinvested in additional shares of common stock, less applicable withholding taxes. The 14,547 allocated special restricted stock units received in November 2016 by Mr. Fink, and the 10,406 allocated special restricted stock units received in November 2017 by each of Messrs. Collins and Peacock, as well as the corresponding dividend unit equivalents, will vest in four years from the grant date, provided Messrs. Fink, Collins and Peacock remain employed by Anadarko until such dates.

(3)
The number of outstanding units and the estimated payout percentages disclosed for each award are calculated based on Anadarko’s relative performance ranking as of December 31, 2017, and are not necessarily indicative of what the payout percent earned will be at the end of each three-year performance period. Anadarko’s relative performance rankings as of December 31, 2017 were: 0% for the 2014 grant, 40% for the 2015 grant, 40% for the 2016 grant and 40% for the February and March 2017 grant. For awards granted in November 2017 with a performance period beginning in 2018, target payout has been assumed.

Option Exercises and Stock Vested in 2017

The following table reflects Anadarko option awards exercised in 2017 and Anadarko stock awards and WGP LTIP phantom units that vested in 2017. The dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business. No expense was allocated to WES for Mr. Sinclair on any option exercises and stock award vesting in 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Benjamin M. Fink	—	—	3,691	184,969
Jaime R. Casas	—	—	—	—
Craig W. Collins	—	—	1,539	96,238
Philip H. Peacock	—	—	1,353	84,646

(1)
Shares acquired and values realized on exercise include options exercised in 2017. The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2017 of restricted stock shares or units, performance units, or phantom units. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2017

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table as Anadarko does not allocate expense to WES upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on Anadarko’s pension benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

Nonqualified Deferred Compensation for 2017

Anadarko maintains a deferred compensation plan and a savings restoration plan for a select group of management and highly compensated employees who have reached the applicable Internal Revenue Code contribution limitations, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table as Anadarko does not allocate expense to WES upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits sections contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

Potential Payments Upon Termination or Change of Control

In the event of a Change of Control (as defined below) of WES GP, WGP GP or Anadarko, the only payments that WES would be responsible for paying to WES’s named executive officers relate to the accelerated vesting of unvested awards under the WES LTIP. Similarly, WES would be responsible for paying its allocated share of any accelerated vesting of awards under the WGP LTIP if a Change of Control were to occur at WGP GP. As of December 31, 2017, none of WES’s named executive officers have any outstanding WES LTIP or WGP LTIP awards.
WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting hypothetical allocations of the potential payments to be made by Anadarko in the event of termination of the named executive officer or a Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2017, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.
The following tables reflect the expenses that could be allocated to WES by Anadarko as of December 31, 2017, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a termination date of December 31, 2017, and, where applicable, using the closing price of Anadarko’s common stock of $53.64 (as reported on the NYSE as of December 29, 2017). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018. Actual amounts will be determinable only upon the termination or Change in Control event.

Involuntary For Cause

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Voluntary Termination (Including Retirement)

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Payout of Performance Unit Awards (1)	$—	$—	$—	$—
Continued Vesting of Restricted Stock Unit Awards (2)	—	—	—	—
Total	$—	$—	$—	$—

(1)
Under the terms of the 2015 performance unit agreement, retirement-eligible participants, as defined by the Anadarko Petroleum Corporation Retiree Health Benefits Plan, receive a prorated payout, paid after the end of the performance period, based on actual performance and the number of months worked during the performance period. Additionally, the performance unit agreements for awards granted on or after November 10, 2016 provide for payout at the end of the performance period, with no proration and based on actual performance, in cases of a qualified retirement, or retirement at or after age 60 with minimum 10 years of service. As of December 31, 2017, none of the named executive officers were eligible for retirement nor qualified retirement.

(2)
Under the terms of the restricted stock unit agreements effective on or after November 10, 2016, in the event of a qualified retirement, or retirement at or after age 60 with minimum 10 years of service, restricted stock units that are held for at least 180 days after grant date will be settled according to the vesting schedule. As of December 31, 2017, none of the named executive officers were eligible for qualified retirement.

Involuntary Not For Cause Termination

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Cash Severance (1)	$1,252,215	$918,225	$452,157	$421,249
Pro-rata Bonus (2)	325,122	135,675	91,209	88,894
Accelerated Anadarko Equity Awards (3)	1,808,517	660,435	854,495	795,669
Supplemental Pension Benefits (4)	—	—	—	—
Medical and Dental (5)	7,497	14,298	4,165	4,165
Total	$3,393,351	$1,728,633	$1,402,026	$1,309,977

(1)	The values assume two times base salary plus one times target bonus multiplied by the applicable named executive officer’s allocation percentages in effect as of December 31, 2017.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values reflect the allocated portion of the named executive officer’s assumed at-target bonus awarded under the annual incentive plan. For additional discussion of this program, read Compensation Discussion and Analysis — Analysis of 2017 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2018.

(3)
Reflects the in-the-money value of unvested stock options (subject to Anadarko’s Board of Directors approval), the estimated current value of unvested performance units (based on performance to date) and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2017. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance period, based on actual performance. However, the performance unit awards and the restricted stock unit awards granted on November 14, 2017, are not included in the table above as accelerated vesting upon an involuntary not for cause termination only applies to such awards if they have been held for at least 180 days after the grant date, which would not be the case in the event of such a termination that occurred on December 31, 2017. The values for Messrs. Collins and Peacock include the 10,406 allocated special restricted stock units granted on November 14, 2017, and their respective dividend equivalent units, since these grants are not subject to the 180-day hold requirement. Further, while the terms of the outstanding stock options do not require Anadarko to accelerate the vesting of the stock options upon an involuntary termination not for cause, Anadarko’s Board of Directors has a historic practice of doing so and, as such, the value of acceleration of the outstanding stock option awards is included above. The equity awards granted on and after November 10, 2016 contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s allocation percentage as of December 31, 2017.

(4)
Reflects the lump-sum present value of additional benefits related to Anadarko’s supplemental pension benefits which are contingent upon the termination event. The value includes special pension credits, provided through an employment agreement, retention agreement, the APC Retirement Restoration Plan or the KMG Restoration Plan, as applicable. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming the allocation percentages in effect as of December 31, 2017, the expense would be as follows: Mr. Collins—$205,932.

(5)
Values represent six months of medical and dental active employee rate benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentages in effect as of December 31, 2017.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Cash Severance (1)	$1,593,000	$964,350	$512,000	$499,636
Pro-rata Bonus (2)	346,500	135,675	83,500	87,318
Accelerated Anadarko Equity Awards (3)	3,474,522	1,448,031	1,056,450	1,014,466
Supplemental Pension Benefits (4)	—	—	—	—
Nonqualified Deferred Compensation (5)	159,300	69,300	30,720	49,964
Health and Welfare Benefits (6)	44,265	68,400	22,162	21,849
Total	$5,617,587	$2,685,756	$1,704,832	$1,673,233

(1)
Values assume two times the sum of base salary plus the highest bonus paid in the past three years, and reflect the allocation percentages in effect as of December 31, 2017, per the terms of the key employee change of control agreement with Anadarko. Because Mr. Casas did not work the full year in 2017, his value was calculated using an assumed at-target allocated payout in 2017.

(2)
Values assume the full-year equivalent of the applicable named executive officer’s highest annual bonus allocated to WES over the past three years. The value for Mr. Casas’ highest annual bonus was based on an estimated at-target allocated payout in 2017 as he did not receive bonus payouts in the last three years.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2017. Upon a Change of Control, the value of unvested performance units would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. The equity awards granted on and after November 10, 2016, contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s allocation percentage as of December 31, 2017.

(4)
Under the terms of the change of control agreement, the named executive officers would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming the applicable named executive officer was eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming the allocation percentages in effect as of December 31, 2017, the expense would be as follows: Mr. Fink—$110,181, Mr. Casas—$71,406, Mr. Collins—$255,189, and Mr. Peacock—$31,850.

(5)
The values reflect an additional two years of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2017, per the terms of their key employee change of control agreements with Anadarko.

(6)
The values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP and reflect the allocation percentages as of December 31, 2017.

Disability

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	3,474,522	1,448,031	1,056,450	1,014,466
Health and Welfare Benefits (2)	210,290	161,535	83,006	77,115
Total	$3,684,812	$1,609,566	$1,139,456	$1,091,581

(1)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2017. In the event of a termination as a result of disability, performance units would be paid after the end of the applicable performance period, based on actual performance. The equity awards granted on and after November 10, 2016, contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s allocation percentage as of December 31, 2017.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage as of December 31, 2017.

Death

	Mr. Fink	Mr. Casas	Mr. Collins	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	3,979,972	1,448,031	1,139,485	1,069,854
Life Insurance Proceeds (2)	1,483,924	1,142,622	568,838	535,862
Total	$5,463,896	$2,590,653	$1,708,323	$1,605,716

(1)
Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2017. All values reflect each named executive officer’s allocation percentage as of December 31, 2017.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage as of December 31, 2017, and exclude death benefit proceeds from programs available to all employees.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of Mr. Benjamin M. Fink, our Chief Executive Officer (CEO). As discussed in the Employees section in Business and Properties under Part I, Items 1 and 2 of this form 10-K, neither we nor WES have any employees. Nonetheless, in an effort to comply with this requirement, the pay ratio provided below has been calculated as the total 2017 annual compensation for Mr. Fink, divided by the total annual compensation of the median employee providing services to WES pursuant to (i) the Services and Secondment Agreement and (ii) the Omnibus Agreement, in each case on an unallocated (100%) basis. For 2017, the ratio resulting from this calculation was 32 to 1.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the Board of Directors and committees of the Board pursuant to a director compensation plan approved by the Board of Directors. From January 1, 2017 through May 31, 2017, such compensation consisted of the following:

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

Notwithstanding the above, for any director who also serves as a director of WES GP, the annual retainer is $45,000 and the meeting fee is $1,000.
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

On May 31, 2017, the Board of Directors approved a new compensation plan for our non-employee directors. The above compensation plan was modified as follows:

•the annual retainer was increased to $110,000 for each board member;

•
the per-meeting fee of $2,000 for each board and committee meeting attended will be paid only to the extent a board member attends in excess of 10 total board and committee meetings in one calendar year; and

•
the value of the annual grant of phantom units was increased to approximately $100,000 on the date of grant ($50,000 for any director who also serves as a director of WES GP). The non-employee directors received such a grant of phantom units on May 31, 2017.

Notwithstanding the above, for any director that also serves as a director for WES GP, such increased annual retainer is $55,000 and the per-meeting fee in excess of 10 total board and committee meetings attended is $1,000. In all other respects, the non-employee director compensation plan remains unchanged.

The following table sets forth information concerning total director compensation earned during 2017 by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas R. Hix	$117,000	$100,014	$—	$—	$—	$217,014
Craig W. Stewart	102,000	100,014	—	—	—	202,014
David J. Tudor	65,000	50,029	—	—	—	115,029

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2017, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. As of December 31, 2017, Mr. Tudor had 1,153 outstanding phantom units and Messrs. Hix and Stewart each had 2,305 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2017:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Thomas R. Hix	May 31	2,305	100,014
Craig W. Stewart	May 31	2,305	100,014
David J. Tudor	May 31	1,153	50,029

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2017 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Fink, Brown and Reeves, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Gas Equity Holdings, LLC:

Robert G. Gwin
Benjamin M. Fink
Daniel E. Brown
Thomas R. Hix
Robert K. Reeves
Craig W. Stewart
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of February 12, 2018:

•	each member of the Board of Directors;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	52,143,426	34.17%	178,587,365	81.57%
Robert G. Gwin	5,000	*	100,000	*
Benjamin M. Fink	2,213	*	18,683	*
Jaime R. Casas	—	*	—	*
Craig W. Collins	480	*	400	*
Philip H. Peacock	—	*	7,500	*
Daniel E. Brown	—	*	—	*
Thomas R Hix (3)	—	*	9,172	*
Robert K. Reeves	9,000	*	9,000	*
Craig W. Stewart (3)	—	*	25,206	*
David J. Tudor (3)	10,724	*	7,310	*
All directors and executive officers as a group (10 persons)	27,417	*	177,271	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)
WGP held 50,132,046 common units of WES and other subsidiaries of Anadarko, AMM and AMH, collectively held 2,011,380 common units of WES. WGRI owns 178,587,365 common units of WGP. Anadarko is the ultimate parent company of WGP, WGP GP, AMM, AMH and WGRI and may, therefore, be deemed to beneficially own the units held by such parties. Anadarko, through AMH, also held 13,243,883 WES Class C units.

(3)
Does not include (a) 1,795 unvested phantom units that were granted to Mr. Tudor under the WES LTIP, and (b) 1,153 unvested phantom units that were granted to Mr. Tudor, and 2,305 unvested phantom units that were granted to each of Messrs. Hix and Stewart. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s Board of Directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 12, 2018:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	62,394	278,578	340,972	*
Benjamin M. Fink (3)	12,513	52,528	65,041	*
Jaime R. Casas (3)	—	—	—	*
Craig W. Collins (3) (4)	10,113	5,514	15,627	*
Philip H. Peacock (3) (4)	3,930	3,575	7,505	*
Daniel E. Brown (3)	17,966	80,672	98,638	*
Thomas R. Hix	—	—	—	*
Robert K. Reeves (3)	220,510	217,880	438,390	*
Craig W. Stewart	—	—	—	*
David J. Tudor	—	—	—	*
All directors and executive officers as a group (10 persons) (3)	327,426	638,747	966,173	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of December 31, 2017, there were 541.1 million shares of Anadarko common stock outstanding.

(3)
Does not include unvested restricted stock units of Anadarko held by the following individuals in the amounts indicated: Robert G. Gwin—40,516; Benjamin M. Fink—37,980; Jaime R. Casas—17,074; Craig W. Collins—27,603; Philip H. Peacock—26,697; Daniel E. Brown—47,565; and Robert K. Reeves—33,050; for a total of 230,485 unvested restricted stock units held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
Includes 3,820 and 3,363 unvested shares of restricted common stock of Anadarko held by Craig W. Collins and Philip H. Peacock, respectively. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

As of February 12, 2018, Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12. The following table sets forth owners of 5% or greater of WES’s and WGP’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
WES Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	8,329,599 (1)	5.46%
WES Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	13,823,458 (2)	9.10%
WES Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	8,974,770 (3)	5.88%
WGP Common Units	Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	11,231,444 (4)	5.13%

(1)
Based upon its Schedule 13G filed February 6, 2018, with the SEC with respect to WES securities held as of December 31, 2017, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 8,329,599 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 8,301,343 of the common units held by ALPS.

(2)
Based upon its Schedule 13G/A filed February 13, 2018, with the SEC with respect to WES securities held as of December 31, 2017, Tortoise Capital Advisors, L.L.C has shared voting power as to 11,857,986 common units and shared dispositive power as to 13,511,242 common units.

(3)
Based upon its Schedule 13G/A filed February 6, 2018, with the SEC with respect to WES securities held as of December 31, 2017, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 8,974,770 common units.

(4)
Based upon its Schedule 13G filed February 15, 2018, with the SEC with respect to WGP securities held as of December 31, 2017, Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC have shared voting power as to 10,739,455 common units and shared dispositive power as to 11,231,444 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2017. For more information regarding the WGP LTIP, which did not require approval by our unitholders, read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	5,763	— (2)	2,944,325
Total	5,763	—	2,944,325

(1)	The Board of Directors adopted the WGP LTIP in connection with the IPO of our common units.

(2)
Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2017. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	7,180	— (1)	2,250,000
Total	7,180	—	2,250,000

(1)
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 12, 2018, WGRI owned 178,587,365 common units representing an 81.6% limited partner interest in us. In addition, as of February 12, 2018, our general partner held a non-economic general partner interest in us.

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

•	50,132,046 WES common units, representing a 29.8% limited partner interest in WES.

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

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the WGP omnibus agreement for the year ended December 31, 2017, separate from, and in addition to, those reimbursed by WES:

thousands	Year Ended December 31, 2017
General and administrative expenses	$263
Public company expenses	1,821
Total reimbursement	$2,084

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
Through December 31, 2017, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

Working Capital Facility

On November 1, 2012, we entered into the WGP WCF, a $30.0 million working capital facility with Anadarko as the lender. The WGP WCF matured on November 1, 2017.

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

•
WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2017); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2017:

thousands	Year Ended December 31, 2017
Reimbursement of general and administrative expenses	$31,733
Reimbursement of public company expenses	9,379
Total reimbursement	$41,112

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
Through December 31, 2017, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States. Taxes for which WES reimburses Anadarko include state taxes attributable to WES’s income, which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to WES’s acquisition of WES assets, which refers to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2017. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

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

Commodity Price Swap Agreements

WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of WES’s natural gas, condensate and NGLs purchased and sold. On December 20, 2017, WES renewed its commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2018, with an effective date of January 1, 2018. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and Processing Agreements

WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. For the year ended December 31, 2017, 34% of WES’s natural gas gathering, treating and transportation throughput and 41% of WES’s natural gas processing throughput, was attributable to production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput. For the year ended December 31, 2017, 56% of WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput was attributable to production owned or controlled by Anadarko, exclusive of its equity investment throughput.

Commodity Purchase and Sale Agreements

WES sells a significant amount of its natural gas, condensate and NGLs to AESC, Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchases and Sales

The following table summarizes WES’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
thousands	Purchases			Sales
Cash consideration	$3,910	$3,965	$10,903	$—	$623	$925
Net carrying value	(5,283)	(3,366)	(6,318)	—	(605)	(972)
Partners’ capital adjustment	$(1,373)	$599	$4,585	$—	$18	$(47)

Contributions in Aid of Construction Costs from Affiliates

On certain of WES’s capital projects, Anadarko is obligated to reimburse WES for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. The cash receipts resulting from such reimbursements are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the expected impact the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) will have on future aid in construction costs.

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
The following table summarizes material affiliate transactions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

	Year Ended December 31,
thousands	2017	2016	2015
Revenues and other (1)	$1,365,318	$1,228,232	$1,220,639
Equity income, net – affiliates (1)	85,194	78,717	71,251
Cost of product (1)	86,010	80,455	167,354
Operation and maintenance (2)	72,489	72,330	77,061
General and administrative (3)	39,940	38,873	34,703
Operating expenses	198,439	191,658	279,118
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	71	(7,747)	14,400
Settlement of the Deferred purchase price obligation – Anadarko (6)	(37,346)	—	—
Distributions to WGP unitholders (7)	360,523	315,505	269,029
Distributions to WES unitholders (8)	7,100	5,614	2,235
Above-market component of swap agreements with Anadarko (9)	58,551	45,820	18,449

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

(5)
Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 2—Acquisitions and Divestitures and Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) and for the year ended December 31, 2015, includes interest expense recognized on the WGP WCF (see Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

(6)
Represents the cash payment to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(7)
Represents distributions paid under WGP’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(8)
Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(9)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information.

Other

In 2017, Anadarko made payments totaling approximately $218,000 to the Houston Astros Baseball Club. James R. Crane, a member of the Board of Directors of WES GP, is the principal owner and Chairman of the Houston Astros.

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
Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. The WGP partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. The WGP partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See Special Committee under Part III, Item 10 of this Form 10-K.
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

Our general partner may, but is not required to, seek the approval of such resolution from the Special Committee of its Board of Directors. In connection with a situation involving a conflict of interest, any determination by our general partner involving the resolution of the conflict of interest must be made in good faith, provided that, if our general partner does not seek approval from the Special Committee and its Board of Directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or WGP, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in the WGP partnership agreement, our general partner or the Special Committee may consider any factors that it determines in good faith to be appropriate when resolving a conflict. The WGP partnership agreement provides that for someone to act in good faith, that person must reasonably believe he is acting in the best interests of WGP.
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

thousands	2017	2016
Audit fees	$230	$225
Audit-related fees	—	250
Total	$230	$475

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
In addition, WES paid $1.1 million in audit fees and $0.4 million in audit-related fees for the year ended December 31, 2017, and $1.0 million in audit fees and $0.7 million in audit-related fees for the year ended December 31, 2016.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of WGP’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2017, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2018.

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

3.3
Amendment No.1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Equity Partners, LP, dated November 9, 2017 (incorporated by reference to Exhibit 3.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on November 9, 2017, File No. 001-35753.

3.4
Certificate of Formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Equity Partners, LP’s Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

3.5
Amended and Restated Limited Liability Company Agreement of Western Gas Equity Holdings, LLC, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

3.6
Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.7
Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

Exhibit Number	Description
3.8
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

3.9
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated February 22, 2017 (incorporated by reference to Exhibit 3.4 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

3.10
Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated November 9, 2017 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 9, 2017, File No. 001-34046).

3.11
Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.12
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

Exhibit Number	Description
4.14	Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).
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

10.15‡
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

10.16‡
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

Exhibit Number	Description
10.17†
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

10.18
Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2014, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

10.19
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of October 20, 2015, among Western Gas Partners, LP Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.17 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

10.20
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2016, among Western Gas Partners, LP Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 16, 2016, File No. 001-34046).

10.21
Third Amended and Restated Revolving Credit Agreement, dated as of February 15, 2018, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto. (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046.)

10.22
Fourth Amended and Restated Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Western Gas Resources, Inc (incorporated by reference to Exhibit 10.19 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

10.23
First Amendment to Fourth Amended and Restated Indemnification Agreement, dated February 15, 2018, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.23 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046.)

10.24
Omnibus Agreement, by and among, Western Gas Equity Partners, LP, Western Gas Equity Holdings, LLC and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

10.25
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

10.25
AMH Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and APC Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.27
KWC Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Kerr-McGee Worldwide Corporation (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

10.28
Unit Purchase Agreement, dated October 28, 2014, by and among Western Gas Partners, LP, APC Midstream Holdings, LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

10.29†
Gas Gathering Agreement effective July 1, 2010 between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP, as amended by Amendment No. 1 dated August 4, 2011, Amendment No. 2 dated December 3, 2012, Amendment No. 3 dated November 19, 2013 and Amendment No. 4 dated June 2, 2014 (incorporated by reference to Exhibit 10.23 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 26, 2015, File No. 001-34046).

10.30†
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

10.31†
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046.)

10.32
Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Equity Partners, LP, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.2 to the Western Gas Equity Partners, LP Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

Exhibit Number	Description
10.33
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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

February 16, 2018

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

Each person whose signature appears below constitutes and appoints Benjamin M. Fink and Jaime R. Casas, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2018.

Signature	Title (Position with Western Gas Equity Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Benjamin M. Fink	President, Chief Executive Officer and Director
Benjamin M. Fink	(Principal Executive Officer)

/s/ Jaime R. Casas	Senior Vice President, Chief Financial Officer and Treasurer
Jaime R. Casas	(Principal Financial and Accounting Officer)

/s/ Daniel E. Brown	Director
Daniel E. Brown

/s/ Robert K. Reeves	Director
Robert K. Reeves

/s/ Thomas R. Hix	Director
Thomas R. Hix

/s/ Craig W. Stewart	Director
Craig W. Stewart

/s/ David J. Tudor	Director
David J. Tudor