Form 10-Q
period 2018-03-31
Western Gas Equity Partners, LP
filed 2018-05-02
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 218,933,141 common units outstanding as of April 30, 2018.

COMMONLY USED TERMS AND DEFINITIONS

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its subsidiaries (“WES”). For purposes of this Form 10-Q, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners, LP” or like terms refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC, and WES, as the context requires. As used in this Form 10-Q, the identified terms and definitions below have the following meanings:
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
Bbls/d: Barrels per day.
Board of Directors: The board of directors of WGP GP.
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
DBM water systems: Two produced water gathering and disposal systems in West Texas.
DJ Basin complex: The Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Key Performance Metrics under Part I, Item 2 of this Form 10-Q.
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
WES RCF: WES’s $1.5 billion senior unsecured revolving credit facility.
WGP: Western Gas Equity Partners, LP.
WGP GP or general partner: Western Gas Equity Holdings, LLC, the general partner of WGP.
WGP RCF: The WGP $35.0 million senior secured revolving credit facility.
WGP LTIP: Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan.
White Cliffs: White Cliffs Pipeline, LLC.
2018 Notes: WES’s 2.600% Senior Notes due 2018.
2021 Notes: WES’s 5.375% Senior Notes due 2021.
2022 Notes: WES’s 4.000% Senior Notes due 2022.
2025 Notes: WES’s 3.950% Senior Notes due 2025.
2026 Notes: WES’s 4.650% Senior Notes due 2026.
2028 Notes: WES’s 4.500% Senior Notes due 2028.
2044 Notes: WES’s 5.450% Senior Notes due 2044.
2048 Notes: WES’s 5.300% Senior Notes due 2048.
$500.0 million COP: WES’s continuous offering program that may be undertaken pursuant to the registration statement filed with the SEC in July 2017 for the issuance of up to an aggregate of $500.0 million of WES common units.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2018	2017
Revenues and other – affiliates
Service revenues – fee based	$186,001	$172,314
Service revenues – product based	242	—
Product sales	54,819	142,841
Total revenues and other – affiliates	241,062	315,155
Revenues and other – third parties
Service revenues – fee based	152,418	135,500
Service revenues – product based	22,351	—
Product sales	21,118	63,684
Other	219	1,854
Total revenues and other – third parties	196,106	201,038
Total revenues and other	437,168	516,193
Equity income, net – affiliates	20,424	19,461
Operating expenses
Cost of product (1)	77,799	189,359
Operation and maintenance (1)	88,279	73,760
General and administrative (1)	14,964	13,476
Property and other taxes	12,382	12,294
Depreciation and amortization	76,842	69,702
Impairments	148	164,742
Total operating expenses	270,414	523,333
Gain (loss) on divestiture and other, net (2)	116	119,487
Proceeds from business interruption insurance claims	—	5,767
Operating income (loss)	187,294	137,575
Interest income – affiliates	4,225	4,225
Interest expense (3)	(40,346)	(36,033)
Other income (expense), net	817	446
Income (loss) before income taxes	151,990	106,213
Income tax (benefit) expense	1,502	3,552
Net income (loss)	150,488	102,661
Net income (loss) attributable to noncontrolling interests	49,483	26,721
Net income (loss) attributable to Western Gas Equity Partners, LP	$101,005	$75,940
Net income (loss) per common unit – basic and diluted	$0.46	$0.35
Weighted-average common units outstanding – basic and diluted	218,933	218,929

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $20.2 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively. Operation and maintenance includes charges from Anadarko of $20.2 million and $17.1 million for the three months ended March 31, 2018 and 2017, respectively. General and administrative includes charges from Anadarko of $11.8 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively. See Note 6.

(2)	Includes losses related to an incident at the DBM complex for the three months ended March 31, 2017. See Note 1.

(3)	Includes affiliate (as defined in Note 1) amounts of zero and $(0.1) million for the three months ended March 31, 2018 and 2017, respectively. See Note 10.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$523,686	$79,588
Accounts receivable, net (1)	188,876	160,239
Other current assets (2)	23,256	15,383
Total current assets	735,818	255,210
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	8,272,083	7,871,102
Less accumulated depreciation	2,208,536	2,140,211
Net property, plant and equipment	6,063,547	5,730,891
Goodwill	416,160	416,160
Other intangible assets	768,162	775,269
Equity investments	557,681	566,211
Other assets (3)	14,525	12,570
Total assets	$8,815,893	$8,016,311
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (4)	$360,028	$349,801
Short-term debt	28,000	—
Accrued ad valorem taxes	38,871	26,633
Accrued liabilities (5)	79,122	47,992
Total current liabilities	506,021	424,426
Long-term liabilities
Long-term debt	4,176,346	3,492,712
Deferred income taxes	8,592	7,409
Asset retirement obligations	147,082	143,394
Other liabilities (6)	128,757	3,491
Total long-term liabilities	4,460,777	3,647,006
Total liabilities	4,966,798	4,071,432
Equity and partners’ capital
Common units (218,933,141 units issued and outstanding at March 31, 2018, and December 31, 2017)	1,041,066	1,061,125
Total partners’ capital	1,041,066	1,061,125
Noncontrolling interests	2,808,029	2,883,754
Total equity and partners’ capital	3,849,095	3,944,879
Total liabilities, equity and partners’ capital	$8,815,893	$8,016,311

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $56.1 million and $36.1 million as of March 31, 2018, and December 31, 2017, respectively.

(2)	Other current assets includes affiliate amounts of $5.7 million and zero as of March 31, 2018, and December 31, 2017, respectively.

(3)	Other assets includes affiliate amounts of $0.2 million and zero as of March 31, 2018, and December 31, 2017, respectively.

(4)	Accounts and imbalance payables includes affiliate amounts of $0.1 million and $0.3 million as of March 31, 2018, and December 31, 2017, respectively.

(5)	Accrued liabilities includes affiliate amounts of $2.1 million and $0.2 million as of March 31, 2018, and December 31, 2017, respectively.

(6)	Other liabilities includes affiliate amounts of $42.4 million and $0.7 million as of March 31, 2018, and December 31, 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,061,125	$2,883,754	$3,944,879
Cumulative effect of accounting change (1)	(14,209)	(30,200)	(44,409)
Net income (loss)	101,005	49,483	150,488
Above-market component of swap agreements with Anadarko (2)	14,282	—	14,282
WES equity transactions, net (3)	(2,525)	2,525	—
Distributions to Chipeta noncontrolling interest owner	—	(3,353)	(3,353)
Distributions to noncontrolling interest owners of WES	—	(94,272)	(94,272)
Distributions to WGP unitholders	(120,140)	—	(120,140)
Contributions of equity-based compensation to WES by Anadarko	1,470	—	1,470
Other	58	92	150
Balance at March 31, 2018	$1,041,066	$2,808,029	$3,849,095

(1)	See Note 1.

(2)	See Note 6.

(3)
Includes the impact of the cumulative effect of accounting change in WES’s consolidated statement of equity and partners’ capital. The $2.5 million decrease to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $98.5 million for the three months ended March 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2018	2017
Cash flows from operating activities
Net income (loss)	$150,488	$102,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,842	69,702
Impairments	148	164,742
Non-cash equity-based compensation expense	1,630	1,269
Deferred income taxes	1,331	3,128
Accretion and amortization of long-term obligations, net	2,103	1,268
Equity income, net – affiliates	(20,424)	(19,461)
Distributions from equity investment earnings – affiliates	20,941	19,114
(Gain) loss on divestiture and other, net (1)	(116)	(119,487)
Lower of cost or market inventory adjustments	143	45
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(28,647)	(1,530)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	27,307	(29,935)
Change in other items, net	9,170	157
Net cash provided by operating activities	240,916	191,673
Cash flows from investing activities
Capital expenditures	(302,297)	(125,944)
Contributions in aid of construction costs from affiliates	—	1,310
Acquisitions from third parties	—	(155,287)
Distributions from equity investments in excess of cumulative earnings – affiliates	8,013	3,453
Proceeds from the sale of assets to third parties	116	34
Proceeds from property insurance claims	—	24,000
Net cash used in investing activities	(294,168)	(252,434)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,337,517	(11)
Repayments of debt	(630,000)	—
Increase (decrease) in outstanding checks	(6,684)	1,024
Proceeds from the issuance of WES common units, net of offering expenses	—	(158)
Distributions to WGP unitholders (2)	(120,140)	(101,254)
Distributions to Chipeta noncontrolling interest owner	(3,353)	(3,370)
Distributions to noncontrolling interest owners of WES	(94,272)	(84,172)
Net contributions from (distributions to) Anadarko	—	(14)
Above-market component of swap agreements with Anadarko (2)	14,282	12,297
Net cash provided by (used in) financing activities	497,350	(175,658)
Net increase (decrease) in cash and cash equivalents	444,098	(236,419)
Cash and cash equivalents at beginning of period	79,588	359,072
Cash and cash equivalents at end of period	$523,686	$122,653
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko	$—	$(4,094)
Interest paid, net of capitalized interest	28,857	29,014
Taxes paid (reimbursements received)	(87)	189
Accrued capital expenditures	229,484	85,280
Fair value of properties and equipment from non-cash third party transactions (3)	—	548,628

(1)	Includes losses related to an incident at the DBM complex for the three months ended March 31, 2017. See Note 1.

(2)	See Note 6.

(3)	See Note 3.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 5 for a discussion of WGP’s holdings of WES equity. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant.
WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of March 31, 2018, WES’s assets and investments consisted of the following:

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines WES’s ownership interests and the accounting method of consolidation used in WES’s consolidated financial statements for entities not wholly owned:

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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with WGP’s 2017 Form 10-K, as filed with the SEC on February 16, 2018. Management believes that the disclosures made are adequate to make the information not misleading.
The consolidated financial results of WES are included in WGP’s consolidated financial statements due to WGP’s 100% ownership interest in WES GP and WES GP’s control of WES. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of WGP and WES are discussed separately. WGP has no independent operations or material assets other than its partnership interests in WES. WGP’s consolidated financial statements differ from those of WES primarily as a result of (i) the presentation of noncontrolling interest ownership (attributable to the limited partner interests in WES held by the public, other subsidiaries of Anadarko and private investors, see Note 5), (ii) the elimination of WES GP’s investment in WES with WES GP’s underlying capital account, (iii) the general and administrative expenses incurred by WGP, which are separate from, and in addition to, those incurred by WES, (iv) the inclusion of the impact of WGP equity balances and WGP distributions, and (v) WGP’s senior secured revolving credit facility (“WGP RCF”). See Note 10.

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

Noncontrolling interests. WGP’s noncontrolling interests in the consolidated financial statements consist of the following for all periods presented: (i) the 25% interest in Chipeta held by a third-party member, (ii) the publicly held limited partner interests in WES, (iii) the 2,011,380 WES common units issued by WES to other subsidiaries of Anadarko as part of the consideration paid for the acquisitions of the Non-Operated Marcellus Interest, the TEFR Interests and Springfield Pipeline LLC (“Springfield”), and (iv) the WES Class C units issued by WES to a subsidiary of Anadarko as part of the funding for the acquisition of Delaware Basin Midstream, LLC (“DBM”). The WES Series A Preferred units issued to private investors as part of the funding of the Springfield acquisition were also noncontrolling interests in the consolidated financial statements until converted into WES common units in 2017. See Note 3 and Note 5.
When WES issues equity, the carrying amount of the noncontrolling interest reported by WGP is adjusted to reflect the noncontrolling ownership interest in WES. The resulting impact of such noncontrolling interest adjustment on WGP’s interest in WES is reflected as an adjustment to WGP’s partners’ capital.

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by WGP through its partnership interests in WES as of March 31, 2018 (see Note 8). Because WGP owns the entire interest in and controls WES GP, and WGP GP is controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control.
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

Insurance recoveries. In December 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. During the three months ended March 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in WES’s estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the three months ended March 31, 2017, WES received $29.8 million in cash proceeds from insurers, including $5.8 million in proceeds from business interruption insurance claims and $24.0 million in proceeds from property insurance claims.

Recently adopted accounting standards. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. WGP adopted this ASU using a retrospective approach on January 1, 2018, and the adoption did not impact the consolidated financial statements.

Revenue from contracts with customers (Topic 606). WGP adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) on January 1, 2018, using the modified retrospective method applied to WES contracts that were not completed as of January 1, 2018. The cumulative effect adjustment that was recognized in the opening balance of equity and partners’ capital was a decrease of $44.4 million. The comparative historical financial information has not been adjusted and continues to be reported under Revenue Recognition (Topic 605) (“Topic 605”).
Effective January 1, 2018, WGP changed its accounting policy for revenue recognition as detailed below:

•
Fee-based gathering / processing. Under Topic 605, fee revenues were recognized based on the rate in effect for the month of service, even when certain fees were charged on an upfront or limited-term basis. In addition, deficiency fees were charged and recognized only when the customer did not meet the specified delivery minimums for the completed performance period. Under Topic 606, revenues continue to be recognized based on the rate in effect when the fee is either the same rate per unit over the contract term or when the fee escalates and the escalation factor approximates inflation. Under Topic 606, WES recognizes revenue associated with upfront or limited-term fees over the expected period of customer benefit, which is generally the life of the related properties. In addition, deficiency fees are estimated and recognized during the performance period as the services are performed for the customer’s delivered volumes. Under Topic 606, differences between Service revenues – fee based recognized and amounts billed to customers are recognized as contract assets or contract liabilities, as appropriate. This results in a change in the timing of revenue and changes to net income as a result of the revenue contract’s consideration provisions.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

•
Cost of service rate adjustments. Under Topic 605, revenue was recognized based on the amounts billed to customers each period. Under Topic 606, fixed minimum volume commitment demand fees and variable fees that are also billed on these minimum volumes are recognized as Service revenues – fee based on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost of service rates charged to customers, and, as a result, a cumulative catch-up revenue adjustment related to the services already provided under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate. Fees received on volumes in excess of the minimum volumes are recognized as Service revenues – fee based as service is provided to the customer based on the billing rate in effect for the performance period. This revenue recognition timing does not affect billings to customers, and differences between amounts billed and revenue recognized are recorded as contract assets or liabilities, as appropriate.

•
Aid in construction. Under Topic 605, aid in construction reimbursements were reflected as a reduction to property, plant and equipment upon receipt (and a reduction to capital expenditures). Under Topic 606, reimbursement of capital costs received from customers is reflected as a contract liability (deferred revenue) upon receipt. The contract liability is amortized to Service revenues – fee based over the expected period of customer benefit, which is generally the life of the related properties.

•
Percent-of-proceeds gathering / processing. Under Topic 605, WES recognized cost of product expense when the product was purchased from a producer to whom it provides services, and WES recognized revenue when the product was sold to Anadarko or a third party. Under Topic 606, in some instances, where all or a percentage of the proceeds from the sale must be returned to the producer, the net margin from the purchase and sale transactions is presented net within Service revenues – product based because WES is acting as the producer’s agent in the product sale.

•
Noncash consideration - keep-whole and percent-of-product agreements. Under Topic 605, WES recognized revenues only upon the sale of the related products. Under Topic 606, WES recognizes Service revenues – product based for the products received as noncash consideration in exchange for the services provided, with the keep-whole noncash consideration value based on the net value of the NGLs over the replacement residue gas cost. Under Topic 606, revenue from product sales is recognized, along with cost of product expense related to the sale, when the product is sold to Anadarko or a third party.

•
Wellhead purchase / sale incorporated into gathering / processing. Under Topic 605, the natural gas purchase cost was recognized as cost of product expense and any specified gathering or processing fees charged to the producer were recognized as revenues. Under Topic 606, the fees charged to the producer under this contract type are recognized as adjustments to the amount recognized in cost of product expense instead of revenues when such fees relate to services performed after control of the product transfers to WES.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The following tables summarize the impact of adopting Topic 606 on the impacted line items within the consolidated statement of operations and the consolidated balance sheet. The differences between revenue as reported following Topic 606 and revenue as it would have been reported under Topic 605 are due to the changes described above.

	Three Months Ended March 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenues
Service revenues – fee based	$338,419	$342,338	$(3,919)
Service revenues – product based	22,593	—	22,593
Product sales	75,937	292,291	(216,354)
Expenses
Cost of product	77,799	274,966	(197,167)
Operation and maintenance	88,279	88,139	140
Depreciation and amortization	76,842	76,153	689
Income tax (benefit) expense	1,502	1,509	(7)
Net income (loss) attributable to noncontrolling interests	49,483	80,448	(30,965)
Net income (loss) attributable to Western Gas Equity Partners, LP	101,005	71,375	29,630

	March 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Assets
Other current assets	$23,256	$17,418	$5,838
Net property, plant and equipment	6,063,547	5,977,144	86,403
Other assets	14,525	14,303	222
Liabilities
Accrued liabilities	79,122	74,414	4,708
Deferred income taxes	8,592	8,746	(154)
Other liabilities	128,757	2,553	126,204
Equity and partners’ capital
Total equity and partners’ capital	3,849,095	3,887,390	(38,295)

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

New accounting standards issued but not yet adopted. ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. WGP plans to make certain elections allowing WGP not to reassess contracts that commenced prior to adoption, to continue applying WES’s current accounting policy for land easements and not to recognize ROU assets or lease liabilities for short-term leases. WGP continues to review contracts in WES’s portfolio of leased assets to assess the impact of adopting this ASU, which is expected to primarily affect other assets and other long-term liabilities. To facilitate compliance with this ASU, WES is implementing new accounting software and continuing to evaluate its systems, processes, and internal controls during 2018. WGP will adopt this ASU on January 1, 2019, using a modified retrospective approach for all comparative periods presented according to the ASU as it is currently written.

Revenue and cost of product. Upon adoption of the new revenue recognition standard on January 1, 2018 (discussed in Recently adopted accounting standards), WGP changed its accounting policy for revenue recognition as described below.
WES provides gathering, processing, treating, transportation and disposal services pursuant to a variety of contracts. Under these arrangements, WES receives fees and/or retains a percentage of products or a percentage of the proceeds from the sale of the customer’s products. These revenues are included in Service revenues and Product sales in the consolidated statements of operations. Payment is generally received from the customer in the month following the service or delivery of the product. Contracts with customers generally have initial terms ranging from 5 to 10 years.
Service revenues – fee based is recognized for fee-based contracts in the month of service based on the volumes delivered by the customer. Producers’ wells or production facilities are connected to WES’s gathering systems for gathering, processing, treating, transportation and disposal of natural gas, NGLs, condensate, crude oil and produced water, as applicable. Revenues are valued based on the rate in effect for the month of service when the fee is either the same rate per unit over the contract term or when the fee escalates and the escalation factor approximates inflation. Deficiency fees charged to customers that do not meet their minimum delivery requirements are recognized as services are performed based on an estimate of the fees that will be billed upon completion of the performance period. Because of its significant upfront capital investment, WES may charge additional service fees to customers for only a portion of the contract term (i.e., for the first year of a contract or until reaching a volume threshold), and these fees are recognized as revenue over the expected period of customer benefit, which is generally the life of the related properties.
WES also receives Service revenues – fee based from contracts that have minimum volume commitment demand fees and fees that require periodic rate redeterminations based upon the related facility cost of service. These fees include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost of service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate.
Service revenues – product based includes service revenues from percent-of-proceeds gathering and processing contracts that are recognized net of the cost of product for purchases from WES’s customers since it is acting as the agent in the product sale. Keep-whole and percent-of-product agreements result in Service revenues – product based being recognized when the natural gas and/or NGLs are received from the customer as noncash consideration for the services provided. Noncash consideration for these services is valued at the time the services are provided. Revenue from product sales is also recognized, along with the cost of product expense related to the sale, when the product received as noncash consideration is sold to either Anadarko or a third party.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

WES also purchases natural gas volumes from producers at the wellhead or from a production facility, typically at an index price, and charges the producer fees associated with the downstream gathering and processing services. When the fees relate to services performed after control of the product has transferred to WES, the fees are treated as a reduction of the purchase cost. Revenue from product sales is recognized, along with cost of product expense related to the sale, when the purchased product is sold to either Anadarko or a third party.
WES receives aid in construction reimbursements for certain capital costs necessary to provide services to customers (i.e., connection costs, etc.) under certain service contracts. Aid in construction reimbursements are reflected as a contract liability upon receipt and amortized to Service revenues – fee based over the expected period of customer benefit, which is generally the life of the related properties.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

thousands	Three Months Ended March 31, 2018
Revenue from customers
Service revenues – fee based	$338,419
Service revenues – product based	22,593
Product sales	77,180
Total revenue from customers	438,192
Revenue from other than customers
Net gains (losses) on commodity price swap agreements	(1,243)
Other	219
Total revenues and other	$437,168

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $252.3 million and $244.4 million as of March 31, 2018, and December 31, 2017, respectively.
Contract assets primarily relate to accrued deficiency fees WES expects to charge customers once the related performance periods are completed. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	5,129
Amounts transferred to Accounts receivable, net from contract assets recognized in the adoption effect	(2,494)
Additional estimated revenues recognized	3,425
Balance at March 31, 2018	$6,060

Contract assets at March 31, 2018
Other current assets	$5,838
Other assets	222
Total contract assets from contracts with customers	$6,060

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Contract liabilities primarily relate to (i) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit, (ii) fixed and variable fees under cost of service contracts that are received from customers for which revenue recognition is deferred and (iii) aid in construction payments received from customers that must be recognized over the expected period of customer benefit. The following table summarizes the current period activity related to contract liabilities from contracts with customers:

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	120,717
Cash received or receivable, excluding revenues recognized during the period	28,538
Revenues recognized during the period that were included in the adoption effect	(1,027)
Balance at March 31, 2018	$148,228

Contract liabilities at March 31, 2018
Accrued liabilities	$22,024
Other liabilities	126,204
Total contract liabilities from contracts with customers	$148,228

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018, are reflected in the following table. WGP applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a small portion of expected future consolidated revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and in some cases variable commodity prices for those volumes.

thousands
Remainder of 2018	$267,905
2019	440,723
2020	496,050
2021	469,728
2022	460,992
Thereafter	1,697,687
Total	$3,833,085

3. ACQUISITIONS AND DIVESTITURES

Property exchange. On March 17, 2017, WES acquired an additional 50% interest in the Delaware Basin JV Gathering LLC (“DBJV”) system (the “Additional DBJV System Interest”) from a third party in exchange for (a) WES’s 33.75% non-operated interest in two natural gas gathering systems located in northern Pennsylvania (the “Non-Operated Marcellus Interest”), commonly referred to as the Liberty and Rome systems, and (b) $155.0 million of cash consideration (collectively, the “Property Exchange”). WES previously held a 50% interest in, and operated, the DBJV system.
The Property Exchange was reflected as a nonmonetary transaction whereby the acquired Additional DBJV System Interest was recorded at the fair value of the divested Non-Operated Marcellus Interest plus the $155.0 million of cash consideration. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. Results of operations attributable to the Property Exchange were included in the consolidated statements of operations beginning on the acquisition date in the first quarter of 2017.

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

4. PARTNERSHIP DISTRIBUTIONS

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2017
March 31	$0.49125	$107,549	May 2017
June 30	0.52750	115,487	August 2017
September 30	0.53750	117,677	November 2017
December 31	0.54875	120,140	February 2018
2018
March 31 (1)	$0.56875	$124,518	May 2018

(1)
The Board of Directors declared a cash distribution to WGP unitholders for the first quarter of 2018 of $0.56875 per unit, or $124.5 million in aggregate. The cash distribution is payable on May 24, 2018, to WGP unitholders of record at the close of business on May 2, 2018.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2017
March 31	$0.875	$188,753	May 2017
June 30	0.890	207,491	August 2017
September 30	0.905	212,038	November 2017
December 31	0.920	216,586	February 2018
2018
March 31 (1)	$0.935	$221,133	May 2018

(1)
The Board of Directors of WES GP declared a cash distribution to WES unitholders for the first quarter of 2018 of $0.935 per unit, or $221.1 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution is payable on May 14, 2018, to WES unitholders of record at the close of business on May 2, 2018.

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

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on March 1, 2020 (unless earlier converted), and the Class C units are disregarded with respect to WES’s distributions of WES’s available cash until they are converted into WES common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. See Note 5 for further discussion of the WES Class C units.

WES Series A Preferred unit distributions. As further described in Note 5, WES issued Series A Preferred units representing limited partner interests in WES to private investors in 2016. The Series A Preferred unitholders received quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. On March 1, 2017, 50% of the outstanding WES Series A Preferred units converted into WES common units on a one-for-one basis, and on May 2, 2017, all remaining WES Series A Preferred units converted into WES common units on a one-for-one basis. Such converted WES common units were entitled to distributions made to WES common unitholders with respect to the quarter during which the applicable conversion occurred and did not include a prorated WES Series A Preferred unit distribution. For the quarter ended March 31, 2017, the WES Series A Preferred unitholders received an aggregate cash distribution of $7.5 million (paid in May 2017).

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES’s general partner interest and incentive distribution rights. As of March 31, 2018, WES GP was entitled to 1.5% of all quarterly distributions that WES makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that WES GP may receive on common units that it may acquire.

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of March 31, 2018, Anadarko held 178,587,365 WGP common units, representing an 81.6% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 40,345,776 WGP common units, representing an 18.4% limited partner interest in WGP.

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

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming, prior to the actual conversion, conversion of the WES Series A Preferred units into WES common units, by the weighted-average number of WGP common units outstanding during the period. As of May 2, 2017, all WES Series A Preferred units were converted into WES common units on a one-for-one basis. The impact of the Series A Preferred units assuming, prior to the actual conversion, conversion to WES common units would be anti-dilutive for the three months ended March 31, 2017. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of March 31, 2018, WGP held 50,132,046 WES common units, representing a 29.7% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs. As of March 31, 2018, (i) other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 13,505,277 Class C units, representing an aggregate 9.2% limited partner interest in WES and (ii) the public held 100,458,679 WES common units, representing a 59.6% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1).

WES equity offerings. In July 2017, WES filed a registration statement with the SEC for the issuance of up to an aggregate of $500.0 million of WES common units pursuant to a new continuous offering program that has not yet been initiated.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

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

WES Series A Preferred units. In 2016, WES issued 21,922,831 Series A Preferred units to private investors. Pursuant to an agreement between WES and the holders of the WES Series A Preferred units, 50% of the WES Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and all remaining Series A Preferred units converted into WES common units on a one-for-one basis on May 2, 2017. WES has an effective registration statement with the SEC relating to the public resale of the WES common units issued upon conversion of the WES Series A Preferred units.

WES interests. The following table summarizes WES’s units issued during the three months ended March 31, 2018:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2017	152,602,105	13,243,883	2,583,068	168,429,056
PIK Class C units	—	261,394	—	261,394
Balance at March 31, 2018	152,602,105	13,505,277	2,583,068	168,690,450

6. TRANSACTIONS WITH AFFILIATES

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

Note receivable - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $316.2 million and $325.2 million at March 31, 2018, and December 31, 2017, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. WES’s net gains (losses) on commodity price swap agreements were $(1.2) million and $(0.5) million for three months ended March 31, 2018 and 2017, respectively, and are reported in the consolidated statements of operations as affiliate Product sales in 2018 and as affiliate Product sales and Cost of product expense in 2017 (see Note 1).
Revenues or costs attributable to volumes sold and purchased during 2017 and 2018 for the DJ Basin complex and MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. WES also records a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price for product purchases exceeds the market price in the tables below. For the three months ended March 31, 2018, the capital contribution from Anadarko was $14.3 million. The tables below summarize the swap prices compared to the forward market prices:

	DJ Basin Complex
per barrel except natural gas	2017 - 2018 Swap Prices	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$18.41	$5.09	$5.41
Propane	47.08	18.85	28.72
Isobutane	62.09	26.83	32.92
Normal butane	54.62	26.20	32.71
Natural gasoline	72.88	41.84	48.04
Condensate	76.47	45.40	49.36
Natural gas (per MMBtu)	5.96	3.05	2.21

	MGR Assets
per barrel except natural gas	2017 - 2018 Swap Prices	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$23.11	$4.08	$2.52
Propane	52.90	19.24	25.83
Isobutane	73.89	25.79	30.03
Normal butane	64.93	25.16	29.82
Natural gasoline	81.68	45.01	47.25
Condensate	81.68	53.55	56.76
Natural gas (per MMBtu)	4.87	3.05	2.21

(1)
Represents the New York Mercantile Exchange forward strip price as of December 1, 2016, and December 20, 2017, for the 2017 Market Prices and 2018 Market Prices, respectively, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 36% and 32% for the three months ended March 31, 2018 and 2017, respectively. WES’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 36% and 49% for the three months ended March 31, 2018 and 2017, respectively. WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 63% and 54% for the three months ended March 31, 2018 and 2017, respectively.

Commodity purchase and sale agreements. WES sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”) to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period. Compensation expense under the WGP LTIP is recognized over the vesting period and was $62,000 and $55,000 for the three months ended March 31, 2018 and 2017, respectively.

Anadarko Incentive Plan. General and administrative expenses included $2.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (“Anadarko Incentive Plan”). Of this amount, $1.5 million is reflected as contributions to partners’ capital in the consolidated statement of equity and partners’ capital for the three months ended March 31, 2018.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2017 Long-Term Incentive Plan, effective October 17, 2017. Awards granted prior to October 17, 2017, were awarded under the Western Gas Partners, LP 2008 Long-Term Incentive Plan. These awards are primarily granted to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2018 and 2017.

Contributions in aid of construction costs from affiliates. On certain of WES’s capital projects, Anadarko is obligated to reimburse WES for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. For periods prior to January 1, 2018, the cash receipts resulting from such reimbursements were presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows. As discussed in Recently adopted accounting standards in Note 1, upon adoption of Topic 606, affiliate reimbursements of capital costs are reflected as contract liabilities upon receipt, amortized to Service revenues – fee based over the expected period of customer benefit, and presented within the operating section of the consolidated statements of cash flows.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions:

	Three Months Ended March 31,
thousands	2018	2017
Revenues and other (1)	$241,062	$315,155
Equity income, net – affiliates (1)	20,424	19,461
Cost of product (1)	20,244	15,988
Operation and maintenance (2)	20,248	17,089
General and administrative (3)	11,823	9,734
Operating expenses	52,315	42,811
Interest income (4)	4,225	4,225
Interest expense (5)	—	71
Distributions to WGP unitholders (6)	98,000	82,597
Distributions to WES unitholders (7)	1,850	1,730
Above-market component of swap agreements with Anadarko	14,282	12,297

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of WES assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see WES LTIP and Anadarko Incentive Plan within this Note 6) and amounts charged by Anadarko under the WGP and WES omnibus agreements.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 3 and Note 10).

(6)	Represents distributions paid under WGP’s partnership agreement (see Note 4 and Note 5).

(7)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 4 and Note 5).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2018	December 31, 2017
Land	n/a	$4,449	$4,450
Gathering systems and processing complexes	3 to 47 years	7,305,279	7,114,701
Pipelines and equipment	15 to 45 years	137,765	137,644
Assets under construction	n/a	794,012	577,914
Other	3 to 40 years	30,578	36,393
Total property, plant and equipment		8,272,083	7,871,102
Accumulated depreciation		2,208,536	2,140,211
Net property, plant and equipment		$6,063,547	$5,730,891

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the three months ended March 31, 2018, WES recognized impairments of $0.1 million.
During the year ended December 31, 2017, WES recognized impairments of $178.4 million, including an impairment of $158.8 million at the Granger complex, which was impaired to its estimated fair value of $48.5 million using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. The remaining $19.6 million of impairments was primarily related to (i) an $8.2 million impairment due to the cancellation of a plant project at the Hilight system, (ii) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs, (iii) a $3.1 million impairment of the Fort Union equity investment, (iv) a $2.0 million impairment of an idle facility in northeast Wyoming, which was impaired to its estimated salvage value of $0.4 million using the market approach and Level 3 fair value inputs, and (v) the cancellation of a pipeline project in West Texas.

8. EQUITY INVESTMENTS

The following table presents the activity in WES’s equity investments for the three months ended March 31, 2018:

thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2017	$7,030	$44,945	$42,528	$110,299	$15,879	$178,975	$166,555	$566,211
Investment earnings (loss), net of amortization	144	2,673	225	7,090	1,066	4,417	4,809	20,424
Distributions	(144)	(2,527)	(710)	(7,100)	(1,127)	(4,480)	(4,853)	(20,941)
Distributions in excess of cumulative earnings (1)	(741)	(1,228)	(1,162)	(1,325)	(20)	(2,168)	(1,369)	(8,013)
Balance at March 31, 2018	$6,289	$43,863	$40,881	$108,964	$15,798	$176,744	$165,142	$557,681

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	March 31, 2018	December 31, 2017
Trade receivables, net	$188,352	$160,194
Other receivables, net	524	45
Total accounts receivable, net	$188,876	$160,239

A summary of other current assets is as follows:

thousands	March 31, 2018	December 31, 2017
Natural gas liquids inventory	$9,275	$10,788
Imbalance receivables	6,293	1,640
Prepaid insurance	1,753	2,955
Contract assets	5,838	—
Other	97	—
Total other current assets	$23,256	$15,383

A summary of accrued liabilities is as follows:

thousands	March 31, 2018	December 31, 2017
Accrued interest expense	$50,031	$40,646
Short-term asset retirement obligations	1,339	2,304
Short-term remediation and reclamation obligations	833	833
Income taxes payable	2,666	2,495
Contract liabilities	22,024	—
Other	2,229	1,714
Total accrued liabilities	$79,122	$47,992

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE

At March 31, 2018, WGP’s debt consisted of borrowings under the WGP RCF and WES’s 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”), 4.500% Senior Notes due 2028 (the “2028 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”) and 5.300% Senior Notes due 2048 (the “2048 Notes”).
The following table presents WES and WGP’s outstanding debt:

	March 31, 2018			December 31, 2017
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$28,000	$28,000	$28,000	$—	$—	$—

Long-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
2018 Notes	350,000	349,810	349,542	350,000	349,684	350,631
2021 Notes	500,000	496,095	522,069	500,000	495,815	530,647
2022 Notes	670,000	668,906	670,857	670,000	668,849	684,043
2025 Notes	500,000	492,120	487,240	500,000	491,885	500,885
2026 Notes	500,000	495,360	508,551	500,000	495,245	520,144
2028 Notes	400,000	394,285	401,807	—	—	—
2044 Notes	600,000	593,262	605,816	600,000	593,234	637,827
2048 Notes	700,000	686,508	698,234	—	—	—
WES RCF	—	—	—	370,000	370,000	370,000
Total long-term debt	$4,220,000	$4,176,346	$4,244,116	$3,518,000	$3,492,712	$3,622,177

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the three months ended March 31, 2018:

thousands	Carrying Value
Balance at December 31, 2017	$3,492,712
WES RCF borrowings	260,000
Issuance of 2028 Notes	400,000
Issuance of 2048 Notes	700,000
Repayments of WES RCF borrowings	(630,000)
Other	(18,366)
Balance at March 31, 2018	$4,204,346

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF, which matures in March 2019, to $35.0 million. As of March 31, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
As of March 31, 2018, WGP had $28.0 million outstanding borrowings and $7.0 million available for borrowing under the WGP RCF. As of March 31, 2018 and 2017, the interest rate on the outstanding WGP RCF borrowings was 3.88% and 2.99%, respectively. The commitment fee rate was 0.30% at March 31, 2018 and 2017. At March 31, 2018, WGP was in compliance with all covenants under the WGP RCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at March 31, 2018, as WES has the ability and intent to refinance these obligations using long-term debt.
The 2028 Notes and 2048 Notes issued in March 2018 were offered at prices to the public of 99.435% and 99.169%, respectively, of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rates of the 2028 Notes and 2048 Notes are 4.682% and 5.431%, respectively. Interest is paid on each such series semi-annually on March 1 and September 1 of each year, beginning September 1, 2018. A portion of the proceeds (net of underwriting discounts, original issue discounts and debt issuance costs) was used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures.
    At March 31, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. In February 2018, WES entered into the five-year $1.5 billion WES RCF by amending and restating the $1.2 billion credit facility that was originally entered into in February 2014. The WES RCF is expandable to a maximum of $2.0 billion, matures in February 2023, with options to extend maturity by up to two additional one year increments, and bears interest at the London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon its senior unsecured debt rating.
As of March 31, 2018, WES had no outstanding WES RCF borrowings and $4.6 million in outstanding letters of credit, resulting in $1,495.4 million available borrowing capacity under the RCF. As of March 31, 2018 and 2017, the interest rate on any outstanding WES RCF borrowings was 3.18% and 2.28%, respectively. The facility fee rate was 0.20% at March 31, 2018 and 2017. At March 31, 2018, WES was in compliance with all covenants under the WES RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2018	2017
Third parties
Long-term and short-term debt	$(41,536)	$(34,814)
Amortization of debt issuance costs and commitment fees	(2,864)	(1,964)
Capitalized interest	4,054	816
Total interest expense – third parties	(40,346)	(35,962)
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	(71)
Total interest expense – affiliates	—	(71)
Interest expense	$(40,346)	$(36,033)

(1)	See Note 3 for a discussion of the Deferred purchase price obligation - Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. In February 2017, DBJV, at the time a 50/50 joint venture between a third party and WES, initiated an arbitration against SWEPI LP (“SWEPI”) for breach of a 2007 gas gathering agreement between it and DBJV (the “GGA”). Specifically, DBJV seeks to collect approximately $194.2 million in gathering fees under the GGA for the period January 1, 2016 to July 1, 2017. SWEPI disputes DBJV’s calculation of the cost of service based rate and filed a counterclaim for $14.9 million alleging overpayment of fees under the GGA for the years 2013 through 2015. The final arbitration hearing began April 30, 2018, and WES expects to receive a decision by the end of the fourth quarter of 2018. Under the terms of the Property Exchange, WES’s former joint venture partner in DBJV will owe 50% of any amounts to be paid, and have a right to 50% of any amounts received, by WES as a result of this arbitration proceeding. Pursuant to an agreement between the parties, if the arbitrators determine that DBJV is owed an amount of money by SWEPI for underpaid gathering fees for the period from January 1, 2016 to July 1, 2017, that amount will be paid to DBJV over five years as a supplemental gathering fee under the currently effective gas gathering agreement between the parties. Any other amounts owed by either party will be paid in cash within ninety days of the conclusion of the arbitration. As part of the adoption of Topic 606 (see Note 1), during the first quarter of 2018, WES recorded a $7.5 million contract liability and reduced total equity and partners’ capital related to the counterclaim for the years 2013 through 2015 under the GGA revenue contract. Any amounts awarded to DBJV under the arbitration would be recognized in the period the arbitration decision is received. WES intends to vigorously prosecute its claims and vigorously defend the counterclaims asserted by SWEPI. Management does not believe the outcome of this proceeding will have a materially unfavorable effect on the financial condition, results of operations or cash flows of WGP.
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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to construction and expansion projects at the DBJV system and the DJ Basin and DBM complexes.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices and equipment supporting WES’s operations, for which Anadarko charges WES lease expense. The leases for the corporate offices and shared field offices extend through 2028 and 2033, respectively. Lease expense charged to WES associated with these lease arrangements was $13.8 million and $8.6 million for the three months ended March 31, 2018 and 2017, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, in which WES is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of our 2017 Form 10-K as filed with the SEC on February 16, 2018.

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
Although we and WGP GP believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor WGP GP can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our expected receipt of, and the amounts of, distributions from WES;

•	WES’s and Anadarko’s assumptions about the energy market;

•	WES’s future throughput (including Anadarko production) that is gathered or processed by or transported through WES’s assets;

•	operating results of WES;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations of WES, and WES’s ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and price of, oil, natural gas, NGLs and related products or services;

•
WES’s ability to mitigate exposure to the commodity price risks inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts through the extension of WES’s commodity price swap agreements with Anadarko, or otherwise;

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

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the National Transportation Safety Board related to Anadarko’s operations in Colorado, and continued or additional disruptions in operations that may occur as Anadarko and WES comply with regulatory orders or other state or local changes in laws or regulations in Colorado; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2017 Form 10-K, and in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of March 31, 2018, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

(1)	Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2018, included the following:

•
We raised our distribution to $0.56875 per unit for the first quarter of 2018, representing a 4% increase over the distribution for the fourth quarter of 2017 and a 16% increase over the distribution for the first quarter of 2017.

•	In February 2018, we voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million.

•
In March 2018, WES completed an offering of $400.0 million aggregate principal amount of 2028 Notes and $700.0 million aggregate principal amount of 2048 Notes. A portion of the net proceeds was used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures. See Liquidity and Capital Resources within this Item 2 for additional information.

•
In February 2018, WES entered into the five-year $1.5 billion (expandable to $2.0 billion) RCF by amending and restating the $1.2 billion credit facility WES originally entered into in February 2014. See Liquidity and Capital Resources within this Item 2 for additional information.

•
WES raised its distribution to $0.935 per unit for the first quarter of 2018, representing a 2% increase over the distribution for the fourth quarter of 2017 and a 7% increase over the distribution for the first quarter of 2017.

•	Throughput attributable to WES for natural gas assets totaled 3,627 MMcf/d for the three months ended March 31, 2018, representing an 8% decrease compared to the three months ended March 31, 2017.

•	Throughput for crude oil, NGL and produced water assets totaled 258 MBbls/d for the three months ended March 31, 2018, representing a 53% increase compared to the three months ended March 31, 2017.

•	WES’s operating income (loss) was $188.1 million for the three months ended March 31, 2018, representing a 36% increase compared to the three months ended March 31, 2017.

•
Adjusted gross margin for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.00 per Mcf for the three months ended March 31, 2018, representing an 18% increase compared to the three months ended March 31, 2017.

•
Adjusted gross margin for crude oil, NGL and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.84 per Bbl for the three months ended March 31, 2018, representing a 7% decrease compared to the three months ended March 31, 2017.

Significant Item Affecting Comparability. On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) (“Topic 606”). The comparative historical financial information has not been adjusted and continues to be reported under Revenue Recognition (Topic 605). The following table summarizes the impact of adopting Topic 606 on the consolidated statement of operations:

	Three Months Ended March 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenues
Service revenues – fee based	$338,419	$342,338	$(3,919)
Service revenues – product based	22,593	—	22,593
Product sales	75,937	292,291	(216,354)
Expenses
Cost of product	77,799	274,966	(197,167)
Operation and maintenance	88,279	88,139	140
Depreciation and amortization	76,842	76,153	689
Income tax (benefit) expense	1,502	1,509	(7)

For more information on the adoption of Topic 606, see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Property exchange. On March 17, 2017, WES acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. WES previously held a 50% interest in, and operated, the DBJV system. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of March 31, 2018 (see Note 8—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

EQUITY OFFERINGS

WES Series A Preferred units. In 2016, WES issued 21,922,831 WES Series A Preferred units to private investors. Pursuant to an agreement between WES and the holders of the WES Series A Preferred units, 50% of the WES Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and all remaining WES Series A Preferred units converted into WES common units on a one-for-one basis on May 2, 2017. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS WITH WES

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended March 31,
thousands	2018	2017
General and administrative expenses	$67	$66
Public company expenses	618	613
Total reimbursement	$685	$679

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

WGP LTIP. Concurrently with the WGP IPO, WGP GP adopted the WGP LTIP. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF matures in March 2019 and may be used to buy WES common units and for general partnership purposes. As of March 31, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
As of March 31, 2018, we had $28.0 million of outstanding borrowings, resulting in $7.0 million available for borrowing under the WGP RCF. At March 31, 2018, the interest rate was 3.88%, the commitment fee rate was 0.30% and we were in compliance with all covenants under the WGP RCF. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WGP. The differences between net income (loss) attributable to WES and net income (loss) attributable to WGP are reconciled as follows:

	Three Months Ended March 31,
thousands	2018	2017
Net income (loss) attributable to WES	$149,363	$101,889
Limited partner interests in WES not held by WGP (1)	(46,498)	(24,619)
General and administrative expenses (2)	(832)	(817)
Other income (expense), net	35	16
Interest expense	(1,063)	(529)
Net income (loss) attributable to WGP	$101,005	$75,940

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of March 31, 2018 and 2017, the public held a 59.6% and 59.9% limited partner interest in WES, respectively. Other subsidiaries of Anadarko separately held a 9.2% and 8.7% limited partner interest in WES as of March 31, 2018 and 2017, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Three Months Ended March 31,
thousands	2018	2017
WES net cash provided by operating activities	$241,596	$192,616
General and administrative expenses (1)	(832)	(817)
Non-cash equity-based compensation expense	67	60
Changes in working capital	388	160
Other income (expense), net	35	16
Interest expense	(1,063)	(529)
Debt related amortization and other items, net	725	167
WGP net cash provided by operating activities	$240,916	$191,673

WES net cash provided by (used in) financing activities	$495,184	$(175,797)
Distributions to WGP unitholders (2)	(120,140)	(101,254)
Distributions to WGP from WES (3)	122,314	101,393
WGP RCF costs	(8)	—
WGP net cash provided by (used in) financing activities	$497,350	$(175,658)

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)
Represents distributions to WGP common unitholders paid under WGP’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Difference attributable to elimination upon consolidation of WES’s distributions on partnership interests owned by WGP. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended March 31,
thousands	2018	2017
Total revenues and other (1)	$437,168	$516,193
Equity income, net – affiliates	20,424	19,461
Total operating expenses (1)	269,582	522,516
Gain (loss) on divestiture and other, net	116	119,487
Proceeds from business interruption insurance claims (2)	—	5,767
Operating income (loss)	188,126	138,392
Interest income – affiliates	4,225	4,225
Interest expense	(39,283)	(35,504)
Other income (expense), net	782	430
Income (loss) before income taxes	153,850	107,543
Income tax (benefit) expense	1,502	3,552
Net income (loss)	152,348	103,991
Net income attributable to noncontrolling interest	2,985	2,102
Net income (loss) attributable to WES (3)	$149,363	$101,889
Key performance metrics (4)
Adjusted gross margin	$368,546	$331,556
Adjusted EBITDA	272,119	254,994
Distributable cash flow	231,436	216,503

(1)
Revenues and other include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services, as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Significant Item Affecting Comparability within this Item 2 and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2018” refer to the comparison of the three months ended March 31, 2018, to the three months ended March 31, 2017.

Throughput

	Three Months Ended March 31,
	2018	2017	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	816	1,443	(43)%
Processing	2,755	2,442	13%
Equity investment (1)	152	162	(6)%
Total throughput for natural gas assets	3,723	4,047	(8)%
Throughput attributable to noncontrolling interest for natural gas assets	96	109	(12)%
Total throughput attributable to WES for natural gas assets	3,627	3,938	(8)%
Throughput for crude oil, NGL and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	124	44	182%
Equity investment (2)	134	125	7%
Total throughput for crude oil, NGL and produced water assets	258	169	53%

(1)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(2)	Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, and 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 627 MMcf/d for the three months ended March 31, 2018, primarily due to (i) the Property Exchange in March 2017 (decrease of 529 MMcf/d), (ii) volumes from the Bison facility being taken to a third-party treater (decrease of 45 MMcf/d), (iii) the sale of the Helper and Clawson systems in June 2017 (decrease of 34 MMcf/d), and (iv) production declines in the areas around the Marcellus Interest (decrease of 17 MMcf/d).
Processing throughput increased by 313 MMcf/d for the three months ended March 31, 2018, primarily due to (i) increased production in the areas around the DBM and DJ Basin complexes, (ii) the start-up of Train VI at the DBM complex in December 2017 and (iii) increased throughput at the MGR assets due to downtime at the Granger straddle plant in 2017. These increases were partially offset by lower throughput at the Chipeta complex due to production declines in the area.
Equity investment throughput decreased by 10 MMcf/d for the three months ended March 31, 2018, due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude oil, NGL and produced water assets

Gathering, treating, transportation and disposal throughput increased by 80 MBbls/d for the three months ended March 31, 2018, primarily due to throughput from the DBM water systems, which commenced operation during the second quarter of 2017.
Equity investment throughput increased by 9 MBbls/d for the three months ended March 31, 2018, primarily due to increased volumes on FRP and TEP as a result of increased NGL production in the DJ Basin area and an increase at the Mont Belvieu JV due to higher inlet throughput.

Service Revenues

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
Service revenues – fee based	$338,419	$307,814	10%
Service revenues – product based	22,593	—	NM
Total service revenues	$361,012	$307,814	17%

NM-Not Meaningful

Service revenues – fee based increased by $30.6 million for the three months ended March 31, 2018, primarily due to increases of (i) $26.4 million at the DJ Basin complex due to increased throughput ($15.9 million) and a higher processing fee ($10.5 million) due to a new contract effective August 2017, (ii) $17.0 million at the DBM complex due to increased throughput and (iii) $6.9 million at the DBM water systems, which commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $8.2 million due to the Property Exchange in March 2017, (ii) $4.3 million at the Springfield system due to a lower cost of service rate and (iii) $3.9 million due to the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2.
Service revenues – product based increased by $22.6 million for the three months ended March 31, 2018, due to the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2. Under Topic 606, certain of WES’s customer agreements result in revenues being recognized when the natural gas and/or NGLs are received from the customer as noncash consideration for the services provided. In addition, retained proceeds from sales of customer products where WES is acting as their agent are included in Service revenues – product based.

Product Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)
Natural gas sales (1)	$28,368	$79,915	(65)%
Natural gas liquids sales (1)	47,569	126,610	(62)%
Total Product sales	$75,937	$206,525	(63)%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$2.37	$3.06	(23)%
Natural gas liquids (per Bbl)	27.90	21.88	28%

(1)
Includes the effects of WES’s commodity price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Natural gas sales decreased by $51.5 million for the three months ended March 31, 2018, primarily due to a decrease of $68.1 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, partially offset by increases of (i) $13.8 million at the DBM complex due to an increase in volumes sold and (ii) $4.5 million at the DJ Basin complex due to an increase in volumes sold.
NGLs sales decreased by $79.0 million for the three months ended March 31, 2018, primarily due to a decrease of $148.3 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2. This decrease was partially offset by increases of (i) $46.5 million at the DBM complex due to an increase in average price and volumes sold due to the start-up of Train VI in December 2017, (ii) $10.1 million at the DJ Basin complex due to an increase in the swap market price and volumes sold and (iii) $4.1 million at the Brasada complex due to volumes sold under a new sales agreement beginning January 1, 2018.

Equity Income, Net – Affiliates

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
Equity income, net – affiliates	$20,424	$19,461	5%

For the three months ended March 31, 2018, equity income, net – affiliates increased by $1.0 million, primarily due to increased volumes at the TEFR Interests.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
NGL purchases (1)	$41,602	$108,373	(62)%
Residue purchases (1)	27,278	78,316	(65)%
Other	8,919	2,670	NM
Cost of product	77,799	189,359	(59)%
Operation and maintenance	88,279	73,760	20%
Total Cost of product and Operation and maintenance expenses	$166,078	$263,119	(37)%

(1)
For the three months ended March 31, 2017, includes the effects of WES’s commodity price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

NGL purchases decreased by $66.8 million for the three months ended March 31, 2018, primarily due to a decrease of $129.9 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, partially offset by increases of (i) $40.9 million at the DBM complex due to an increase in average price and volumes purchased due to the start-up of Train VI in December 2017, (ii) $11.5 million at the DJ Basin complex due to an increase in average price and volumes purchased, (iii) $3.6 million at the Brasada complex due to volumes purchased under a new purchase agreement beginning January 1, 2018, (iv) $2.3 million at the Hilight system due to an increase in average price and (v) $2.1 million due to the Property Exchange in March 2017.
Residue purchases decreased by $51.0 million for the three months ended March 31, 2018, primarily due to a decrease of $63.9 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, partially offset by an increase of $12.5 million at the DBM complex due to an increase in volumes purchased due to the start-up of Train VI in December 2017.
Other items increased by $6.2 million for the three months ended March 31, 2018, primarily due to increases of (i) $7.2 million at the DJ Basin complex due to changes in affiliate contract terms in August 2017 and (ii) $3.0 million at the DBM complex due to changes in imbalance positions. These increases were partially offset by a decrease of $3.4 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2.
Operation and maintenance expense increased by $14.5 million for the three months ended March 31, 2018, primarily due to increases of (i) $4.8 million at the DBM complex primarily due to increases in equipment rentals, utilities expense and salaries and wages, (ii) $4.8 million at the DJ Basin complex primarily due to increases in utilities expense, surface maintenance and plant repairs, contract labor and consulting services, and salaries and wages and (iii) $3.2 million due to the Property Exchange in March 2017.

Other Operating Expenses

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
General and administrative	$14,132	$12,659	12%
Property and other taxes	12,382	12,294	1%
Depreciation and amortization	76,842	69,702	10%
Impairments	148	164,742	(100)%
Total other operating expenses	$103,504	$259,397	(60)%

General and administrative expenses increased by $1.5 million for the three months ended March 31, 2018, primarily due to increases in (i) personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement and (ii) legal and consulting fees. These increases were partially offset by a decrease in bad debt expense.
Depreciation and amortization expense increased by $7.1 million for the three months ended March 31, 2018, primarily due to depreciation expense increases of (i) $6.6 million due to the Property Exchange in March 2017 and (ii) $2.0 million related to capital projects at the DBM complex. These increases were partially offset by a decrease of $2.2 million at the Granger complex due to an impairment recorded in the first quarter of 2017.
Impairment expense for the three months ended March 31, 2017, included (i) a $158.8 million impairment at the Granger complex, (ii) a $3.7 million impairment at the Granger straddle plant and (iii) an impairment related to the cancellation of a pipeline project in West Texas. For further information on impairment expense for the three months ended March 31, 2017, see Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(41,283)	$(34,619)	19%
Amortization of debt issuance costs and commitment fees	(2,054)	(1,630)	26%
Capitalized interest	4,054	816	NM
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	(71)	(100)%
Interest expense	$(39,283)	$(35,504)	11%

(1)	See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $3.8 million for the three months ended March 31, 2018, primarily due to (i) $3.0 million of interest incurred on the 2048 Notes issued in March 2018, (ii) $2.2 million of interest incurred on the RCF and (iii) $1.5 million of interest incurred on the 2028 Notes issued in March 2018. These increases were partially offset by an increase in capitalized interest of $3.2 million, primarily due to construction of the Mentone plant beginning in the fourth quarter of 2017 and continued construction and expansion at the DBM and DJ Basin complexes.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2018	2017	Inc/ (Dec)
Income (loss) before income taxes	$153,850	$107,543	43%
Income tax (benefit) expense	1,502	3,552	(58)%
Effective tax rate	1%	3%

WES is not a taxable entity for U.S. federal income tax purposes. However, WES’s income apportionable to Texas is subject to Texas margin tax. For all periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to WES’s share of Texas margin tax.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$325,872	$301,505	8%
Adjusted gross margin for crude oil, NGL and produced water assets (2)	42,674	30,051	42%
Adjusted gross margin (3)	368,546	331,556	11%
Adjusted gross margin per Mcf for natural gas assets (4)	1.00	0.85	18%
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets (5)	1.84	1.98	(7)%
Adjusted EBITDA (3)	272,119	254,994	7%
Distributable cash flow (3)	231,436	216,503	7%

(1)
Adjusted gross margin for natural gas assets is calculated as total revenues and other for natural gas assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for natural gas assets, plus distributions from WES’s equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude oil, NGL and produced water assets is calculated as total revenues and other for crude oil, NGL and produced water assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for crude oil, NGL and produced water assets, and plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude oil, NGL and produced water assets to its most comparable GAAP measure below.

(3)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

(4)	Average for period. Calculated as Adjusted gross margin for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(5)	Average for period. Calculated as Adjusted gross margin for crude oil, NGL and produced water assets, divided by total throughput (MBbls/d) for crude oil, NGL and produced water assets.

Adjusted gross margin. WES defines Adjusted gross margin attributable to WES (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the midstream industry.
Adjusted gross margin increased by $37.0 million for the three months ended March 31, 2018, primarily due to (i) increased throughput at the DBM complex, (ii) increased throughput and a higher processing fee at the DJ Basin complex and (iii) the start-up of the DBM water systems during the second quarter of 2017. These increases were partially offset by decreases from (i) the Property Exchange in March 2017 and (ii) a lower cost of service rate at the Springfield system.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGL and produced water assets. Adjusted gross margin per Mcf for natural gas assets increased by $0.15 for the three months ended March 31, 2018, primarily due to (i) the Property Exchange in March 2017, (ii) increased throughput and a higher processing fee at the DJ Basin complex and (iii) increased throughput at the DBM complex. Adjusted gross margin per Bbl for crude oil, NGL and produced water assets decreased by $0.14 for the three months ended March 31, 2018, primarily due to (i) a lower cost of service rate at the Springfield oil gathering system and (ii) the start-up of the DBM water systems during the second quarter of 2017. These decreases were partially offset by higher distributions received from the Mont Belvieu JV and TEP.

Adjusted EBITDA. WES defines Adjusted EBITDA attributable to WES (“Adjusted EBITDA”) as net income (loss) attributable to WES, plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, and other income. WES believes that the presentation of Adjusted EBITDA provides information useful to investors in assessing its financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that WES’s management and external users of WES’s consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $17.1 million for the three months ended March 31, 2018, primarily due to a $111.7 million decrease in cost of product (net of lower of cost or market inventory adjustments) and a $6.4 million increase in distributions from equity investments. These amounts were partially offset by a $79.0 million decrease in total revenues and other, a $14.5 million increase in operation and maintenance expenses and a $5.8 million decrease in business interruption proceeds.

Distributable cash flow. WES defines “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under WES’s commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less Service revenues – fee based recognized in Adjusted EBITDA (less than) in excess of customer billings, net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, Series A Preferred unit distributions and income taxes. WES compares Distributable cash flow to the cash distributions WES expects to pay its unitholders. Using this measure, WES’s management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. WES believes Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate WES’s operating and financial performance and compare it with the performance of other publicly traded partnerships.
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
Distributable cash flow increased by $14.9 million for the three months ended March 31, 2018, primarily due to a $17.1 million increase in Adjusted EBITDA, a $7.5 million decrease in WES Series A Preferred unit distributions and a $2.0 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by a $7.1 million increase in net cash paid for interest expense and a $5.3 million increase in cash paid for maintenance capital expenditures.

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

	Three Months Ended March 31,
thousands	2018	2017
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$188,126	$138,392
Add:
Distributions from equity investments	28,954	22,567
Operation and maintenance	88,279	73,760
General and administrative	14,132	12,659
Property and other taxes	12,382	12,294
Depreciation and amortization	76,842	69,702
Impairments	148	164,742
Less:
Gain (loss) on divestiture and other, net	116	119,487
Proceeds from business interruption insurance claims	—	5,767
Equity income, net – affiliates	20,424	19,461
Reimbursed electricity-related charges recorded as revenues	15,453	13,969
Adjusted gross margin attributable to noncontrolling interest	4,324	3,876
Adjusted gross margin	$368,546	$331,556
Adjusted gross margin for natural gas assets	$325,872	$301,505
Adjusted gross margin for crude oil, NGL and produced water assets	42,674	30,051

	Three Months Ended March 31,
thousands	2018	2017
Reconciliation of Net income (loss) attributable to WES to Adjusted EBITDA
Net income (loss) attributable to WES	$149,363	$101,889
Add:
Distributions from equity investments	28,954	22,567
Non-cash equity-based compensation expense	2,152	1,246
Interest expense	39,283	35,504
Income tax expense	1,502	3,552
Depreciation and amortization (1)	76,116	69,049
Impairments	148	164,742
Other expense (1)	143	45
Less:
Gain (loss) on divestiture and other, net	116	119,487
Equity income, net – affiliates	20,424	19,461
Interest income – affiliates	4,225	4,225
Other income (1)	777	427
Adjusted EBITDA	$272,119	$254,994
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$241,596	$192,616
Interest (income) expense, net	35,058	31,279
Uncontributed cash-based compensation awards	589	37
Accretion and amortization of long-term obligations, net	(1,378)	(1,101)
Current income tax (benefit) expense	171	424
Other (income) expense, net	(782)	(430)
Distributions from equity investments in excess of cumulative earnings – affiliates	8,013	3,453
Changes in assets and liabilities:
Accounts receivable, net	28,648	1,513
Accounts and imbalance payables and accrued liabilities, net	(27,075)	29,940
Other items, net	(9,015)	15
Adjusted EBITDA attributable to noncontrolling interest of WES	(3,706)	(2,752)
Adjusted EBITDA	$272,119	$254,994
Cash flow information of WES
Net cash provided by operating activities	$241,596	$192,616
Net cash used in investing activities	(294,168)	(252,434)
Net cash provided by (used in) financing activities	495,184	(175,797)

(1)	Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended March 31,
thousands except Coverage ratio	2018		2017
Reconciliation of Net income (loss) attributable to WES to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to WES	$149,363		$101,889
Add:
Distributions from equity investments	28,954		22,567
Non-cash equity-based compensation expense	2,152		1,246
Non-cash settled interest expense, net (1)	—		71
Income tax (benefit) expense	1,502		3,552
Depreciation and amortization (2)	76,116		69,049
Impairments	148		164,742
Above-market component of swap agreements with Anadarko (3)	14,282		12,297
Other expense (2)	143		45
Less:
Recognized Service revenues – fee based (less than) in excess of customer billings (4)	(494)		—
Gain (loss) on divestiture and other, net	116		119,487
Equity income, net – affiliates	20,424		19,461
Cash paid for maintenance capital expenditures (2)	16,434		11,122
Capitalized interest	4,054		816
Cash paid for (reimbursement of) income taxes	(87)		189
Series A Preferred unit distributions	—		7,453
Other income (2)	777		427
Distributable cash flow	$231,436		$216,503
Distributions declared (5)
Limited partners of WES – common units	$142,683
General partner of WES	78,450
Total	$221,133
Coverage ratio	1.05	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(5)	Reflects WES cash distributions of $0.935 per unit declared for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of March 31, 2018, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of WES’s commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of WES GP declared a cash distribution to WES unitholders for the first quarter of 2018 of $0.935 per unit, or $221.1 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units. The cash distribution is payable on May 14, 2018, to WES unitholders of record at the close of business on May 2, 2018. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 4—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $12.6 million for the first quarter of 2018.
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

Working capital. As of March 31, 2018, WES had a $255.6 million working capital surplus, which it defines as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. As of March 31, 2018, WES had $1,495.4 million available for borrowing under the WES RCF. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. WES’s business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. WES categorizes capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of WES’s assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2018, WES GP’s Board of Directors has approved Estimated Maintenance Capital Expenditures (as defined in WES’s partnership agreement) of $19.5 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of WES’s assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2018	2017
Acquisitions	$—	$155,287

Expansion capital expenditures	$285,863	$113,512
Maintenance capital expenditures	16,434	11,122
Total capital expenditures (1) (2)	$302,297	$124,634

Capital incurred (2)	$327,473	$130,661

(1)	Capital expenditures for the three months ended March 31, 2017, are presented net of $1.3 million of contributions in aid of construction costs from affiliates.

(2)	For the three months ended March 31, 2018 and 2017, included $4.1 million and $0.8 million, respectively, of capitalized interest.

Acquisitions during 2017 included the Additional DBJV System Interest. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $177.7 million for the three months ended March 31, 2018. Expansion capital expenditures increased by $172.4 million (including a $3.2 million increase in capitalized interest) for the three months ended March 31, 2018, primarily due to increases of $148.6 million at the DBJV system, $58.3 million at the DJ Basin complex and $6.7 million at the Haley system, all due to pipe and compression projects. These increases were partially offset by decreases of (i) $26.7 million at the DBM water systems, which commenced operation during the second quarter of 2017 and (ii) $13.2 million at the DBM complex due to the start-up of Train VI in December 2017. Maintenance capital expenditures increased by $5.3 million for the three months ended March 31, 2018, primarily due to increases at the DJ Basin complex and DBJV system.
WES has updated its estimated total capital expenditures for the year ending December 31, 2018, (including equity investments and its 75% share of Chipeta’s capital expenditures, but excluding acquisitions) from an originally reported $1.0 billion to $1.1 billion, to a current range of $1.35 billion to $1.45 billion.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2018	2017
Net cash provided by (used in):
Operating activities	$241,596	$192,616
Investing activities	(294,168)	(252,434)
Financing activities	495,184	(175,797)
Net increase (decrease) in cash and cash equivalents	$442,612	$(235,615)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2018, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018, included the following:

•	$302.3 million of capital expenditures, primarily related to construction and expansion at the DBJV system and the DBM and DJ Basin complexes; and

•	$8.0 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2017, included the following:

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•
$124.6 million of capital expenditures, net of $1.3 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM complex and DBJV system;

•	$24.0 million of proceeds from property insurance claims attributable to the incident at the DBM complex in 2015; and

•	$3.5 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018, included the following:

•
$1.08 billion of net proceeds from the offering of the WES 2028 Notes and WES 2048 Notes in March 2018, after underwriting and original issue discounts and offering costs, which were or will be used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures;

•	$630.0 million of repayments of outstanding borrowings under the WES RCF;

•	$256.8 million of borrowings under the WES RCF, net of extension costs, which were used for WES’s general partnership purposes, including to fund capital expenditures;

•	$216.6 million of distributions paid to WES unitholders;

•	$14.3 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$3.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the three months ended March 31, 2017, included the following:

•	$185.6 million of distributions paid to WES unitholders;

•	$12.3 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$3.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At March 31, 2018, WES’s debt consisted of $350.0 million aggregate principal amount of the 2018 Notes, $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes, $400.0 million aggregate principal amount of the 2028 Notes, $600.0 million aggregate principal amount of the 2044 Notes and $700.0 million aggregate principal amount of the 2048 Notes. As of March 31, 2018, the carrying value of WES’s outstanding debt was $4.2 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at March 31, 2018, as WES has the ability and intent to refinance these obligations using long-term debt.
The 2028 Notes and 2048 Notes issued in March 2018 were offered at prices to the public of 99.435% and 99.169%, respectively, of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rates of the 2028 Notes and 2048 Notes are 4.682% and 5.431%, respectively. Interest is paid on each such series semi-annually on March 1 and September 1 of each year, beginning September 1, 2018. A portion of the proceeds (net of underwriting discounts, original issue discounts and debt issuance costs) was used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures.
At March 31, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

WES RCF. In February 2018, WES entered into the five-year $1.5 billion WES RCF by amending and restating the $1.2 billion credit facility that was originally entered into in February 2014. The WES RCF is expandable to a maximum of $2.0 billion, matures in February 2023, with options to extend maturity by up to two additional one year increments, and bears interest at LIBOR, plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES’s senior unsecured debt rating. WES is required to pay a quarterly facility fee ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon its senior unsecured debt rating.
As of March 31, 2018, WES had no outstanding WES RCF borrowings and $4.6 million in outstanding letters of credit, resulting in $1,495.4 million available for borrowing under the WES RCF. At March 31, 2018, the interest rate on the WES RCF was 3.18% and the facility fee rate was 0.20%. At March 31, 2018, WES was in compliance with all covenants under the WES RCF.

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statement on file with the SEC. WES may also issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of offering. As of March 31, 2018, WES had issued no common units under the registration statement associated with the $500.0 million COP.

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
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, WES has entered into various commodity price swap agreements with Anadarko in order to reduce its exposure to a majority of the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts, and is subject to performance risk thereunder. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 10—Debt and Interest Expense and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements. WES does not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and WES’s standby letters of credit required for this item is provided under Note 11—Commitments and Contingencies and Note 10—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
To mitigate a majority of WES’s exposure to the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts, WES currently has in place commodity price swap agreements with Anadarko covering activity at the DJ Basin complex and the MGR assets. On December 20, 2017, WES renewed these commodity price swap agreements through December 31, 2018, with an effective date of January 1, 2018. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We consider WES’s exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko resulting in the relatively small amount of WES’s operating income (loss) that is impacted by changes in market prices. Accordingly, WES does not expect that a 10% increase or decrease in commodity prices would have a material impact on WES’s operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of imbalances described below.
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

Interest rate risk. The FOMC raised its target range for the federal funds rate three separate times during 2017 and once again in March 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of March 31, 2018, WGP had $28.0 million of borrowings under the WGP RCF and WES had no outstanding borrowings under the WES RCF. The WGP RCF and WES RCF each bear interest at a rate based on LIBOR or an alternative base rate at WGP’s or WES’s option, respectively. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF and WGP RCF at March 31, 2018.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WGP’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, WGP’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2017, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2017, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

Exhibit Number	Description
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
4.15
Ninth Supplemental Indenture, dated as of March 2, 2018, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

4.16	Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).
4.17	Form of 5.300% Senior Notes due 2048 (incorporated by reference to Exhibit 4.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN GAS EQUITY PARTNERS, LP

May 2, 2018

/s/ Benjamin M. Fink
Benjamin M. Fink President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

May 2, 2018

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)