Form 10-Q
period 2018-06-30
Western Gas Equity Partners, LP
filed 2018-08-01
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 218,937,797 common units outstanding as of July 30, 2018.

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
Affiliates: Subsidiaries of Anadarko, excluding us, but including equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn and Cactus II.
Anadarko: Anadarko Petroleum Corporation and its subsidiaries, excluding us and WGP GP.
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Board of Directors: The board of directors of WGP GP.
Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Cactus II: Cactus II Pipeline LLC.
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
Whitethorn LLC: Whitethorn Pipeline Company LLC.
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2018	2017	2018	2017
Revenues and other – affiliates
Service revenues – fee based	$192,488	$154,984	$378,489	$327,298
Service revenues – product based	285	—	527	—
Product sales	45,256	161,329	100,075	304,170
Total revenues and other – affiliates	238,029	316,313	479,091	631,468
Revenues and other – third parties
Service revenues – fee based	167,056	144,451	319,474	279,951
Service revenues – product based	21,820	—	44,171	—
Product sales	8,821	63,495	29,939	127,179
Other	223	1,191	442	3,045
Total revenues and other – third parties	197,920	209,137	394,026	410,175
Total revenues and other	435,949	525,450	873,117	1,041,643
Equity income, net – affiliates	39,218	21,728	59,642	41,189
Operating expenses
Cost of product (1)	68,149	203,277	145,948	392,636
Operation and maintenance (1)	100,628	76,148	188,907	149,908
General and administrative (1)	14,731	11,197	29,695	24,673
Property and other taxes	11,754	11,924	24,136	24,218
Depreciation and amortization	78,792	74,031	155,634	143,733
Impairments	127,243	3,178	127,391	167,920
Total operating expenses	401,297	379,755	671,711	903,088
Gain (loss) on divestiture and other, net (2)	170	15,458	286	134,945
Proceeds from business interruption insurance claims	—	24,115	—	29,882
Operating income (loss)	74,040	206,996	261,334	344,571
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(44,697)	(36,297)	(85,043)	(72,330)
Other income (expense), net	1,277	272	2,094	718
Income (loss) before income taxes	34,845	175,196	186,835	281,409
Income tax (benefit) expense	282	843	1,784	4,395
Net income (loss)	34,563	174,353	185,051	277,014
Net income (loss) attributable to noncontrolling interests	(33,017)	69,409	16,466	96,130
Net income (loss) attributable to Western Gas Equity Partners, LP	$67,580	$104,944	$168,585	$180,884
Net income (loss) per common unit – basic and diluted	$0.31	$0.48	$0.77	$0.83
Weighted-average common units outstanding – basic and diluted	218,934	218,931	218,934	218,930

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $12.6 million and $32.9 million for the three and six months ended June 30, 2018, respectively, and $21.6 million and $37.6 million for the three and six months ended June 30, 2017, respectively. Operation and maintenance includes charges from Anadarko of $23.4 million and $43.7 million for the three and six months ended June 30, 2018, respectively, and $18.5 million and $35.6 million for the three and six months ended June 30, 2017, respectively. General and administrative includes charges from Anadarko of $11.4 million and $23.2 million for the three and six months ended June 30, 2018, respectively, and $9.5 million and $19.2 million for the three and six months ended June 30, 2017, respectively. See Note 6.

(2)	Includes losses related to an incident at the DBM complex for the six months ended June 30, 2017. See Note 1.

(3)	Includes affiliate (as defined in Note 1) amounts of zero and $(0.1) million for the three and six months ended June 30, 2017, respectively. See Note 10.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$55,317	$79,588
Accounts receivable, net (1)	166,983	160,239
Other current assets (2)	27,057	15,383
Total current assets	249,357	255,210
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	8,618,993	7,864,535
Less accumulated depreciation	2,405,419	2,133,644
Net property, plant and equipment	6,213,574	5,730,891
Goodwill	416,160	416,160
Other intangible assets	761,054	775,269
Equity investments	754,300	566,211
Other assets (3)	14,384	12,570
Total assets	$8,668,829	$8,016,311
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (4)	$331,447	$349,801
Short-term debt	28,000	—
Accrued ad valorem taxes	26,318	26,633
Accrued liabilities (5)	131,398	47,992
Total current liabilities	517,163	424,426
Long-term liabilities
Long-term debt	4,177,353	3,492,712
Deferred income taxes	8,753	7,409
Asset retirement obligations	151,412	143,394
Other liabilities (6)	138,493	3,491
Total long-term liabilities	4,476,011	3,647,006
Total liabilities	4,993,174	4,071,432
Equity and partners’ capital
Common units (218,937,797 and 218,933,141 units issued and outstanding at June 30, 2018, and December 31, 2017, respectively)	994,418	1,061,125
Total partners’ capital	994,418	1,061,125
Noncontrolling interests	2,681,237	2,883,754
Total equity and partners’ capital	3,675,655	3,944,879
Total liabilities, equity and partners’ capital	$8,668,829	$8,016,311

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $15.9 million and $36.1 million as of June 30, 2018, and December 31, 2017, respectively.

(2)	Other current assets includes affiliate amounts of $9.3 million and zero as of June 30, 2018, and December 31, 2017, respectively.

(3)	Other assets includes affiliate amounts of $0.2 million and zero as of June 30, 2018, and December 31, 2017, respectively.

(4)	Accounts and imbalance payables includes affiliate amounts of zero and $0.3 million as of June 30, 2018, and December 31, 2017, respectively.

(5)	Accrued liabilities includes affiliate amounts of $2.3 million and $0.2 million as of June 30, 2018, and December 31, 2017, respectively.

(6)	Other liabilities includes affiliate amounts of $48.4 million and $0.7 million as of June 30, 2018, and December 31, 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,061,125	$2,883,754	$3,944,879
Cumulative effect of accounting change (1)	(14,200)	(30,179)	(44,379)
Net income (loss)	168,585	16,466	185,051
Above-market component of swap agreements with Anadarko (2)	28,121	—	28,121
WES equity transactions, net (3)	(7,490)	7,490	—
Distributions to Chipeta noncontrolling interest owner	—	(6,421)	(6,421)
Distributions to noncontrolling interest owners of WES	—	(190,081)	(190,081)
Distributions to WGP unitholders	(244,658)	—	(244,658)
Contributions of equity-based compensation to WES by Anadarko	2,801	—	2,801
Other	134	208	342
Balance at June 30, 2018	$994,418	$2,681,237	$3,675,655

(1)	See Note 1.

(2)	See Note 6.

(3)
Includes the impact of the cumulative effect of accounting change in WES’s consolidated statement of equity and partners’ capital. The $7.5 million decrease to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $161.1 million for the six months ended June 30, 2018.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2018	2017
Cash flows from operating activities
Net income (loss)	$185,051	$277,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,634	143,733
Impairments	127,391	167,920
Non-cash equity-based compensation expense	3,165	2,502
Deferred income taxes	1,523	3,767
Accretion and amortization of long-term obligations, net	3,376	2,476
Equity income, net – affiliates	(59,642)	(41,189)
Distributions from equity investment earnings – affiliates	48,396	42,202
(Gain) loss on divestiture and other, net (1)	(286)	(134,945)
Lower of cost or market inventory adjustments	151	140
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(7,018)	9,194
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	40,525	(41,917)
Change in other items, net	14,981	461
Net cash provided by operating activities	513,247	431,358
Cash flows from investing activities
Capital expenditures	(650,096)	(260,480)
Contributions in aid of construction costs from affiliates	—	1,343
Acquisitions from affiliates	—	(3,910)
Acquisitions from third parties	(161,858)	(155,287)
Investments in equity affiliates	(27,490)	(287)
Distributions from equity investments in excess of cumulative earnings – affiliates	12,505	9,221
Proceeds from the sale of assets to third parties	286	23,292
Proceeds from property insurance claims	—	22,977
Net cash used in investing activities	(826,653)	(363,131)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,337,531	159,989
Repayments of debt	(630,000)	—
Settlement of the Deferred purchase price obligation – Anadarko (2)	—	(37,346)
Increase (decrease) in outstanding checks	(5,357)	(2,763)
Proceeds from the issuance of WES common units, net of offering expenses	—	(183)
Distributions to WGP unitholders (3)	(244,658)	(208,803)
Distributions to Chipeta noncontrolling interest owner	(6,421)	(6,375)
Distributions to noncontrolling interest owners of WES	(190,081)	(171,689)
Net contributions from (distributions to) Anadarko	—	30
Above-market component of swap agreements with Anadarko (3)	28,121	28,670
Net cash provided by (used in) financing activities	289,135	(238,470)
Net increase (decrease) in cash and cash equivalents	(24,271)	(170,243)
Cash and cash equivalents at beginning of period	79,588	359,072
Cash and cash equivalents at end of period	$55,317	$188,829
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko	$—	$(4,094)
Net distributions to (contributions from) Anadarko of other assets	—	(376)
Interest paid, net of capitalized interest	63,553	69,143
Taxes paid (reimbursements received)	(87)	189
Accrued capital expenditures	182,212	100,038
Fair value of properties and equipment from non-cash third party transactions (2)	—	551,453

(1)	Includes losses related to an incident at the DBM complex for the six months ended June 30, 2017. See Note 1.

(2)	See Note 3.

(3)	See Note 6.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 5 for a discussion of WGP’s holdings of WES equity. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”) and Cactus II Pipeline LLC (“Cactus II”). See Note 3. The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant.
WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of June 30, 2018, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	2

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. Mentone Train I, a processing train at the DBM complex, is expected to commence operations at the end of the third quarter of 2018.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines WES’s ownership interests and the accounting method of consolidation used in WES’s consolidated financial statements for entities not wholly owned:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10%
Rendezvous	22%
Mont Belvieu JV	25%
TEP	20%
TEG	20%
FRP	33.33%
Whitethorn	20%
Cactus II	15%
Proportionate consolidation (2)
Marcellus Interest systems	33.75%
Newcastle system	50%
Springfield system	50.1%
Full consolidation
Chipeta (3)	75%

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

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by WGP through its partnership interests in WES as of June 30, 2018 (see Note 8). Because WGP owns the entire interest in and controls WES GP, and WGP GP is controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) may be required to recast their financial statements to include the activities of such WES assets from the date of common control.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Shutdown of gathering systems. In May 2018, after assessing a number of factors, with safety and protection of the environment as the primary focus, WES decided to take the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex) permanently out of service. Results for the three and six months ended June 30, 2018, reflect (i) an accrual of $10.9 million in anticipated costs associated with the shutdown of the systems, recorded as a reduction in affiliate Product sales in the consolidated statements of operations and (ii) impairment expense of $127.2 million associated with reducing the net book value of the gathering systems and additional asset retirement obligation.

Insurance recoveries. In December 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. During the six months ended June 30, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in WES’s estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the second quarter of 2017, WES reached a settlement with insurers and final proceeds were received. During the six months ended June 30, 2017, WES received $52.9 million in cash proceeds from insurers, including $29.9 million in proceeds from business interruption insurance claims and $23.0 million in proceeds from property insurance claims.

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. WGP adopted this ASU using a retrospective approach on January 1, 2018, and the adoption did not impact the consolidated financial statements.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The following tables summarize the impact of adopting Topic 606 on the impacted line items within the consolidated statements of operations and the consolidated balance sheet. The differences between revenue as reported following Topic 606 and revenue as it would have been reported under Topic 605 are due to the changes described above.

	Three Months Ended June 30, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$359,544	$358,209	$1,335
Service revenues – product based	22,105	—	22,105
Product sales	54,077	319,233	(265,156)
Expenses
Cost of product	68,149	312,329	(244,180)
Operation and maintenance	100,628	100,632	(4)
Depreciation and amortization	78,792	78,125	667
Impairments	127,243	127,198	45
Income tax (benefit) expense	282	272	10
Net income (loss) attributable to noncontrolling interests	(33,017)	(31,580)	(1,437)
Net income (loss) attributable to Western Gas Equity Partners, LP	67,580	64,397	3,183

	Six Months Ended June 30, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$697,963	$700,547	$(2,584)
Service revenues – product based	44,698	—	44,698
Product sales	130,014	611,524	(481,510)
Expenses
Cost of product	145,948	587,295	(441,347)
Operation and maintenance	188,907	188,771	136
Depreciation and amortization	155,634	154,278	1,356
Impairments	127,391	127,346	45
Income tax (benefit) expense	1,784	1,781	3
Net income (loss) attributable to noncontrolling interests	16,466	48,868	(32,402)
Net income (loss) attributable to Western Gas Equity Partners, LP	168,585	135,772	32,813

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

	June 30, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Assets
Other current assets	$27,057	$17,717	$9,340
Net property, plant and equipment	6,213,574	6,117,733	95,841
Other assets	14,384	14,138	246
Liabilities
Accrued liabilities	131,398	124,959	6,439
Deferred income taxes	8,753	8,930	(177)
Other liabilities	138,493	2,810	135,683
Equity and partners’ capital
Total equity and partners’ capital	3,675,655	3,712,173	(36,518)

New accounting standards issued but not yet adopted. ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. WGP plans to make certain elections allowing WGP not to reassess contracts that commenced prior to adoption, to continue applying WES’s current accounting policy for land easements and not to recognize ROU assets or lease liabilities for short-term leases. WGP continues to review contracts in WES’s portfolio of leased assets to assess the impact of adopting this ASU, which is expected to primarily impact other assets and other liabilities. To facilitate compliance with this ASU, WES is implementing new accounting software and continuing to evaluate its systems, processes and internal controls during 2018. WGP will adopt this ASU on January 1, 2019. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, WGP does not expect to adjust comparative period financial statements.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

thousands	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue from customers
Service revenues – fee based	$359,544	$697,963
Service revenues – product based	22,105	44,698
Product sales	55,449	132,629
Total revenue from customers	437,098	875,290
Revenue from other than customers
Net gains (losses) on commodity price swap agreements	(1,372)	(2,615)
Other	223	442
Total revenues and other	$435,949	$873,117

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $267.1 million and $244.4 million as of June 30, 2018, and December 31, 2017, respectively.
Contract assets primarily relate to accrued deficiency fees WES expects to charge customers once the related performance periods are completed. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	5,129
Amounts transferred to Accounts receivable, net from contract assets recognized in the adoption effect (1)	(2,677)
Additional estimated revenues recognized (2)	7,134
Balance at June 30, 2018	$9,586

Contract assets at June 30, 2018
Other current assets	$9,340
Other assets	246
Total contract assets from contracts with customers	$9,586

(1)	Includes $(0.2) million for the three months ended June 30, 2018.

(2)	Includes $3.7 million for the three months ended June 30, 2018.

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

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	120,717
Cash received or receivable, excluding revenues recognized during the period (1)	41,076
Revenues recognized during the period that were included in the adoption effect (2)	(2,009)
Balance at June 30, 2018	$159,784

Contract liabilities at June 30, 2018
Accrued liabilities	$24,101
Other liabilities	135,683
Total contract liabilities from contracts with customers	$159,784

(1)	Includes $12.5 million for the three months ended June 30, 2018.

(2)	Includes $(1.0) million for the three months ended June 30, 2018.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018, are reflected in the following table. WGP applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a small portion of expected future consolidated revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and in some cases variable commodity prices for those volumes.

thousands
Remainder of 2018	$220,037
2019	492,806
2020	542,214
2021	527,151
2022	527,103
Thereafter	2,168,028
Total	$4,477,339

3. ACQUISITIONS AND DIVESTITURES

Whitethorn LLC acquisition. In June 2018, WES acquired a 20% interest in Whitethorn LLC, which owns the crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn, WES will share proportionally in the commercial activities. WES acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 8.

Cactus II acquisition. In June 2018, WES acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and expected to become operational in the fourth quarter of 2019. WES acquired its 15% interest from a third party via an $11.3 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 8.

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
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2017
March 31	$0.49125	$107,549	May 2017
June 30	0.52750	115,487	August 2017
September 30	0.53750	117,677	November 2017
December 31	0.54875	120,140	February 2018
2018
March 31	$0.56875	$124,518	May 2018
June 30 (1)	0.58250	127,531	August 2018

(1)
The Board of Directors declared a cash distribution to WGP unitholders for the second quarter of 2018 of $0.58250 per unit, or $127.5 million in aggregate. The cash distribution is payable on August 23, 2018, to WGP unitholders of record at the close of business on August 1, 2018.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2017
March 31	$0.875	$188,753	May 2017
June 30	0.890	207,491	August 2017
September 30	0.905	212,038	November 2017
December 31	0.920	216,586	February 2018
2018
March 31	$0.935	$221,133	May 2018
June 30 (1)	0.950	225,691	August 2018

(1)
The Board of Directors of WES GP declared a cash distribution to WES unitholders for the second quarter of 2018 of $0.950 per unit, or $225.7 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution is payable on August 13, 2018, to WES unitholders of record at the close of business on August 1, 2018.

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

WES’s general partner interest and incentive distribution rights. As of June 30, 2018, WES GP was entitled to 1.5% of all quarterly distributions that WES makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that WES GP may receive on common units that it may acquire.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of June 30, 2018, Anadarko held 170,380,045 WGP common units, representing a 77.8% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 48,557,752 WGP common units, representing a 22.2% limited partner interest in WGP.

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consisted of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko (which was subject to Anadarko’s right to elect to deliver shares of its common stock in lieu of such WGP common units) and (2) a senior amortizing note that was due June 7, 2018. On June 7, 2018, the mandatory settlement date, Anadarko settled the 9,200,000 then outstanding TEUs by delivering to the holders 8,207,320 of its WGP common units in exchange for the prepaid equity purchase contracts. WGP did not receive any proceeds from, or incur any expense in, the public offering or settlement of the TEUs.

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming, prior to the actual conversion, conversion of the WES Series A Preferred units into WES common units, by the weighted-average number of WGP common units outstanding during the period. As of May 2, 2017, all WES Series A Preferred units were converted into WES common units on a one-for-one basis. The impact of the Series A Preferred units assuming, prior to the actual conversion, conversion to WES common units would be anti-dilutive for the three and six months ended June 30, 2017. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of June 30, 2018, WGP held 50,132,046 WES common units, representing a 29.7% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs. As of June 30, 2018, (i) other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 13,778,265 Class C units, representing an aggregate 9.3% limited partner interest in WES and (ii) the public held 100,465,859 WES common units, representing a 59.5% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1).

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

WES interests. The following table summarizes WES’s units issued during the six months ended June 30, 2018:

	WES Common Units	WES Class C Units	WES General Partner Units	Total
Balance at December 31, 2017	152,602,105	13,243,883	2,583,068	168,429,056
PIK Class C units	—	534,382	—	534,382
Long-Term Incentive Plan award vestings	7,180	—	—	7,180
Balance at June 30, 2018	152,609,285	13,778,265	2,583,068	168,970,618

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

Note receivable - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $304.7 million and $325.2 million at June 30, 2018, and December 31, 2017, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Commodity price swap agreements. WES has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. WES’s net gains (losses) on commodity price swap agreements were $(1.4) million and $(2.6) million for the three and six months ended June 30, 2018, respectively, and $1.0 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and are reported in the consolidated statements of operations as affiliate Product sales in 2018 and as affiliate Product sales and Cost of product expense in 2017 (see Note 1).
Revenues or costs attributable to volumes sold and purchased during 2017 and 2018 for the DJ Basin complex and MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. WES also records a capital contribution from Anadarko in its consolidated statement of equity and partners’ capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price for product purchases exceeds the market price in the tables below. For the six months ended June 30, 2018, the capital contribution from Anadarko was $28.1 million. The tables below summarize the swap prices compared to the forward market prices:

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 35% for both the three and six months ended June 30, 2018, and 38% and 34% for the three and six months ended June 30, 2017, respectively. WES’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 35% for both the three and six months ended June 30, 2018, and 39% and 44% for the three and six months ended June 30, 2017, respectively. WES’s crude oil, NGL and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 72% and 68% for the three and six months ended June 30, 2018, respectively, and 41% and 47% for the three and six months ended June 30, 2017, respectively.

Commodity purchase and sale agreements. WES sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

WGP LTIP. WGP GP awards phantom units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”) to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period. Compensation expense under the WGP LTIP is recognized over the vesting period and was $79,000 and $140,000 for the three and six months ended June 30, 2018, respectively, and $43,000 and $98,000 for the three and six months ended June 30, 2017, respectively.

Anadarko Incentive Plan. General and administrative expenses included $1.7 million and $3.8 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (“Anadarko Incentive Plan”). Of this amount, $2.8 million is reflected as contributions to partners’ capital in the consolidated statement of equity and partners’ capital for the six months ended June 30, 2018.

WES LTIP. WES GP awards phantom units under the Western Gas Partners, LP 2017 Long-Term Incentive Plan, effective October 17, 2017. Awards granted prior to October 17, 2017, were awarded under the Western Gas Partners, LP 2008 Long-Term Incentive Plan. These awards are primarily granted to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended June 30, 2018 and 2017, and $0.2 million for each of the six months ended June 30, 2018 and 2017.

Purchases. The following table summarizes WES’s purchases from Anadarko of pipe and equipment:

	Six Months Ended June 30,
thousands	2018	2017
Cash consideration	$—	$3,910
Payable to affiliate	254	—
Net carrying value	(254)	(4,286)
Partners’ capital adjustment	$—	$(376)

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

Summary of affiliate transactions. The following table summarizes material affiliate transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Revenues and other (1)	$238,029	$316,313	$479,091	$631,468
Equity income, net – affiliates (1)	39,218	21,728	59,642	41,189
Cost of product (1)	12,609	21,607	32,853	37,595
Operation and maintenance (2)	23,437	18,462	43,685	35,551
General and administrative (3)	11,397	9,489	23,220	19,223
Operating expenses	47,443	49,558	99,758	92,369
Interest income (4)	4,225	4,225	8,450	8,450
Interest expense (5)	—	—	—	71
Settlement of the Deferred purchase price obligation – Anadarko (6)	—	(37,346)	—	(37,346)
Distributions to WGP unitholders (7)	101,571	87,731	199,571	170,328
Distributions to WES unitholders (8)	1,881	1,760	3,731	3,490
Above-market component of swap agreements with Anadarko	13,839	16,373	28,121	28,670

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 3 and Note 10).

(6)	Represents the cash payment to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko (see Note 3).

(7)	Represents distributions paid under WGP’s partnership agreement (see Note 4 and Note 5).

(8)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 4 and Note 5).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2018	December 31, 2017
Land	n/a	$4,653	$4,450
Gathering systems and processing complexes	3 to 47 years	7,565,998	7,113,114
Pipelines and equipment	15 to 45 years	137,769	137,644
Assets under construction	n/a	879,095	579,501
Other	3 to 40 years	31,478	29,826
Total property, plant and equipment		8,618,993	7,864,535
Less accumulated depreciation		2,405,419	2,133,644
Net property, plant and equipment		$6,213,574	$5,730,891

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the six months ended June 30, 2018, WES recognized impairments of $127.4 million, including impairments of $120.8 million at the Third Creek gathering system and $6.4 million at the Kitty Draw gathering system. These assets were impaired to their estimated salvage values of $1.0 million and zero, respectively, using the market approach and Level 3 fair value inputs, due to the shutdown of the systems. See Note 1 for further information.
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

8. EQUITY INVESTMENTS

The following table presents the activity in WES’s equity investments for the six months ended June 30, 2018:

thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEFR Interests	Whitethorn	Cactus II	Total
Balance at December 31, 2017	$7,030	$44,945	$42,528	$110,299	$361,409	$—	$—	$566,211
Acquisitions	—	—	—	—	—	150,563	11,295	161,858
Investment earnings (loss), net of amortization	(444)	5,898	439	15,200	33,037	5,512	—	59,642
Contributions	—	1,278	—	—	—	7,069	19,127	27,474
Capitalized interest	—	—	—	—	—	—	16	16
Distributions	(194)	(5,607)	(1,410)	(15,219)	(25,966)	—	—	(48,396)
Distributions in excess of cumulative earnings (1)	(2,658)	(1,958)	(1,784)	(2,131)	(3,974)	—	—	(12,505)
Balance at June 30, 2018	$3,734	$44,556	$39,773	$108,149	$364,506	$163,144	$30,438	$754,300

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	June 30, 2018	December 31, 2017
Trade receivables, net	$166,924	$160,194
Other receivables, net	59	45
Total accounts receivable, net	$166,983	$160,239

A summary of other current assets is as follows:

thousands	June 30, 2018	December 31, 2017
Natural gas liquids inventory	$9,421	$10,788
Imbalance receivables	7,703	1,640
Prepaid insurance	521	2,955
Contract assets	9,340	—
Other	72	—
Total other current assets	$27,057	$15,383

A summary of accrued liabilities is as follows:

thousands	June 30, 2018	December 31, 2017
Accrued interest expense	$58,760	$40,646
Short-term asset retirement obligations (1)	42,312	2,304
Short-term remediation and reclamation obligations	833	833
Income taxes payable	2,756	2,495
Contract liabilities	24,101	—
Other	2,636	1,714
Total accrued liabilities	$131,398	$47,992

(1)	As of June 30, 2018, includes $40.2 million of short-term liabilities incurred related to the shutdowns at the Third Creek and Kitty Draw gathering systems. See Note 1 for further information.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE

At June 30, 2018, WGP’s debt consisted of borrowings under the WGP RCF and WES’s 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”), 4.500% Senior Notes due 2028 (the “2028 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”) and 5.300% Senior Notes due 2048 (the “2048 Notes”).
The following table presents WES and WGP’s outstanding debt:

	June 30, 2018			December 31, 2017
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$28,000	$28,000	$28,000	$—	$—	$—

Long-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
2018 Notes	350,000	349,937	349,832	350,000	349,684	350,631
2021 Notes	500,000	496,380	520,037	500,000	495,815	530,647
2022 Notes	670,000	668,962	665,356	670,000	668,849	684,043
2025 Notes	500,000	492,356	475,739	500,000	491,885	500,885
2026 Notes	500,000	495,475	492,415	500,000	495,245	520,144
2028 Notes	400,000	394,399	386,234	—	—	—
2044 Notes	600,000	593,290	569,855	600,000	593,234	637,827
2048 Notes	700,000	686,554	651,984	—	—	—
WES RCF	—	—	—	370,000	370,000	370,000
Total long-term debt	$4,220,000	$4,177,353	$4,111,452	$3,518,000	$3,492,712	$3,622,177

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the six months ended June 30, 2018:

thousands	Carrying Value
Balance at December 31, 2017	$3,492,712
WES RCF borrowings	260,000
Issuance of 2028 Notes	400,000
Issuance of 2048 Notes	700,000
Repayments of WES RCF borrowings	(630,000)
Other	(17,359)
Balance at June 30, 2018	$4,205,353

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF, which matures in March 2019, to $35.0 million. As of June 30, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
As of June 30, 2018, WGP had $28.0 million outstanding borrowings and $7.0 million available for borrowing under the WGP RCF. As of June 30, 2018 and 2017, the interest rate on the outstanding WGP RCF borrowings was 4.10% and 3.23%, respectively. The commitment fee rate was 0.30% at June 30, 2018 and 2017. At June 30, 2018, WGP was in compliance with all covenants under the WGP RCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at June 30, 2018, as WES has the ability and intent to refinance these obligations using long-term debt.
The 2028 Notes and 2048 Notes issued in March 2018 were offered at prices to the public of 99.435% and 99.169%, respectively, of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rates of the 2028 Notes and 2048 Notes are 4.682% and 5.431%, respectively. Interest is paid on each such series semi-annually on March 1 and September 1 of each year, beginning September 1, 2018. The proceeds (net of underwriting discounts, original issue discounts and debt issuance costs) were used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures.
    At June 30, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of June 30, 2018, WES had no outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1,495.4 million available borrowing capacity under the WES RCF. As of June 30, 2018 and 2017, the interest rate on any outstanding WES RCF borrowings was 3.39% and 2.53%, respectively. The facility fee rate was 0.20% at June 30, 2018 and 2017. At June 30, 2018, WES was in compliance with all covenants under the WES RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Third parties
Long-term and short-term debt	$(48,671)	$(35,375)	$(90,207)	$(70,189)
Amortization of debt issuance costs and commitment fees	(2,037)	(1,982)	(4,901)	(3,946)
Capitalized interest	6,011	1,060	10,065	1,876
Total interest expense – third parties	(44,697)	(36,297)	(85,043)	(72,259)
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	—	—	(71)
Total interest expense – affiliates	—	—	—	(71)
Interest expense	$(44,697)	$(36,297)	$(85,043)	$(72,330)

(1)	See Note 3 for a discussion of the Deferred purchase price obligation - Anadarko.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. In February 2017, DBJV, at the time a 50/50 joint venture between a third party and WES, initiated an arbitration against SWEPI LP (“SWEPI”) for breach of a 2007 gas gathering agreement between it and DBJV (the “GGA”). Specifically, DBJV seeks to collect approximately $194.2 million in gathering fees under the GGA for the period January 1, 2016 to July 1, 2017. SWEPI disputes DBJV’s calculation of the cost of service based rate and filed a counterclaim for $14.9 million alleging overpayment of fees under the GGA for the years 2013 through 2015. The final arbitration hearing concluded on June 27, 2018, and WES expects to receive a decision by the end of the third quarter of 2018. Under the terms of the Property Exchange, WES’s former joint venture partner in DBJV will owe 50% of any amounts to be paid, and have a right to 50% of any amounts received, by WES as a result of this arbitration proceeding. Pursuant to an agreement between the parties, if the arbitrators determine that DBJV is owed an amount of money by SWEPI for underpaid gathering fees for the period from January 1, 2016 to July 1, 2017, that amount will be paid to DBJV over five years as a supplemental gathering fee under the currently effective gas gathering agreement between the parties. Any other amounts owed by either party will be paid in cash within ninety days of the conclusion of the arbitration. As part of the adoption of Topic 606 (see Note 1), during the first quarter of 2018, WES recorded a $7.5 million contract liability and reduced total equity and partners’ capital related to the counterclaim for the years 2013 through 2015 under the GGA revenue contract. Any amounts awarded to DBJV under the arbitration would be recognized in the period the arbitration decision is received. Management does not believe the outcome of this proceeding will have a materially unfavorable effect on WGP’s financial condition, results of operations or cash flows.
In addition, from time to time, WGP, through its partnership interests in WES, is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding for which the final disposition could have a material adverse effect on WGP’s financial condition, results of operations or cash flows.

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to construction and expansion projects at the DBJV system and the DJ Basin and DBM complexes.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices and equipment supporting WES’s operations, for which Anadarko charges WES lease expense. The leases for the corporate offices and shared field offices extend through 2028 and 2033, respectively. Lease expense charged to WES associated with these lease arrangements was $12.2 million and $25.9 million for the three and six months ended June 30, 2018, respectively, and $12.2 million and $20.7 million for the three and six months ended June 30, 2017, respectively.

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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party producers and customers. As of June 30, 2018, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	20	4	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	2

(1)	Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2018, included the following:

•
We raised our distribution to $0.58250 per unit for the second quarter of 2018, representing a 2% increase over the distribution for the first quarter of 2018 and a 10% increase over the distribution for the second quarter of 2017.

•	In February 2018, we voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million.

•	In June 2018, WES acquired a 20% interest in Whitethorn and a 15% interest in Cactus II, both from third parties. See Acquisitions and Divestitures below for additional information.

•
In March 2018, WES completed an offering of $400.0 million aggregate principal amount of 2028 Notes and $700.0 million aggregate principal amount of 2048 Notes. The net proceeds were used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures. See Liquidity and Capital Resources within this Item 2 for additional information.

•
In February 2018, WES entered into the five-year $1.5 billion (expandable to $2.0 billion) RCF by amending and restating the $1.2 billion credit facility WES originally entered into in February 2014. See Liquidity and Capital Resources within this Item 2 for additional information.

•
WES raised its distribution to $0.950 per unit for the second quarter of 2018, representing a 2% increase over the distribution for the first quarter of 2018 and a 7% increase over the distribution for the second quarter of 2017.

•
Throughput attributable to WES for natural gas assets totaled 3,794 MMcf/d for the three months ended June 30, 2018, representing a 9% increase compared to the same period in 2017. Throughput attributable to WES for natural gas assets totaled 3,711 MMcf/d for the six months ended June 30, 2018, which was approximately the same compared to the same period in 2017.

•
Throughput for crude oil, NGL and produced water assets totaled 343 MBbls/d and 301 MBbls/d for the three and six months ended June 30, 2018, respectively, representing an 88% and 71% increase, respectively, compared to the same periods in 2017.

•
WES’s operating income (loss) was $74.7 million and $262.9 million for the three and six months ended June 30, 2018, respectively, representing a 64% and 24% decrease, respectively, compared to the same periods in 2017.

•
Adjusted gross margin for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.95 per Mcf and $0.98 per Mcf for the three and six months ended June 30, 2018, respectively, representing a 1% and 10% increase, respectively, compared to the same periods in 2017.

•
Adjusted gross margin for crude oil, NGL and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.56 per Bbl and $1.68 per Bbl for the three and six months ended June 30, 2018, respectively, representing a 27% and 19% decrease, respectively, compared to the same periods in 2017.

Significant Item Affecting Comparability. On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) (“Topic 606”). The comparative historical financial information has not been adjusted and continues to be reported under Revenue Recognition (Topic 605). The following tables summarize the impact of adopting Topic 606 on the consolidated statements of operations:

	Three Months Ended June 30, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$359,544	$358,209	$1,335
Service revenues – product based	22,105	—	22,105
Product sales	54,077	319,233	(265,156)
Expenses
Cost of product	68,149	312,329	(244,180)
Operation and maintenance	100,628	100,632	(4)
Depreciation and amortization	78,792	78,125	667
Impairments	127,243	127,198	45
Income tax (benefit) expense	282	272	10

	Six Months Ended June 30, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$697,963	$700,547	$(2,584)
Service revenues – product based	44,698	—	44,698
Product sales	130,014	611,524	(481,510)
Expenses
Cost of product	145,948	587,295	(441,347)
Operation and maintenance	188,907	188,771	136
Depreciation and amortization	155,634	154,278	1,356
Impairments	127,391	127,346	45
Income tax (benefit) expense	1,784	1,781	3

For more information on the adoption of Topic 606, see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Whitethorn LLC acquisition. In June 2018, WES acquired a 20% interest in Whitethorn LLC, which owns the crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn, WES will share proportionally in the commercial activities. WES acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cactus II acquisition. In June 2018, WES acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and expected to become operational in the fourth quarter of 2019. WES acquired its 15% interest from a third party via an $11.3 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of June 30, 2018 (see Note 8—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of WES assets from Anadarko, we (by virtue of our consolidation of WES) and WES may be required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000 7.50% tangible equity units (“TEUs”), including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consisted of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko and (2) a senior amortizing note that was due June 7, 2018. On June 7, 2018, the mandatory settlement date, Anadarko settled the 9,200,000 then outstanding TEUs by delivering to the holders 8,207,320 of its WGP common units in exchange for the prepaid equity purchase contracts. WGP did not receive any proceeds from, or incur any expense in, the public offering or settlement of the TEUs. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
General and administrative expenses	$67	$—	$134	$66
Public company expenses	435	453	1,053	1,066
Total reimbursement	$502	$453	$1,187	$1,132

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

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF matures in March 2019 and may be used to buy WES common units and for general partnership purposes. As of June 30, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
As of June 30, 2018, we had $28.0 million of outstanding borrowings, resulting in $7.0 million available for borrowing under the WGP RCF. At June 30, 2018, the interest rate was 4.10%, the commitment fee rate was 0.30% and we were in compliance with all covenants under the WGP RCF. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WGP. The differences between net income (loss) attributable to WES and net income (loss) attributable to WGP are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Net income (loss) attributable to WES	$32,708	$173,451	$182,071	$275,340
Limited partner interests in WES not held by WGP (1)	35,828	(67,363)	(10,670)	(91,982)
General and administrative expenses (2)	(696)	(612)	(1,528)	(1,429)
Other income (expense), net	48	19	83	35
Interest expense	(308)	(551)	(1,371)	(1,080)
Net income (loss) attributable to WGP	$67,580	$104,944	$168,585	$180,884

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of June 30, 2018 and 2017, the public held a 59.5% and 59.8% limited partner interest in WES, respectively. Other subsidiaries of Anadarko separately held a 9.3% and 8.8% limited partner interest in WES as of June 30, 2018 and 2017, respectively. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Six Months Ended June 30,
thousands	2018	2017
WES net cash provided by operating activities	$514,911	$433,152
General and administrative expenses (1)	(1,528)	(1,429)
Non-cash equity-based compensation expense	148	109
Changes in working capital	254	234
Other income (expense), net	83	35
Interest expense	(1,371)	(1,080)
Debt related amortization and other items, net	750	337
WGP net cash provided by operating activities	$513,247	$431,358

WES net cash provided by (used in) financing activities	$286,163	$(239,749)
Distributions to WGP unitholders (2)	(244,658)	(208,803)
Distributions to WGP from WES (3)	247,638	210,082
WGP RCF costs	(8)	—
WGP net cash provided by (used in) financing activities	$289,135	$(238,470)

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Total revenues and other (1)	$435,949	$525,450	$873,117	$1,041,643
Equity income, net – affiliates	39,218	21,728	59,642	41,189
Total operating expenses (1)	400,601	379,143	670,183	901,659
Gain (loss) on divestiture and other, net	170	15,458	286	134,945
Proceeds from business interruption insurance claims (2)	—	24,115	—	29,882
Operating income (loss)	74,736	207,608	262,862	346,000
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(44,389)	(35,746)	(83,672)	(71,250)
Other income (expense), net	1,229	253	2,011	683
Income (loss) before income taxes	35,801	176,340	189,651	283,883
Income tax (benefit) expense	282	843	1,784	4,395
Net income (loss)	35,519	175,497	187,867	279,488
Net income attributable to noncontrolling interest	2,811	2,046	5,796	4,148
Net income (loss) attributable to WES (3)	$32,708	$173,451	$182,071	$275,340
Key performance metrics (4)
Adjusted gross margin	$378,293	$333,548	$746,839	$665,104
Adjusted EBITDA	271,659	274,835	543,778	529,829
Distributable cash flow	221,799	247,225	453,235	463,728

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2018” refer to the comparison of the three months ended June 30, 2018, to the three months ended June 30, 2017; any increases or decreases “for the six months ended June 30, 2018” refer to the comparison of the six months ended June 30, 2018, to the six months ended June 30, 2017; and any increases or decreases “for the three and six months ended June 30, 2018” refer to the comparison of these 2018 periods to the corresponding three and six month periods ended June 30, 2017.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	887	866	2%	852	1,155	(26)%
Processing	2,860	2,555	12%	2,808	2,498	12%
Equity investment (1)	141	158	(11)%	146	160	(9)%
Total throughput for natural gas assets	3,888	3,579	9%	3,806	3,813	—%
Throughput attributable to noncontrolling interest for natural gas assets	94	107	(12)%	95	108	(12)%
Total throughput attributable to WES for natural gas assets	3,794	3,472	9%	3,711	3,705	—%
Throughput for crude oil, NGL and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	145	50	190%	134	47	185%
Equity investment (2)	198	132	50%	167	129	29%
Total throughput for crude oil, NGL and produced water assets	343	182	88%	301	176	71%

(1)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(2)
Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, 33.33% share of average FRP throughput and 20% share of average Whitethorn throughput.

Natural gas assets

Gathering, treating and transportation throughput increased by 21 MMcf/d for the three months ended June 30, 2018, primarily due to (i) increased production in the areas around the DBJV system (increase of 48 MMcf/d) and (ii) increased throughput at the Bison facility due to a new contract effective April 2018 (increase of 35 MMcf/d). These increases were partially offset by (i) the sale of the Helper and Clawson systems in June 2017 (decrease of 33 MMcf/d), (ii) lower throughput at the MIGC system (decrease of 18 MMcf/d) and (iii) lower throughput at the Haley system due to decreased production in the area (decrease of 13 MMcf/d).
Gathering, treating and transportation throughput decreased by 303 MMcf/d for the six months ended June 30, 2018, primarily due to (i) the Property Exchange in March 2017 (decrease of 241 MMcf/d), (ii) the sale of the Helper and Clawson systems in June 2017 (decrease of 33 MMcf/d) and (iii) lower throughput at the MIGC system (decrease of 11 MMcf/d).
Processing throughput increased by 305 MMcf/d and 310 MMcf/d for the three and six months ended June 30, 2018, respectively, primarily due to (i) increased production in the areas around the DJ Basin and DBM complexes, (ii) the start-up of Train VI at the DBM complex in December 2017 and (iii) increased throughput at the MGR assets due to downtime at the nearby Granger straddle plant in 2017. These increases were partially offset by lower throughput at the Chipeta complex due to the expiration and non-renewal of a contract in September 2017.
Equity investment throughput decreased by 17 MMcf/d and 14 MMcf/d for the three and six months ended June 30, 2018, respectively, primarily due to decreased throughput at the Fort Union and Rendezvous systems due to production declines in the area, as well as throughput being diverted from the Fort Union system to other nearby systems.

Crude oil, NGL and produced water assets

Gathering, treating, transportation and disposal throughput increased by 95 MBbls/d and 87 MBbls/d for the three and six months ended June 30, 2018, respectively, primarily due to increased throughput from the DBM water systems, which commenced operation during the second quarter of 2017.
Equity investment throughput increased by 66 MBbls/d and 38 MBbls/d for the three and six months ended June 30, 2018, respectively, primarily due to (i) the acquisition of the interest in Whitethorn in June 2018 and (ii) increased volumes on FRP and TEP as a result of increased NGL production in the DJ Basin area.

Service Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Service revenues – fee based	$359,544	$299,435	20%	$697,963	$607,249	15%
Service revenues – product based	22,105	—	NM	44,698	—	NM
Total service revenues	$381,649	$299,435	27%	$742,661	$607,249	22%

NM-Not Meaningful

Service revenues – fee based increased by $60.1 million for the three months ended June 30, 2018, primarily due to increases of (i) $35.6 million at the DJ Basin complex due to increased throughput ($26.7 million) and a higher processing fee ($8.9 million) due to a new contract effective August 2017, (ii) $16.8 million at the DBM complex due to increased throughput and (iii) $8.9 million and $4.5 million at the DBM water and DBJV systems, respectively, due to increased throughput. These increases were partially offset by decreases of (i) $3.3 million at the Chipeta complex due to decreases in throughput and deficiency fees and (ii) $2.5 million at the Springfield system due to a lower cost of service rate.
Service revenues – fee based increased by $90.7 million for the six months ended June 30, 2018, primarily due to increases of (i) $62.0 million at the DJ Basin complex due to increased throughput ($42.6 million) and a higher processing fee ($19.4 million) due to a new contract effective August 2017, (ii) $33.8 million at the DBM complex due to increased throughput and (iii) $15.8 million at the DBM water systems, which commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $6.8 million at the Springfield system due to a lower cost of service rate, (ii) $5.5 million at the Chipeta complex due to decreases in throughput and deficiency fees and (iii) $3.8 million due to the Property Exchange in March 2017.
Service revenues – product based increased by $22.1 million and $44.7 million for the three and six months ended June 30, 2018, respectively, due to the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2. Under Topic 606, certain of WES’s customer agreements result in revenues being recognized when the natural gas and/or NGLs are received from the customer as noncash consideration for the services provided. In addition, retained proceeds from sales of customer products where WES is acting as their agent are included in Service revenues – product based.

Product Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Natural gas sales (1)	$11,210	$92,946	(88)%	$39,578	$172,861	(77)%
Natural gas liquids sales (1)	42,867	131,878	(67)%	90,436	258,488	(65)%
Total Product sales	$54,077	$224,824	(76)%	$130,014	$431,349	(70)%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$1.91	$2.95	(35)%	$2.14	$3.00	(29)%
Natural gas liquids (per Bbl)	28.04	19.98	40%	27.98	20.87	34%

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

Natural gas sales decreased by $81.7 million for the three months ended June 30, 2018, primarily due to decreases of (i) $56.2 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, (ii) $5.2 million due to a decrease in average price and $9.3 million due to a system shutdown, both at the Hilight system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) and (iii) $6.8 million at the DBM complex due to a decrease in average price, partially offset by an increase in volumes sold.
Natural gas sales decreased by $133.3 million for the six months ended June 30, 2018, primarily due to decreases of (i) $124.3 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2 and (ii) $5.9 million due to a decrease in average price and $9.3 million due to a system shutdown, both at the Hilight system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). These decreases were partially offset by an increase of $7.0 million at the DBM complex due to an increase in volumes sold, partially offset by a decrease in average price.
NGLs sales decreased by $89.0 million and $168.1 million for the three and six months ended June 30, 2018, respectively, primarily due to decreases of $209.0 million and $357.2 million, respectively, from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2. These decreases were partially offset by increases of (i) $90.8 million and $137.3 million, respectively, at the DBM complex due to an increase in average price and volumes sold, (ii) $14.3 million and $24.4 million, respectively, at the DJ Basin complex due to an increase in the swap market price and volumes sold, (iii) $5.3 million and $9.3 million, respectively, at the Brasada complex due to volumes sold under a new sales agreement beginning January 1, 2018, and (iv) $3.0 million and $4.7 million, respectively, at the Chipeta complex due to an increase in average price and volumes sold. In addition, for the six months ended June 30, 2018, NGL sales increased by $4.0 million at the DBM water systems, which commenced operation during the second quarter of 2017.

Equity Income, Net – Affiliates

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Equity income, net – affiliates	$39,218	$21,728	80%	$59,642	$41,189	45%

For the three and six months ended June 30, 2018, equity income, net – affiliates increased by $17.5 million and $18.5 million, respectively, primarily due to (i) increased volumes at the TEFR Interests and (ii) the acquisition of the interest in Whitethorn in June 2018. These increases were partially offset by a decrease in volumes at the Fort Union system.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
NGL purchases (1)	$42,905	$114,607	(63)%	$84,507	$222,980	(62)%
Residue purchases (1)	19,794	87,807	(77)%	47,072	166,123	(72)%
Other	5,450	863	NM	14,369	3,533	NM
Cost of product	68,149	203,277	(66)%	145,948	392,636	(63)%
Operation and maintenance	100,628	76,148	32%	188,907	149,908	26%
Total Cost of product and Operation and maintenance expenses	$168,777	$279,425	(40)%	$334,855	$542,544	(38)%

(1)
For the three and six months ended June 30, 2017, includes the effects of WES’s commodity price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

NGL purchases decreased by $71.7 million and $138.5 million for the three and six months ended June 30, 2018, respectively, primarily due to decreases of $188.8 million and $318.6 million, respectively, from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, partially offset by increases of (i) $92.5 million and $133.4 million, respectively, at the DBM complex due to an increase in average price and volumes purchased, (ii) $14.7 million and $26.4 million, respectively, at the DJ Basin complex due to an increase in average price and volumes purchased, and (iii) $4.7 million and $8.2 million, respectively, at the Brasada complex due to volumes purchased under a new purchase agreement beginning January 1, 2018.
Residue purchases decreased by $68.0 million for the three months ended June 30, 2018, primarily due to decreases of (i) $52.0 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2, (ii) $8.1 million at the DBM complex due to a decrease in average price, partially offset by an increase in volumes purchased, and (iii) $4.6 million at the Hilight system due to a decrease in average price.
Residue purchases decreased by $119.1 million for the six months ended June 30, 2018, primarily due to decreases of (i) $115.9 million from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2 and (ii) $4.5 million at the Hilight system due to a decrease in average price. These decreases were partially offset by an increase of $4.4 million at the DBM complex due to an increase in volumes purchased.
Other items increased by $4.6 million and $10.8 million for the three and six months ended June 30, 2018, respectively, primarily due to increases of $8.1 million and $15.2 million, respectively, at the DJ Basin complex due to changes in affiliate contract terms in August 2017, partially offset by decreases of $3.4 million and $6.8 million, respectively, from the adoption of Topic 606 as discussed under Significant Item Affecting Comparability within this Item 2.
Operation and maintenance expense increased by $24.5 million for the three months ended June 30, 2018, primarily due to increases of (i) $8.3 million at the DJ Basin complex primarily due to increases in utilities expense and surface maintenance and plant repairs, (ii) $8.1 million at the DBM complex primarily due to increases in surface maintenance and plant repairs, utilities expense, chemicals and treating services, and salaries and wages, and (iii) $3.7 million at the DBJV system primarily due to increases in surface maintenance and plant repairs and salaries and wages.
Operation and maintenance expense increased by $39.0 million for the six months ended June 30, 2018, primarily due to increases of (i) $13.1 million at the DJ Basin complex primarily due to increases in utilities expense, surface maintenance and plant repairs, and salaries and wages, (ii) $12.9 million at the DBM complex primarily due to increases in equipment rentals, utilities expense, surface maintenance and plant repairs, and salaries and wages, (iii) $6.7 million due to the Property Exchange in March 2017 and (iv) $2.6 million at the DBM water systems, which commenced operation during the second quarter of 2017.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
General and administrative	$14,035	$10,585	33%	$28,167	$23,244	21%
Property and other taxes	11,754	11,924	(1)%	24,136	24,218	—%
Depreciation and amortization	78,792	74,031	6%	155,634	143,733	8%
Impairments	127,243	3,178	NM	127,391	167,920	(24)%
Total other operating expenses	$231,824	$99,718	132%	$335,328	$359,115	(7)%

General and administrative expenses increased by $3.5 million and $4.9 million for the three and six months ended June 30, 2018, respectively, primarily due to increases in (i) legal and consulting fees incurred in connection with the arbitration against SWEPI LP (see Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) and (ii) personnel costs for which WES reimbursed Anadarko pursuant to its omnibus agreement. For the six months ended June 30, 2018, these increases were partially offset by a decrease in bad debt expense.
Depreciation and amortization expense increased by $4.8 million for the three months ended June 30, 2018, primarily due to depreciation expense increases of $1.7 million and $1.5 million related to capital projects being placed into service at the DBM complex and the DBJV system, respectively.
Depreciation and amortization expense increased by $11.9 million for the six months ended June 30, 2018, primarily due to depreciation expense increases of (i) $8.1 million due to the Property Exchange in March 2017 and capital projects being placed into service at the DBJV system and (ii) $3.7 million related to capital projects being placed into service at the DBM complex. These increases were partially offset by a decrease of $2.1 million at the Granger complex due to an impairment recorded in the first quarter of 2017.
Impairment expense for the three and six months ended June 30, 2018, was primarily due to impairments of $120.8 million at the Third Creek gathering system and $6.4 million at the Kitty Draw gathering system. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Impairment expense for the three months ended June 30, 2017, was primarily due to an impairment of $3.1 million at the Fort Union system.
Impairment expense for the six months ended June 30, 2017, included (i) a $158.8 million impairment at the Granger complex, (ii) a $3.7 million impairment at the Granger straddle plant, (iii) a $3.1 million impairment at the Fort Union system and (iv) the cancellation of a pipeline project in West Texas. For further information on impairment expense for the periods presented, see Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Third parties
Long-term debt	$(48,394)	$(35,161)	38%	$(89,677)	$(69,780)	29%
Amortization of debt issuance costs and commitment fees	(2,006)	(1,645)	22%	(4,060)	(3,275)	24%
Capitalized interest	6,011	1,060	NM	10,065	1,876	NM
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	—	—%	—	(71)	(100)%
Interest expense	$(44,389)	$(35,746)	24%	$(83,672)	$(71,250)	17%

(1)	See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $8.6 million and $12.4 million for the three and six months ended June 30, 2018, respectively, primarily due to (i) $9.3 million and $12.3 million, respectively, of interest incurred on the 2048 Notes issued in March 2018 and (ii) $4.5 million and $6.0 million, respectively, of interest incurred on the 2028 Notes issued in March 2018. In addition, for the six months ended June 30, 2018, there was a $1.7 million increase in interest incurred on the WES RCF. These increases were partially offset by increases in capitalized interest of $5.0 million and $8.2 million for the three and six months ended June 30, 2018, respectively, primarily due to continued construction and expansion at the DJ Basin complex, DBJV system and DBM complex, including construction of the Mentone plant beginning in the fourth quarter of 2017.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Income (loss) before income taxes	$35,801	$176,340	(80)%	$189,651	$283,883	(33)%
Income tax (benefit) expense	282	843	(67)%	1,784	4,395	(59)%
Effective tax rate	1%	—%		1%	2%

WES is not a taxable entity for U.S. federal income tax purposes. However, WES’s income apportionable to Texas is subject to Texas margin tax. For all periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to WES’s share of Texas margin tax.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)	2018	2017	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$329,653	$297,778	11%	$655,525	$599,283	9%
Adjusted gross margin for crude oil, NGL and produced water assets (2)	48,640	35,770	36%	91,314	65,821	39%
Adjusted gross margin (3)	378,293	333,548	13%	746,839	665,104	12%
Adjusted gross margin per Mcf for natural gas assets (4)	0.95	0.94	1%	0.98	0.89	10%
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets (5)	1.56	2.15	(27)%	1.68	2.07	(19)%
Adjusted EBITDA (3)	271,659	274,835	(1)%	543,778	529,829	3%
Distributable cash flow (3)	221,799	247,225	(10)%	453,235	463,728	(2)%

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

(2)
Adjusted gross margin for crude oil, NGL and produced water assets is calculated as total revenues and other for crude oil, NGL and produced water assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for crude oil, NGL and produced water assets, and plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, the TEFR Interests and Whitethorn. See the reconciliation of Adjusted gross margin for crude oil, NGL and produced water assets to its most comparable GAAP measure below.

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
Adjusted gross margin increased by $44.7 million for the three months ended June 30, 2018, primarily due to (i) increased throughput and a higher processing fee at the DJ Basin complex and (ii) increased throughput at the DBM complex and DBM water and DBJV systems. These increases were partially offset by decreases due to (i) a system shutdown at the Hilight system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) and (ii) a lower cost of service rate at the Springfield system.
Adjusted gross margin increased by $81.7 million for the six months ended June 30, 2018, primarily due to (i) increased throughput and a higher processing fee at the DJ Basin complex, (ii) increased throughput at the DBM complex and (iii) the start-up of the DBM water systems during the second quarter of 2017. These increases were partially offset by decreases due to (i) a system shutdown at the Hilight system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (ii) a lower cost of service rate at the Springfield system and (iii) the Property Exchange in March 2017.

To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGL and produced water assets. Adjusted gross margin per Mcf for natural gas assets increased by $0.01 for the three months ended June 30, 2018, primarily due to increased throughput at the DBM complex. Adjusted gross margin per Mcf for natural gas assets increased by $0.09 for the six months ended June 30, 2018, primarily due to (i) the Property Exchange in March 2017 and (ii) increased throughput at the DBM complex, which has a higher-than-average margin as compared to WES’s other natural gas assets.
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets decreased by $0.59 for the three months ended June 30, 2018, primarily due to (i) increased throughput at the DBM water systems, which have lower margins than WES’s crude oil and NGL assets, and (ii) a lower cost of service rate at the Springfield oil gathering system. These decreases were partially offset by higher distributions received from TEP.
Adjusted gross margin per Bbl for crude oil, NGL and produced water assets decreased by $0.39 for the six months ended June 30, 2018, primarily due to (i) the start-up of the DBM water systems during the second quarter of 2017, which have lower margins than WES’s crude oil and NGL assets, and (ii) a lower cost of service rate at the Springfield oil gathering system. These decreases were partially offset by higher distributions received from the TEFR Interests and the Mont Belvieu JV.

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

Adjusted EBITDA decreased by $3.2 million for the three months ended June 30, 2018, primarily due to (i) an $89.5 million decrease in total revenues and other, (ii) a $24.5 million increase in operation and maintenance expenses, (iii) a $24.1 million decrease in business interruption proceeds and (iv) a $2.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were partially offset by (i) a $135.0 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $3.1 million increase in distributions from equity investments.
Adjusted EBITDA increased by $13.9 million for the six months ended June 30, 2018, primarily due to (i) a $246.7 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $9.5 million increase in distributions from equity investments. These amounts were partially offset by (i) a $168.5 million decrease in total revenues and other, (ii) a $39.0 million increase in operation and maintenance expenses, (iii) a $29.9 million decrease in business interruption proceeds and (iv) a $3.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Distributable cash flow decreased by $25.4 million for the three months ended June 30, 2018, primarily due to (i) a $13.6 million increase in net cash paid for interest expense, (ii) a $9.5 million increase in cash paid for maintenance capital expenditures, (iii) a $3.2 million decrease in Adjusted EBITDA and (iv) a $2.5 million decrease in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by $3.4 million of customer billings in excess of the amount recognized as Service revenues - fee based.
Distributable cash flow decreased by $10.5 million for the six months ended June 30, 2018, primarily due to (i) a $20.7 million increase in net cash paid for interest expense and (ii) a $14.8 million increase in cash paid for maintenance capital expenditures. These amounts were partially offset by (i) a $13.9 million increase in Adjusted EBITDA, (ii) a $7.5 million decrease in WES Series A Preferred unit distributions and (iii) $3.9 million of customer billings in excess of the amount recognized as Service revenues - fee based.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$74,736	$207,608	$262,862	$346,000
Add:
Distributions from equity investments	31,947	28,856	60,901	51,423
Operation and maintenance	100,628	76,148	188,907	149,908
General and administrative	14,035	10,585	28,167	23,244
Property and other taxes	11,754	11,924	24,136	24,218
Depreciation and amortization	78,792	74,031	155,634	143,733
Impairments	127,243	3,178	127,391	167,920
Less:
Gain (loss) on divestiture and other, net	170	15,458	286	134,945
Proceeds from business interruption insurance claims	—	24,115	—	29,882
Equity income, net – affiliates	39,218	21,728	59,642	41,189
Reimbursed electricity-related charges recorded as revenues	17,231	14,046	32,684	28,015
Adjusted gross margin attributable to noncontrolling interest	4,223	3,435	8,547	7,311
Adjusted gross margin	$378,293	$333,548	$746,839	$665,104
Adjusted gross margin for natural gas assets	$329,653	$297,778	$655,525	$599,283
Adjusted gross margin for crude oil, NGL and produced water assets	48,640	35,770	91,314	65,821

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2018	2017	2018	2017
Reconciliation of Net income (loss) attributable to WES to Adjusted EBITDA
Net income (loss) attributable to WES	$32,708	$173,451	$182,071	$275,340
Add:
Distributions from equity investments	31,947	28,856	60,901	51,423
Non-cash equity-based compensation expense	1,852	975	4,004	2,221
Interest expense	44,389	35,746	83,672	71,250
Income tax expense	282	843	1,784	4,395
Depreciation and amortization (1)	78,066	73,352	154,182	142,401
Impairments	127,243	3,178	127,391	167,920
Other expense (1)	8	95	151	140
Less:
Gain (loss) on divestiture and other, net	170	15,458	286	134,945
Equity income, net – affiliates	39,218	21,728	59,642	41,189
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income (1)	1,223	250	2,000	677
Adjusted EBITDA	$271,659	$274,835	$543,778	$529,829
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$273,315	$240,536	$514,911	$433,152
Interest (income) expense, net	40,164	31,521	75,222	62,800
Uncontributed cash-based compensation awards	398	(209)	987	(172)
Accretion and amortization of long-term obligations, net	(1,248)	(1,038)	(2,626)	(2,139)
Current income tax (benefit) expense	90	204	261	628
Other (income) expense, net	(1,229)	(253)	(2,011)	(683)
Distributions from equity investments in excess of cumulative earnings – affiliates	4,492	5,768	12,505	9,221
Changes in assets and liabilities:
Accounts receivable, net	(21,639)	(10,876)	7,009	(9,363)
Accounts and imbalance payables and accrued liabilities, net	(13,498)	12,035	(40,573)	41,975
Other items, net	(5,655)	(131)	(14,670)	(116)
Adjusted EBITDA attributable to noncontrolling interest of WES	(3,531)	(2,722)	(7,237)	(5,474)
Adjusted EBITDA	$271,659	$274,835	$543,778	$529,829
Cash flow information of WES
Net cash provided by operating activities			$514,911	$433,152
Net cash used in investing activities			(826,653)	(363,131)
Net cash provided by (used in) financing activities			286,163	(239,749)

(1)	Includes WES’s 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2018		2017	2018		2017
Reconciliation of Net income (loss) attributable to WES to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to WES	$32,708		$173,451	$182,071		$275,340
Add:
Distributions from equity investments	31,947		28,856	60,901		51,423
Non-cash equity-based compensation expense	1,852		975	4,004		2,221
Non-cash settled interest expense, net (1)	—		—	—		71
Income tax (benefit) expense	282		843	1,784		4,395
Depreciation and amortization (2)	78,066		73,352	154,182		142,401
Impairments	127,243		3,178	127,391		167,920
Above-market component of swap agreements with Anadarko (3)	13,839		16,373	28,121		28,670
Other expense (2)	8		95	151		140
Less:
Recognized Service revenues – fee based (less than) in excess of customer billings (4)	(3,367)		—	(3,861)		—
Gain (loss) on divestiture and other, net	170		15,458	286		134,945
Equity income, net – affiliates	39,218		21,728	59,642		41,189
Cash paid for maintenance capital expenditures (2)	20,891		11,402	37,325		22,524
Capitalized interest	6,011		1,060	10,065		1,876
Cash paid for (reimbursement of) income taxes	—		—	(87)		189
Series A Preferred unit distributions	—		—	—		7,453
Other income (2)	1,223		250	2,000		677
Distributable cash flow	$221,799		$247,225	$453,235		$463,728
Distributions declared (5)
Limited partners of WES – common units	$144,979			$287,662
General partner of WES	80,712			159,162
Total	$225,691			$446,824
Coverage ratio	0.98	x		1.01	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes WES’s 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(5)	Reflects WES cash distributions of $0.950 and $1.885 per unit declared for the three and six months ended June 30, 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of June 30, 2018, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors, including the extension of WES’s commodity price swap agreements, and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.
WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of WES GP declared a cash distribution to WES unitholders for the second quarter of 2018 of $0.950 per unit, or $225.7 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units. The cash distribution is payable on August 13, 2018, to WES unitholders of record at the close of business on August 1, 2018. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 4—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $13.1 million for the second quarter of 2018.
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

Working capital. As of June 30, 2018, WES had a $242.0 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of June 30, 2018, was primarily due to (i) the costs incurred related to continued construction and expansion at the DBJV system and the DBM and DJ Basin complexes and (ii) system shutdowns at the Hilight system and DJ Basin complex. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. As of June 30, 2018, WES had $1,495.4 million available for borrowing under the WES RCF. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2018	2017
Acquisitions	$161,858	$159,197

Expansion capital expenditures	$612,755	$236,538
Maintenance capital expenditures	37,341	22,599
Total capital expenditures (1) (2)	$650,096	$259,137

Capital incurred (2)	$627,999	$279,921

(1)	Capital expenditures for the six months ended June 30, 2017, are presented net of $1.3 million of contributions in aid of construction costs from affiliates.

(2)	For the six months ended June 30, 2018 and 2017, included $10.1 million and $1.9 million, respectively, of capitalized interest.

Acquisitions during 2018 included a 20% interest in Whitethorn and a 15% interest in Cactus II. Acquisitions during 2017 included the Additional DBJV System Interest and equipment purchases from Anadarko. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $391.0 million for the six months ended June 30, 2018. Expansion capital expenditures increased by $376.2 million (including an $8.2 million increase in capitalized interest) for the six months ended June 30, 2018, primarily due to increases of $285.4 million at the DBJV system, $132.3 million at the DJ Basin complex and $13.7 million at the Haley system, primarily due to pipe, compression and processing projects. These increases were partially offset by decreases of (i) $36.8 million at the DBM water systems, which commenced operation during the second quarter of 2017 and (ii) $21.7 million at the DBM complex due to the start-up of Train VI in December 2017. Maintenance capital expenditures increased by $14.7 million for the six months ended June 30, 2018, primarily due to increases at the DJ Basin complex and DBJV system.
During the first quarter of 2018, WES updated its estimated total capital expenditures for the year ending December 31, 2018, (including equity investments and its 75% share of Chipeta’s capital expenditures, but excluding acquisitions) from an originally reported $1.0 billion to $1.1 billion, to a current range of $1.35 billion to $1.45 billion to reflect WES’s acquisition of a 20% interest in Whitethorn and a 15% interest in Cactus II.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2018	2017
Net cash provided by (used in):
Operating activities	$514,911	$433,152
Investing activities	(826,653)	(363,131)
Financing activities	286,163	(239,749)
Net increase (decrease) in cash and cash equivalents	$(25,579)	$(169,728)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018, included the following:

•	$650.1 million of capital expenditures, primarily related to construction and expansion at the DBJV system and the DBM and DJ Basin complexes;

•	$161.9 million of cash paid for the acquisitions of the interests in Whitethorn and Cactus II;

•	$27.5 million of capital contributions paid to Cactus II, Whitethorn and White Cliffs for construction activities; and

•	$12.5 million of distributions received from equity investments in excess of cumulative earnings.

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

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•	$23.3 million of net proceeds from the sale of the Helper and Clawson systems in Utah;

•	$23.0 million of proceeds from property insurance claims attributable to the incident at the DBM complex in 2015;

•	$9.2 million of distributions received from equity investments in excess of cumulative earnings; and

•	$3.9 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018, included the following:

•
$1.08 billion of net proceeds from the offering of the WES 2028 Notes and WES 2048 Notes in March 2018, after underwriting and original issue discounts and offering costs, which were or will be used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures;

•	$630.0 million of repayments of outstanding borrowings under the WES RCF;

•	$437.7 million of distributions paid to WES unitholders;

•	$256.8 million of borrowings under the WES RCF, net of extension costs, which were used for WES’s general partnership purposes, including to fund capital expenditures;

•	$28.1 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$6.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the six months ended June 30, 2017, included the following:

•	$381.8 million of distributions paid to WES unitholders;

•	$160.0 million of borrowings under the WES RCF, which were used for general partnership purposes;

•	$37.3 million of cash paid to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko;

•	$28.7 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$6.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At June 30, 2018, WES’s debt consisted of $350.0 million aggregate principal amount of the 2018 Notes, $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes, $400.0 million aggregate principal amount of the 2028 Notes, $600.0 million aggregate principal amount of the 2044 Notes and $700.0 million aggregate principal amount of the 2048 Notes. As of June 30, 2018, the carrying value of WES’s outstanding debt was $4.2 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at June 30, 2018, as WES has the ability and intent to refinance these obligations using long-term debt.
The 2028 Notes and 2048 Notes issued in March 2018 were offered at prices to the public of 99.435% and 99.169%, respectively, of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rates of the 2028 Notes and 2048 Notes are 4.682% and 5.431%, respectively. Interest is paid on each such series semi-annually on March 1 and September 1 of each year, beginning September 1, 2018. The proceeds (net of underwriting discounts, original issue discounts and debt issuance costs) were used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures.
At June 30, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of June 30, 2018, WES had no outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1,495.4 million available for borrowing under the WES RCF. At June 30, 2018, the interest rate on the WES RCF was 3.39% and the facility fee rate was 0.20%. At June 30, 2018, WES was in compliance with all covenants under the WES RCF.

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statement on file with the SEC. WES may also issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of offering. As of June 30, 2018, WES had issued no common units under the registration statement associated with the $500.0 million COP.

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

CONTRACTUAL OBLIGATIONS

WES’s contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to its expansion projects and various operating leases. Refer to Note 10—Debt and Interest Expense and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to WES’s contractual obligations as of June 30, 2018.

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

Interest rate risk. The Federal Open Market Committee raised its target range for the federal funds rate three separate times during 2017 and twice in 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of June 30, 2018, WGP had $28.0 million of borrowings under the WGP RCF and WES had no outstanding borrowings under the WES RCF. The WGP RCF and WES RCF each bear interest at a rate based on LIBOR or an alternative base rate at WGP’s or WES’s option, respectively. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of any borrowings under the WES RCF and WGP RCF at June 30, 2018.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, WGP RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WGP’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, WGP’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kerr-McGee Gathering LLC, one of WES’s wholly owned subsidiaries, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) and the Department of Justice with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the EPA with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although WES’s management cannot predict the outcome of settlement discussions in these matters, WES’s management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000. Additionally, in May 2018, DBM, a wholly owned subsidiary of WES, entered into a consent agreement and final order with the EPA with respect to alleged noncompliance with certain Risk Management Plan regulations under the Clean Air Act at the DBM complex and agreed to pay a penalty of $226,000.
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

4.4
Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A to Exhibit 4.2, to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.5
Fourth Supplemental Indenture, dated as of June 28, 2012, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

4.6
Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

4.7
Fifth Supplemental Indenture, dated as of August 14, 2013, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).

4.8
Form of 2.600% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).

4.9
Sixth Supplemental Indenture, dated as of March 20, 2014, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

4.10
Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4, which is included as Exhibit A to Exhibit 4.2, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

4.11
Seventh Supplemental Indenture, dated as of June 4, 2015, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.12
Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.13
Eighth Supplemental Indenture, dated as of July 12, 2016, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.14
Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.15
Ninth Supplemental Indenture, dated as of March 2, 2018, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

4.16
Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

4.17
Form of 5.300% Senior Notes due 2048 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A-2 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

10.1†
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046.)

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

August 1, 2018

/s/ Benjamin M. Fink
Benjamin M. Fink President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

August 1, 2018

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)