Form 10-K
period 2018-12-31
Western Gas Equity Partners, LP
filed 2019-02-20
CIK 1423902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $1.7 billion on June 29, 2018, based on the closing price as reported on the New York Stock Exchange.

At February 18, 2019, there were 218,937,797 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

COMMONLY USED TERMS AND DEFINITIONS

Western Gas Equity Partners, LP (“WGP”) is a Delaware master limited partnership formed by Anadarko Petroleum Corporation to own three types of partnership interests in Western Gas Partners, LP and its subsidiaries (“WES”). For purposes of this Form 10-K, “WGP,” “we,” “us,” “our,” “Western Gas Equity Partners, LP” or like terms refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including the general partner of WES, Western Gas Holdings, LLC, and WES, as the context requires. As used in this Form 10-K, the terms and definitions below have the following meanings:
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
DBJV: Delaware Basin JV Gathering LLC.
DBJV system: A gathering system and related facilities located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties in West Texas, part of the West Texas complex effective January 1, 2018.
DBM: Delaware Basin Midstream, LLC.
DBM complex: The cryogenic processing plants, gas gathering system, and related facilities and equipment in West Texas that serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico, part of the West Texas complex effective January 1, 2018.
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
Equity investment throughput: WES’s 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput, 33.33% share of average FRP throughput and 20% share of average Whitethorn throughput.
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
IDRs: Incentive distribution rights.
Imbalance: Imbalances result from (i) differences between gas and NGLs volumes nominated by customers and gas and NGLs volumes received from those customers and (ii) differences between gas and NGLs volumes received from customers and gas and NGLs volumes delivered to those customers.
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
MBbls/d: Thousand barrels per day.
Merger: The merger of Clarity Merger Sub, LLC, a wholly owned subsidiary of WGP, with and into WES, with WES continuing as the surviving entity and a subsidiary of WGP, which is expected to close in the first quarter of 2019.

Merger Agreement: The Contribution Agreement and Agreement and Plan of Merger, dated November 7, 2018, by and among WGP, WES, Anadarko and certain of their affiliates, pursuant to which the parties thereto agreed to effect the Merger and certain other transactions.
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
WES RCF: WES’s senior unsecured revolving credit facility.
WES 364-day Facility: WES’s 364-day senior unsecured credit agreement.
West Texas complex: The DBM complex and DBJV and Haley systems, all of which were combined into a single complex effective January 1, 2018.
WGP: Western Gas Equity Partners, LP.
WGP GP or general partner: Western Gas Equity Holdings, LLC, the general partner of WGP.
WGP RCF: The WGP senior secured revolving credit facility.
WGP LTIP: Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan.
WGRI: Western Gas Resources, Inc.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.
$500.0 million COP: WES’s continuous offering program that may be undertaken pursuant to the registration statement filed with the SEC in July 2017 for the issuance of up to an aggregate of $500.0 million of WES common units.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

Western Gas Equity Partners, LP. WGP is a Delaware MLP formed by Anadarko to own three types of partnership interests in WES. Our common units are publicly traded on the NYSE under the symbol “WGP.” WGP GP is a wholly owned subsidiary of Anadarko.
We were formed by Anadarko in September 2012 upon the conversion of WGR Holdings, LLC, a Delaware limited liability company, into a Delaware MLP, and closed our IPO in December 2012. Our only cash-generating assets consist of our partnership interests in WES, which consist of the following: (i) the 1.5% general partner interest through our 100% ownership of WES GP, (ii) 100% of the IDRs in WES and (iii) a significant limited partner interest in WES. As of December 31, 2018, we held 50,132,046 WES common units, representing a 29.6% limited partner interest in WES, and, through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs.

Western Gas Partners, LP. WES is an MLP engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party customers. WES’s common units are publicly traded on the NYSE under the symbol “WES.”

Merger transactions. On November 7, 2018, WGP, WES, Anadarko and certain of their affiliates entered into a Contribution Agreement and Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WGP, will merge with and into WES, with WES continuing as the surviving entity and a subsidiary of WGP (the “Merger”). Upon closing of the Merger, which is expected to occur in the first quarter of 2019, the common units of WES will no longer be publicly traded and will cease to trade on the NYSE under the symbol “WES.” The common units of WGP will begin trading on the NYSE under the symbol “WES” and WGP will change its name to Western Midstream Partners, LP.
The Merger Agreement also provides that WGP, WES and Anadarko will, and will cause their respective affiliates to, cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) will contribute to WES all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and Delaware Basin Midstream, LLC (each wholly owned by WES) in exchange for aggregate consideration of $1.814 billion in cash from WES, minus the outstanding amount payable pursuant to an intercompany note (“APCWH Note Payable”) to be assumed by WES in connection with the transaction, and 45,760,201 WES common units; (2) AMH will sell to WES its interests in Saddlehorn Pipeline Company, LLC and Panola Pipeline Company, LLC in exchange for aggregate consideration of $193.9 million in cash; (3) WES will contribute cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time to APCWH, and APCWH will pay such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) WES Class C units will convert into WES common units on a one-for-one basis; and (5) WES and WES GP will cause the conversion of the IDRs and the 2,583,068 general partner units in WES held by WES GP into a non-economic general partner interest in WES and 105,624,704 WES common units. The 45,760,201 WES common units to be issued to the Contributing Parties, less 6,375,284 WES common units to be retained by WGRAH, will be converted into the right to receive an aggregate of 55,360,984 WGP common units upon the consummation of the Merger. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

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

ASSETS AND AREAS OF OPERATION

As of December 31, 2018, WES’s assets and its investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	2	3	2
Treating facilities	14	3	—	3
Natural gas processing plants/trains	21	3	—	2
NGLs pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	2

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. The following table provides information regarding WES’s assets by geographic region, as of and for the year ended December 31, 2018, excluding Mentone Train II at the West Texas complex and the Latham processing plant at the DJ Basin complex, which are currently under construction in West Texas and Colorado, respectively, (see Assets Under Development within these Items 1 and 2):

Area	Asset Type	Miles of Pipeline (1)	Approximate Number of Active Receipt Points (1)	Compression (HP) (1) (2)	Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating or Disposal Capacity (MBbls/d) (1)	Average Gathering, Processing, Treating and Transportation Throughput (MMcf/d) (3)	Average Gathering, Treating, Transportation and Disposal Throughput (MBbls/d) (4)
Rocky Mountains	Gathering, Processing and Treating	6,894	3,584	536,470	3,250	14	2,228	—
	Transportation	1,500	57	—	—	—	79	26
Texas / New Mexico	Gathering, Processing, Treating and Disposal	2,544	1,114	615,361	1,370	414	1,485	183
	Transportation	1,647	19	—	—	—	—	156
North-central Pennsylvania	Gathering	146	59	9,660	—	—	100	—
Total		12,731	4,833	1,161,491	4,620	428	3,892	365

(1)
All system metrics are presented on a gross basis and include owned, rented and leased compressors at certain facilities. Includes horsepower associated with liquid pump stations. Includes bypass capacity at the DJ Basin and West Texas complexes.

(2)	Excludes compression horsepower for transportation.

(3)	Includes 100% of Chipeta throughput, a 50.1% share of Springfield gas gathering throughput, a 22% share of Rendezvous throughput and a 14.81% share of Fort Union throughput.

(4)
Consists of throughput on the Chipeta NGL pipeline, an NGLs line at the Brasada complex and at the DBM water systems, a 50.1% share of Springfield oil gathering throughput, a 10% share of White Cliffs throughput, a 25% share of Mont Belvieu JV throughput, a 20% share of TEG and TEP throughput, a 33.33% share of FRP throughput and a 20% share of Whitethorn throughput. See Properties below for further descriptions of these systems.

Because we reflect our ownership interest in WES on a consolidated basis and have no independent operations or material assets outside those of WES, our segment analysis and presentation is the same as that of WES. WES’s operations are organized into a single operating segment that engages in gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. WES provides these midstream services for Anadarko, as well as for third-party customers in the United States. See Part II, Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2018, 2017 and 2016.

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

Cactus II acquisition. In June 2018, WES acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and is expected to become operational in late 2019. WES acquired its 15% interest from a third party via an initial net investment of $12.1 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method.

Newcastle system divestiture. In December 2018, the Newcastle system, located in Northeast Wyoming, was sold to a third party for $3.2 million, resulting in a net gain on sale of $0.6 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. WES previously held a 50% interest in, and operated, the Newcastle system.

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2018 (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we (by virtue of our consolidation of WES) and WES are required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

•
Increasing third-party volumes to WES’s systems. WES continues to actively market its midstream services to, and pursue strategic relationships with, third-party customers with the intention of attracting additional volumes and/or expansion opportunities.

•	Pursuing accretive acquisitions. WES expects to continue to pursue accretive acquisitions of midstream assets.

•
Managing commodity price exposure. WES intends to continue limiting its direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to a substantial majority of the commodity price uncertainty through the use of fee-based contracts.

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

•
Substantial presence in basins with historically strong producer economics. Certain of WES’s systems are in areas, such as the Delaware and DJ Basins, which have historically seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. WES’s assets in these areas serve production where the hydrocarbons contain not only natural gas, but also crude oil, condensate and NGLs.

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

•
Commodity price and volumetric risk mitigation. We believe a substantial majority of WES’s cash flows are protected from direct fluctuations caused by commodity price volatility, as 89% of WES’s wellhead natural gas volumes (excluding equity investments) and 100% of WES’s crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts for the year ended December 31, 2018. In addition, WES mitigates volumetric risk by entering into contracts with cost of service structures and/or minimum volume commitments. For the year ended December 31, 2018, 64% of WES’s natural gas throughput and 71% of WES’s crude oil, NGLs and produced water throughput were supported by either minimum volume commitments with associated deficiency payments or cost of service commitments.

•
Liquidity to pursue expansion and acquisition opportunities. We believe WES’s operating cash flows, borrowing capacity, long-term relationships and reasonable access to debt and equity capital markets provide it with the liquidity to competitively pursue acquisition and expansion opportunities and to execute its strategy across capital market cycles. As of December 31, 2018, WES had $1.3 billion in available borrowing capacity under the WES RCF.

•
Consistent track record of accretive acquisitions. Since WES’s IPO in 2008, WES’s management team has successfully executed eleven related-party acquisitions and nine third-party acquisitions, with an aggregate acquisition value of $6.5 billion. WES’s management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow WES’s operations through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

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

WES’S RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

WES’s operations and activities are managed by its general partner, WES GP, which is our wholly owned subsidiary. Anadarko, which owns our general partner, WGP GP, and a 77.8% limited partner interest in us, is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs.
We believe that one of WES’s principal strengths is its relationship with Anadarko, and that Anadarko, through its direct economic interest in us and significant indirect economic interest in WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of our and WES’s business.
As of December 31, 2018, Anadarko held 170,380,161 of our common units, representing a 77.8% limited partner interest in us. In addition, as of December 31, 2018, we held 50,132,046 WES common units, representing a 29.6% limited partner interest in WES, and through our ownership of WES GP, we indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of the WES IDRs. As of December 31, 2018, other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 14,372,665 Class C units, representing an aggregate 9.7% limited partner interest in WES.
For the year ended December 31, 2018, production owned or controlled by Anadarko represented (i) 7% of WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 41% of WES’s natural gas processing throughput (excluding equity investment throughput), and (iii) 73% of WES’s crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput). In addition, Anadarko supports WES’s operations by providing dedications and/or minimum volume commitments with respect to a substantial portion of its throughput. In executing its growth strategy, which includes acquiring and constructing additional midstream assets, WES is able to leverage Anadarko’s significant industry expertise.
During 2018, WES had commodity price swap agreements with Anadarko to mitigate exposure to the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts at the DJ Basin complex and the MGR assets. These commodity price swap agreements expired without renewal on December 31, 2018. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Typical Contractual Arrangements

Midstream services, other than transportation, are usually provided under contractual arrangements that vary in the amount of commodity price risk they carry. Three typical contract types, or combinations thereof, are described below:

•
Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of (i) natural gas, NGLs, or crude oil gathered, treated, processed and/or transported, or (ii) produced water gathered and disposed of, at its facilities. As a result, the price per unit received by the service provider does not vary with commodity price changes, minimizing the service provider’s direct commodity price risk exposure.

•
Percent-of-proceeds, percent-of-value or percent-of-liquids. Percent-of-proceeds, percent-of-value or percent-of-liquids arrangements may be used for gathering and processing services. Under these arrangements, the service provider typically remits to the producers either a percentage of the proceeds from the sale of residue gas and/or NGLs or a percentage of the actual residue gas and/or NGLs at the tailgate. These types of arrangements expose the service provider to commodity price risk, as the revenues from the contracts directly correlate with the fluctuating price of natural gas and/or NGLs.

•
Keep-whole. Keep-whole arrangements may be used for processing services. Under these arrangements, a customer provides liquids rich gas volumes to the service provider for processing. The service provider is obligated to return the equivalent gas volumes to the customer subsequent to processing. Due to the use and loss of volumes in processing, the service provider must purchase additional volumes to compensate the customer. In these arrangements, the service provider receives all or a portion of the NGLs produced in consideration for the service provided. These type of arrangements can expose the service provider to high levels of commodity price exposure associated with the volumes purchased to keep the customer whole, as well as for the consideration received.

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding WES’s recognition of revenue under its contracts.

PROPERTIES

Our only cash-generating assets consist of our partnership interests in WES. We currently have no independent operations. The following sections describe in more detail the services provided by WES’s assets in its areas of operation as of December 31, 2018.

GATHERING, PROCESSING AND TREATING

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Colorado	DJ Basin complex (2)	Gathering, Processing & Treating	10	1,010	14	120	302,187	2	3,215
Utah	Chipeta (3)	Processing	3	790	—	12	74,875	—	2
Total			13	1,800	14	132	377,062	2	3,217

(1)	Includes 160 MMcf/d of bypass capacity at the DJ Basin complex.

(2)
The DJ Basin complex includes the Platte Valley, Fort Lupton, Fort Lupton JT, Hambert JT, which is currently inactive, and Lancaster Trains I and II processing plants and the Wattenberg gathering system.

(3)	WES is the managing member of and owns a 75% interest in Chipeta, which owns the Chipeta processing complex.

COLORADO

Jackson
Larimer
Weld
Morgan
Grand
Boulder
DJ Basin
COLORADO
Gilpin
Adams
Jefferson
Clear
Creek
Arapahoe
Summit
Gathering System
Processing/Treating

DJ Basin gathering, treating and processing complex

•
Customers. As of December 31, 2018, throughput at the DJ Basin complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2018, Anadarko’s production represented 65% of the DJ Basin complex throughput and the largest third-party customer provided 14% of the throughput.

•
Supply. The DJ Basin complex is primarily supplied by the Wattenberg field. There were 2,122 active receipt points connected to the DJ Basin complex as of December 31, 2018. Anadarko holds interests in approximately 645,000 gross (460,000 net) acres within the DJ Basin and during the year ended December 31, 2018, turned 278 operated wells to sales in the DJ Basin.

•	Delivery points. As of December 31, 2018, the DJ Basin complex had the following delivery points for gas not processed within the DJ Basin complex:

◦	Anadarko’s Wattenberg plant inlet; and

◦	Various interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system.

The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”) and Xcel Energy’s residue pipelines for natural gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline and FRP’s pipeline for NGLs takeaway. In addition, the NGLs fractionator at the Platte Valley plant and associated truck-loading facility provides access to local NGLs markets.

UTAH

Summit
Daggett
Moffat
Uintah
Chipeta
Wasatch
Duchesne
UTAH
Utah
Rio
Blanco
Carbon
Processing/Treating
Emery
Grand

Chipeta processing complex

•
Customers. As of December 31, 2018, throughput at the Chipeta complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2018, Anadarko’s production represented 74% of the Chipeta complex throughput and the largest third-party customer provided 15% of the throughput.

•
Supply. The Chipeta complex is well positioned to access Anadarko and third-party production in the Uinta Basin where Anadarko holds interests in 244,000 gross acres. Chipeta’s inlet is connected to Anadarko’s Natural Buttes gathering system, the Dominion Energy Questar Pipeline, LLC system (“Questar pipeline”) and Three Rivers Gathering, LLC’s system, which is owned by Andeavor Logistics LP (“Andeavor”).

•
Delivery points. The Chipeta plant delivers NGLs to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL pipeline”), which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas and ultimately to the NGLs fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the following pipelines delivering to markets throughout the Rockies and Western United States:

◦	CIG pipeline;

◦	Questar pipeline; and

◦	Wyoming Interstate Company’s pipeline (“WIC pipeline”).

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison	Treating	3	450	9	14,645	—	—
Northeast Wyoming	Fort Union (1)	Gathering & Treating	3	295	3	5,454	1	315
Northeast Wyoming	Hilight	Gathering & Processing	2	60	34	36,554	1	1,232
Southwest Wyoming	Granger complex (2)	Gathering & Processing	4	520	41	44,967	1	738
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	1	125	25	50,303	1	1,054
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	5	7,485	1	338
Total			13	1,450	117	159,408	5	3,677

(1)	WES has a 14.81% interest in Fort Union.

(2)	The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.

(3)	The Red Desert complex includes the Red Desert cryogenic processing plant, which is currently inactive, and the Patrick Draw cryogenic processing plant.

(4)	WES has a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Northeast Wyoming

Bison treating facility

•
Customers. Throughput at the Bison treating facility was from two third-party customers as of December 31, 2018. The largest customer provided 75% of the throughput for the year ended December 31, 2018. In connection with Anadarko’s sale of its Powder River Basin coal-bed methane assets in 2015, Anadarko retained its throughput commitment to Bison through 2020.

•
Supply and delivery points. The Bison treating facility treats and compresses gas from coal-bed methane wells in the Powder River Basin of Wyoming. The Bison treating facility is directly connected to Fort Union’s pipeline and the Bison pipeline operated by TransCanada Corporation.

Fort Union gathering system and treating facility

•
Customers. Moriah Powder River, LLC holds a majority of the firm capacity on the Fort Union system. To the extent capacity on the system is not used by this customer, it is available to third parties under interruptible agreements.

•
Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes from the Powder River Basin near Gillette, Wyoming that are either produced or gathered by the customer noted above and their affiliates. These volumes are gathered and treated under contracts with minimum volume commitments.

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

Hilight gathering system and processing plant

•
Customers. As of December 31, 2018, gas gathered and processed through the Hilight system was from numerous third-party customers. The four largest producers provided 72% of the system throughput for the year ended December 31, 2018.

•	Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties, Wyoming.

•
Delivery points. The Hilight plant delivers residue into WES’s MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGLs pipeline, resulting in all fractionated NGLs being sold locally through truck and rail loading facilities.

Southwest Wyoming

Granger gathering and processing complex

•
Customers. As of December 31, 2018, throughput at the Granger complex was from numerous third-party customers. The two largest third-party customers provided 78% of the Granger complex throughput for the year ended December 31, 2018.

•	Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields. The Granger gas gathering system had 577 active receipt points as of December 31, 2018.

•	Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

◦	CIG pipeline;

◦	Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with Andeavor’s Rendezvous pipeline (“Rendezvous pipeline”);

◦	Questar pipeline;

◦	Dominion Energy Overthrust Pipeline;

◦	The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);

◦	WES’s OTTCO pipeline; and

◦	WES’s Mountain Gas Transportation LLC pipeline.

The NGLs have market access to the MAPL pipeline, which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering and processing complex

•
Customers. As of December 31, 2018, throughput at the Red Desert complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2018, 40% of the Red Desert complex throughput was from the two largest third-party customers and 2% was from Anadarko.

•
Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced from the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

•	Delivery points. Residue from the Red Desert complex is delivered to the CIG and WIC pipelines, while NGLs are delivered to the MAPL pipeline, as well as to truck and rail loading facilities.

Rendezvous gathering system

•	Customers. As of December 31, 2018, throughput on the Rendezvous gathering system was primarily from two shippers that have dedicated acreage to the system.

•
Supply and delivery points. The Rendezvous gathering system provides high pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to WES’s Granger plant, as well as Andeavor’s Blacks Fork gas processing plant, which connects to the Questar pipeline, NWPL and the Kern River pipeline via the Rendezvous pipeline.

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compressors / Pumps (2)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing & Treating	12	1,170	34	246	405,445	3	1,620
West Texas	DBM water systems	Gathering & Disposal	—	—	120	19	7,250	2	46
East Texas	Mont Belvieu JV (5)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex	Gathering, Processing & Treating	3	200	15	14	30,450	1	57
South Texas	Springfield system (6)	Gathering and Treating	3	—	75	107	172,216	2	821
Total			20	1,370	414	386	615,361	8	2,544

(1)	Includes 70 MMcf/d of bypass capacity at the West Texas complex.

(2)	Includes owned, rented and leased compressors and compression horsepower.

(3)	Includes 18 miles of transportation related to the Ramsey Residue Lines at the West Texas complex.

(4)	The West Texas complex includes the DBM complex and DBJV and Haley systems. Excludes 2,000 gpm of amine treating capacity.

(5)	WES owns a 25% interest in the Mont Belvieu JV, which owns two NGLs fractionation trains. A third party serves as the operator.

(6)	WES owns a 50.1% interest in the Springfield system and serves as the operator.

West Texas gathering, treating and processing complex

•
Customers. As of December 31, 2018, throughput at the West Texas complex was from Anadarko and numerous third-party customers. For the year ended December 31, 2018, Anadarko’s production represented 30% of the West Texas complex throughput and the largest third-party customer provided 11% of the throughput.

•
Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring, Wolfcamp and Penn formations in the Delaware Basin portion of the Permian Basin. Anadarko holds interests in approximately 590,000 gross (240,000 net) acres within the Delaware Basin.

•
Delivery points. Avalon, Bone Spring and Wolfcamp gas is dehydrated, compressed and delivered to the Bone Spring Gas Processing plant (the “Bone Spring plant”), the Mi Vida Gas Processing plant (the “Mi Vida plant”) and within the West Texas complex for processing, while lean gas is delivered into Enterprise GC, L.P.’s pipeline for ultimate delivery into Energy Transfer LP’s (“ET”) Oasis pipeline (the “Oasis pipeline”). Residue gas from the Bone Spring and Mi Vida plants is delivered into the Oasis pipeline or Transwestern Pipeline Company LLC’s pipeline. Residue gas produced at the West Texas complex is delivered to ET’s Red Bluff Express pipeline and the Ramsey Residue Lines, which extend from the complex to the south and to the north, with both lines connecting with Kinder Morgan, Inc.’s interstate pipeline system. NGLs production is delivered into the Sand Hills pipeline, Lone Star NGL LLC’s pipeline and EPIC Y-Grade Pipeline, LP’s NGL pipeline. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

DBM produced water disposal systems. The DBM water systems consist of the River Reeves and Silvertip systems.

•
Customers. As of December 31, 2018, throughput at the DBM water systems was from Anadarko and four third-party producers. Anadarko’s production represented 98% of the throughput for the year ended December 31, 2018.

•	Supply. The systems gather and dispose produced water for Anadarko and third-party producers.

EAST TEXAS

Grimes
San Jacinto
Hardin
Montgomery
Liberty
Jefferson
Mont Belvieu JV
(25% Interest)
Waller
Harris
Chambers
Austin
TEXAS
Processing/Treating
Fort Bend
Brazoria
Wharton
Galveston

Mont Belvieu JV fractionation trains

•
Customers. The Mont Belvieu JV does not directly contract with customers, but rather is allocated volumes from Enterprise based on the available capacity of the other trains at Enterprise’s NGLs fractionation complex in Mont Belvieu, Texas.

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

SOUTH TEXAS

Uvalde
Medina
Bexar
Wilson
DeWitt
Atascosa
Zavala
Frio
Goliad
TEXAS
Brasada
Dimmit
La Salle
McMullen
Live Oak
Bee
Springfield
Gathering System
Processing/Treating
Webb
Duval
Jim Wells

Brasada gathering, stabilization, treating and processing complex

•	Customers. Throughput at the Brasada complex was from one third-party customer as of December 31, 2018.

•	Supply. Supply of gas and NGLs comes from throughput gathered by the Springfield system.

•
Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream, LLC. It delivers stabilized condensate into Plains All American Pipeline and NGLs into the South Texas NGL Pipeline System operated by Enterprise.

Springfield gathering system, stabilization facility and storage

•	Customers. Throughput at the Springfield system was from numerous third-party customers as of December 31, 2018.

•	Supply. Supply of gas and oil comes from third-party production in the Eagleford shale.

•
Delivery points. The gas gathering system delivers rich gas to WES’s Brasada complex, the Raptor processing plant owned by Targa Resources Corp. and Sanchez Midstream Partners LP, and to processing plants operated by Enterprise, ET and Kinder Morgan, Inc. The oil gathering system has delivery points to Plains All American Pipeline, Kinder Morgan, Inc.’s Double Eagle Pipeline, Hilcorp Energy Company’s Harvest Pipeline and NuStar Energy L.P.’s Pipeline.

Overview - North-central Pennsylvania

Location	Asset	Type	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	7	9,660	3	146

(1)	WES owns a 33.75% interest in the Marcellus Interest gathering systems.

PENNSYLVANIA

Steuben
Chemung
NEW YORK
Bradford
Susquehanna
Wayne
Potter
Tioga
Lycoming
Sullivan
Wyoming
Lackawanna
Pike
Clinton
PENNSYLVANIA
Marcellus
(33.75% Interest)
Luzerne
Monroe
Columbia
Montour
Union
Centre
Carbon
Gathering System

Marcellus gathering systems

•
Customers. As of December 31, 2018, the Marcellus Interest gathering systems had multiple priority shippers. The largest producer provided 86% of the throughput for the year ended December 31, 2018. Capacity not used by priority shippers is available to third parties as determined by the operating partner, Alta Resources Development, LLC.

•
Supply and delivery points. The Marcellus Interest gathering systems are well positioned to serve dry gas production from the Marcellus shale. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

Overview

Location	Asset	Type	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil	1,054
Utah	GNB NGL (1)	NGLs	33
Northeast Wyoming	MIGC (1)	Gas	239
Southwest Wyoming	OTTCO	Gas	174
Colorado, Oklahoma, Texas	FRP (1) (3)	NGLs	447
Texas, Oklahoma	TEG (3)	NGLs	191
Texas	TEP (1) (3)	NGLs	593
Texas	Whitethorn (4)	Oil	416
Total			3,147

(1)	White Cliffs, GNB NGL, MIGC, FRP and TEP are regulated by FERC.

(2)	WES owns a 10% interest in the White Cliffs pipeline, which is operated by a third party.

(3)	WES owns a 20% interest in TEG and TEP and a 33.33% interest in FRP. All three systems are operated by third parties.

(4)	WES owns a 20% interest in Whitethorn, which is operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline

•
Customers. The White Cliffs pipeline had multiple committed shippers, including Anadarko, as of December 31, 2018. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual pipeline system provides crude oil takeaway capacity of approximately 190 MBbls/d from Platteville, Colorado to Cushing, Oklahoma. During 2019, one of the pipelines will be converted from crude service to NGL Y-grade service with an initial capacity of 90 MBbls/d. To achieve this, the pipeline will be taken out of service in early 2019 and is expected to come back online during the fourth quarter of 2019.

•	Supply. The White Cliffs pipeline is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

•
Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries.

Rocky Mountains - Utah

GNB NGL pipeline

•	Customers. Anadarko was the only shipper on the GNB NGL pipeline as of December 31, 2018.

•	Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas processing facility and Andeavor’s Stagecoach/Iron Horse gas processing complex.

•
Delivery points. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Northeast Wyoming

MIGC transportation system

•
Customers. Anadarko was the largest firm shipper on the MIGC system, with 85% of the throughput for the year ended December 31, 2018. The remaining throughput on the MIGC system was from numerous third-party shippers. MIGC is certificated for 175 MMcf/d of firm transportation capacity.

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

Rocky Mountains - Southwest Wyoming

OTTCO transportation system

•
Customers. For the year ended December 31, 2018, 10% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contracts that contain minimum volume commitments and volumetric fees paid by shippers under firm and interruptible gas transportation agreements.

•
Supply and delivery points. Supply points to the OTTCO transportation system include approximately 30 wellheads, the Granger complex and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch and the Jonah and Pinedale Anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities and an inactive interconnection with the Kern River pipeline.

Texas

TEFR Interests

•
Front Range Pipeline. FRP provides takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the Lancaster plant, which is within the DJ Basin complex and Anadarko’s Wattenberg plant) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2018, FRP had multiple committed shippers, including Anadarko. FRP provides capacity to other shippers at the posted FERC tariff rate. In 2018, WES elected to participate in the expansion of FRP, which will increase capacity by 100 MBbls/d, to a targeted total capacity of 258 MBbls/d, with the expansion expected to be completed in 2019.

•
Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas, the Texas panhandle and West Oklahoma with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2018. In 2018, WES participated in the expansion of the Texas/Oklahoma system of TEG, which has a total capacity of 100 MBbls/d and was completed in the second quarter of 2018.

•
Texas Express Pipeline. TEP delivers to NGLs fractionation and storage facilities in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines including FRP, the MAPL pipeline and TEG. As of December 31, 2018, TEP had multiple committed shippers, including Anadarko. TEP provides capacity to other shippers at the posted FERC tariff rates. In 2018, WES elected to participate in the expansion of TEP, which will increase capacity by 90 MBbls/d, to a targeted total capacity of 348 MBbls/d, with the expansion expected to be completed in 2019.

Whitethorn

Supply and delivery points. Whitethorn is supplied by production from the Permian Basin. Whitethorn transports crude oil and condensate from Enterprise’s Midland terminal to Enterprise’s Sealy terminal. From Sealy, shippers have access to Enterprise’s Rancho II pipeline, which extends to Enterprise’s ECHO terminal located in Houston, Texas. From ECHO, shippers have access to refineries in Houston, Texas City, Beaumont and Port Arthur, Texas, as well as Enterprise’s crude oil export facilities.

Assets Under Development

In addition to significant gathering expansion projects at the West Texas and DJ Basin complexes and the DBM water systems, WES currently has the following significant projects scheduled for completion in 2019 in West Texas and Colorado. See Capital expenditures, under Part II, Item 7 of this Form 10-K.

•
Mentone Train II. WES is currently constructing a second cryogenic processing train at the Mentone processing plant at the West Texas complex. Mentone Train II will have a capacity of 200 MMcf/d, and WES expects this train to be completed in the first quarter of 2019. Upon completion of Mentone Train II, the West Texas complex will have a total processing capacity of 1,370 MMcf/d.

•
Latham processing plant. WES is currently constructing two cryogenic processing trains at a new processing plant located in Weld County, Colorado. Latham Trains I and II will each have a capacity of 200 MMcf/d. Latham Train I is expected to be completed in mid-2019 and Latham Train II is expected to be completed around year-end 2019. The Latham processing plant will be part of the DJ Basin complex, and upon completion of Latham Trains I and II, the DJ Basin complex will have a total processing capacity of 1,410 MMcf/d.

•
Equity investments. WES is currently contributing to the construction of the Cactus II pipeline, a crude oil pipeline connecting West Texas to the Corpus Christi area. The Cactus II pipeline will have a total capacity of 670 MBbls/d upon completion and is expected to become operational in late 2019.

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
We believe the primary advantages of WES’s assets are their proximity to established and/or future production, and the service flexibility they provide to producers. We believe WES can efficiently, and at competitive and flexible contract terms, provide services that customers require to connect, gather and process their natural gas, and gather and dispose of their produced water.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for WES’s gathering systems and processing plants as of December 31, 2018.

Asset	Competitor(s)
Bison facility	Thunder Creek Gas Services, LLC and Fort Union (treating only)
Brasada complex	Enterprise, ET, Targa Resources Partners LP, Kinder Morgan, Inc., Plains All American Pipeline and Howard Energy Partners
Chipeta complex	Andeavor and Kinder Morgan, Inc.
DBM water systems	NGL Water Solutions, LLC, Mesquite SWD, Inc., Oilfield Water Logistics, LLC and Hillstone Environmental Partners, LLC
DJ Basin complex	DCP, AKA Energy Group, LLC, Rocky Mountain Midstream LLC and Cureton Midstream, LLC
Fort Union system	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, LLC and TransCanada Corporation
Granger complex	Williams Field Services Company, LLC, Enterprise/Jonah Gas Gathering Company and Andeavor
Hilight system	ONEOK Gas Gathering Company, Thunder Creek Gas Services, LLC, Crestwood Midstream Partners LP, Tallgrass Energy Partners, LP and Evolution Midstream
Marcellus Interest gathering systems	ET and National Fuel Gas Midstream Corporation
Mont Belvieu JV	Targa Resources Partners LP, Phillips 66, Lone Star NGL LLC and ONEOK Partners, LP
Red Desert complex	Williams Field Services Company, LLC and Andeavor
Rendezvous system	No significant direct competition
Springfield system	Enterprise, ET, Targa Resources Partners LP, Kinder Morgan, Inc., Plains All American Pipeline, Southcross Energy Partners, L.P., Williams Field Services Company, LLC and Howard Energy Partners
West Texas complex
ET, Targa Resources Partners LP, Enterprise GC, L.P., EagleClaw Midstream Ventures, LLC, Enlink Midstream Partners, LP, Vaquero Midstream LLC, MPLX LP, Crestwood Midstream Partners LP and Noble Midstream Partners LP

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, LLC, TransCanada Corporation’s Bison pipeline and the Fort Union gathering system. The GNB NGL pipeline’s major competitor is Andeavor. The White Cliffs pipeline faces direct competition from the Saddlehorn pipeline, of which Anadarko is a 20% owner, and the Grand Mesa pipeline. The Saddlehorn pipeline transports crude oil from the DJ Basin and the broader Rocky Mountain area to Cushing, Oklahoma. White Cliffs pipeline shippers can also sell crude oil in local markets or ship crude oil via rail services rather than via pipeline to Cushing, Oklahoma. The TEFR Interests compete with the Sand Hills pipeline, West Texas LPG Pipeline LP’s pipeline, Lone Star NGL LLC’s West Texas System, Overland Pass Pipeline Company LLC’s pipeline and the Seminole pipeline. The OTTCO transportation system faces no direct competition. Whitethorn competes with Magellan Midstream Partners, L.P.’s Longhorn pipeline and BridgeTex Pipeline Company, LLC’s pipeline.

REGULATION OF OPERATIONS

Safety and Maintenance

Many of the pipelines WES uses to gather and transport oil, natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the U.S. Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs and oil. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGLs and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum allowable operating pressures (“MAOP”), pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Past operation of WES’s pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, due to the possibility of new or amended laws and regulations or reinterpretation of PHMSA enforcement practices or other guidance with respect thereto, future compliance with the NGPSA and HLPSA could result in increased costs that could have a material adverse effect on our results of operations or financial position.
Legislation adopted in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which became law in January 2012, amended the NGPSA and HLPSA by increasing the penalties for safety violations, establishing additional safety requirements for newly constructed pipelines and requiring studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In June 2016, President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “2016 Pipeline Safety Act”), further amending the NGPSA and HLPSA, extending PHMSA’s statutory mandate through 2019 and, among other things, requires PHMSA to complete certain of the outstanding mandates under the 2011 Pipeline Safety Act and empowers the agency to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA published an interim final rule in 2016 to implement the agency’s expanded authority over imminent pipeline hazards.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, implementation of this final rule by publication in the Federal Register has been delayed following the January 2017 change from the Obama to Trump presidential administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas transportation and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has split this rule into three separate rulemaking proceedings and is expected to finalize these proceedings in 2019.

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
WES is also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended, and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. Furthermore, WES and the entities in which it owns an interest are subject to regulations imposed by the U.S. Occupational Safety and Health Administration (“OSHA”) that (i) require information to be maintained concerning hazardous materials used or produced in WES’s operations and that such information be provided to employees, state and local government authorities and citizens and (ii) are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On March 15, 2018, as clarified on July 18, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost of service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act of 2017. FERC also issued the Revised Policy on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit MLPs to recover an income tax allowance in their cost of service rates. FERC has noted that to the extent an entity does not include an income tax allowance in their cost of service rates, such entity may elect to also exclude the accumulated deferred income tax balance from the rate calculation. FERC's Revised Policy Statement may result in an adverse impact on revenues associated with the cost of service rates of WES’s FERC-regulated interstate pipelines.
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

Interstate Liquids Pipeline Regulation

Regulation of interstate liquids pipeline services may affect certain aspects of WES’s business and the market for its products and services. WES’s GNB NGL pipeline provides interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. WES also owns interests in FRP, TEP, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier. FERC regulation requires that interstate liquid pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning July 2, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under FERC’s regulations, an NGLs pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. White Cliffs has a pending request before FERC for authorization to charge market-based rates. WES cannot predict the outcome of this matter or its potential effect on revenues.

The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months pending an investigation. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable rate for a period of up to two years prior to the filing of a complaint. FERC’s Revised Policy Statement, discussed above, that no longer permits MLPs to recover an income tax allowance in their cost of service rates, also applies to WES’s pipelines regulated under the Interstate Commerce Act. The Revised Policy Statement may result in an adverse impact on revenues associated with the cost of service rates of WES’s FERC-regulated interstate pipelines.
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

ENVIRONMENTAL MATTERS AND OCCUPATIONAL HEALTH AND SAFETY REGULATIONS

WES’s business operations are subject to numerous federal, regional, state, tribal, and local environmental and occupational health and safety laws and regulations. The more significant of these existing environmental laws and regulations include the following legal standards that currently exist in the United States, as amended from time to time:

•
the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the U.S. Environmental Protection Agency (the “EPA”) has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•
the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•
the Oil Pollution Act of 1990, which subjects, among others, owners and operators of onshore facilities and pipelines to liability for removal costs and damages arising from an oil spill in waters of the United States;

•
regulations imposed by the Bureau of Land Management (the “BLM”) and the Bureau of Indian Affairs, agencies under the authority of the U.S. Department of the Interior, which govern and restrict aspects of oil and natural gas operations on federal and Native American lands, including the imposition of liabilities for pollution damages and pollution clean-up costs resulting from such operations;

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

•
the Safe Drinking Water Act, which regulates the quality of the nation’s public drinking water through adoption of drinking water standards and control over the injection of waste fluids into non-producing geologic formations that may adversely affect drinking water sources;

•
the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;

•
OSHA, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;

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

•	U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

Additionally, there exist regional, state, tribal and local jurisdictions in the United States where WES operates that also have, or are developing or considering developing, similar environmental laws and regulations governing many of these same types of activities. While the legal requirements imposed under state law may be similar in form to federal laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development or expansion of a project or substantially increase the cost of doing business. These federal and state environmental laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts and oil and natural gas development in close proximity to specific occupied structures and/or certain environmentally-sensitive or recreational areas, are expected to continue to have a considerable impact on WES’s operations.
In connection with WES’s operations, WES has acquired certain properties supportive of oil and natural gas activities from third parties whose actions with respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes were not under its control. Under environmental laws and regulations, WES could incur strict joint and several liability for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. WES also could incur costs related to the clean-up of third-party sites to which WES sent regulated substances for disposal or recycling, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

These federal and state laws and their implementing regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of WES’s activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. See the following risk factors under Part I, Item 1A of this Form 10-K for further discussion on environmental matters such as ozone standards, climate change, including methane or other GHG emissions, hydraulic fracturing and other regulatory initiatives related to environmental protection: “WES is subject to stringent and comprehensive environmental laws and regulations that may expose WES to significant costs and liabilities,” “Adoption of new or more stringent climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides,” “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and natural gas wells, which could decrease the need for WES’s gathering and processing services” and “Adoption of new or more stringent legal standards relating to induced seismic activity associated with produced water disposal could affect our operations.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.
WES has incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, WES’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not have a material adverse effect on its business, financial condition, results of operations, or cash flows in the future, or that new or more stringently applied existing laws and regulations will not materially increase the cost of doing business. Although WES is not fully insured against all environmental risks, and WES’s insurance does not cover any penalties or fines that may be issued by a governmental authority, WES maintains insurance coverage that it believes is sufficient based on its assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental laws and regulations, as well as claims for damages to property or persons or imposition of penalties resulting from WES’s operations, could have a material adverse effect on WES and WES’s results of operations.
In addition, WES disposes of produced water generated from oil and natural gas production operations. The legal standards related to the disposal of produced water into non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. Another consequence of seismic events near produced water disposal wells is the introduction of class action lawsuits, which allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. One or more of these developments could result in additional regulation and restrictions on WES’s use of injection wells to dispose of produced water, which could have a material adverse effect on WES’s results of operations, capital expenditures and operating costs, and financial condition.

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
Some of the leases, easements, rights-of-way, permits and licenses transferred to WES by Anadarko required the consent of the grantor of such rights, which in certain instances was a governmental entity. WES believes it has obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary to enable WES to operate its business in all material respects. With respect to any remaining consents, permits or authorizations that have not been obtained, WES has determined these will not have a material adverse effect on the operation of its business should WES fail to obtain such consents, permits or authorization in a reasonable time frame.
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

EMPLOYEES

We and our general partner have no employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s Board of Directors, and the officers of WES GP manage WES’s operations and activities under the direction and supervision of WES GP’s Board of Directors. As of December 31, 2018, Anadarko employed 602 people who provided direct support to WES’s field operations. All of these employees are deemed jointly employed by Anadarko and WES GP under the services and secondment agreement between WES GP and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good. We and WES have separately contracted with Anadarko under omnibus agreements for general and administrative support.

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
Although we and WGP GP believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor WGP GP can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our ability to consummate the Merger on the terms currently contemplated or at all;

•	our expected receipt of, and the amounts of, distributions from WES;

•	WES’s and Anadarko’s assumptions about the energy market;

•	WES’s future throughput (including Anadarko production) that is gathered or processed by or transported through WES’s assets;

•	operating results of WES;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations of WES, and WES’s ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and price of, oil, natural gas, NGLs and related products or services;

•	commodity price risks inherent in WES’s percent-of-proceeds, percent-of-product and keep-whole contracts;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, internationally, domestically or in the jurisdictions in which WES is doing business;

•
federal, state and local laws, as well as state-approved voter ballot initiatives, including those laws or ballot initiatives that limit Anadarko’s and other producers’ hydraulic fracturing or other oil and natural gas development or operations;

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

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as Anadarko and WES comply with any regulatory orders or other state or local changes in laws or regulations; and

•
other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Estimates included under Part II, Item 7 of this Form 10-K, and in our other public filings and press releases.

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

Because of these factors, WES may not have sufficient available cash each quarter to pay quarterly distributions at its most recently paid amount of $0.980 per unit. The amount of cash that WES has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, WES may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Read “—Risks Inherent in WES’s Business” for a discussion of risks affecting WES’s ability to generate cash flow.

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

In the fourth quarter of 2018, 34.4% of WES’s total distributions (excluding distributions on Class C units) were paid to us as a result of our ownership of WES’s IDRs. As this percentage grows over time, WES’s cost of equity capital will increase. WES therefore may be unable in the future to acquire or construct assets on an accretive basis and further grow its distributions. Any reduction in the rate of growth in WES distributions will disproportionately impact our ability to maintain or grow distributions to our limited partners.
If the Merger Agreement and the transactions contemplated thereby are not approved by WES’s unitholders, or such transactions are not otherwise consummated, WES may need to evaluate alternative transactions that would result in a simplification of our and WES’s capital structure, including the potential modification or elimination of WES’s IDRs. Future evaluation of any such alternative transaction will be based on a variety of factors, including general industry and market conditions. As a result, we can provide no assurance regarding the likelihood, timing or structure of any such alternative transaction. If consummated, an alternative simplification transaction could be dilutive to the holders of our common units and reduce the rate of our future distribution growth.

In the future, we may not have sufficient cash to pay distributions at our current rate or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from WES, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions WES makes to its partners, including us. We cannot assure you that WES will continue to make quarterly distributions at its most recently paid level of $0.980 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if WES were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by WES to us. Various factors such as reserves established by the Board of Directors may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions WES does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

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

We had 218,937,797 common units outstanding as of December 31, 2018. Anadarko currently holds 170,380,161 common units, representing 77.8% of our outstanding common units. Anadarko’s shelf registration statement allows for the offer and sale of up to 50 million, or 22.8% as of December 31, 2018, of our common units from time to time. Sales by Anadarko or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Anadarko, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Anadarko, the owner of our general partner, owns a 77.8% limited partner interest in us. Conflicts of interest may arise among our general partner and its affiliates (including Anadarko), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

As discussed in WES’s Relationship with Anadarko Petroleum Corporation in Part I, Items 1 and 2 of this Form 10-K, we believe that one of our principal strengths is our and WES’s relationship with Anadarko, and that Anadarko, through its significant indirect economic interest in us and WES, will continue to be motivated to promote and support the successful execution of WES’s business plan and to pursue projects that help to enhance the value of WES’s business. In 2014, Anadarko began monetizing a portion of its investment in us, including the sale of an aggregate of 28.8 million WGP common units. To the extent Anadarko’s net interest in WES continues to decline through the sale of its WGP holdings or otherwise, Anadarko may be less incentivized to grow WES’s business by offering WES assets or commercial arrangements. Accordingly, a decrease in Anadarko’s net holdings in us or WES could have a material adverse effect on WES’s business, results of operations, financial position and ability to grow or make cash distributions to WES’s unitholders.

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

If at any time more than 95% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner’s affiliates own 77.8% of our common units.

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

WES relies on Anadarko for a substantial portion of the natural gas, crude oil, NGLs and produced water that it gathers, treats, processes, transports and/or disposes. For the year ended December 31, 2018, production owned or controlled by Anadarko represented (i) 7% of WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 41% of WES’s natural gas processing throughput (excluding equity investment throughput), and (iii) 73% of WES’s crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput). Anadarko may decrease its production in the areas serviced by WES and is under no contractual obligation to maintain its production volumes dedicated to WES pursuant to the terms of its applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in WES’s revenues and its cash available for distribution. In addition, Anadarko may determine that drilling activity in areas other than WES’s areas of operation is strategically more attractive. A shift in Anadarko’s focus away from WES’s areas of operation could result in reduced throughput on its systems and a material decline in its revenues and cash available for distribution.

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

•
adverse effects of governmental and environmental regulation, including state-approved ballot initiatives that would change state constitutions or statutes in a manner that makes future oil and gas development in such states more difficult or expensive;

•	shareholder activism with respect to Anadarko’s stock or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas by Anadarko; and

•	adverse effects from current or future litigation.

Further, WES is subject to the risk of non-payment or non-performance by Anadarko, including with respect to its gathering and transportation agreements, and its $260.0 million note receivable from Anadarko. We cannot predict the extent to which Anadarko’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Anadarko’s ability to perform under its gathering and transportation agreements and note receivable. Accordingly, any material non-payment or non-performance by Anadarko could reduce WES’s ability to make distributions to its partners, including us.
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
See Part I, Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

Sustained low natural gas, NGLs or oil prices could adversely affect WES’s business.

Sustained low natural gas, NGLs or oil prices impact natural gas and oil exploration and production activity levels and can result in a decline in the production of hydrocarbons over the medium to long term, resulting in reduced throughput on WES’s systems. Such a decline also potentially affects the ability of WES’s vendors, suppliers and customers to continue operations. As a result, sustained lower natural gas and crude oil prices could have a material adverse effect on WES’s business, results of operations, financial condition and its ability to pay cash distributions to its partners, including us.
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

For the year ended December 31, 2018, 89% of WES’s wellhead natural gas volumes (excluding equity investments) and 100% of WES’s crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil and produced water WES gathers, processes, treats, transports or disposes. For the year ended December 31, 2018, 95% of WES’s wellhead natural gas volumes (excluding equity investments) was attributable to either long-term, fee-based contracts, or percent-of-proceeds or keep-whole contracts that were hedged with commodity price swap agreements. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES pursues various strategies to seek to reduce its exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGLs prices and other changing market conditions. To the extent that WES engages in price risk management activities such as the commodity price swap agreements, it may be prevented from realizing the full benefits of price increases above the levels set in those agreements. In addition, WES’s commodity price management may expose it to the risk of financial loss in certain circumstances, including if the counterparties to its hedging or other price risk management contracts fail to perform under those arrangements.
WES’s commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets expired without renewal on December 31, 2018. In the future, WES may seek to enter into third-party commodity price swap agreements or similar hedging arrangements, and any such market-based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely expose WES to volumetric risk to which it was not previously exposed, because WES’s commodity price swap agreements with Anadarko were based on actual WES volumes.
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

While WES does not conduct hydraulic fracturing, its oil and natural gas exploration and production customers do conduct such activities. Hydraulic fracturing is an essential and common practice used by many of WES’s customers to stimulate production of natural gas and oil from dense subsurface rock formations such as shales. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but several federal agencies have also asserted regulatory authority over, proposed or promulgated regulations governing, and conducted investigations relating to certain aspects of the process, including the EPA and the BLM. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, in 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Moreover, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.
At the state level, some states have adopted, and others are considering adopting, legal requirements that could impose more stringent disclosure, permitting or well construction requirements on hydraulic fracturing operations, and states could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Moreover, non-governmental organizations may seek to restrict hydraulic fracturing, such as was the case in Colorado where certain interest groups therein have unsuccessfully pursued ballot initiatives in recent general election cycles that, had they been successful, would have revised the state constitution or state statutes in a manner that would have made exploration and production activities in the state more difficult or expensive in the future, including, for example, by increasing mandatory setback distances of oil and natural gas operations from specific occupied structures and/or certain environmentally-sensitive or recreational areas.
If new or more stringent federal, state or local legal restrictions, prohibitions or regulatory or ballot initiatives relating to the hydraulic fracturing process are adopted in areas where WES’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for WES’s gathering and processing services. Moreover, increased regulation of the hydraulic fracturing process could also lead to greater opposition to, and litigation over, oil and natural gas production activities using hydraulic fracturing techniques. Any one or more of these developments could have a material adverse effect on WES’s business, financial condition and results of operations.

Adoption of new or more stringent legal standards relating to induced seismic activity associated with produced water disposal could affect WES’s operations.

WES disposes of produced water generated from oil and natural gas production operations. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. For example, Colorado developed and follows guidance when issuing underground injection control permits to limit the maximum injection pressure, rate, and volume of water. Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults, and is also developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has also adopted similar permitting, operating, and reporting rules for disposal wells. Another consequence of seismic events may be class action lawsuits, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on WES’s use of injection wells to dispose of produced water, including a possible shut down of such wells, which could have a material adverse effect on WES’s business, financial condition and results of operations.

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

WES faces various security threats, including cyber threats to the security of its facilities and infrastructure, attempts to gain unauthorized access to sensitive information or to render data or systems unusable and terrorist acts. Additionally, destructive forms of protests and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production or midstream processing or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of WES or its clients’ operations. WES’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for its facilities, infrastructure and information may result in increased costs. There can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.
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

If commodity prices decrease, WES may be required to write down the value of its midstream properties if the estimated future cash flows from these properties fall below their net book value. Because WES is an affiliate of Anadarko, the assets WES acquires from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, WES may be at an increased risk for impairments because the initial book values of a substantial portion of its assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts WES paid to acquire such assets. For example, see the discussion of material impairments in Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Further, at December 31, 2018, WES had $416.2 million of goodwill on its balance sheet. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, similar to the carrying value of the assets WES acquired from Anadarko, part of WES’s goodwill is an allocated portion of Anadarko’s goodwill, which WES recorded as a component of the carrying value of the assets it acquired from Anadarko. As a result, WES may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of WES’s goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration WES paid for its acquisitions and the fair value of the net assets on the acquisition date.
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
The interstate liquids pipelines owned by WES are common carriers and are also subject to regulation by FERC. For additional information, read Regulation of Operations—Interstate Liquids Pipeline Regulation under Items 1 and 2 of this Form 10-K.
FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and cash available for distribution. For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC’s Revised Policy Statement established that FERC will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates and noted that to the extent an entity does not include an income tax allowance in their cost of service rates, such entity may elect to also exclude the accumulated deferred income tax balance from the rate calculation. This policy may result in an adverse impact on WES’s revenues associated with the cost of service rates of its FERC-regulated gas and liquids pipelines. For additional information, read Regulation of Operations—Interstate Natural Gas Pipeline Regulation and Regulation of Operations—Interstate Liquids Pipeline Regulation under Items 1 and 2 of this Form 10-K.

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

Adoption of new or more stringent climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services WES provides.

Changes in climate change or other air emissions laws and regulations, or reinterpretations of enforcement or other guidance with respect thereto, that govern areas where WES operates may negatively impact WES’s operations. Examples of such proposed and/or final regulations or other regulatory initiatives are included below.

•
Ground-Level Ozone Standards. In 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of WES’s equipment, result in longer permitting timelines, and significantly increase WES’s capital expenditures and operating costs.

•
Reduction of Methane Emissions by the Oil and Gas Industry. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural gas production and natural gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards, known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued New Source Performance Standards to, among other things, hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps. In February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule and, in September 2018, the agency proposed amendments that included rescission or revision of specified rule requirements, such as fugitive emission monitoring frequency. In a separate rulemaking, the BLM published a final rule in late 2016 that requires a reduction in methane emissions by regulating venting, flaring and leaking from oil and natural gas operations on public lands; however, in September 2018, the BLM published a final rule rescinding most of the new requirements of the 2016 final rule and codifying the BLM’s prior approach to venting and flaring, which rescission has been challenged in federal court and remains pending. Notwithstanding the uncertainty of the 2016 rule, WES has taken measures to enter into a voluntary regime, together with certain other oil and natural gas exploration and production operators, to reduce methane emissions. At the state level, some states where WES conducts operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of WES’s equipment and increase WES’s capital expenditures and operating costs.

•
Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The implementation of substantial limitations on GHG emissions in areas where WES conducts operations could result in increased compliance costs to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that WES’s customers produce, reduce demand for WES’s services and have a material adverse effect on WES’s business, financial condition and results of operation.

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

Pursuant to authority under federal law, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs, which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact HCAs; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines. At this time, WES cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs or replacements of pipeline segments found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause WES to incur significant and unanticipated capital and operating expenditures for repairs or replacements of pipeline segments deemed necessary to ensure the safe and reliable operation of its pipelines. Moreover, the adoption of any new legislation or regulations that impose more stringent or costly pipeline integrity management standards such as, for example, PHMSA’s January 2017 final rule for hazardous liquid pipelines that is yet to be published in the Federal Register and implemented and PHMSA’s March 2016 proposed rulemaking for gas pipelines, could result in a material adverse effect on WES’s results of operations or financial position.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject WES to increased capital costs, operational delays and costs of operation.

Legislation adopted in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In 2016, President Obama signed the 2016 Pipeline Safety Act that extends PHMSA’s statutory mandate regarding pipeline safety through 2019 expands PHMSA’s authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment, and requires the agency to complete certain of its outstanding mandates established under the 2011 Pipeline Safety Act. The imposition of new safety requirements pursuant to these enacted laws or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased capital expenditures and operating costs that could have a material adverse effect on our results of operations or financial position. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements for hazardous liquid pipelines, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register has been delayed following the January 2017 change from the Obama to Trump presidential administrations. Additionally, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas transportation and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has split this rule into three separate rulemaking proceedings and is expected to finalize these proceedings in 2019.
Additionally, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. Moreover, PHMSA and one or more state regulators, including the RRC, have in recent years expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGLs fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. To the extent that PHMSA and/or state regulatory agencies are successful in asserting their jurisdiction in this manner, midstream operators of NGLs fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA and EPA requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

WES’s operations are subject to stringent and comprehensive federal, tribal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These environmental laws and regulations may impose numerous obligations that are applicable to WES’s operations, including: (i) the acquisition of permits to conduct regulated activities; (ii) restrictions on the types, quantities and concentrations of materials that can be released into the environment; (iii) limitations on the generation, management and disposal of wastes; (iv) limitations or prohibitions of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; (v) requiring capital expenditures to limit or prevent releases of materials from its pipelines and facilities; and (vi) imposition of substantial restoration and remedial liabilities and obligations with respect to abandonment of facilities and for pollution resulting from our operations or existing at our owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly remedial or corrective actions. Failure to comply with these laws, regulations and permits or any newly adopted legal requirements may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of WES’s operations in particular areas.
WES may incur significant environmental costs and liabilities in connection with WES’s operations due to WES’s handling of natural gas, crude oil, NGLs and other petroleum products, because of pollutants from WES’s operations emitted into ambient air or discharged or released into surface water or groundwater, and as a result of historical industry operations and waste disposal practices. For example, an accidental release as a result of WES’s operations could subject WES to substantial liabilities arising from environmental cleanup and restoration costs, claims made by owners of the properties through which WES’s gathering or transportation systems pass, neighboring landowners, and other third parties for personal injury, natural resource and property damages, and fines or penalties for related violations of environmental laws or regulations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations. In addition, stricter laws, regulations or enforcement policies could significantly increase WES’s operational or compliance costs as well as the costs of any restoration or remedial actions that may become necessary, which could have a material adverse effect on WES’s results of operations or financial condition. Regulatory initiatives targeting the reduction of certain air pollutants, such as ground level ozone or GHGs such as methane, have been proposed and/or adopted by the EPA and, while subject to further implementation or various legal impediments, could result in increased compliance costs. The adoption of these or any other laws, regulations or other legally enforceable mandates could increase WES’s oil and natural gas exploration and production customers’ operating and compliance costs as well as reduce the rate of production of oil or natural gas by operators with whom WES has a business relationship, which could have a material adverse effect on WES’s results of operations and cash flows.
In addition, the legal requirements related to the disposal of produced water into non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to seismic events near injection wells used for the disposal of produced water resulting from oil and natural gas activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Colorado developed and follows guidance when issuing underground injection control permits to limit the maximum injection pressure, rate, and volume of water. Oklahoma has issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing operators of wells injecting at certain depths where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has adopted similar permitting, operating, and reporting rules for disposal wells. Another consequence of seismic events may be class action lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. One or more of these developments could result in additional regulation and restrictions on the use of injection wells by WES, which could have a material adverse effect on WES’s capital expenditures and operating costs, financial condition, and results of operations.

WES’s construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect its results of operations and financial condition.

One of the ways WES intends to grow its business is through the construction of new midstream assets. The construction of additions or modifications to WES’s existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond WES’s control. These uncertainties could also affect downstream assets, which WES does not own or control, but which are critical to certain of WES’s growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations, could have an adverse impact on the completion or utilization of WES’s growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If WES undertakes these projects, they may not be completed on schedule, at the budgeted cost, or at all. For example, construction activities may be delayed or require greater capital investment if the commodity prices of certain supplies such as steel pipe increase due to foreign tariffs. In addition, WES’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if WES expands a pipeline, the construction may occur over an extended period of time, yet WES will not receive any material increases in revenues until the project is completed. Moreover, WES could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since WES is not engaged in the exploration for and development of natural gas and oil reserves, WES often does not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent WES relies on estimates of future production in its decision to construct additions to its systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve WES’s expected investment return, which could adversely affect its results of operations and financial condition. In addition, the construction of additions to WES’s existing assets may require it to obtain new rights-of-way. WES may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to its systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for WES to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, WES’s cash flows could be adversely affected.

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

WES does not own all of the land on which its pipelines and facilities have been constructed, and WES is, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if WES does not have valid rights-of-way or if such rights-of-way lapse or terminate. WES obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. WES cannot guarantee that it will always be able to renew existing rights of way or obtain new rights of way without experiencing significant costs. Any loss of rights with respect to WES’s real property, through its inability to renew existing rights-of-way contracts or otherwise, could have a material adverse effect on WES’s business, results of operations, financial position and ability to make cash distributions to its partners, including us.

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

WES’s operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, crude oil, NGLs and produced water, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks or losses of hydrocarbons or produced water as a result of the malfunction of equipment or facilities;

•	fires and explosions (for example, see Items Affecting the Comparability of Financial Results, under Part II, Item 7 of this Form 10-K for a discussion of the incident at the DBM complex); and

•	other hazards that could also result in personal injury, loss of life, pollution, property or natural resource damages and/or curtailment or suspension of operations.

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
Any acquisition involves potential risks, including the following, among other things:

•	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;

•	an inability to successfully integrate the acquired assets or businesses;

•	the assumption of unknown liabilities, including environmental liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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
Despite the fact that we and WES are organized as limited partnerships under Delaware law, it is possible in certain circumstances for a partnership such as us or WES to be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement and is not treated as an investment company. Based upon WES’s current operations, we believe that we and WES satisfy the qualifying income requirement and we and WES are not treated as investment companies. Failing to meet the qualifying income requirement, being treated as an investment company, a change in our or WES’s business activities, or a change in current law could cause us or WES to be treated as a corporation for federal income tax purposes or otherwise subject us or WES to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
In addition, the Treasury Department has issued regulations interpreting the laws that affect publicly traded partnerships. We believe we and WES qualify as partnerships for U.S. federal income tax purposes under these regulations.

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

If the IRS were to contest the federal income tax positions we or WES take, it may adversely impact the market for our common units or WES’s common units, and the costs of any such contest would reduce the cash available for distribution to our unitholders.

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

Investment in our or WES’s common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the Treasury Department’s proposed aggregation rules regarding certain similarly situated businesses or activities, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours or WES’s that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us or WES to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our or WES’s common units.

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
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our or WES’s common units.

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
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss allocated to our or WES’s unitholders. It also could affect the amount of gain recognized on the sale of common units by our unitholders or WES’s unitholders and could negatively impact the value of our common units or WES’s common units, or result in audit adjustments to our respective unitholders’ tax returns without the benefit of additional deductions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

Kerr-McGee Gathering LLC, one of WES’s wholly owned subsidiaries, is currently in negotiations with the EPA and the Department of Justice with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the EPA with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although WES’s management cannot predict the outcome of settlement discussions in these matters, WES’s management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WGP.” Upon closing of the Merger, our common units will begin trading on the NYSE under the symbol “WES,” and we will change our name to Western Midstream Partners, LP. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.
As of February 18, 2019, there were seven unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the WGP LTIP, which permits the issuance of up to 3,000,000 units, of which 2,937,197 units remained available for future issuance as of December 31, 2018. Phantom unit grants under the WGP LTIP have been made to each of the independent directors of WGP GP. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

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
The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2018 (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we (by virtue of our consolidation of WES) and WES are required to recast our financial statements to include the activities of such WES assets from the date of common control.
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

	Acquisition Date	Percentage Acquired	Affiliate or Third-party Acquisition
TEFR Interests (1)	03/03/2014	Various (1)	Affiliate
DBM	11/25/2014	100%	Third party
DBJV system	03/02/2015	50%	Affiliate
Springfield system	03/14/2016	50.1%	Affiliate
DBJV system (2)	03/17/2017	50%	Third party
Whitethorn LLC (3)	06/01/2018	20%	Third party
Cactus II (3)	06/27/2018	15%	Third party

(1)	WES acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP.

(2)	See Property exchange below.

(3)	See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

Property exchange. In March 2017, WES acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. WES previously held a 50% interest in, and operated, the DBJV system.

Divestitures. In December 2018, the Newcastle system in Northeast Wyoming was sold to a third party. In June 2017, the Helper and Clawson systems, located in Utah, were sold to a third party. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party.

The information in the following table should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included under Part II, Item 8 of this Form 10-K, and with the information under the captions Items Affecting the Comparability of Financial Results, How WES Evaluates Its Operations, and Results of Operations under Part II, Item 7 of this Form 10-K. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the impact the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) had on WES’s revenues and expenses.

	Summary Financial Information
thousands except per-unit data and throughput	2018	2017	2016	2015	2014
Statement of Operations Data (for the year ended):
Total revenues and other	$1,990,276	$2,248,356	$1,804,270	$1,752,072	$1,533,377
Cost of product	431,921	908,693	494,194	528,369	458,379
Operating income (loss)	625,364	704,399	704,535	154,182	551,481
Net income (loss)	448,512	573,202	596,980	11,098	453,489
Net income (loss) attributable to noncontrolling interests	79,083	196,595	251,208	(154,409)	165,468
Net income (loss) attributable to Western Gas Equity Partners, LP	369,429	376,607	345,772	165,507	288,021
Net income (loss) per common unit – basic and diluted	1.69	1.72	1.53	0.39	1.02
Distributions per unit	2.34875	2.10500	1.76750	1.49125	1.12500
Balance Sheet Data (at year end):
Total assets	$9,238,643	$8,016,311	$7,736,097	$7,303,344	$7,550,494
Total long-term liabilities	5,197,121	3,647,006	3,309,944	3,147,681	2,699,244
Total equity and partners’ capital	3,504,665	3,944,879	4,110,766	3,920,098	4,567,946
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$1,016,695	$897,412	$913,076	$782,809	$690,662
Investing activities	(1,459,798)	(763,604)	(1,105,534)	(500,277)	(2,740,175)
Financing activities	455,657	(413,292)	451,836	(250,051)	2,003,605
Capital expenditures	(1,193,896)	(673,638)	(473,858)	(637,503)	(804,822)
Throughput (MMcf/d except throughput measured in barrels):
Total throughput for natural gas assets	3,892	3,680	4,064	4,300	3,984
Throughput attributable to noncontrolling interest for natural gas assets	90	105	124	142	165
Total throughput attributable to WES for natural gas assets	3,802	3,575	3,940	4,158	3,819
Throughput for crude oil, NGLs and produced water assets (MBbls/d)	365	201	184	186	154

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
The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by us through our partnership interests in WES as of December 31, 2018 (see Note 10—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls WES through its control of us, and because we own the entire interest in WES GP, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, we (by virtue of our consolidation of WES) and WES are required to recast our financial statements to include the activities of such WES assets from the date of common control.
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
WES currently owns or has investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party customers. As of December 31, 2018, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	2	3	2
Treating facilities	14	3	—	3
Natural gas processing plants/trains	21	3	—	2
NGLs pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	2

(1)	Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2018, included the following:

•
We raised our distribution to $0.60250 per unit for the fourth quarter of 2018, representing a 1% increase over the distribution for the third quarter of 2018 and a 10% increase over the distribution for the fourth quarter of 2017, and resulting in a full-year 2018 distribution increase of 12% over full-year 2017.

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

•
In February 2018, WES entered into the five-year $1.5 billion (expandable to $2.0 billion) WES RCF by amending and restating the $1.2 billion credit facility WES originally entered into in February 2014. In December 2018, WES amended the WES RCF to (i) subject to consummation of the Merger (see Merger transactions below), increase the size of the WES RCF to $2.0 billion, and (ii) extend the maturity date of the WES RCF to February 2024. See Liquidity and Capital Resources within this Item 7 for additional information.

•	WES commenced operation of Mentone Train I at the West Texas complex (with capacity of 200 MMcf/d) in the fourth quarter of 2018.

•
WES raised its distribution to $0.980 per unit for the fourth quarter of 2018, representing a 2% increase over the distribution for the third quarter of 2018 and a 7% increase over the distribution for the fourth quarter of 2017, and resulting in a full-year 2018 distribution increase of 7% over full-year 2017.

•	Throughput attributable to WES for natural gas assets totaled 3,802 MMcf/d for the year ended December 31, 2018, representing a 6% increase compared to the year ended December 31, 2017.

•	Throughput for crude oil, NGLs and produced water assets totaled 365 MBbls/d for the year ended December 31, 2018, representing an 82% increase compared to the year ended December 31, 2017.

•	WES’s operating income (loss) was $629.4 million for the year ended December 31, 2018, representing an 11% decrease compared to the year ended December 31, 2017.

•
Adjusted gross margin for natural gas assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $1.01 per Mcf for the year ended December 31, 2018, representing a 7% increase compared to the year ended December 31, 2017.

•
Adjusted gross margin for crude oil, NGLs and produced water assets (as defined under the caption How WES Evaluates Its Operations within this Item 7) averaged $1.85 per Bbl for the year ended December 31, 2018, representing a 12% decrease compared to the year ended December 31, 2017.

Merger transactions. On November 7, 2018, WGP, WES, Anadarko and certain of their affiliates entered into a Contribution Agreement and Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WGP, will merge with and into WES, with WES continuing as the surviving entity and a subsidiary of WGP (the “Merger”). Upon closing of the Merger, which is expected to occur in the first quarter of 2019, the common units of WES will no longer be publicly traded and will cease to trade on the NYSE under the symbol “WES.” The common units of WGP will begin trading on the NYSE under the symbol “WES” and WGP will change its name to Western Midstream Partners, LP.
The Merger Agreement also provides that WGP, WES and Anadarko will, and will cause their respective affiliates to, cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) will contribute to WES all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and Delaware Basin Midstream, LLC (each wholly owned by WES) in exchange for aggregate consideration of $1.814 billion in cash from WES, minus the outstanding amount payable pursuant to an intercompany note (“APCWH Note Payable”) to be assumed by WES in connection with the transaction, and 45,760,201 WES common units; (2) AMH will sell to WES its interests in Saddlehorn Pipeline Company, LLC and Panola Pipeline Company, LLC in exchange for aggregate consideration of $193.9 million in cash; (3) WES will contribute cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time to APCWH, and APCWH will pay such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) WES Class C units will convert into WES common units on a one-for-one basis; and (5) WES and WES GP will cause the conversion of the IDRs and the 2,583,068 general partner units in WES held by WES GP into a non-economic general partner interest in WES and 105,624,704 WES common units. The 45,760,201 WES common units to be issued to the Contributing Parties, less 6,375,284 WES common units to be retained by WGRAH, will be converted into the right to receive an aggregate of 55,360,984 WGP common units upon the consummation of the Merger. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

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
The following table summarizes the amounts we reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2018	2017	2016
General and administrative expenses	$269	$263	$258
Public company expenses	2,895	1,821	2,449
Total reimbursement	$3,164	$2,084	$2,707

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

WGP LTIP. Concurrently with the WGP IPO, WGP GP adopted the WGP LTIP. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. In December 2018, WGP amended the WGP RCF to extend the maturity date from March 2019 to the earlier of (i) June 14, 2019, or (ii) three business days following the consummation of the Merger (see Executive Summary–Merger transactions within this Item 7). The WGP RCF may be used to buy WES common units and for general partnership purposes. As of December 31, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
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
As of December 31, 2018, we had $28.0 million in outstanding borrowings, resulting in $7.0 million available for borrowing under the WGP RCF. At December 31, 2018, the interest rate was 4.53%, the commitment fee rate was 0.30% and we were in compliance with all covenants under the WGP RCF. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WGP. The differences between net income (loss) attributable to WES and net income (loss) attributable to WGP are reconciled as follows:

	Year Ended December 31,
thousands	2018	2017	2016
Net income (loss) attributable to WES	$445,775	$567,483	$591,331
Limited partner interests in WES not held by WGP (1)	(70,474)	(185,860)	(240,245)
General and administrative expenses (2)	(4,029)	(2,872)	(3,657)
Other income (expense), net	192	85	66
Property and other taxes	—	—	(16)
Interest expense	(2,035)	(2,229)	(1,707)
Net income (loss) attributable to WGP	$369,429	$376,607	$345,772

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES not held by WGP. As of December 31, 2018, 2017 and 2016, the public held a 59.2%, 59.6% and 60.0% limited partner interest in WES, respectively. Other subsidiaries of Anadarko separately held a 9.7%, 9.1% and 8.6% limited partner interest in WES as of December 31, 2018, 2017 and 2016, respectively. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WGP and WES are reconciled as follows:

	Year Ended December 31,
thousands	2018	2017	2016
WES net cash provided by operating activities	$1,020,634	$901,495	$917,585
General and administrative expenses (1)	(4,029)	(2,872)	(3,657)
Non-cash equity-based compensation expense	278	247	251
Changes in working capital	854	8	27
Other income (expense), net	192	85	66
Property and other taxes	—	—	(16)
Interest expense	(2,035)	(2,229)	(1,707)
Debt related amortization and other items, net	801	678	527
WGP net cash provided by operating activities	$1,016,695	$897,412	$913,076

WES net cash provided by (used in) financing activities	$450,798	$(417,002)	$447,841
Proceeds from the issuance of WES common units, net of offering expenses (2)	—	—	(25,000)
Distributions to WGP unitholders (3)	(502,457)	(441,967)	(374,082)
Distributions to WGP from WES (4)	507,323	445,677	377,097
WGP RCF borrowings, net of issuance costs	(7)	—	25,980
WGP net cash provided by (used in) financing activities	$455,657	$(413,292)	$451,836

(1)	Represents general and administrative expenses incurred by WGP separate from, and in addition to, those incurred by WES.

(2)
Represents the difference attributable to elimination upon consolidation of proceeds to WES from the issuance of WES common units to WGP as part of funding the Springfield acquisition. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex and Springfield system allow for rate resets that target an agreed-upon rate of return over the life of the agreement. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Commodity price swap agreements. During all periods presented, the consolidated statements of operations and consolidated statements of equity and partners’ capital included the impacts of commodity price swap agreements. The commodity price swap agreements with Anadarko expired without renewal on December 31, 2018. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Income taxes. With respect to assets acquired from Anadarko, WES records Anadarko’s historic current and deferred income taxes for the periods prior to its ownership of the assets. For periods subsequent to its acquisitions from Anadarko, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record current and deferred federal income taxes related to such assets.

Acquisitions and divestitures. For the year ended December 31, 2018, there was a net increase in Adjusted gross margin of $40.5 million related to WES’s asset acquisitions and divestitures during 2018. For the year ended December 31, 2017, there was a net decrease in Adjusted gross margin of $48.2 million related to WES’s asset acquisitions and divestitures during 2017. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

DBM complex. In December 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. During the year ended December 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in WES’s estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the second quarter of 2017, WES reached a settlement with insurers and final proceeds were received. During the years ended December 31, 2017 and 2016, WES received $52.9 million and $33.8 million, respectively, in cash proceeds from insurers, including $29.9 million and $16.3 million, respectively, in proceeds from business interruption insurance claims and $23.0 million and $17.5 million, respectively, in proceeds from property insurance claims. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. During 2017, WES recognized impairments of $178.4 million, including an impairment of $158.8 million at the Granger complex due to a reduced throughput fee as a result of a producer’s bankruptcy. During 2018, WES recognized impairments of $228.3 million, including impairments of (i) $125.9 million at the Third Creek gathering system (part of the DJ Basin complex) and $8.1 million at the Kitty Draw gathering system due to the shutdown of the systems, (ii) $38.7 million at the Hilight system and (iii) $34.6 million at the MIGC system. See Note 1—Summary of Significant Accounting Policies and Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Adoption of Topic 606. On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) (“Topic 606”). The comparative historical financial information has not been adjusted and continues to be reported under Revenue Recognition (Topic 605). The following table summarizes the impact of adopting Topic 606 on the consolidated statement of operations:

	Year Ended December 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$1,609,245	$1,499,424	$109,821
Service revenues – product based	85,553	—	85,553
Product sales	293,992	1,306,479	(1,012,487)
Expenses
Cost of product	431,921	1,270,811	(838,890)
Operation and maintenance	414,784	414,591	193
Depreciation and amortization	337,536	334,551	2,985
Impairments	228,338	228,293	45
Income tax expense (benefit)	2,946	2,816	130

For more information on the adoption of Topic 606, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES’S OPERATIONS

WES’s results are driven primarily by the volumes of natural gas, NGLs, crude oil and produced water WES services through its systems. In WES’s operations, it contracts with customers to provide midstream services focused on natural gas, NGLs, crude oil and produced water. WES gathers natural gas from individual wells or production facilities located near its gathering systems and the natural gas may be compressed and delivered to a processing plant, treating facility or downstream pipeline, and ultimately to end users. WES treats and processes a significant portion of the natural gas that it gathers so that it will satisfy required specifications for pipeline transportation. WES gathers crude oil from individual wells or production facilities located near its gathering systems, and in some cases, treats or stabilizes the crude oil to satisfy required specifications for pipeline transportation. WES also gathers and disposes of produced water.
WES currently has operations in Colorado, Utah, Wyoming, North-central Pennsylvania, Texas and New Mexico, with a substantial portion of its business concentrated in the Rocky Mountains and West Texas. For example, for the year ended December 31, 2018, the DJ Basin and West Texas complexes provided 30% and 28%, respectively, of throughput for natural gas assets (excluding equity investment throughput) and 38% and 26%, respectively, of Adjusted gross margin.
For the year ended December 31, 2018, 54% of total revenues and 38% of throughput (on a per unit basis, assuming 1 Mcf equals 1 barrel, and excluding equity investment throughput) were attributable to transactions with Anadarko. WES also recognized capital contributions from Anadarko of $51.6 million related to the above-market component of its commodity price swap agreements with Anadarko (see Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Anadarko supports WES’s operations by providing dedications and/or minimum volume commitments with respect to a substantial portion of WES’s throughput.
For the year ended December 31, 2018, 89% of WES’s wellhead natural gas volumes (excluding equity investments) and 100% of WES’s crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil and produced water WES gathers, processes, treats, transports or disposes. This type of contract provides WES with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) WES retains and sells drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
For the year ended December 31, 2018, 95% of WES’s wellhead natural gas volumes (excluding equity investments) was attributable to either long-term, fee-based contracts, as discussed above, or percent-of-proceeds or keep-whole contracts that were hedged with commodity price swap agreements. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
As a result of WES’s acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly in future periods. See Items Affecting the Comparability of Financial Results within this Item 7.

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

Throughput. Throughput is an essential operating variable WES uses in assessing its ability to generate revenues. In order to maintain or increase throughput on WES’s systems, WES must connect to additional wells or production facilities. WES’s success in maintaining or increasing throughput is impacted by the successful drilling of new wells by producers that are dedicated to WES’s systems, recompletions of existing wells connected to its systems, its ability to secure volumes from new wells drilled on non-dedicated acreage and its ability to attract natural gas, NGLs, crude oil or produced water volumes currently serviced by its competitors. During the year ended December 31, 2018, WES added 347 receipt points to its systems.

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

General and administrative expenses. To help ensure the appropriateness of WES’s general and administrative expenses and maximize its cash available for distribution, WES monitors such expenses through comparison to prior periods and to the annual budget approved by WES GP’s Board of Directors. Pursuant to the WES omnibus agreement, Anadarko and WES GP perform centralized corporate functions for WES. General and administrative expenses for periods prior to WES’s acquisition of the WES assets include costs allocated by Anadarko in the form of a management services fee. For periods subsequent to the acquisition of the WES assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with WES’s partnership agreement and the WES omnibus agreement. Amounts required to be reimbursed to Anadarko under WES’s omnibus agreement also include those expenses attributable to its status as a publicly traded partnership, such as the following:

•	expenses associated with annual and quarterly reporting;

•	tax return and Schedule K-1 preparation and distribution expenses;

•	expenses associated with listing on the NYSE; and

•	independent auditor fees, legal expenses, investor relations expenses, director fees, and registrar and transfer agent fees.

See further detail in Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Non-GAAP financial measures

Adjusted gross margin attributable to WES. WES defines Adjusted gross margin attributable to WES (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. WES believes Adjusted gross margin is an important performance measure of the core profitability of its operations, as well as its operating performance as compared to that of other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to WES’s percent-of-proceeds, percent-of-product and keep-whole contracts, (ii) costs associated with the valuation of WES’s gas imbalances, and (iii) costs associated with WES’s obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by WES and sold to third parties.
To facilitate investor and industry analyst comparisons between WES and its peers, WES also discloses Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets. See Key Performance Metrics within this Item 7.

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

	Year Ended December 31,
thousands	2018	2017	2016
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$629,393	$707,271	$708,208
Add:
Distributions from equity investments	169,906	110,465	103,423
Operation and maintenance	414,784	315,994	308,010
General and administrative	59,706	47,796	45,591
Property and other taxes	42,934	46,818	40,145
Depreciation and amortization	337,536	290,874	272,933
Impairments	228,338	178,374	15,535
Less:
Gain (loss) on divestiture and other, net	1,312	132,388	(14,641)
Proceeds from business interruption insurance claims	—	29,882	16,270
Equity income, net – affiliates	153,024	85,194	78,717
Reimbursed electricity-related charges recorded as revenues	66,580	56,823	59,733
Adjusted gross margin attributable to noncontrolling interest	15,875	16,827	16,323
Adjusted gross margin	$1,645,806	$1,376,478	$1,337,443
Adjusted gross margin for natural gas assets	$1,398,953	$1,222,632	$1,194,877
Adjusted gross margin for crude oil, NGLs and produced water assets	246,853	153,846	142,566

	Year Ended December 31,
thousands	2018	2017	2016
Reconciliation of Net income (loss) attributable to WES to Adjusted EBITDA
Net income (loss) attributable to WES	$445,775	$567,483	$591,331
Add:
Distributions from equity investments	169,906	110,465	103,423
Non-cash equity-based compensation expense	7,032	4,947	5,591
Interest expense	184,008	142,386	114,921
Income tax expense	3,301	4,905	8,372
Depreciation and amortization (1)	334,645	288,087	270,311
Impairments (1)	226,950	178,374	15,535
Other expense (1)	8,327	145	224
Less:
Gain (loss) on divestiture and other, net	1,312	132,388	(14,641)
Equity income, net – affiliates	153,024	85,194	78,717
Interest income – affiliates	16,900	16,900	16,900
Other income (1)	2,592	1,283	524
Income tax benefit	355	39	—
Adjusted EBITDA	$1,205,761	$1,060,988	$1,028,208
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$1,020,634	$901,495	$917,585
Interest (income) expense, net	167,108	125,486	98,021
Uncontributed cash-based compensation awards	879	25	856
Accretion and amortization of long-term obligations, net	(5,142)	(4,254)	3,789
Current income tax (benefit) expense	480	2,408	5,817
Other (income) expense, net (2)	(3,017)	(1,299)	(479)
Distributions from equity investments in excess of cumulative earnings – affiliates	25,607	23,085	21,238
Changes in assets and liabilities:
Accounts receivable, net	56,667	16,127	48,947
Accounts and imbalance payables and accrued liabilities, net	(30,722)	6,930	(58,359)
Other items, net	(13,873)	4,491	4,367
Adjusted EBITDA attributable to noncontrolling interest of WES	(12,860)	(13,506)	(13,574)
Adjusted EBITDA	$1,205,761	$1,060,988	$1,028,208
Cash flow information of WES
Net cash provided by operating activities	$1,020,634	$901,495	$917,585
Net cash used in investing activities	(1,459,798)	(763,604)	(1,105,534)
Net cash provided by (used in) financing activities	450,798	(417,002)	447,841

(1)	Includes WES’s 75% share of depreciation and amortization; impairments; other expense; and other income attributable to the Chipeta complex.

(2)
Excludes the non-cash loss on interest-rate swaps of $8.0 million for the year ended December 31, 2018. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
thousands except Coverage ratio	2018		2017	2016
Reconciliation of Net income (loss) attributable to WES to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to WES	$445,775		$567,483	$591,331
Add:
Distributions from equity investments	169,906		110,465	103,423
Non-cash equity-based compensation expense	7,032		4,947	5,591
Non-cash settled interest expense, net (1)	—		71	(7,747)
Income tax (benefit) expense	2,946		4,866	8,372
Depreciation and amortization (2)	334,645		288,087	270,311
Impairments (2)	226,950		178,374	15,535
Above-market component of swap agreements with Anadarko (3)	51,618		58,551	45,820
Other expense (2)	8,327		145	224
Less:
Recognized Service revenues – fee based (less than) in excess of customer billings (4)	14,581		—	—
Gain (loss) on divestiture and other, net	1,312		132,388	(14,641)
Equity income, net – affiliates	153,024		85,194	78,717
Cash paid for maintenance capital expenditures (2)	91,054		49,684	63,630
Capitalized interest	23,521		6,826	5,562
Cash paid for (reimbursement of) income taxes	2,408		1,194	838
Series A Preferred unit distributions	—		7,453	45,784
Other income (2)	2,592		1,283	524
Distributable cash flow	$958,707		$928,967	$852,446
Distributions declared (5)
Limited partners of WES – common units	$584,487
General partner of WES	327,363
Total	$911,850
Coverage ratio	1.05	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)	Includes WES’s 75% share of depreciation and amortization; impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)	See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(5)
Reflects WES cash distributions of $3.830 per unit declared for the year ended December 31, 2018, including the cash distribution of $0.980 per unit paid on February 13, 2019, for the fourth-quarter 2018 distribution.

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

Impact of crude oil, natural gas and NGLs prices. Crude oil, natural gas and NGLs prices can fluctuate significantly, and have done so over time. These fluctuations in commodity prices affect the overall level of WES’s customers’ activity and how its customers allocate their capital within their own portfolio of assets. The relatively volatile commodity price environment over the past decade has impacted drilling activity in several of the basins served by WES’s assets. Many of WES’s customers, including Anadarko, have shifted capital spending towards opportunities with superior economics and reduced activity in other areas. To the extent possible, WES will continue to connect new wells or production facilities to its systems to mitigate the impact of natural production declines in order to maintain throughput on its systems. However, WES’s success in connecting additional wells or production facilities is dependent on the activity levels of its customers. Additionally, WES will continue to evaluate the crude oil, NGLs and natural gas price environments and adjust capital spending plans to reflect its customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.

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

Impact of inflation. Although inflation in the United States has been relatively low in recent years, the U.S. economy could experience significant inflation, which could materially increase WES’s operating costs and capital expenditures and negatively impact financial results. To the extent permitted by regulations and escalation provisions in certain of WES’s existing agreements, it has the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, both short- and longer-term interest rates increased during 2018, yet remained low relative to historical averages. Short-term interest rates experienced a sharp increase in response to the Federal Open Market Committee (“FOMC”) raising its target range for the federal funds rate four separate times during 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in WES’s financing costs. Additionally, as with other yield-oriented securities, WES’s unit price is impacted by the level of its cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in WES’s units, and a rising interest rate environment could have an adverse impact on WES’s unit price and its ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, WES expects its cost of capital to remain competitive, as its competitors would face similar circumstances.

Acquisition opportunities. A key component of WES’s growth strategy is to acquire midstream assets over time. WES may pursue certain asset acquisitions to the extent such acquisitions complement its or Anadarko’s existing asset base or allow WES to capture operational efficiencies from Anadarko’s or third-party production. However, if WES does not make additional acquisitions on an economically accretive basis, its future growth could be limited, and the acquisitions WES makes could reduce, rather than increase, cash flows generated from operations on a per-unit basis.
Upon the consummation of the Merger, as discussed in Executive Summary–Merger transactions within this Item 7, WES will acquire substantially all of Anadarko’s midstream assets.

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

Tangible equity units. In June 2015, Anadarko completed the public issuance of 9,200,000 TEUs, including 1,200,000 TEUs pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $50.00 per TEU. Each TEU that Anadarko issued consisted of (1) a prepaid equity purchase contract for WGP common units owned by Anadarko and (2) a senior amortizing note that was due June 7, 2018. On June 7, 2018, the mandatory settlement date, Anadarko settled the 9,200,000 then outstanding TEUs by delivering to the holders 8,207,204 of its WGP common units in exchange for the prepaid equity purchase contracts. WGP did not receive any proceeds from, or incur any expense in, the public offering or settlement of the TEUs. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of WES’s results of operations:

	Year Ended December 31,
thousands	2018	2017	2016
Total revenues and other (1)	$1,990,276	$2,248,356	$1,804,270
Equity income, net – affiliates	153,024	85,194	78,717
Total operating expenses (1)	1,515,219	1,788,549	1,176,408
Gain (loss) on divestiture and other, net	1,312	132,388	(14,641)
Proceeds from business interruption insurance claims (2)	—	29,882	16,270
Operating income (loss)	629,393	707,271	708,208
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(184,008)	(142,386)	(114,921)
Other income (expense), net	(4,955)	1,299	479
Income (loss) before income taxes	457,330	583,084	610,666
Income tax (benefit) expense	2,946	4,866	8,372
Net income (loss)	454,384	578,218	602,294
Net income attributable to noncontrolling interest	8,609	10,735	10,963
Net income (loss) attributable to WES (3)	$445,775	$567,483	$591,331
Key performance metrics (4)
Adjusted gross margin	$1,645,806	$1,376,478	$1,337,443
Adjusted EBITDA	1,205,761	1,060,988	1,028,208
Distributable cash flow	958,707	928,967	852,446

(1)
Revenues and other include amounts earned by WES from services provided to its affiliates, as well as from the sale of residue and NGLs to its affiliates. Operating expenses include amounts charged by WES affiliates for services, as well as reimbursement of amounts paid by affiliates to third parties on WES’s behalf. See Items Affecting the Comparability of Financial Results with WES within this Item 7 and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)	See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(3)	For reconciliations to comparable consolidated results of WGP, see Items Affecting the Comparability of Financial Results within this Item 7.

(4)
Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption How WES Evaluates Its Operations within this Item 7. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations–Reconciliation of non-GAAP measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2018” refer to the comparison of the year ended December 31, 2018, to the year ended December 31, 2017, and any increases or decreases “for the year ended December 31, 2017” refer to the comparison of the year ended December 31, 2017, to the year ended December 31, 2016.

Throughput

	Year Ended December 31,
	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation (1)	546	958	(43)%	1,537	(38)%
Processing (1)	3,205	2,563	25%	2,350	9%
Equity investment (2)	141	159	(11)%	177	(10)%
Total throughput for natural gas assets	3,892	3,680	6%	4,064	(9)%
Throughput attributable to noncontrolling interest for natural gas assets	90	105	(14)%	124	(15)%
Total throughput attributable to WES for natural gas assets	3,802	3,575	6%	3,940	(9)%
Throughput for crude oil, NGLs and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	146	71	106%	57	25%
Equity investment (3)	219	130	68%	127	2%
Total throughput for crude oil, NGLs and produced water assets	365	201	82%	184	9%

(1)
The combination of the DBM complex and DBJV and Haley systems, effective January 1, 2018, into a single complex now referred to as the “West Texas complex” resulted in DBJV and Haley systems throughput previously reported as “Gathering, treating and transportation” now being reported as “Processing.”

(2)	Represents WES’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput.

(3)
Represents WES’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, 33.33% share of average FRP throughput and 20% share of average Whitethorn throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 412 MMcf/d for the year ended December 31, 2018, primarily due to (i) the combination of the DBM complex and DBJV and Haley systems into a single complex now referred to as the “West Texas complex”, which resulted in DBJV and Haley systems throughput previously reported as “Gathering, treating and transportation” now being reported as “Processing” (decrease of 258 MMcf/d) and (ii) the divestiture of the Non-Operated Marcellus Interest as part of the Property Exchange in March 2017 (decrease of 158 MMcf/d).
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
Processing throughput increased by 642 MMcf/d for the year ended December 31, 2018, primarily due to (i) the combination of the DBM complex and DBJV and Haley systems into the West Texas complex, (ii) increased production in the areas around the DJ Basin and West Texas complexes, (iii) the start-up of Train VI at the West Texas complex in December 2017, (iv) increased throughput at the West Texas complex due to the acquisition of the Additional DBJV System Interest as part of the Property Exchange in March 2017 and (v) increased throughput at the MGR assets due to downtime in 2017. These increases were partially offset by lower throughput at the Chipeta complex due to downstream fractionation capacity constraints in the third quarter of 2018 and the expiration and non-renewal of a contract in September 2017.
Processing throughput increased by 213 MMcf/d for the year ended December 31, 2017, primarily due to the incident at the DBM complex in 2015, the start-up of Train IV and Train V at the DBM complex in May 2016 and October 2016, respectively, and increased production in the areas around the DJ Basin complex. These increases were partially offset by production declines in the areas around the Chipeta complex and MGR assets.
Equity investment throughput decreased by 18 MMcf/d for the year ended December 31, 2018, primarily due to decreased throughput at the Fort Union and Rendezvous systems due to production declines in the area, as well as throughput being diverted from the Fort Union system to other nearby systems.

Equity investment throughput decreased by 18 MMcf/d for the year ended December 31, 2017, primarily due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude oil, NGLs and produced water assets

Gathering, treating, transportation and disposal throughput increased by 75 MBbls/d for the year ended December 31, 2018, primarily due to increased throughput from the DBM water systems, which commenced operation during the second quarter of 2017.
Gathering, treating, transportation and disposal throughput increased by 14 MBbls/d for the year ended December 31, 2017, primarily due to throughput from the DBM water systems, which commenced operation during the second quarter of 2017, partially offset by decreased throughput at the Springfield oil gathering system due to production declines in the area.
Equity investment throughput increased by 89 MBbls/d for the year ended December 31, 2018, primarily due to (i) the acquisition of the interest in Whitethorn in June 2018 and (ii) increased volumes on TEP and FRP as a result of increased NGLs production in the DJ Basin area.
Equity investment throughput increased by 3 MBbls/d for the year ended December 31, 2017, primarily due to increased volumes on FRP and TEG as a result of increased NGLs production and an increase at the Mont Belvieu JV due to higher inlet throughput. These increases were partially offset by decreased throughput at White Cliffs as a result of a competitive pipeline commencing service in September 2016.

Service Revenues

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Service revenues – fee based	$1,609,245	$1,237,949	30%	$1,227,849	1%
Service revenues – product based	85,553	—	NM	—	NM
Total service revenues	$1,694,798	$1,237,949	37%	$1,227,849	1%

NM-Not Meaningful

Service revenues – fee based increased by $371.3 million for the year ended December 31, 2018, primarily due to increases of (i) $141.4 million at the West Texas complex due to increased throughput, (ii) $124.1 million at the DJ Basin complex due to increased throughput ($100.5 million) and a higher processing fee ($23.6 million) due to a new contract effective August 2017, (iii) $109.8 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7, and (iv) $25.2 million at the DBM water systems, which commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $22.1 million due to the divestiture of the Non-Operated Marcellus Interest as part of the Property Exchange in March 2017 and (ii) $10.4 million at the Springfield system due to a lower cost of service rate.
Service revenues – fee based increased by $10.1 million for the year ended December 31, 2017, primarily due to increases of (i) $88.7 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 7), (ii) $39.1 million at the DJ Basin complex due to a higher processing fee ($29.4 million) and increased throughput ($9.7 million) and (iii) $9.2 million at the DBM water systems, which commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $42.9 million due to the Property Exchange in March 2017, (ii) $31.7 million at the Springfield system and $14.0 million at the Chipeta complex due to throughput decreases, (iii) $16.0 million due to the sale of the Hugoton system in October 2016, (iv) $9.7 million at the Granger complex due to a lower processing fee and (v) $9.0 million at the Marcellus Interest systems due to decreased throughput.
Service revenues – product based increased by $85.6 million for the year ended December 31, 2018, due to the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7. Under Topic 606, certain of WES’s customer agreements result in revenues being recognized when the natural gas and/or NGLs are received from the customer as noncash consideration for the services provided. In addition, retained proceeds from sales of customer products where WES is acting as their agent are included in Service revenues – product based.

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Natural gas sales (1)	$84,572	$382,303	(78)%	$230,366	66%
NGLs sales (1)	209,420	607,630	(66)%	341,947	78%
Total Product sales	$293,992	$989,933	(70)%	$572,313	73%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$2.15	$2.92	(26)%	$2.51	16%
NGLs (per Bbl)	30.87	23.24	33%	19.96	16%

(1)
Includes the effects of WES’s commodity price swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016), excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Natural gas sales decreased by $297.7 million for the year ended December 31, 2018, primarily due to decreases of (i) $245.2 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7, (ii) $24.4 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes sold, (iii) $5.7 million due to a decrease in average price and $9.3 million due to the shutdown of the Kitty Draw gathering system, both at the Hilight system (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and (iv) $6.9 million at the DJ Basin complex due to a decrease in the swap market price, partially offset by an increase in bypass volumes.
Natural gas sales increased by $151.9 million for the year ended December 31, 2017, primarily due to increases of (i) $93.4 million at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 7) and (ii) $64.2 million at the DJ Basin complex due to an increase in the swap market price and volumes sold. These increases were partially offset by a decrease of $12.3 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
NGLs sales decreased by $398.2 million for the year ended December 31, 2018, primarily due to a decrease of $767.3 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7. This decrease was partially offset by increases of (i) $256.8 million at the West Texas complex due to an increase in volumes sold, partially offset by a decrease in average price, (ii) $57.9 million at the DJ Basin complex due to an increase in the swap market price and volumes sold, (iii) $23.8 million at the Brasada complex due to volumes sold under a new sales agreement beginning January 1, 2018, and (iv) $9.0 million at the DBM water systems, which commenced operation during the second quarter of 2017.
NGLs sales increased by $265.7 million for the year ended December 31, 2017, primarily due to increases of (i) $255.3 million at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 7), (ii) $46.3 million at the DJ Basin complex due to an increase in the swap market price and volumes sold and (iii) $15.3 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $64.5 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.

Other Revenues

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Other revenues	$1,486	$20,474	(93)%	$4,108	NM

For the year ended December 31, 2018, Other revenues decreased by $19.0 million, primarily due to deficiency fees of $8.8 million at the Chipeta complex and $7.2 million at the DBM water systems in 2017. Upon adoption of Topic 606 on January 1, 2018, deficiency fees are recorded as Service revenues – fee based in the consolidated statements of operations (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
For the year ended December 31, 2017, Other revenues increased by $16.4 million, primarily due to deficiency fees of $8.8 million at the Chipeta complex and $7.2 million at the DBM water systems in 2017.

Equity Income, Net – Affiliates

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Equity income, net – affiliates	$153,024	$85,194	80%	$78,717	8%

For the year ended December 31, 2018, Equity income, net – affiliates increased by $67.8 million, primarily due to (i) the acquisition of the interest in Whitethorn in June 2018 and (ii) increased volumes at the TEFR Interests. These increases were partially offset by a decrease in volumes at the Fort Union system.
For the year ended December 31, 2017, Equity income, net – affiliates increased by $6.5 million, primarily due to an increase in equity income from the Mont Belvieu JV due to product price increases and due to WES’s 14.81% share of an impairment loss determined by the managing partner of Fort Union in 2016.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
NGLs purchases (1)	$300,411	$527,298	(43)%	$238,660	121%
Residue purchases (1)	100,780	357,395	(72)%	231,722	54%
Other	30,730	24,000	28%	23,812	1%
Cost of product	431,921	908,693	(52)%	494,194	84%
Operation and maintenance	414,784	315,994	31%	308,010	3%
Total Cost of product and Operation and maintenance expenses	$846,705	$1,224,687	(31)%	$802,204	53%

(1)
For the years ended December 31, 2017 and 2016, includes the effects of WES’s commodity price swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016), excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

NGL purchases decreased by $226.9 million for the year ended December 31, 2018, primarily due to a decrease of $598.6 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7, partially offset by increases of (i) $269.5 million at the West Texas complex due to an increase in volumes purchased, (ii) $56.0 million at the DJ Basin complex due to an increase in average price and volumes purchased, (iii) $22.0 million at the Brasada complex due to volumes purchased under a new purchase agreement beginning January 1, 2018, and (iv) $8.8 million at the DBM water systems, which commenced operation during the second quarter of 2017.
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
Residue purchases decreased by $256.6 million for the year ended December 31, 2018, primarily due to decreases of (i) $230.5 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7, (ii) $14.1 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes purchased, (iii) $6.8 million at the MGR assets due to a decrease in average price and volumes purchased, and (iv) $5.0 million at the Hilight system due to a decrease in volumes purchased.
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
Other items increased by $6.7 million for the year ended December 31, 2018, primarily due to an increase of $20.9 million at the DJ Basin complex due to changes in affiliate contract terms in August 2017, partially offset by decreases of (i) $9.8 million from the adoption of Topic 606 as discussed under Items Affecting the Comparability of Financial Results with WES within this Item 7 and (ii) $7.3 million from changes in imbalance positions primarily at the West Texas complex.
Other items increased by $0.2 million for the year ended December 31, 2017, primarily due to changes in affiliate contract terms at the DJ Basin complex in 2017, partially offset by decreases at the DBM complex due to (i) fees paid in 2016 for rerouting volumes due to the incident at the DBM complex in 2015 and (ii) changes in imbalance positions.
Operation and maintenance expense increased by $98.8 million for the year ended December 31, 2018, primarily due to increases of (i) $62.2 million at the West Texas complex due to increases in salaries and wages, surface maintenance and plant repairs, utilities expense, and equipment rentals, (ii) $23.7 million at the DJ Basin complex due to increases in utilities expense, surface maintenance and plant repairs, and salaries and wages, and (iii) $8.8 million at the DBM water systems, which commenced operation during the second quarter of 2017.
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

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
General and administrative	$59,706	$47,796	25%	$45,591	5%
Property and other taxes	42,934	46,818	(8)%	40,145	17%
Depreciation and amortization	337,536	290,874	16%	272,933	7%
Impairments	228,338	178,374	28%	15,535	NM
Total other operating expenses	$668,514	$563,862	19%	$374,204	51%

General and administrative expenses increased by $11.9 million for the year ended December 31, 2018, primarily due to (i) legal and consulting fees incurred in 2018 and (ii) personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement. These increases were partially offset by a decrease in bad debt expense.
General and administrative expenses increased by $2.2 million for the year ended December 31, 2017, primarily due to (i) increases in personnel costs for which WES reimbursed Anadarko pursuant to the WES omnibus agreement and (ii) bad debt expense. These increases were partially offset by decreases in legal and consulting fees.
Property and other taxes decreased by $3.9 million for the year ended December 31, 2018, primarily due to ad valorem tax decreases of $5.7 million at the DJ Basin complex caused by revisions in estimated tax liabilities, offset by increases of $2.5 million at the West Texas complex.
Property and other taxes increased by $6.7 million for the year ended December 31, 2017, primarily due to ad valorem tax increases of $4.2 million at the DJ Basin complex, $1.8 million at the DBJV system and $1.7 million at the DBM complex.
Depreciation and amortization expense increased by $46.7 million for the year ended December 31, 2018, primarily due to increases of $30.4 million at the West Texas complex due to capital projects being placed into service and $17.1 million at the DJ Basin complex related to the shutdown of the Third Creek gathering system (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
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
Impairment expense for the year ended December 31, 2018, was primarily due to impairments of (i) $125.9 million at the Third Creek gathering system and $8.1 million at the Kitty Draw gathering system (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), (ii) $38.7 million at the Hilight system, (iii) $34.6 million at the MIGC system, (iv) $10.9 million at the GNB NGL pipeline and (v) $5.6 million at the Chipeta complex.
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
For further information on impairment expense for the periods presented, see Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Income – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Note receivable – Anadarko	$16,900	$16,900	—%	$16,900	—%
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%
Third parties
Long-term debt	$(199,322)	$(142,525)	40%	$(121,832)	17%
Amortization of debt issuance costs and commitment fees	(8,207)	(6,616)	24%	(6,398)	3%
Capitalized interest	23,521	6,826	NM	5,562	23%
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	(71)	(100)%	7,747	(101)%
Interest expense	$(184,008)	$(142,386)	29%	$(114,921)	24%

(1)
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $41.6 million for the year ended December 31, 2018, primarily due to (i) $46.3 million of interest incurred on the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 that were issued in March 2018 and (ii) $15.3 million of interest incurred on the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 that were issued in August 2018. These increases were partially offset by an increase in capitalized interest of $16.7 million, primarily due to continued construction and expansion at (i) the DJ Basin complex, including construction of the Latham processing plant beginning in 2018, and (ii) the West Texas complex, including construction of the Mentone processing plant beginning in the fourth quarter of 2017.
Interest expense increased by $27.5 million for the year ended December 31, 2017, primarily due to (i) accretion revisions in 2016 recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), (ii) $12.3 million of interest incurred on the 4.650% Senior Notes due 2026 issued in July 2016 and (iii) $8.7 million of interest incurred on the additional 5.450% Senior Notes due 2044 issued in October 2016. These increases were partially offset by an increase in capitalized interest of $1.3 million, primarily due to the construction of Train VI beginning in the fourth quarter of 2016 and the purchase of long-lead items associated with the Mentone plant, partially offset by a decrease due to the completion of Trains IV and V in May 2016 and October 2016, respectively, all located at the DBM complex.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Other income (expense), net	$(4,955)	$1,299	NM	$479	171%

Other income (expense), net decreased by $6.3 million for the year ended December 31, 2018, primarily due to a non-cash loss of $8.0 million on interest-rate swaps entered into in December 2018. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

Income Tax (Benefit) Expense

	Year Ended December 31,
thousands except percentages	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Income (loss) before income taxes	$457,330	$583,084	(22)%	$610,666	(5)%
Income tax (benefit) expense	2,946	4,866	(39)%	8,372	(42)%
Effective tax rate	1%	1%		1%

WES is not a taxable entity for U.S. federal income tax purposes. However, WES’s income apportionable to Texas is subject to Texas margin tax. For the years ended December 31, 2018 and 2017, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to WES’s share of Texas margin tax. For the year ended December 31, 2016, the variance from the federal statutory rate was primarily due to federal and state taxes on pre-acquisition income attributable to the WES assets acquired from Anadarko, and WES’s share of Texas margin tax.
Income attributable to the Springfield system prior to and including February 2016 was subject to federal and state income tax. Income earned on the Springfield system for periods subsequent to February 2016 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2018	2017	Inc/ (Dec)	2016	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$1,398,953	$1,222,632	14%	$1,194,877	2%
Adjusted gross margin for crude oil, NGLs and produced water assets (2)	246,853	153,846	60%	142,566	8%
Adjusted gross margin (3)	1,645,806	1,376,478	20%	1,337,443	3%
Adjusted gross margin per Mcf for natural gas assets (4)	1.01	0.94	7%	0.83	13%
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets (5)	1.85	2.10	(12)%	2.11	—%
Adjusted EBITDA (3)	1,205,761	1,060,988	14%	1,028,208	3%
Distributable cash flow (3)	958,707	928,967	3%	852,446	9%

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

(2)
Adjusted gross margin for crude oil, NGLs and produced water assets is calculated as total revenues and other for crude oil, NGLs and produced water assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for crude oil, NGLs and produced water assets, and plus distributions from WES’s equity investments in White Cliffs, the Mont Belvieu JV, the TEFR Interests and Whitethorn. See the reconciliation of Adjusted gross margin for crude oil, NGLs and produced water assets to its most comparable GAAP measure under How WES Evaluates Its Operations—Reconciliation of non-GAAP measures within this Item 7.

(3)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see How WES Evaluates Its Operations—Reconciliation of non-GAAP measures within this Item 7.

(4)	Average for period. Calculated as Adjusted gross margin for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(5)	Average for period. Calculated as Adjusted gross margin for crude oil, NGLs and produced water assets, divided by total throughput (MBbls/d) for crude oil, NGLs and produced water assets.

Adjusted gross margin. Adjusted gross margin increased by $269.3 million for the year ended December 31, 2018, primarily due to (i) increased throughput at the West Texas complex, (ii) increased throughput and a higher processing fee at the DJ Basin complex, (iii) the acquisition of the interest in Whitethorn in June 2018, (iv) the start-up of the DBM water systems during the second quarter of 2017, (v) the Property Exchange in March 2017, and (vi) a cost of service rate adjustment at the Springfield system in the fourth quarter of 2018 (see Revenue from contracts with customers (Topic 606) under Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). These increases were partially offset by a decrease due to the shutdown of the Kitty Draw gathering system (part of the Hilight system) in 2018 (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
Adjusted gross margin increased by $39.0 million for the year ended December 31, 2017, primarily due to (i) an increase in throughput at the DBM complex, (ii) an increase in processed volumes at the DJ Basin complex, and (iii) the start-up of the DBM water systems during the second quarter of 2017. These increases were partially offset by decreases from (i) the Property Exchange in March 2017, (ii) lower throughput at the Springfield and Marcellus Interest systems, (iii) the partial equity treatment of the above-market swap agreement at the MGR assets beginning January 1, 2017, and (iv) the sale of the Hugoton system in October 2016.
Adjusted gross margin per Mcf for natural gas assets increased by $0.07 for the year ended December 31, 2018, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average margin as compared to WES’s other natural gas assets, (ii) the Property Exchange in March 2017, and (iii) a cost of service rate adjustment at the Springfield gas gathering system in the fourth quarter of 2018.
Adjusted gross margin per Mcf for natural gas assets increased by $0.11 for the year ended December 31, 2017, primarily due to (i) the Property Exchange in March 2017 and (ii) increased throughput at the DBM and DJ Basin complexes.

Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets decreased by $0.25 for the year ended December 31, 2018, primarily due to increased throughput at the DBM water systems and the acquisition of the interest in Whitethorn in June 2018, which have lower margins per Bbl than WES’s other crude oil and NGLs assets. These decreases were partially offset by (i) higher distributions received from the TEFR Interests and the Mont Belvieu JV and (ii) a cost of service rate adjustment at the Springfield oil gathering system in the fourth quarter of 2018.
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets decreased by $0.01 for the year ended December 31, 2017, primarily due to (i) lower throughput at the Springfield oil gathering system and (ii) the start-up of the DBM water systems during the second quarter of 2017. These decreases were partially offset by higher distributions received from TEP.

Adjusted EBITDA. Adjusted EBITDA increased by $144.8 million for the year ended December 31, 2018, primarily due to (i) a $477.4 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $59.4 million increase in distributions from equity investments. These amounts were partially offset by (i) a $258.1 million decrease in total revenues and other, (ii) a $98.8 million increase in operation and maintenance expenses, (iii) a $29.9 million decrease in business interruption proceeds, and (iv) a $9.8 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $32.8 million for the year ended December 31, 2017, primarily due to (i) a $444.1 million increase in total revenues and other, (ii) a $13.6 million increase in business interruption proceeds, and (iii) a $7.0 million increase in distributions from equity investments. These amounts were partially offset by (i) a $414.5 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) an $8.0 million increase in operation and maintenance expenses, (iii) a $6.7 million increase in property and other tax expense, and (iv) a $2.8 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. Distributable cash flow increased by $29.7 million for the year ended December 31, 2018, primarily due to (i) a $144.8 million increase in Adjusted EBITDA and (ii) a $7.5 million decrease in WES Series A Preferred unit distributions. These amounts were partially offset by (i) a $58.4 million increase in net cash paid for interest expense, (ii) a $41.4 million increase in cash paid for maintenance capital expenditures, (iii) $14.6 million of customer billings less than the amount recognized as Service revenues – fee based, and (iv) a $6.9 million decrease in the above-market component of the swap agreements with Anadarko.
Distributable cash flow increased by $76.5 million for the year ended December 31, 2017, primarily due to (i) a $38.3 million decrease in WES Series A Preferred unit distributions, (ii) a $32.8 million increase in Adjusted EBITDA, (iii) a $13.9 million decrease in cash paid for maintenance capital expenditures, and (iv) a $12.7 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by a $20.9 million increase in net cash paid for interest expense.

LIQUIDITY AND CAPITAL RESOURCES

WES’s primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to its limited partners and to WES GP, and distributions to its noncontrolling interest owner. WES’s sources of liquidity as of December 31, 2018, included cash and cash equivalents, cash flows generated from operations, interest income on WES’s $260.0 million note receivable from Anadarko, available borrowing capacity under the WES RCF, and issuances of additional equity or debt securities. WES believes that cash flows generated from these sources will be sufficient to satisfy its short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on its results of operations, financial condition, capital requirements and other factors and will be determined by WES GP’s Board of Directors on a quarterly basis. Due to WES’s cash distribution policy, WES expects to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, WES may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the WES RCF to pay distributions or fund other short-term working capital requirements.

WES has made cash distributions to its unitholders each quarter since its IPO and has increased its quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of WES GP declared a cash distribution to WES unitholders for the fourth quarter of 2018 of $0.980 per unit, or $234.8 million in aggregate, including incentive distributions, but excluding distributions on WES’s Class C units. The cash distribution was paid on February 13, 2019, to WES unitholders of record at the close of business on February 1, 2019. In connection with the closing of the DBM acquisition in November 2014, WES issued Class C units that will receive distributions in the form of additional Class C units until the earlier of (i) the consummation of the Merger or (ii) March 1, 2020, unless WES elects to convert such units earlier or Anadarko extends the conversion date (see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). The Class C unit distribution, if paid in cash, would have been $14.1 million for the fourth quarter of 2018.
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

Working capital. As of December 31, 2018, WES had a $174.1 million working capital deficit, which it defines as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, WES’s customers, and the level and timing of its spending for maintenance and expansion activity. WES’s working capital deficit as of December 31, 2018, was primarily due to (i) the costs incurred related to continued construction and expansion at the West Texas and DJ Basin complexes and (ii) system shutdowns at the Kitty Draw gathering system (part of the Hilight system) and Third Creek gathering system (part of the DJ Basin complex). See Note 1—Summary of Significant Accounting Policies and Note 11—Components of Working Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. As of December 31, 2018, WES had $1.3 billion available for borrowing under the WES RCF. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. WES’s capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2018	2017	2016
Acquisitions	$162,112	$159,208	$716,465

Expansion capital expenditures	$1,102,766	$623,674	$410,221
Maintenance capital expenditures	91,130	49,964	63,637
Total capital expenditures (1) (2)	$1,193,896	$673,638	$473,858

Capital incurred (2)	$1,185,682	$798,694	$491,349

(1)	Capital expenditures for the years ended December 31, 2017 and 2016, are presented net of $1.4 million and $6.1 million, respectively, of contributions in aid of construction costs from affiliates.

(2)	For the years ended December 31, 2018, 2017 and 2016, included $22.1 million, $6.8 million and $5.6 million, respectively, of capitalized interest.

Acquisitions during 2018 included a 20% interest in Whitethorn, a 15% interest in Cactus II and equipment purchases from Anadarko. Acquisitions during 2017 included the Additional DBJV System Interest and equipment purchases from Anadarko. Acquisitions during 2016 included Springfield and equipment purchases from Anadarko. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Capital expenditures, excluding acquisitions, increased by $520.3 million for the year ended December 31, 2018. Expansion capital expenditures increased by $479.1 million (including a $15.3 million increase in capitalized interest) for the year ended December 31, 2018, primarily due to increases of $271.7 million at the West Texas complex and $216.2 million at the DJ Basin complex, primarily due to pipe, compression and processing projects. These increases were partially offset by a decrease of $12.8 million at the DBM water systems, which commenced operation during the second quarter of 2017. Maintenance capital expenditures increased by $41.2 million for the year ended December 31, 2018, primarily due to increases at the DJ Basin and West Texas complexes.
Capital expenditures, excluding acquisitions, increased by $199.8 million for the year ended December 31, 2017. Expansion capital expenditures increased by $213.5 million (including a $1.3 million increase in capitalized interest) for the year ended December 31, 2017, primarily due to (i) increases of $176.5 million at the DBJV system and $70.2 million at the DJ Basin complex, both due to pipe and compression projects, and (ii) an increase of $50.2 million due to the construction of the DBM water systems. These increases were partially offset by a decrease of $77.5 million at the DBM complex. Maintenance capital expenditures decreased by $13.7 million for the year ended December 31, 2017, primarily due to the Property Exchange in March 2017 and decreases at the DBM complex due to repairs made in 2016 as a result of the incident in 2015. These decreases were partially offset by increases at the Hilight and Haley systems.
For the year ending December 31, 2019, WES estimates that its total capital expenditures will be between $1.3 billion to $1.4 billion (excluding acquisitions and including its 75% share of Chipeta’s capital expenditures, equity investments and the 30% interest in Red Bluff Express Pipeline, LLC WES closed on in January 2019) and its maintenance capital expenditures will be between $110 million to $120 million.

WES’s historical cash flow. The following table and discussion present a summary of WES’s net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2018	2017	2016
Net cash provided by (used in):
Operating activities	$1,020,634	$901,495	$917,585
Investing activities	(1,459,798)	(763,604)	(1,105,534)
Financing activities	450,798	(417,002)	447,841
Net increase (decrease) in cash and cash equivalents	$11,634	$(279,111)	$259,892

Operating Activities. Net cash provided by operating activities increased for the year ended December 31, 2018, primarily due to the impact of changes in working capital items and increases in distributions from equity investments. Net cash provided by operating activities decreased for the year ended December 31, 2017, primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 7 for a discussion of WES’s results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018, included the following:

•	$1.2 billion of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes;

•	$161.9 million of cash paid for the acquisitions of the interests in Whitethorn and Cactus II;

•	$133.3 million of capital contributions paid to Cactus II, the TEFR Interests, Whitethorn and White Cliffs for construction activities; and

•	$25.6 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2017, included the following:

•
$673.6 million of capital expenditures, net of $1.4 million of contributions in aid of construction costs from affiliates, primarily related to construction and expansion at the DBJV system and the DBM and DJ Basin complexes and the construction of the DBM water systems;

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•	$23.3 million of net proceeds from the sale of the Helper and Clawson systems in Utah;

•	$23.1 million of distributions received from equity investments in excess of cumulative earnings;

•	$23.0 million of proceeds from property insurance claims attributable to the incident at the DBM complex in 2015; and

•	$3.9 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$473.9 million of capital expenditures, net of $6.1 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$45.1 million of net proceeds from the sale of the Hugoton system in Southwest Kansas and Oklahoma;

•	$21.2 million of distributions received from equity investments in excess of cumulative earnings;

•	$17.5 million of proceeds from property insurance claims attributable to the incident at the DBM complex in 2015; and

•	$4.0 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018, included the following:

•
$1.08 billion of net proceeds from WES’s offering of the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 in March 2018, after underwriting and original issue discounts and offering costs, which were used to repay amounts outstanding under the WES RCF and for WES’s general partnership purposes, including to fund capital expenditures;

•	$893.6 million of distributions paid to WES unitholders;

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

•	$690.0 million of repayments of outstanding borrowings under the WES RCF;

•	$534.2 million of borrowings under the WES RCF, net of extension and amendment costs, which were used for WES’s general partnership purposes, including to fund capital expenditures;

•	$350.0 million of principal repayment on WES’s maturing 2.600% Senior Notes due August 2018;

•	$51.6 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$13.5 million of distributions paid to the noncontrolling interest owner of Chipeta; and

•	$3.4 million of issuance costs incurred in connection with the WES 364-day Facility.

Net cash used in financing activities for the year ended December 31, 2017, included the following:

•	$801.3 million of distributions paid to WES unitholders;

•	$370.0 million of borrowings under the WES RCF, which were used for WES’s general partnership purposes, including funding of capital expenditures;

•	$58.6 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$37.3 million of cash paid to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko; and

•	$13.6 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the year ended December 31, 2016, included the following:

•	$900.0 million of repayments of outstanding borrowings under the WES RCF;

•	$671.9 million of distributions paid to WES unitholders;

•
$599.3 million of borrowings under the WES RCF, net of extension costs, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•
$494.6 million of net proceeds from WES’s offering of the 4.650% Senior Notes due 2026 in July 2016, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under the WES RCF;

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

•
$203.3 million of net proceeds from WES’s offering of the additional 5.450% Senior Notes due 2044 in October 2016, after underwriting discounts and original issue premium and offering costs, all of which was used to repay amounts then outstanding under the WES RCF and for WES’s general partnership purposes, including capital expenditures;

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

Debt and credit facilities. As of December 31, 2018, the carrying value of WES’s outstanding debt was $4.8 billion. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
At December 31, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of December 31, 2018, WES had $220.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.3 billion available for borrowing under the WES RCF. At December 31, 2018, the interest rate on the WES RCF was 3.74% and the facility fee rate was 0.20%. At December 31, 2018, WES was in compliance with all covenants under the WES RCF.
In December 2018, WES entered into an amendment to the WES RCF for (i) subject to the consummation of the Merger (see Executive Summary–Merger transactions within this Item 7), an increase to the size of the WES RCF to $2.0 billion, while leaving the $0.5 billion accordion feature of the WES RCF unexercised, and (ii) effective on February 15, 2019, the exercise of one of WES’s one-year extension options to extend the maturity date of the WES RCF to February 2024.
All of WES’s notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES GP for WES’s long-term debt and/or borrowings under the WES RCF.

WES 364-day Facility. In December 2018, WES entered into the $2.0 billion 364-day Facility, the proceeds of which will be used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Executive Summary–Merger transactions within this Item 7). The WES 364-day Facility will mature on the day prior to the one-year anniversary of the completion of the Merger, and will bear interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the WES 364-day Facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES’s senior unsecured debt rating. WES is also required to pay a ticking fee of 0.175% on the commitment amount beginning 90 days after the effective date of the credit agreement through the date of funding under the WES 364-day Facility.
Funding of the WES 364-day Facility is conditioned upon the consummation of the Merger and net cash proceeds received from future asset sales and debt or equity offerings by WES must be used to repay amounts outstanding under the facility. The WES 364-day Facility contains covenants and customary events of default that are substantially similar to those contained in the WES RCF.

Interest-rate swaps. In December 2018, WES entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million to manage interest rate risk associated with anticipated 2019 debt issuances. Pursuant to these swap agreements, WES exchanged a floating interest rate indexed to the three-month LIBOR for a fixed interest rate. Depending on market conditions, liability management actions or other factors, WES may settle or amend certain or all of the currently outstanding interest-rate swaps.
WES does not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the year ended December 31, 2018, WES recognized a non-cash loss of $8.0 million, which is included in Other income (expense), net in the consolidated statements of operations. The fair value of the interest-rate swaps as of December 31, 2018, was an $8.0 million liability, which is reported in Accrued liabilities on the consolidated balance sheets. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

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

Securities. WES may issue an indeterminate amount of common units and various debt securities under its effective shelf registration statement on file with the SEC. WES may also issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of offering. As of December 31, 2018, WES had issued no common units under the registration statement associated with the $500.0 million COP. Upon the consummation of the Merger (see Executive Summary–Merger transactions within this Item 7), WES will terminate the registration statement relating to the $500.0 million COP and, therefore, WES common units will no longer be available for issuance thereunder.

Credit risk. As stated above, our assets consist solely of ownership interests in WES. Accordingly, we are dependent upon WES’s ability to pay cash distributions to us. WES bears credit risk through its exposure to non-payment or non-performance by its counterparties, including Anadarko, financial institutions, customers and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to WES for services rendered or volumes owed pursuant to gas imbalance agreements. WES examines and monitors the creditworthiness of third-party customers and may establish credit limits for third-party customers. A substantial portion of WES’s throughput, however, comes from producers, including Anadarko, that have investment-grade ratings.
WES does not, however, maintain a credit limit with respect to Anadarko. Consequently, WES is subject to the risk of non-payment or late payment by Anadarko for gathering, processing, transportation and disposal fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
WES expects its exposure to concentrated risk of non-payment or non-performance to continue for as long as it remains substantially dependent on Anadarko for its revenues. Additionally, WES is exposed to credit risk on the note receivable from Anadarko. WES is also party to agreements with Anadarko under which Anadarko is required to indemnify WES for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
WES’s ability to make distributions to its unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of its gathering, processing, transportation and disposal agreements, WES’s natural gas and NGLs purchase agreements, Anadarko’s note payable to WES, the WES omnibus agreement, the services and secondment agreement, or the contribution agreements.

CONTRACTUAL OBLIGATIONS

The following is a summary of WES’s contractual cash obligations as of December 31, 2018. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2019.

	Obligations by Period
thousands	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt
Principal	$—	$—	$500,000	$670,000	$220,000	$3,450,000	$4,840,000
Interest	231,068	231,068	214,420	204,019	170,079	2,303,819	3,354,473
Asset retirement obligations	25,938	28,111	6,297	—	—	225,568	285,914
Capital expenditures	85,346	—	—	—	—	—	85,346
Credit facility fees	3,100	3,100	3,100	3,100	396	—	12,796
Environmental obligations	863	292	291	109	110	—	1,665
Operating leases	8,711	2,236	460	467	473	1,547	13,894
Total	$355,026	$264,807	$724,568	$877,695	$391,058	$5,980,934	$8,594,088

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settlement. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to WES expansion projects. WES has other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Credit facility fees. For additional information on credit facility fees required under the WES RCF, see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Environmental obligations. WGP, through its partnership interests in WES, is subject to various environmental remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. WES regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in its recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices and equipment supporting WES’s operations, for which it charges WES rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the WES omnibus agreement. See Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we and WES enter into from time to time, see Note 6—Transactions with Affiliates and Note 14—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of property, plant and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes, revenues and fair values. On an annual basis, as determined by the specific agreement, management reviews and updates certain gathering rates that are based on cost of service agreements. These cost of service gathering rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses, among others. See Contract balances in Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. WES’s management considers the following to be its most critical accounting estimates that involve judgment and discusses the selection and development of these estimates with WES GP’s Audit Committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
In assessing long-lived assets for impairments, WES’s management evaluates changes in its business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of WES’s revenues arises from gathering, processing and transporting production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect WES’s operations, may necessitate assessment of the carrying amount of its affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by WES’s customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. See Note 8—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2018, 2017 and 2016.

Fair value. Among other things, management estimates fair value (i) of long-lived assets for impairment testing, (ii) of reporting units for goodwill impairment testing when necessary, (iii) of assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, (iv) for the initial measurement of asset retirement obligations, (v) for the initial measurement of environmental obligations assumed in a third-party acquisition and (vi) of interest-rate swaps. When WES’s management is required to measure fair value and there is not a market-observable price for the asset or liability or a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiples approach uses management’s best assumptions regarding expectations of projected EBITDA and the multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in WES’s business plans and investment decisions. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of WES’s processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, WES receives a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, WES keeps 100% of the NGLs produced and the processed natural gas, or value of the natural gas, is returned to the producer, and because some of the gas is used and removed during processing, WES compensates the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
For the year ended December 31, 2018, 89% of WES’s wellhead natural gas volumes (excluding equity investments) and 100% of WES’s crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on WES’s operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of imbalances described below.
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

Interest rate risk. The FOMC raised its target range for the federal funds rate three separate times during 2017 and four times during 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of December 31, 2018, WGP had $28.0 million in outstanding borrowings under the WGP RCF and WES had $220.0 million in outstanding borrowings under the WES RCF. The WGP RCF and WES RCF each bear interest at a rate based on LIBOR or an alternative base rate at WGP’s or WES’s option, respectively. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on outstanding borrowings under the WES RCF and WGP RCF, it would impact the fair value of the Senior Notes at December 31, 2018.
In December 2018, WES entered into interest-rate swap agreements to manage interest rate risk associated with anticipated 2019 debt issuances. At December 31, 2018, WES had a net derivative liability position of $8.0 million related to interest-rate swaps. A 10% increase or decrease in the LIBOR interest rate curve would change the aggregate fair value of outstanding interest-rate swap agreements by $23.2 million. However, any change in the interest rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with anticipated 2019 debt issuances. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Additional variable-rate debt may be incurred in the future, either under the WES RCF, the WES 364-day Facility, the WGP RCF or other financing sources, including commercial bank borrowings or debt issuances.

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
Management assessed the effectiveness of WGP’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded WGP’s internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, WGP’s independent registered public accounting firm, has issued an attestation report on the effectiveness of WGP’s internal control over financial reporting as of December 31, 2018.

/s/ Robin H. Fielder
Robin H. Fielder President and Chief Executive Officer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

February 20, 2019

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

Opinion on Internal Control Over Financial Reporting

We have audited Western Gas Equity Partners, LP’s (the Partnership) and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Western Gas Equity Partners, LP and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

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
February 20, 2019

WESTERN GAS EQUITY PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders
Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Gas Equity Partners, LP (the Partnership) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606 Revenue from Contracts with Customers.

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
Houston, Texas
February 20, 2019

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2018	2017	2016
Revenues and other – affiliates
Service revenues – fee based	$793,594	$656,795	$750,087
Service revenues – product based	2,248	—	—
Product sales	272,018	692,447	478,145
Other	—	16,076	—
Total revenues and other – affiliates	1,067,860	1,365,318	1,228,232
Revenues and other – third parties
Service revenues – fee based	815,651	581,154	477,762
Service revenues – product based	83,305	—	—
Product sales	21,974	297,486	94,168
Other	1,486	4,398	4,108
Total revenues and other – third parties	922,416	883,038	576,038
Total revenues and other	1,990,276	2,248,356	1,804,270
Equity income, net – affiliates	153,024	85,194	78,717
Operating expenses
Cost of product (1)	431,921	908,693	494,194
Operation and maintenance (1)	414,784	315,994	308,010
General and administrative (1)	63,735	50,668	49,248
Property and other taxes	42,934	46,818	40,161
Depreciation and amortization	337,536	290,874	272,933
Impairments	228,338	178,374	15,535
Total operating expenses	1,519,248	1,791,421	1,180,081
Gain (loss) on divestiture and other, net (2)	1,312	132,388	(14,641)
Proceeds from business interruption insurance claims	—	29,882	16,270
Operating income (loss)	625,364	704,399	704,535
Interest income – affiliates	16,900	16,900	16,900
Interest expense (3)	(186,043)	(144,615)	(116,628)
Other income (expense), net	(4,763)	1,384	545
Income (loss) before income taxes	451,458	578,068	605,352
Income tax expense (benefit)	2,946	4,866	8,372
Net income (loss)	448,512	573,202	596,980
Net income (loss) attributable to noncontrolling interests	79,083	196,595	251,208
Net income (loss) attributable to Western Gas Equity Partners, LP	$369,429	$376,607	$345,772
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Equity Partners, LP	$369,429	$376,607	$345,772
Pre-acquisition net (income) loss allocated to Anadarko	—	—	(11,326)
Limited partners’ interest in net income (loss)	369,429	376,607	334,446
Net income (loss) per common unit – basic and diluted	$1.69	$1.72	$1.53
Weighted-average common units outstanding – basic and diluted	218,936	218,931	218,922

(1)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $193.7 million, $86.0 million and $80.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Operation and maintenance includes charges from affiliates of $98.8 million, $72.5 million and $72.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. General and administrative includes charges from affiliates of $46.2 million, $39.9 million and $38.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 6.

(2)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2017. See Note 1.

(3)	Includes affiliate (as defined in Note 1) amounts of zero, $(0.1) million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 3 and Note 13.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$92,142	$79,588
Accounts receivable, net (1)	216,892	160,239
Other current assets (2)	26,790	15,383
Total current assets	335,824	255,210
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	9,250,228	7,864,535
Less accumulated depreciation	2,638,155	2,133,644
Net property, plant and equipment	6,612,073	5,730,891
Goodwill	416,160	416,160
Other intangible assets	746,804	775,269
Equity investments	845,279	566,211
Other assets	22,503	12,570
Total assets	$9,238,643	$8,016,311
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$350,325	$349,801
Short-term debt	28,000	—
Accrued ad valorem taxes	29,336	26,633
Accrued liabilities (3)	129,196	47,992
Total current liabilities	536,857	424,426
Long-term liabilities
Long-term debt	4,787,381	3,492,712
Deferred income taxes	9,697	7,409
Asset retirement obligations	259,976	143,394
Other liabilities (4)	140,067	3,491
Total long-term liabilities	5,197,121	3,647,006
Total liabilities	5,733,978	4,071,432
Equity and partners’ capital
Common units (218,937,797 and 218,933,141 units issued and outstanding at December 31, 2018 and 2017, respectively)	951,888	1,061,125
Total partners’ capital	951,888	1,061,125
Noncontrolling interests	2,552,777	2,883,754
Total equity and partners’ capital	3,504,665	3,944,879
Total liabilities, equity and partners’ capital	$9,238,643	$8,016,311

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $72.6 million and $36.1 million as of December 31, 2018 and 2017, respectively.

(2)	Other current assets includes affiliate amounts of $3.7 million and zero as of December 31, 2018 and 2017, respectively.

(3)	Accrued liabilities includes affiliate amounts of $2.4 million and $0.2 million as of December 31, 2018 and 2017, respectively.

(4)	Other liabilities includes affiliate amounts of $55.7 million and $0.7 million as of December 31, 2018 and 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2015	$430,598	$1,060,842	$2,428,658	$3,920,098
Net income (loss)	11,326	334,446	251,208	596,980
Above-market component of swap agreements with Anadarko (1)	—	45,820	—	45,820
WES equity transactions, net (2)	—	(4,180)	4,180	—
WES issuance of Series A Preferred units, net of offering expenses	—	—	686,937	686,937
Distributions to Chipeta noncontrolling interest owner	—	—	(13,784)	(13,784)
Distributions to noncontrolling interest owners of WES	—	—	(294,841)	(294,841)
Distributions to WGP unitholders	—	(374,082)	—	(374,082)
Acquisitions from affiliates	(553,833)	(158,667)	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (3)	—	139,487	—	139,487
Contributions of equity-based compensation to WES by Anadarko	—	4,170	—	4,170
Net pre-acquisition contributions from (distributions to) Anadarko	(23,491)	—	—	(23,491)
Net contributions from (distributions to) Anadarko of other assets	—	(581)	—	(581)
Elimination of net deferred tax liabilities	135,400	—	—	135,400
Other	—	888	265	1,153
Balance at December 31, 2016	$—	$1,048,143	$3,062,623	$4,110,766
Net income (loss)	—	376,607	196,595	573,202
Above-market component of swap agreements with Anadarko (1)	—	58,551	—	58,551
WES equity transactions, net (2)	—	6,615	(6,798)	(183)
Distributions to Chipeta noncontrolling interest owner	—	—	(13,569)	(13,569)
Distributions to noncontrolling interest owners of WES	—	—	(355,623)	(355,623)
Distributions to WGP unitholders	—	(441,967)	—	(441,967)
Acquisitions from affiliates	(1,263)	1,263	—	—
Revision to Deferred purchase price obligation – Anadarko (3)	—	4,165	—	4,165
Contributions of equity-based compensation to WES by Anadarko	—	4,587	—	4,587
Net pre-acquisition contributions from (distributions to) Anadarko	1,263	—	—	1,263
Net contributions from (distributions to) Anadarko of other assets	—	3,189	—	3,189
Other	—	(28)	526	498
Balance at December 31, 2017	$—	$1,061,125	$2,883,754	$3,944,879
Cumulative effect of accounting change (4)	—	(14,200)	(30,179)	(44,379)
Net income (loss)	—	369,429	79,083	448,512
Above-market component of swap agreements with Anadarko (1)	—	51,618	—	51,618
WES equity transactions, net (2)	—	(19,577)	19,577	—
Distributions to Chipeta noncontrolling interest owner	—	—	(13,529)	(13,529)
Distributions to noncontrolling interest owners of WES	—	—	(386,326)	(386,326)
Distributions to WGP unitholders	—	(502,457)	—	(502,457)
Contributions of equity-based compensation to WES by Anadarko	—	5,741	—	5,741
Other	—	209	397	606
Balance at December 31, 2018	$—	$951,888	$2,552,777	$3,504,665

(1)	See Note 6.

(2)
For the year ended December 31, 2018, includes the impact of the cumulative effect of accounting change in WES’s consolidated statement of equity and partners’ capital. For the year ended December 31, 2017, includes the impact of WES’s (as defined in Note 1) equity offerings as described in Note 5. The $(19.6) million, $6.6 million and $(4.2) million increase (decrease) to partners’ capital, together with net income (loss) attributable to Western Gas Equity Partners, LP, totaled $349.9 million, $383.2 million and $341.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	See Note 3.

(4)	See Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS EQUITY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$448,512	$573,202	$596,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	337,536	290,874	272,933
Impairments	228,338	178,374	15,535
Non-cash equity-based compensation expense	6,431	5,169	4,986
Deferred income taxes	2,466	2,458	2,555
Accretion and amortization of long-term obligations, net	5,943	4,932	(3,262)
Equity income, net – affiliates	(153,024)	(85,194)	(78,717)
Distributions from equity investment earnings – affiliates	144,299	87,380	82,185
(Gain) loss on divestiture and other, net (1)	(1,312)	(132,388)	14,641
(Gain) loss on interest-rate swaps	7,972	—	—
Lower of cost or market inventory adjustments	752	145	168
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(56,707)	(16,195)	(48,998)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	31,903	(6,919)	58,365
Change in other items, net	13,586	(4,426)	(4,295)
Net cash provided by operating activities	1,016,695	897,412	913,076
Cash flows from investing activities
Capital expenditures	(1,193,896)	(675,025)	(479,993)
Contributions in aid of construction costs from affiliates	—	1,387	6,135
Acquisitions from affiliates	(254)	(3,910)	(716,465)
Acquisitions from third parties	(161,858)	(155,298)	—
Investments in equity affiliates	(133,335)	(384)	(27)
Distributions from equity investments in excess of cumulative earnings – affiliates	25,607	23,085	21,238
Proceeds from the sale of assets to affiliates	—	—	623
Proceeds from the sale of assets to third parties	3,938	23,564	45,490
Proceeds from property insurance claims	—	22,977	17,465
Net cash used in investing activities	(1,459,798)	(763,604)	(1,105,534)
Cash flows from financing activities
Borrowings, net of debt issuance costs	2,349,557	369,989	1,323,198
Repayments of debt	(1,040,000)	—	(900,000)
Settlement of the Deferred purchase price obligation – Anadarko (2)	—	(37,346)	—
Increase (decrease) in outstanding checks	(3,206)	5,593	2,079
Proceeds from the issuance of WES common units, net of offering expenses	—	(183)	—
Proceeds from the issuance of WES Series A Preferred units, net of offering expenses	—	—	686,937
Distributions to WGP unitholders (3)	(502,457)	(441,967)	(374,082)
Distributions to Chipeta noncontrolling interest owner	(13,529)	(13,569)	(13,784)
Distributions to noncontrolling interest owners of WES	(386,326)	(355,623)	(294,841)
Net contributions from (distributions to) Anadarko	—	1,263	(23,491)
Above-market component of swap agreements with Anadarko (3)	51,618	58,551	45,820
Net cash provided by (used in) financing activities	455,657	(413,292)	451,836
Net increase (decrease) in cash and cash equivalents	12,554	(279,484)	259,378
Cash and cash equivalents at beginning of period	79,588	359,072	99,694
Cash and cash equivalents at end of period	$92,142	$79,588	$359,072
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko (2)	$—	$(4,094)	$(147,234)
Net distributions to (contributions from) Anadarko of other assets (4)	—	(3,189)	581
Interest paid, net of capitalized interest	149,678	138,871	107,657
Taxes paid (reimbursements received)	2,408	1,194	838
Accrued capital expenditures	196,095	204,309	79,253
Fair value of properties and equipment from non-cash third party transactions (2)	—	551,453	—

(1)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2017. See Note 1.

(2)	See Note 3.

(3)	See Note 6.

(4)	Includes $(1.4) million related to pipe and equipment purchases and $(1.8) million related to other assets for the year ended December 31, 2017. See Note 6.

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
For purposes of these consolidated financial statements, “WGP” refers to Western Gas Equity Partners, LP in its individual capacity or to Western Gas Equity Partners, LP and its subsidiaries, including Western Gas Holdings, LLC and WES, as the context requires. “WES GP” refers to Western Gas Holdings, LLC, individually as the general partner of WES, and excludes WES. WGP’s general partner, Western Gas Equity Holdings, LLC (“WGP GP”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. WES GP owns all of the general partner interest in WES, which constitutes substantially all of its business, which primarily is to manage the affairs and operations of WES. Refer to Note 5 for a discussion of WGP’s holdings of WES equity. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding WGP and WGP GP, and “affiliates” refers to subsidiaries of Anadarko, excluding WGP, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”) and Cactus II Pipeline LLC (“Cactus II”). See Note 3. The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant. The “West Texas complex” refers to the Delaware Basin Midstream, LLC (“DBM”) complex and DBJV and Haley systems, all of which were combined into a single complex effective January 1, 2018.
WES is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, WES also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. WES provides these midstream services for Anadarko, as well as for third-party customers. As of December 31, 2018, WES’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	12	2	3	2
Treating facilities	14	3	—	3
Natural gas processing plants/trains	21	3	—	2
NGLs pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	2

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. Mentone Train I, a processing train that is part of the West Texas complex, commenced operation in the fourth quarter of 2018. Mentone Train II, a second processing train that is part of the West Texas complex, is expected to commence operation in the first quarter of 2019.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Merger transactions. On November 7, 2018, WGP, WES, Anadarko and certain of their affiliates entered into a Contribution Agreement and Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WGP, will merge with and into WES, with WES continuing as the surviving entity and a subsidiary of WGP (the “Merger”). Upon closing of the Merger which is expected to occur in the first quarter of 2019, the common units of WES will no longer be publicly traded and will cease to trade on the NYSE under the symbol “WES.” The common units of WGP will begin trading on the NYSE under the symbol “WES” and WGP will change its name to Western Midstream Partners, LP.
The Merger Agreement also provides that WGP, WES and Anadarko will, and will cause their respective affiliates to, cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) will contribute to WES all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and Delaware Basin Midstream, LLC (each wholly owned by WES) in exchange for aggregate consideration of $1.814 billion in cash from WES, minus the outstanding amount payable pursuant to an intercompany note (“APCWH Note Payable”) to be assumed by WES in connection with the transaction, and 45,760,201 WES common units; (2) APC Midstream Holdings, LLC (“AMH”) will sell to WES its interests in Saddlehorn Pipeline Company, LLC and Panola Pipeline Company, LLC in exchange for aggregate consideration of $193.9 million in cash; (3) WES will contribute cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time to APCWH, and APCWH will pay such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) WES Class C units will convert into WES common units on a one-for-one basis; and (5) WES and WES GP will cause the conversion of the incentive distribution rights (“IDRs”) and the 2,583,068 general partner units in WES held by WES GP into a non-economic general partner interest in WES and 105,624,704 WES common units. The 45,760,201 WES common units to be issued to the Contributing Parties, less 6,375,284 WES common units to be retained by WGRAH, will be converted into the right to receive an aggregate of 55,360,984 WGP common units upon the consummation of the Merger. See Note 13 for additional information.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation. The following table outlines WES’s ownership interests and the accounting method of consolidation used in WES’s consolidated financial statements for entities not wholly owned:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10.00%
Rendezvous	22.00%
Mont Belvieu JV	25.00%
TEP	20.00%
TEG	20.00%
FRP	33.33%
Whitethorn	20.00%
Cactus II	15.00%
Proportionate consolidation (2)
Marcellus Interest systems	33.75%
Springfield system	50.10%
Full consolidation
Chipeta (3)	75.00%

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adjustments to previously issued financial statements. WGP’s consolidated statements of operations for the year ended December 31, 2018, include adjustments to revenue and cost of product expense of the following amounts: (i) $42.6 million increase in Service revenues - fee based, (ii) $13.8 million increase in Product sales and (iii) $56.4 million increase in Cost of product; all of which relate to the nine months ended September 30, 2018. During the third quarter of 2018, management determined that under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) adopted on January 1, 2018, WES’s marketing affiliate was acting as WES’s agent in certain product sales transactions on behalf of WES and in performing marketing services on behalf of WES’s customers. The adjustments have no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows or any non-GAAP metric WES uses to evaluate its operations (see How WES Evaluates Its Operations under Part II, Item 7 of this Form 10-K) and are not considered material to the results of operations for the year ended December 31, 2018. WGP will revise its previously reported unaudited financial statements for the 2018 interim periods to reflect the adjustments in future filings.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Presentation of WES assets. The term “WES assets” includes both the assets indirectly owned and the interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2018 (see Note 10). Because WGP owns the entire interest in and controls WES GP, and WGP GP is controlled by Anadarko, each of WES’s acquisitions of WES assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, WES assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by WES. Further, after an acquisition of assets from Anadarko, WES and WGP (by virtue of its consolidation of WES) are required to recast their financial statements to include the activities of such WES assets from the date of common control.
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

Shutdown of gathering systems. In May 2018, after assessing a number of factors, with safety and protection of the environment as the primary focus, WES decided to take the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex) permanently out of service. Results for the year ended December 31, 2018, reflect (i) an accrual of $10.9 million in anticipated costs associated with the shutdown of the systems, recorded as a reduction in affiliate Product sales in the consolidated statements of operations and (ii) impairment expense of $134.0 million associated with reducing the net book value of the gathering systems and increasing the asset retirement obligation.

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

Allowance for uncollectible accounts. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and WES may establish credit limits for significant third-party customers. The allowance for uncollectible accounts was immaterial at December 31, 2018 and 2017.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into WES’s systems and volumes delivered by WES to customers. Volumes owed to or by WES that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by WES are valued at WES’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2018, imbalance receivables and payables were $8.9 million and $9.5 million, respectively. As of December 31, 2017, imbalance receivables and payables were $1.6 million and $2.9 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

Inventory. The cost of NGLs inventories is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or net realizable value and is reported in Other current assets on the consolidated balance sheets. See Note 11.

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
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 8 for a description of impairments recorded during the years ended December 31, 2018, 2017 and 2016.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized interest. Interest is capitalized as part of the historical cost of constructing assets for significant projects that are in progress. Capitalized interest is determined by multiplying WES’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred during the period. Once the construction of an asset subject to interest capitalization is completed and the asset is placed in service, the associated capitalized interest is expensed through depreciation or impairment, together with other capitalized costs related to that asset.

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the WES assets WGP, through its consolidation of WES, has acquired from Anadarko. WES has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether or not goodwill is impaired. If management concludes, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired and further testing is not necessary. If a quantitative assessment must be performed and the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to impairment expense. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement. See Note 9.

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
WES also purchases natural gas volumes from producers at the wellhead or from a production facility, typically at an index price, and charges the producer fees associated with the downstream gathering and processing services. When the fees relate to services performed after control of the product has transferred to WES, the fees are treated as a reduction of the purchase cost. If the fees relate to services performed before control of the product has transferred to WES, the fees are treated as Service revenues – fee based. Product sales revenue is recognized, along with cost of product expense related to the sale, when the purchased product is sold to either Anadarko or a third party.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-based compensation. Concurrently with WGP’s initial public offering (“IPO”), WGP GP adopted the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”). The WGP LTIP permits the issuance of up to 3,000,000 WGP common units, of which 2,937,197 units remained available for future issuance as of December 31, 2018. Upon vesting of each phantom unit, the holder will receive common units of WGP or, at the discretion of WGP GP’s Board of Directors (the “Board of Directors”), cash in an amount equal to the market value of common units of WGP on the vesting date. Equity-based compensation expense attributable to grants made under the WGP LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WGP common units to the participant. Equity-based compensation expense attributable to awards granted under the WGP LTIP is amortized over the vesting periods applicable to the awards.
Prior to October 17, 2017, phantom unit awards were granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES 2008 LTIP”). On October 17, 2017, however, WES’s common and Class C unitholders approved the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “WES 2017 LTIP”), which replaced the WES 2008 LTIP. As used in this section, the term “WES LTIP” refers to the WES 2008 LTIP with respect to awards granted prior to October 17, 2017, and to the WES 2017 LTIP with respect to awards granted after October 17, 2017. The WES 2017 LTIP permits the issuance of up to 2,250,000 units, of which 2,241,980 units remained available for future issuance as of December 31, 2018. Upon vesting of each phantom unit, the holder will receive common units of WES or, at the discretion of WES GP’s Board of Directors, cash in an amount equal to the market value of common units of WES on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of WES common units to the participant. Equity-based compensation expense attributable to grants made under the WES LTIP is amortized over the vesting periods applicable to the awards.
Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko for grants made pursuant to the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated (the “Anadarko Incentive Plan”) for all periods presented. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. Equity-based compensation granted under the Anadarko Incentive Plan does not impact cash flows from operating activities since the offset to compensation expense is recorded as a contribution to partners’ capital in the consolidated financial statements at the time of contribution, when the expense is realized.

WGP income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of WGP’s investment in WES. WGP’s accounting policy is to “look through” its investment in WES for purposes of calculating deferred income tax asset and liability balances attributable to WGP’s interests in WES. The application of such accounting policy resulted in no deferred income taxes being recognized for the book and tax basis difference in goodwill, which is non-deductible for tax purposes for all periods presented. WGP had no material uncertain tax positions at December 31, 2018 or 2017.

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
For periods beginning on and subsequent to WES’s acquisition of the WES assets, WES makes payments to Anadarko pursuant to the tax sharing agreement entered into between Anadarko and WES for its estimated share of taxes from all forms of taxation, excluding income taxes imposed by the United States, that are included in any combined or consolidated returns filed by Anadarko. The aggregate difference in the basis of WES’s assets for financial and tax reporting purposes cannot be readily determined as WES does not have access to information about each partner’s tax attributes in WES.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES had no material uncertain tax positions at December 31, 2018 or 2017.
With respect to assets acquired from Anadarko, WES recorded Anadarko’s historic deferred income taxes for the periods prior to WES’s ownership of the assets. For periods on and subsequent to WES’s acquisition, WES is not subject to tax except for the Texas margin tax and, accordingly, does not record deferred federal income taxes related to the assets acquired from Anadarko.

Net income (loss) per common unit. Earnings per unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income (loss) attributable to WGP. Net income equal to the amount of available cash (as defined in WGP’s partnership agreement) is allocated to the common unitholders consistent with actual cash distributions. See Note 5.

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. WGP adopted this ASU using a retrospective approach on January 1, 2018, with no impact to the consolidated financial statements.

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
Effective January 1, 2018, WGP changed its accounting policy for revenue recognition as detailed below:

•
Fee-based gathering / processing. Under Topic 605, fee revenues were recognized based on the rate in effect for the month of service, even when certain fees were charged on an upfront or limited-term basis. In addition, deficiency fees were charged and recognized only when the customer did not meet the specified delivery minimums for the completed performance period. Under Topic 606, (i) revenues continue to be recognized based on the rate in effect when the fee is either the same rate per unit over the contract term or when the fee escalates and the escalation factor approximates inflation, (ii) deficiency fees are estimated and recognized during the performance period as the services are performed for the customer’s delivered volumes, and (iii) timing differences between Service revenues – fee based recognized and amounts billed to customers are recognized as contract assets or contract liabilities, as appropriate, which results in a change in the timing of revenue and changes to net income as a result of the revenue contract’s consideration provisions. In addition, under Topic 606, revenue associated with upfront or limited-term fees is recognized over the expected period of customer benefit, which is generally the life of the related properties. These revenues also include revenues earned for marketing services performed on behalf of WES’s customers, and the expense associated with these marketing activities is recognized in cost of product expense, resulting in no impact to Operating income (loss).

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

•
Noncash consideration - keep-whole and percent-of-product agreements. Under Topic 605, WES recognized revenues only upon the sale of the related products. Under Topic 606, (i) Service revenues – product based is recognized for the products received as noncash consideration in exchange for the services provided, with the keep-whole noncash consideration value based on the net value of the NGLs over the replacement residue gas cost, and (ii) product sales revenue is recognized, along with cost of product expense related to the sale, when the product is sold to Anadarko or a third party. When the product is sold to Anadarko, Anadarko is acting as WES’s agent in the product sale and WES recognizes revenue, along with cost of product expense related to the sale, based on the Anadarko sales price to the third party, resulting in no impact to Operating income (loss).

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

	Year Ended December 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Revenues
Service revenues – fee based	$1,609,245	$1,499,424	$109,821
Service revenues – product based	85,553	—	85,553
Product sales	293,992	1,306,479	(1,012,487)
Expenses
Cost of product	431,921	1,270,811	(838,890)
Operation and maintenance	414,784	414,591	193
Depreciation and amortization	337,536	334,551	2,985
Impairments	228,338	228,293	45
Income tax expense (benefit)	2,946	2,816	130
Net income (loss) attributable to noncontrolling interests	79,083	86,164	(7,081)
Net income (loss) attributable to Western Gas Equity Partners, LP	369,429	343,924	25,505

	December 31, 2018
thousands	As Reported	Without Adoption of Topic 606	Effect of Change Increase / (Decrease)
Assets
Other current assets	$26,790	$21,391	$5,399
Net property, plant and equipment	6,612,073	6,493,274	118,799
Other assets	22,503	22,311	192
Liabilities
Accrued liabilities	129,196	123,289	5,907
Deferred income taxes	9,697	9,760	(63)
Other liabilities	140,067	2,741	137,326
Equity and partners’ capital
Total equity and partners’ capital	3,504,665	3,523,445	(18,780)

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting standards adopted in 2019. ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. This standard is effective for periods beginning after December 15, 2018, and in the first quarter of 2019, WGP fully adopted this standard using the modified retrospective method applied to all leases that existed on January 1, 2019. WGP made certain elections allowing WGP not to reassess contracts that commenced prior to adoption, to continue applying WES’s current accounting policy for existing or expired land easements and not to recognize ROU assets or lease liabilities for short-term leases. Upon adoption, WGP recognized approximately $10.0 million of ROU assets and corresponding lease liabilities on the consolidated balance sheet. The adoption of this ASU did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows. WGP has implemented the necessary changes to its business processes, systems and controls to support accounting and disclosure requirements under this ASU.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

thousands	Year Ended December 31, 2018
Revenue from customers
Service revenues – fee based	$1,609,245
Service revenues – product based	85,553
Product sales	301,867
Total revenue from customers	1,996,665
Revenue from other than customers
Net gains (losses) on commodity price swap agreements	(7,875)
Other	1,486
Total revenues and other	$1,990,276

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $210.0 million and $244.4 million as of December 31, 2018 and 2017, respectively.
Contract assets primarily relate to accrued deficiency fees WES expects to charge customers once the related performance periods are completed. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	5,129
Amounts transferred to Accounts receivable, net from contract assets recognized in the adoption effect	(4,952)
Additional estimated revenues recognized	5,414
Balance at December 31, 2018	$5,591

Contract assets at December 31, 2018
Other current assets	$5,399
Other assets	192
Total contract assets from contracts with customers	$5,591

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

thousands
Balance at December 31, 2017	$—
Cumulative effect of adopting Topic 606	120,717
Cash received or receivable, excluding revenues recognized during the period	53,064
Assets received from customer	12,933
Revenues recognized during the period that were included in the adoption effect (1)	(11,137)
Cumulative catch up adjustment for change in estimated consideration due to cost of service rate updates	(21,848)
Balance at December 31, 2018	$153,729

Contract liabilities at December 31, 2018
Accrued liabilities	$16,403
Other liabilities	137,326
Total contract liabilities from contracts with customers	$153,729

(1)	Includes $(7.5) million from a performance obligation satisfied in a previous period related to the arbitration against SWEPI LP (see Note 14).

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018, are reflected in the following table. WGP applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2019	$470,247
2020	554,099
2021	533,861
2022	530,528
2023	488,603
Thereafter	1,802,153
Total	$4,379,491

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DIVESTITURES

Red Bluff Express acquisition. In January 2019, WES acquired a 30% interest in Red Bluff Express Pipeline, LLC (“Red Bluff Express”), which owns a natural gas pipeline operated by a third party (the “Red Bluff Express pipeline”) connecting Reeves County and Loving County, Texas to the WAHA hub in Pecos County, Texas. WES acquired its 30% interest from a third party via an initial net investment of $92.5 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express will be accounted for under the equity method.

Whitethorn LLC acquisition. In June 2018, WES acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn, WES will share proportionally in the commercial activities. WES acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 10.

Cactus II acquisition. In June 2018, WES acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and is expected to become operational in late 2019. WES acquired its 15% interest from a third party via an initial net investment of $12.1 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method. See Note 10.

Property exchange. In March 2017, WES acquired an additional 50% interest in the Delaware Basin JV Gathering LLC (“DBJV”) system (the “Additional DBJV System Interest”) from a third party in exchange for (a) WES’s 33.75% non-operated interest in two natural gas gathering systems located in northern Pennsylvania (the “Non-Operated Marcellus Interest”), commonly referred to as the Liberty and Rome systems, and (b) $155.0 million of cash consideration (collectively, the “Property Exchange”). WES previously held a 50% interest in, and operated, the DBJV system.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

The following table summarizes the financial statement impact of the Deferred purchase price obligation – Anadarko:

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

Springfield acquisition. In March 2016, WES acquired Springfield Pipeline LLC (“Springfield”) from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of WES common units. Springfield owns a 50.1% interest in an oil gathering system and a gas gathering system. The Springfield oil and gas gathering systems (collectively, the “Springfield system”) are located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. WES financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on WES’s senior unsecured revolving credit facility originally entered into in February 2014, (ii) the issuance of 835,841 of WES common units to WGP and (iii) the issuance of WES Series A Preferred units to private investors. See Note 5 for further information regarding the Series A Preferred units.

Newcastle system divestiture. In December 2018, the Newcastle system, located in Northeast Wyoming, was sold to a third party for $3.2 million, resulting in a net gain on sale of $0.6 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. WES previously held a 50% interest in, and operated, the Newcastle system.

Helper and Clawson systems divestiture. In June 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PARTNERSHIP DISTRIBUTIONS

WGP partnership distributions. WGP’s partnership agreement requires WGP to distribute all of its available cash (as defined in its partnership agreement) to WGP unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors declared the following cash distributions to WGP unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.42375	$92,767	May 2016
June 30	0.43375	94,958	August 2016
September 30	0.44750	97,968	November 2016
December 31	0.46250	101,254	February 2017
2017
March 31	$0.49125	$107,549	May 2017
June 30	0.52750	115,487	August 2017
September 30	0.53750	117,677	November 2017
December 31	0.54875	120,140	February 2018
2018
March 31	$0.56875	$124,518	May 2018
June 30	0.58250	127,531	August 2018
September 30	0.59500	130,268	November 2018
December 31 (1)	0.60250	131,910	February 2019

(1)
The Board of Directors declared a cash distribution to WGP unitholders for the fourth quarter of 2018 of $0.60250 per unit, or $131.9 million in aggregate. The cash distribution is payable on February 21, 2019, to WGP unitholders of record at the close of business on February 1, 2019.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31	0.860	170,657	February 2017
2017
March 31	$0.875	$188,753	May 2017
June 30	0.890	207,491	August 2017
September 30	0.905	212,038	November 2017
December 31	0.920	216,586	February 2018
2018
March 31	$0.935	$221,133	May 2018
June 30	0.950	225,691	August 2018
September 30	0.965	230,239	November 2018
December 31 (1)	0.980	234,787	February 2019

(1)
The Board of Directors of WES GP declared a cash distribution to WES unitholders for the fourth quarter of 2018 of $0.980 per unit, or $234.8 million in aggregate, including incentive distributions, but excluding distributions on WES Class C units (see WES Class C unit distributions below). The cash distribution was paid on February 13, 2019, to WES unitholders of record at the close of business on February 1, 2019.

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

WES Class C unit distributions. WES’s Class C units receive quarterly distributions at a rate equivalent to WES’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the earlier of (i) the consummation of the Merger or (ii) March 1, 2020, unless WES elects to convert such units earlier or Anadarko extends the conversion date, and the Class C units are disregarded with respect to WES’s distributions of WES’s available cash until such event. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES’s common units for the ten days immediately preceding the payment date for the WES common unit distribution, less a 6% discount. WES records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses WES’s unit price as a significant input in the determination of the fair value. See Note 5 for further discussion of the WES Class C units.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

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

WES’s general partner interest and incentive distribution rights. As of December 31, 2018, WES GP was entitled to 1.5% of all quarterly distributions that WES makes prior to its liquidation and, as the holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that WES GP may receive on common units that it may acquire.

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of WGP equity. WGP’s common units are listed on the New York Stock Exchange under the symbol “WGP.” As of December 31, 2018, Anadarko held 170,380,161 WGP common units, representing a 77.8% limited partner interest in WGP, and, through its ownership of WGP GP, Anadarko indirectly held the entire non-economic general partner interest in WGP. The public held 48,557,636 WGP common units, representing a 22.2% limited partner interest in WGP.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Net income (loss) per common unit. For WGP, basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Dilutive net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) adjusted for distributions on the WES Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming, prior to the actual conversion, conversion of the WES Series A Preferred units into WES common units, by the weighted-average number of WGP common units outstanding during the period. As of May 2, 2017, all WES Series A Preferred units were converted into WES common units on a one-for-one basis. The impact of the Series A Preferred units assuming, prior to the actual conversion, conversion to WES common units would be anti-dilutive for the years ended December 31, 2017 and 2016. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to WGP. Net income (loss) attributable to the WES assets (as defined in Note 1) acquired from Anadarko for periods prior to WES’s acquisition of the WES assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by WGP’s partnership agreement) is allocated to WGP common unitholders consistent with actual cash distributions.

Holdings of WES equity. As of December 31, 2018, WGP held 50,132,046 WES common units, representing a 29.6% limited partner interest in WES, and, through its ownership of WES GP, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in WES, and 100% of WES’s IDRs. As of December 31, 2018, (i) other subsidiaries of Anadarko collectively held 2,011,380 WES common units and 14,372,665 Class C units, representing an aggregate 9.7% limited partner interest in WES and (ii) the public held 100,465,859 WES common units, representing a 59.2% limited partner interest in WES, which are all reflected as noncontrolling interests within the consolidated financial statements of WGP (see Note 1).

WES equity offerings. In July 2017, WES filed a registration statement with the SEC for the issuance of up to an aggregate of $500.0 million of WES common units pursuant to a new continuous offering program that has not yet been initiated. Upon the consummation of the Merger (see Note 1), WES will terminate the registration statement relating to the $500.0 million COP and, therefore, WES common units will no longer be available for issuance thereunder.

WES Class C units. In November 2014, WES issued 10,913,853 Class C units to AMH, pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund WES’s acquisition of DBM.
When issued, the WES Class C units were scheduled to convert into WES common units on a one-for-one basis on December 31, 2017, and in February 2017, Anadarko elected to extend the conversion date of the WES Class C units to March 1, 2020. All outstanding WES Class C units will convert into WES common units on a one-for-one basis immediately prior to the closing of the Merger, if consummated. If the Merger is not consummated, the conversion will occur on March 1, 2020, unless WES elects to convert such units earlier or Anadarko extends the conversion date (see Note 1).

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

WES Series A Preferred units. In 2016, WES issued 21,922,831 Series A Preferred units to private investors, generating proceeds of $686.9 million (net of fees and expenses, but including a 2.0% transaction fee paid to the private investors). Pursuant to an agreement between WES and the holders of the WES Series A Preferred units, 50% of the WES Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and all remaining Series A Preferred units converted into WES common units on a one-for-one basis on May 2, 2017.

WES interests. The following table summarizes WES’s units issued during the years ended December 31, 2018 and 2017:

	WES Common Units	WES Class C Units	WES Series A Preferred Units	WES General Partner Units	Total
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992
PIK Class C units	—	885,760	—	—	885,760
Conversion of Series A Preferred units	21,922,831	—	(21,922,831)	—	—
Long-Term Incentive Plan award vestings	7,304	—	—	—	7,304
Balance at December 31, 2017	152,602,105	13,243,883	—	2,583,068	168,429,056
PIK Class C units	—	1,128,782	—	—	1,128,782
Long-Term Incentive Plan award vestings	7,180	—	—	—	7,180
Balance at December 31, 2018	152,609,285	14,372,665	—	2,583,068	169,565,018

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

Merger transactions. As discussed in more detail in Note 1, WGP has entered into the Merger Agreement with WES, Anadarko and certain of their affiliates.

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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Note receivable - Anadarko. Concurrently with the closing of WES’s May 2008 initial public offering, WES loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $279.6 million and $325.2 million at December 31, 2018 and 2017, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

Commodity price swap agreements. WES had commodity price swap agreements with Anadarko to mitigate exposure to the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. Notional volumes for each of the commodity price swap agreements were not specifically defined. Instead, the commodity price swap agreements applied to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore, were not required to be measured at fair value. WES’s net gains (losses) on commodity price swap agreements were $(7.9) million, $0.6 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are reported in the consolidated statements of operations as affiliate Product sales in 2018 and as affiliate Product sales and Cost of product in 2017 and 2016 (see Note 1). These commodity price swap agreements expired without renewal on December 31, 2018.

Swap agreements - DJ Basin complex, Hugoton system and MGR assets. On December 8, 2015, the commodity price swap agreements with Anadarko for the DJ Basin complex and Hugoton system were extended from January 1, 2016, through December 31, 2016. On December 1, 2016, the commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets were extended from January 1, 2017 through December 31, 2017. On December 20, 2017, the commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets were extended from January 1, 2018 through December 31, 2018.
Revenues or costs attributable to volumes sold and purchased during 2016, 2017 and 2018 for the DJ Basin complex, MGR assets and Hugoton system are recognized in the consolidated statements of operations at the applicable market price in the tables below. WES also records a capital contribution from Anadarko in its consolidated statements of equity and partners’ capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price for product purchases exceeds the applicable market price in the tables below. For the years ended December 31, 2018, 2017 and 2016, the capital contributions from Anadarko were $51.6 million, $58.6 million and $45.8 million, respectively. The tables below summarize the swap prices compared to the forward market prices:

	DJ Basin Complex
per barrel except natural gas	2016 - 2018 Swap Prices	2016 Market Prices (1)	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$18.41	$0.60	$5.09	$5.41
Propane	47.08	10.98	18.85	28.72
Isobutane	62.09	17.23	26.83	32.92
Normal butane	54.62	16.86	26.20	32.71
Natural gasoline	72.88	26.15	41.84	48.04
Condensate	76.47	34.65	45.40	49.36
Natural gas (per MMBtu)	5.96	2.11	3.05	2.21

	Hugoton System (2)
per barrel except natural gas	2016 Swap Prices	2016 Market Prices (1)
Condensate	$78.61	$18.81
Natural gas (per MMBtu)	5.50	2.12

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

	MGR Assets
per barrel except natural gas	2016 - 2018 Swap Prices	2017 Market Prices (1)	2018 Market Prices (1)
Ethane	$23.11	$4.08	$2.52
Propane	52.90	19.24	25.83
Isobutane	73.89	25.79	30.03
Normal butane	64.93	25.16	29.82
Natural gasoline	81.68	45.01	47.25
Condensate	81.68	53.55	56.76
Natural gas (per MMBtu)	4.87	3.05	2.21

(1)
Represents the New York Mercantile Exchange forward strip price as of December 8, 2015, December 1, 2016, and December 20, 2017, for the 2016 Market Prices, 2017 Market Prices and 2018 Market Prices, respectively, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

(2)	The Hugoton system was sold in October 2016. See Note 3.

Gathering and processing agreements. WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The combination of the DBM complex and DBJV and Haley systems, effective January 1, 2018, into a single complex now referred to as the “West Texas complex” resulted in natural gas throughput previously reported as “Gathering, treating and transportation” now being reported as “Processing.” WES’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 7%, 34% and 37% for the years ended December 31, 2018, 2017 and 2016, respectively. WES’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 41% for each of the years ended December 31, 2018 and 2017, and 54% for the year ended December 31, 2016. WES’s crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 73%, 56% and 65% for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Acquisitions from Anadarko. On March 14, 2016, WES acquired Springfield from Anadarko (see Note 3).

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

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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
The following table summarizes the amounts WGP reimbursed to Anadarko, separate from, and in addition to, those reimbursed by WES:

	Year Ended December 31,
thousands	2018	2017	2016
General and administrative expenses	$269	$263	$258
Public company expenses	2,895	1,821	2,449
Total reimbursement	$3,164	$2,084	$2,707

WES omnibus agreement. In connection with WES’s IPO in 2008, WES entered into the WES omnibus agreement with Anadarko and WES GP, which governs its relationship regarding certain reimbursement and indemnification matters.
The following table summarizes the amounts WES reimbursed to Anadarko:

	Year Ended December 31,
thousands	2018	2017	2016
General and administrative expenses	$35,077	$31,733	$29,360
Public company expenses	15,409	9,379	8,410
Total reimbursement	$50,486	$41,112	$37,770

Services and secondment agreement. Pursuant to the services and secondment agreement, specified employees of Anadarko are seconded to provide operating, routine maintenance and other services with respect to the assets owned and operated by WES under the direction, supervision and control of WES GP. Pursuant to the services and secondment agreement, WES reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement expired in May 2018, but was extended for a twelve-month period and will continue to automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires. The consolidated financial statements include costs allocated by Anadarko for expenses incurred under the services and secondment agreement for periods including and subsequent to WES’s acquisition of the WES assets.

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

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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

Allocation of costs. For periods prior to WES’s acquisition of the WES assets, the consolidated financial statements include costs allocated by Anadarko in the form of a management services fee. This management services fee was allocated to WES based on its proportionate share of Anadarko’s revenues and expenses or other contractual arrangements. Management believes these allocation methodologies are reasonable.
The employees supporting WES’s operations are employees of Anadarko. Anadarko allocates costs to WES for its share of personnel costs, including costs associated with equity-based compensation plans, non-contributory defined benefit pension and postretirement plans and defined contribution savings plans pursuant to the WES omnibus agreement and services and secondment agreement. In general, WES’s reimbursement to Anadarko under the WES omnibus agreement or services and secondment agreement is either (i) on an actual basis for direct expenses Anadarko and WES GP incur on behalf of WES, or (ii) based on an allocation of salaries and related employee benefits between WES, WES GP and Anadarko based on estimates of time spent on each entity’s business and affairs. Most general and administrative expenses charged to WES by Anadarko are attributed to WES on an actual basis, and do not include any mark-up or subsidy component. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. Although it is not practicable to determine what the amount of these direct and allocated costs would be if WES were to directly obtain these services, management believes that aggregate costs charged to WES by Anadarko are reasonable.

WGP LTIP and Anadarko Incentive Plan. WGP GP awards phantom units under the WGP LTIP to its independent directors and executive officers. The phantom units awarded to the independent directors vest one year from the grant date, while awards granted to executive officers are subject to graded vesting over a three-year service period.
The following table summarizes WGP LTIP award activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$43.39	5,763	$39.78	5,658	$47.20	12,537
Vested	43.39	(5,763)	39.78	(5,658)	47.20	(12,537)
Granted	35.08	7,128	43.39	5,763	39.78	5,658
Phantom units outstanding at end of year	35.08	7,128	43.39	5,763	39.78	5,658

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP and Anadarko Incentive Plan Compensation Expense. Compensation expense under the WGP LTIP is recognized over the vesting period and was $0.3 million for the year ended December 31, 2018, and $0.2 million for each of the years ended December 31, 2017 and 2016. As of December 31, 2018, there was $0.1 million of unrecognized compensation expense attributable to the outstanding awards under the WGP LTIP, all of which will be realized by WGP, and which is expected to be recognized over a weighted-average period of 0.4 years.
General and administrative expenses included $6.6 million, $4.6 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, of equity-based compensation expense, allocated to WES by Anadarko, for awards granted to the executive officers of WES GP and other employees under the WGP LTIP and Anadarko Incentive Plan. Of these amounts, $5.7 million, $4.6 million and $4.2 million are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital for each of years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $12.5 million of estimated unrecognized compensation expense attributable to the Anadarko Incentive Plans will be allocated to WES over a weighted-average period of 2.0 years.

WES LTIP. WES GP awards phantom units under the WES LTIP primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for WES. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period.
The following table summarizes WES LTIP award activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$55.73	7,180	$49.30	7,304	$68.78	5,477
Vested	55.73	(7,180)	49.30	(7,304)	68.78	(5,477)
Granted	49.88	8,020	55.73	7,180	49.30	7,304
Phantom units outstanding at end of year	49.88	8,020	55.73	7,180	49.30	7,304

WES LTIP Compensation Expense. Compensation expense is recognized over the vesting period and was $0.4 million for each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there was $0.1 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, all of which will be realized by WES, and which is expected to be recognized over a weighted-average period of 0.4 years.

Affiliate asset contributions and distributions. The following table summarizes Anadarko’s contributions and distributions of other assets to WES:

	Year Ended December 31,
	2018	2017	2016	2018	2017	2016
thousands	Purchases			Sales
Cash consideration	$(254)	$(3,910)	$(3,965)	$—	$—	$623
Net carrying value	254	5,283	3,366	—	—	(605)
Partners’ capital adjustment	$—	$1,373	$(599)	$—	$—	$18

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of affiliate transactions. The following table summarizes material affiliate transactions:

	Year ended December 31,
thousands	2018	2017	2016
Revenues and other (1)	$1,067,860	$1,365,318	$1,228,232
Equity income, net – affiliates (1)	153,024	85,194	78,717
Cost of product (1)	193,663	86,010	80,455
Operation and maintenance (2)	98,769	72,489	72,330
General and administrative (3)	46,212	39,940	38,873
Operating expenses	338,644	198,439	191,658
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	—	71	(7,747)
Settlement of the Deferred purchase price obligation – Anadarko (6)	—	(37,346)	—
Distributions to WGP unitholders (7)	400,194	360,523	315,505
Distributions to WES unitholders (8)	7,583	7,100	5,614
Above-market component of swap agreements with Anadarko	51,618	58,551	45,820

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of WES assets, as well as a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plan within this Note 6) and amounts charged by Anadarko under the WGP and WES omnibus agreements.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 3 and Note 13).

(6)	Represents the cash payment to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko (see Note 3).

(7)	Represents distributions paid under WGP’s partnership agreement (see Note 4 and Note 5).

(8)	Represents distributions paid to other subsidiaries of Anadarko under WES’s partnership agreement (see Note 4 and Note 5).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2018	2017	2016
Current income tax expense (benefit)
Federal income tax expense (benefit)	$—	$—	$4,477
State income tax expense (benefit)	480	2,408	1,340
Total current income tax expense (benefit)	480	2,408	5,817
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	—	—	1,622
State income tax expense (benefit)	2,466	2,458	933
Total deferred income tax expense (benefit)	2,466	2,458	2,555
Total income tax expense (benefit)	$2,946	$4,866	$8,372

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2018	2017	2016
Income (loss) before income taxes	$451,458	$578,068	$605,352
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Anadarko’s investment in WES	—	—	6,162
State taxes on income attributable to Anadarko’s investment in WES (net of federal benefit)	—	—	117
Texas margin tax expense (benefit)	2,946	4,866	2,093
Income tax expense (benefit)	$2,946	$4,866	$8,372
Effective tax rate	1%	1%	1%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2018	2017
Depreciable property	$(10,057)	$(7,676)
Credit carryforwards	497	448
Other intangible assets	(299)	(189)
Other	162	8
Net long-term deferred income tax liabilities	$(9,697)	$(7,409)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.5 million of state income tax credits that expire in 2026.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2018	2017
Land	n/a	$4,653	$4,450
Gathering systems and processing complexes	15 to 40 years	8,550,373	7,113,114
Pipelines and equipment	6 to 45 years	172,497	137,644
Assets under construction	n/a	490,705	579,501
Other	3 to 40 years	32,000	29,826
Total property, plant and equipment		9,250,228	7,864,535
Less accumulated depreciation		2,638,155	2,133,644
Net property, plant and equipment		$6,612,073	$5,730,891

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the year ended December 31, 2018, WES recognized impairments of $228.3 million, including impairments of $125.9 million at the Third Creek gathering system and $8.1 million at the Kitty Draw gathering system. These assets were impaired to their estimated salvage values of $1.8 million and zero, respectively, using the market approach and Level 3 fair value inputs, due to the shutdown of the systems. See Note 1 for further information. Also during 2018, WES recognized impairments of $38.7 million and $34.6 million at the Hilight and MIGC systems, respectively. These assets were impaired to their estimated fair values of $4.9 million and $15.2 million, respectively, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows. The remaining $21.0 million of impairments was primarily related to (i) a $10.9 million impairment at the GNB NGL pipeline, which was impaired to its estimated fair value of $10.0 million using the income approach and Level 3 fair value inputs, and (ii) a $5.6 million impairment related to an idle facility at the Chipeta complex, which was impaired to its estimated salvage value of $1.5 million using the market approach and Level 3 fair value inputs.
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
During the year ended December 31, 2016, WES recognized impairments of $15.5 million, including an impairment of $6.1 million at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during 2016, WES recognized impairments of $9.4 million, primarily related to the cancellation of projects at the DJ Basin complex and Springfield and DBJV systems, and the abandonment of compressors at the MIGC system.

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
Goodwill is evaluated for impairment annually (see Note 1). WES’s annual qualitative goodwill impairment assessment as of October 1, 2018, indicated no impairment. Qualitative factors were also assessed in the fourth quarter of 2018 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices. This assessment also indicated no impairment.

Other intangible assets. The intangible asset balance on the consolidated balance sheets includes the fair value, net of amortization, of (i) contracts assumed by WES in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 38 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts assumed by WES in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
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
The following table presents the gross carrying amount and accumulated amortization of other intangible assets:

	December 31,
thousands	2018	2017
Gross carrying amount	$868,035	$868,035
Accumulated amortization	(121,231)	(92,766)
Other intangible assets	$746,804	$775,269

Amortization expense for intangible assets was $28.5 million for the year ended December 31, 2018, and $28.4 million for each of the years ended December 31, 2017 and 2016. Intangible asset amortization recorded in each of the next five years is estimated to be $28.9 million for the years ended December 31, 2019 to December 31, 2022, and $28.6 million for the year ended December 31, 2023.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INVESTMENTS

The following tables present the activity in WES’s equity investments for the years ended December 31, 2018 and 2017:

thousands	Balance at December 31, 2016	Impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Balance at December 31, 2017
Fort Union	$12,833	$(3,110)	$3,821	$—	$(4,217)	$(2,297)	$7,030
White Cliffs	47,319	—	12,547	277	(11,965)	(3,233)	44,945
Rendezvous	46,739	—	1,144	—	(3,085)	(2,270)	42,528
Mont Belvieu JV	112,805	—	29,444	—	(29,482)	(2,468)	110,299
TEG	15,846	—	3,350	—	(3,317)	—	15,879
TEP	189,194	—	17,387	107	(17,639)	(10,074)	178,975
FRP	169,472	—	17,501	—	(17,675)	(2,743)	166,555
Total	$594,208	$(3,110)	$85,194	$384	$(87,380)	$(23,085)	$566,211

thousands	Balance at December 31, 2017	Acquisitions	Equity income, net	Contributions (3)	Distributions	Distributions in excess of cumulative earnings (2)	Balance at December 31, 2018
Fort Union	$7,030	$—	$(1,433)	$—	$(194)	$(3,144)	$2,259
White Cliffs	44,945	—	11,841	1,278	(11,259)	(3,785)	43,020
Rendezvous	42,528	—	767	—	(2,709)	(2,745)	37,841
Mont Belvieu JV	110,299	—	29,200	—	(29,239)	(5,311)	104,949
TEG	15,879	—	4,290	3,720	(4,368)	(163)	19,358
TEP	178,975	—	37,963	11,980	(33,552)	(2,168)	193,198
FRP	166,555	—	23,308	14,980	(23,481)	(4,926)	176,436
Whitethorn	—	150,563	47,088	7,069	(39,497)	(3,365)	161,858
Cactus II	—	12,052	—	94,308	—	—	106,360
Total	$566,211	$162,615	$153,024	$133,335	$(144,299)	$(25,607)	$845,279

(1)	Recorded in Impairments in the consolidated statements of operations.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

(3)	Includes capitalized interest of $1.4 million related to the construction of the Cactus II pipeline.

The investment balance in Fort Union at December 31, 2018, is $3.1 million less than WES’s underlying equity in Fort Union’s net assets due to an impairment loss recognized by WES in 2017 for its investment in Fort Union.
The investment balance in Rendezvous at December 31, 2018, includes $34.3 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized to Equity income, net – affiliates over the remaining estimated useful life of those facilities.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY INVESTMENTS (CONTINUED)

The investment balance in White Cliffs at December 31, 2018, is $6.4 million less than WES’s underlying equity in White Cliffs’ net assets, primarily due to WES recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to Equity income, net – affiliates over the remaining estimated useful life of the White Cliffs pipeline.
The investment balance in Whitethorn at December 31, 2018, is $39.1 million less than WES’s underlying equity in Whitethorn’s net assets, primarily due to terms of the acquisition agreement which provided WES a share of pre-acquisition operating cash flow. This difference is being amortized to Equity income, net – affiliates over the remaining estimated useful life of Whitethorn.
An impairment loss was recognized by the operator of Fort Union during the year ended December 31, 2016. WES’s 14.81% share of the impairment loss was $3.0 million for the year ended December 31, 2016, recorded in Equity income, net – affiliates in the consolidated statements of operations.
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
The following tables present the summarized combined financial information for WES’s equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2018	2017	2016
Revenues	$1,087,125	$703,424	$687,554
Operating income	733,802	435,735	428,454
Net income	731,364	434,749	427,511

	December 31,
thousands	2018	2017
Current assets	$220,912	$137,957
Property, plant and equipment, net	3,426,438	2,512,214
Other assets	35,411	36,373
Total assets	$3,682,761	$2,686,544
Current liabilities	80,109	80,490
Non-current liabilities	12,213	7,447
Equity	3,590,439	2,598,607
Total liabilities and equity	$3,682,761	$2,686,544

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	December 31,
thousands	2018	2017
Trade receivables, net	$216,847	$160,194
Other receivables, net	45	45
Total accounts receivable, net	$216,892	$160,239

A summary of other current assets is as follows:

	December 31,
thousands	2018	2017
NGLs inventory	$6,370	$10,788
Imbalance receivables	8,864	1,640
Prepaid insurance	1,973	2,955
Contract assets	5,399	—
Other	4,184	—
Total other current assets	$26,790	$15,383

A summary of accrued liabilities is as follows:

	December 31,
thousands	2018	2017
Accrued interest expense	$70,968	$40,646
Short-term asset retirement obligations	25,938	2,304
Short-term remediation and reclamation obligations	863	833
Income taxes payable	384	2,495
Contract liabilities	16,403	—
Other	14,640	1,714
Total accrued liabilities	$129,196	$47,992

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2018	2017
Carrying amount of asset retirement obligations at beginning of year	$145,698	$142,407
Liabilities incurred	16,343	16,153
Liabilities settled	(12,432)	(10,468)
Accretion expense	7,217	6,956
Revisions in estimated liabilities	129,088	(9,350)
Carrying amount of asset retirement obligations at end of year	$285,914	$145,698

The liabilities incurred for the year ended December 31, 2018, represented additions in asset retirement obligations primarily due to capital expansions at the West Texas and DJ Basin complexes. Revisions in estimated liabilities for the year ended December 31, 2018, primarily included (i) $61.1 million related to changes in expected settlement costs and timing, primarily at the DJ Basin and West Texas complexes and the MGR assets, and (ii) $43.4 million related to the shutdown of the Third Creek gathering system during the second quarter of 2018. See Note 1 for further information.
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

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DEBT AND INTEREST EXPENSE

The following table presents WES and WGP’s outstanding debt:

	December 31, 2018			December 31, 2017
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$28,000	$28,000	$28,000	$—	$—	$—

WGP long-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
WES long-term debt
2.600% Senior Notes due 2018	—	—	—	350,000	349,684	350,631
5.375% Senior Notes due 2021	500,000	496,959	515,990	500,000	495,815	530,647
4.000% Senior Notes due 2022	670,000	669,078	662,109	670,000	668,849	684,043
3.950% Senior Notes due 2025	500,000	492,837	466,135	500,000	491,885	500,885
4.650% Senior Notes due 2026	500,000	495,710	483,994	500,000	495,245	520,144
4.500% Senior Notes due 2028	400,000	394,631	377,475	—	—	—
4.750% Senior Notes due 2028	400,000	395,841	384,370	—	—	—
5.450% Senior Notes due 2044	600,000	593,349	522,386	600,000	593,234	637,827
5.300% Senior Notes due 2048	700,000	686,648	605,327	—	—	—
5.500% Senior Notes due 2048	350,000	342,328	311,536	—	—	—
WES RCF	220,000	220,000	220,000	370,000	370,000	370,000
Total long-term debt	$4,840,000	$4,787,381	$4,549,322	$3,518,000	$3,492,712	$3,622,177

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents WES and WGP’s debt activity for the years ended December 31, 2018 and 2017:

thousands	Carrying Value
Balance at December 31, 2016	$3,119,461
WES RCF borrowings	370,000
Other	3,251
Balance at December 31, 2017	$3,492,712
WES RCF borrowings	540,000
Issuance of 4.500% Senior Notes due 2028	400,000
Issuance of 5.300% Senior Notes due 2048	700,000
Issuance of 4.750% Senior Notes due 2028	400,000
Issuance of 5.500% Senior Notes due 2048	350,000
Repayment of 2.600% Senior Notes due 2018	(350,000)
Repayments of WES RCF borrowings	(690,000)
Other	(27,331)
Balance at December 31, 2018	$4,815,381

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DEBT AND INTEREST EXPENSE (CONTINUED)

WGP RCF. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. In December 2018, WGP amended the WGP RCF to extend the maturity date from March 2019 to the earlier of (i) June 14, 2019, or (ii) three business days following the consummation of the Merger (see Note 1). As of December 31, 2018, the outstanding borrowings under the WGP RCF were classified as short-term debt on the consolidated balance sheet.
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
As of December 31, 2018, WGP had $28.0 million in outstanding borrowings and $7.0 million available for borrowing under the WGP RCF. As of December 31, 2018 and 2017, the interest rate on the outstanding WGP RCF borrowings was 4.53% and 3.57%, respectively. The commitment fee rate was 0.30% at December 31, 2018 and 2017. At December 31, 2018, WGP was in compliance with all covenants under the WGP RCF.

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
At December 31, 2018, WES was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of December 31, 2018, WES had $220.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.3 billion available borrowing capacity under the WES RCF. As of December 31, 2018 and 2017, the interest rate on any outstanding WES RCF borrowings was 3.74% and 2.87%, respectively. The facility fee rate was 0.20% at December 31, 2018 and 2017. At December 31, 2018, WES was in compliance with all covenants under the WES RCF.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DEBT AND INTEREST EXPENSE (CONTINUED)

In December 2018, WES entered into an amendment to the WES RCF for (i) subject to the consummation of the Merger (see Note 1), an increase to the size of the WES RCF to $2.0 billion, while leaving the $0.5 billion accordion feature of the WES RCF unexercised, and (ii) effective on February 15, 2019, the exercise of one of WES’s one-year extension options to extend the maturity date of the WES RCF to February 2024.
All of WES’s notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES GP for WES’s long-term debt and/or borrowings under the WES RCF.

WES 364-day Facility. In December 2018, WES entered into a $2.0 billion 364-day senior unsecured credit agreement (the “WES 364-day Facility”), the proceeds of which will be used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). The WES 364-day Facility will mature on the day prior to the one-year anniversary of the completion of the Merger, and will bear interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the WES 364-day Facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES’s senior unsecured debt rating. WES is also required to pay a ticking fee of 0.175% on the commitment amount beginning 90 days after the effective date of the credit agreement through the date of funding under the WES 364-day Facility.
Funding of the WES 364-day Facility is conditioned upon the consummation of the Merger and net cash proceeds received from future asset sales and debt or equity offerings by WES must be used to repay amounts outstanding under the facility.

Interest-rate swaps. In December 2018, WES entered into interest-rate swap agreements to manage interest rate risk associated with anticipated 2019 debt issuances. Pursuant to these swap agreements, WES exchanged a floating interest rate indexed to the three-month LIBOR for a fixed interest rate. Depending on market conditions, liability management actions or other factors, WES may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding as of December 31, 2018:

Notional Principal Amount	Reference Period	Mandatory Termination Date	Fixed Interest Rate
$250.0 million	December 2019 - 2024	December 2019	2.730%
$250.0 million	December 2019 - 2029	December 2019	2.856%
$250.0 million	December 2019 - 2049	December 2019	2.905%

WES does not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the year ended December 31, 2018, WES recognized a non-cash loss of $8.0 million, which is included in Other income (expense), net in the consolidated statements of operations.
Valuation of the interest-rate swaps is based on similar transactions observable in active markets and industry standard models that primarily rely on market-observable inputs. Inputs used to estimate fair value in industry standard models are categorized as Level 2 inputs, because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. Inputs used to estimate the fair value include market price curves, contract terms and prices, and credit risk adjustments. The fair value of the interest-rate swaps as of December 31, 2018, was an $8.0 million liability, which is reported in Accrued liabilities on the consolidated balance sheets.

WESTERN GAS EQUITY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DEBT AND INTEREST EXPENSE (CONTINUED)

Credit risk considerations. Over-the-counter traded swaps expose WES to counterparty credit risk. WES monitors the creditworthiness of its counterparties, establishes credit limits according to WES’s credit policies and guidelines, and assesses the impact on the fair value of its counterparties’ creditworthiness. WES has the ability to require cash collateral or letters of credit to mitigate its credit risk exposure. WES’s interest-rate swaps are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of WES’s obligations depending on certain credit risk related provisions. Specifically, WES may be required to post collateral with respect to its interest-rate swaps if its credit ratings decline below current levels, the liability associated with the swaps increases substantially or certain credit event of default provisions occur. For example, based on the derivative positions as of December 31, 2018, if WES’s credit ratings from both Standard and Poor’s and Moody’s Investors Service were below the investment grade thresholds of BBB- and Baa3, respectively, WES would be required to post collateral of up to approximately $2.7 million. The aggregate fair value of interest-rate swaps with credit risk related contingent features for which a net liability position existed was $5.7 million at December 31, 2018.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2018	2017	2016
Third parties
Long-term and short-term debt	$(200,454)	$(143,400)	$(122,428)
Amortization of debt issuance costs and commitment fees	(9,110)	(7,970)	(7,509)
Capitalized interest	23,521	6,826	5,562
Total interest expense – third parties	(186,043)	(144,544)	(124,375)
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	(71)	7,747
Total interest expense – affiliates	—	(71)	7,747
Interest expense	$(186,043)	$(144,615)	$(116,628)

(1)	See Note 3 for a discussion of the Deferred purchase price obligation - Anadarko.

14. COMMITMENTS AND CONTINGENCIES

Environmental obligations. WGP, through its partnership interest in WES, is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2018 and 2017, the consolidated balance sheets included $1.7 million and $1.8 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities and the long-term portion of these amounts is included in Other liabilities. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows or financial condition of WGP. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 11 and Note 12.

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

Other commitments. WES has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to construction and expansion projects at the West Texas and DJ Basin complexes.

Lease commitments. Anadarko, on WES’s behalf, has entered into lease arrangements for corporate offices, shared field offices, a warehouse and equipment supporting WES’s operations, for which Anadarko charges WES rent. The leases for the corporate offices and shared field offices extend through 2028 and 2033, respectively, and the lease for the warehouse expired in February 2017. Rent expense charged to WES associated with these lease arrangements was $53.6 million, $45.1 million and $37.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Operating leases. The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2018, that may be assigned or otherwise charged to WES pursuant to the reimbursement provisions of the omnibus agreement:

thousands	Operating Leases
2019	$8,711
2020	2,236
2021	460
2022	467
2023	473
Thereafter	1,547
Total	$13,894

See Accounting standards adopted in 2019 in Note 1 for a discussion of the expected impact the adoption of ASU 2016-02, Leases (Topic 842) will have on the consolidated financial statements.

WESTERN GAS EQUITY PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of operating results by quarter for the years ended December 31, 2018 and 2017. Operating results reflect the operations of the WES assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues and other (1)	$456,802	$467,919	$507,762	$557,793
Equity income, net – affiliates	20,424	39,218	43,110	50,272
Cost of product (1)	97,433	100,119	105,966	128,403
Operating income (loss)	187,294	74,040	199,630	164,400
Net income (loss)	150,488	34,563	154,677	108,784
Net income (loss) attributable to Western Gas Equity Partners, LP	101,005	67,580	107,474	93,370
Net income (loss) per common unit – basic and diluted (2)	0.46	0.31	0.49	0.43
2017
Total revenues and other	$516,193	$525,450	$574,695	$632,018
Equity income, net – affiliates	19,461	21,728	21,519	22,486
Cost of product	189,359	203,277	239,223	276,834
Gain (loss) on divestiture and other, net	119,487	15,458	72	(2,629)
Proceeds from business interruption insurance claims	5,767	24,115	—	—
Operating income (loss)	137,575	206,996	178,692	181,136
Net income (loss)	102,661	174,353	146,601	149,587
Net income (loss) attributable to Western Gas Equity Partners, LP	75,940	104,944	96,202	99,521
Net income (loss) per common unit – basic and diluted (2)	0.35	0.48	0.44	0.45

(1)	See Adjustments to previously issued financial statements in Note 1—Summary of Significant Accounting Policies.

(2)	Represents net income (loss) earned on and subsequent to the date of acquisition of the WES assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WGP’s general partner (for purposes of this Item 9A, “Management”) performed an evaluation of WGP’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WGP’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, WGP’s internal control over financial reporting.

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
Our Board of Directors has eight members, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board of Directors or to establish a compensation committee or a nominating committee. Our Board of Directors has affirmatively determined that Messrs. Craig W. Stewart, Thomas R. Hix and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. With respect to Mr. Hix, the Board of Directors specifically considered that Anadarko has a significant drilling contract with Rowan Companies, Inc., an entity for which Mr. Hix serves as a director. The Board of Directors determined that this arrangement does not impact Mr. Hix’s independence.
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
Although our general partner’s board structure has historically separated the roles of Chairman and Chief Executive Officer (“CEO”), our general partner’s limited liability company agreement and Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined. From November 15, 2018 through December 31, 2018, Mr. Fink served as our general partner’s Chief Executive Officer while also serving as Chairman of the Board for our general partner’s Board of Directors. Anadarko may in the future combine those roles at its discretion.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 18, 2019.

Name	Age	Position with Western Gas Equity Holdings, LLC
Benjamin M. Fink	48
President, Chief Executive Officer and Director (through November 15, 2018)
Chief Executive Officer and Chairman of the Board (from November 15, 2018 through December 31, 2018)
Chairman of the Board (beginning January 1, 2019)

Jaime R. Casas	48	Senior Vice President, Chief Financial Officer and Treasurer
Robin H. Fielder	38	President and Director (both effective November 15, 2018) Chief Executive Officer (effective January 1, 2019)
Gennifer F. Kelly	46	Senior Vice President and Chief Operating Officer (effective May 13, 2018)
Philip H. Peacock	47	Senior Vice President, General Counsel and Corporate Secretary
Robert G. Gwin	55	Chairman of the Board (through November 14, 2018) Director (effective November 15, 2018)
Daniel E. Brown	43	Director
Thomas R. Hix	71	Director
Mitchell W. Ingram	56	Director (effective November 15, 2018)
Craig W. Stewart	64	Director
David J. Tudor	59	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Benjamin M. Fink Age: 48 Houston, Texas Director since: February 2017 Not Independent Officer since: September 2012
Biography/Qualifications

Benjamin M. Fink has served as Chairman of the Board of our and WES’s general partners since November 2018. He served as President of our and WES’s general partners from May 2017 to November 2018 and as Chief Executive Officer from May 2017 to December 2018. In addition, he has served as a director of our and WES’s general partners since February 2017. He previously served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of our and WES’s general partners from February 2017 to May 2017, and as Senior Vice President and Chief Financial Officer of WES GP from 2009 to February 2017 and of our general partner from its formation in September 2012 to February 2017. Mr. Fink was named Executive Vice President, Finance and Chief Financial Officer of Anadarko in November 2018. Prior to that, Mr. Fink served as Senior Vice President beginning in February 2017 and previously served as Vice President, Finance and Assistant Treasurer since May 2013, having joined Anadarko in 2007. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments.

Jaime R. Casas Age: 48 Houston, Texas Officer since: May 2017
Biography/Qualifications

Jaime R. Casas has served as Senior Vice President, Chief Financial Officer and Treasurer of our and WES’s general partners since May 2017. Mr. Casas also has served as Vice President, Finance of Anadarko since May 2017. Prior to joining WES and WGP, Mr. Casas served as Senior Vice President and Chief Financial Officer of Clayton Williams Energy, Inc. from October 2016 until the company’s sale in April 2017. Previously, he served as Vice President and Chief Financial Officer of the general partner of LRR Energy, L.P., a publicly traded exploration and production master limited partnership, from 2011 to October 2015, and as Vice President and Chief Financial Officer of Laredo Energy, a privately held oil and gas company, from 2009 to 2011. Prior to joining Laredo Energy, Mr. Casas worked for over a decade in various positions and industry groups in the investment banking divisions at Donaldson, Lufkin & Jenrette and Credit Suisse.

Robin H. Fielder Age: 38 Houston, Texas Director since: November 2018 Not Independent Officer since: November 2018
Biography/Qualifications

Robin H. Fielder has served as President and Chief Executive Officer of our and WES’s general partners since January 2019, and as President of our and WES’s general partners from November 2018 to January 2019. Ms. Fielder has also served as Senior Vice President, Midstream of Anadarko since November 2018. Prior to these positions, Ms. Fielder served in positions of increasing responsibility at Anadarko, including Vice President, Investor Relations from September 2016 to November 2018, Midstream Corporate Planning Manager from December 2015 to September 2016, Director, Investor Relations from June 2014 to December 2015 and General Manager, Carthage/North Louisiana from June 2013 to June 2014. Prior to serving in these roles, Ms. Fielder held various exploration and operations engineering positions at Anadarko in both the U.S. onshore and the deepwater Gulf of Mexico.

Gennifer F. Kelly Age: 46 Houston, Texas Officer since: May 2018
Biography/Qualifications

Gennifer F. Kelly has served as Senior Vice President and Chief Operating Officer of our and WES’s general partners since May 2018. Ms. Kelly has also served as Vice President, Midstream and Marketing for Anadarko since April 2018. From October 2017 to April 2018, she served as Director of Operations Transformation responsible for streamlining safety processes across Anadarko. From March 2016 to October 2017, she served as Director of Strategic Planning, and previously served as General Manager over Anadarko’s East Texas and Louisiana operations beginning in December 2014. Ms. Kelly has more than 24 years of experience in the oil and natural gas industry, joining Kerr-McGee Corporation in 1998. She has since held a variety of positions within Anadarko, including Business Advisor for Planning and Reserves Administration in the U.S. Onshore Southern and Appalachia Region, Completions Manager for Permian Basin, East Texas and North Louisiana, and engineering positions in both the U.S. onshore and the Gulf of Mexico.

Philip H. Peacock Age: 47 Houston, Texas Officer since: September 2012
Biography/Qualifications

Philip H. Peacock has served as Senior Vice President, General Counsel and Corporate Secretary of our and WES’s general partners since February 2017, and served as Vice President, General Counsel and Corporate Secretary of WES’s general partner from August 2012 until February 2017. Mr. Peacock served as Vice President, General Counsel and Corporate Secretary of our general partner from September 2012 until February 2017. In August 2018, Mr. Peacock was named Vice President, Deputy General Counsel, Corporate Secretary and Chief Compliance Officer of Anadarko. Prior to joining WGP, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in 2003. He is licensed to practice law in the state of Texas.

Robert G. Gwin Age: 55 Houston, Texas Director since: September 2012 Not Independent
Biography/Qualifications

Robert G. Gwin has served as Chairman of the Board of our general partner from September 2012 to November 2018. Mr. Gwin has also served as a director of WES GP since 2007 and served as Chairman of the Board of WES GP from 2009 to November 2018. He also served as Chief Executive Officer of WES GP from 2007 to 2010 and as President from 2007 to 2009. He was named President of Anadarko in November 2018. Prior to this position, he served as Executive Vice President, Finance and Chief Financial Officer of Anadarko since May 2013; Senior Vice President, Finance and Chief Financial Officer of Anadarko since March 2009; and Senior Vice President of Anadarko since March 2008. He served as a member of the board of directors of LyondellBasell Industries N.V. from 2011 through November 2018, having served as Chairman of the Board from August 2013 through September 2018.

Daniel E. Brown Age: 43 Houston, Texas Director since: November 2017 Not Independent
Biography/Qualifications

Daniel E. Brown has served as a director of our and WES’s general partners since November 2017. Mr. Brown has served as Executive Vice President, U.S. Onshore Operations, with responsibility for Anadarko’s upstream activity in Colorado, Texas, Utah and Wyoming since October 2017. He previously served as Executive Vice President, International and Deepwater Operations from May to October 2017, Senior Vice President, International and Deepwater Operations from August 2016 to May 2017, and Vice President, Operations for Anadarko’s Southern and Appalachia Region from August 2013 to August 2016. Mr. Brown has nearly 20 years of experience in the oil and natural gas industry, beginning his career in 1998 with Kerr-McGee Corporation. He has since held a variety of positions within Anadarko, including Vice President, Corporate Planning, General Manager of the Maverick Basin and Anadarko’s Freestone/Chalk area (U.S. onshore), Business Advisor for Planning and Reserves Administration in the Gulf of Mexico, and in engineering positions in both the U.S. onshore and the Gulf of Mexico.

Thomas R. Hix Age: 71 Houston, Texas Director since: January 2013 Independent
Biography/Qualifications

Thomas R. Hix has served as a director of our general partner and as a member of the Audit Committee and as Chairman of the Special Committee of the Board of Directors since January 2013. Mr. Hix has been a business consultant since 2003, and previously served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from 1995 to 2003. Prior to joining Cooper Cameron, Mr. Hix held several executive finance and accounting positions in the energy industry, and has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix currently serves as a director of Rowan Companies plc, a publicly traded drilling company, and Ascent Resources, LLC, a privately owned exploration and production company focused on natural gas, oil and NGLs in the Appalachian basin. He previously served as a director of Health Care Services Corporation from 2004 to November 2017, as a director of EP Energy Corporation from April 2014 to December 2017, and as a director of El Paso Corporation from 2004 to May 2012.

Mitchell W. Ingram Age: 56 Houston, Texas Director since: November 2018 Not Independent
Biography/Qualifications

Mitchell W. Ingram has served as a director of our and WES’s general partners since November 2018. Mr. Ingram has served as Executive Vice President, International, Deepwater and Exploration of Anadarko since May 2018. Prior to this position, he served as Executive Vice President, International & Deepwater Operations and Project Management of Anadarko since October 2017. He joined Anadarko as Executive Vice President, Global LNG in November 2015. Prior to joining Anadarko, Mr. Ingram was with BG Group since 2006, where he served as a member of the Executive Committee in the role of Executive Vice President-Technical since March 2015. Previously, he held positions of increasing responsibility with the company’s LNG project in Queensland, Australia, where he served as Managing Director of QGC, a BG Group business, since April 2014; as Deputy Managing Director since September 2013; and as Project Director of the Queensland Curtis LNG project since May 2012. From 2006 to May 2012, Mr. Ingram was Asset General Manager of BG Group’s Karachaganak interest in Kazakhstan. He joined BG Group after 20 years with Occidental Oil & Gas, where he held several U.K. and international leadership positions in project management, development, and operations.

Craig W. Stewart Age: 64 Calgary, Alberta, Canada Director since: January 2013 Independent
Biography/Qualifications

Craig W. Stewart has served as a director of our general partner and as a member of the Special Committee and Audit Committee of the Board of Directors since January 2013. Mr. Stewart served as a director of RMP Energy Inc. from 2011 to May 2017, having served as its Executive Chairman from 2011 to January 2017, and as Chairman, President and Chief Executive Officer of a predecessor entity, RMP Energy Ltd., from 2008 until 2011. Mr. Stewart served as President and Chief Executive Officer of Rider Resources Ltd. from 2003 to 2008, and prior to joining Rider Resources, held various executive and director positions with companies in the energy industry.

David J. Tudor Age: 59 Houston, Texas Director since: December 2012 Independent
Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the Audit Committee of its Board of Directors since December 2012. Mr. Tudor has also served as a director of WES GP and as Chairman of the Audit Committee of the Board of Directors since 2008, and previously served as a member of the Special Committee of the WES GP Board of Directors from 2008 to December 2012. Since May 2016, Mr. Tudor has served as Chief Executive Officer and General Manager of Associated Electric Cooperative Inc., a member-owned, member-governed wholesale power provider serving Missouri, Iowa and Oklahoma. From May 2013 to May 2016, Mr. Tudor served as President and Chief Executive Officer of Champion Energy Services, a retail electric provider. From 1999 through 2013, Mr. Tudor was the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 21 generation and transmission cooperatives throughout the United States. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the United States and Canada.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2018.

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

Audit Committee

The Audit Committee is comprised of three independent directors, Messrs. Tudor (Chairman), Hix and Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The Audit Committee held five meetings in 2018.
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

Special Committee

The Special Committee is comprised of two independent directors, Messrs. Hix (Chairman) and Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Anadarko). The Special Committee will determine, as set forth in the WGP partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. The WGP partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee held ten meetings during 2018.

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
WES GP’s “named executive officers” for 2018 were Benjamin M. Fink (the principal executive officer), Jaime R. Casas (the principal financial officer and principal accounting officer), Robin H. Fielder (president of our general partner effective November 15, 2018), Gennifer F. Kelly (the principal operating officer effective May 13, 2018) and Philip H. Peacock (the senior vice president, general counsel and corporate secretary). Compensation paid or awarded by WES in 2018 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to WES pursuant to Anadarko’s allocation methodology, as described below, and subject to the terms of the WES omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the WES omnibus agreement, the portion of such compensation WES reimburses pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount the named executive officers are eligible to be paid or awarded with respect to each element of compensation for services rendered to both WES GP and Anadarko, such aggregate amount is then multiplied by a time allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the Chairman of WES GP’s Board of Directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount that WES reimburses Anadarko for pursuant to the terms of the WES omnibus agreement, and such amount appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to WES, and reimbursement of bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to WES.
As stated above, the officers of WGP GP do not receive any compensation for their services to us. The following table presents the estimated percentages of time (“time allocation”) that WES GP’s named executive officers devoted to WES during the fiscal year ended December 31, 2018, which percentages represent the time devoted to the business of WES relative to the aggregate time devoted to the businesses of WES and Anadarko:

Named Executive Officers of WES GP	Time Allocated	Anadarko Corporate Officer
Benjamin M. Fink	80%	Yes
Jaime R. Casas	90%	Yes
Robin H. Fielder (1)	30%	Yes
Gennifer F. Kelly (1)	50%	Yes
Philip H. Peacock	50%	Yes

(1)	The percentages presented for Ms. Fielder and Ms. Kelly represent the time allocated since their appointments as officers of WES’s general partner.

WES’s named executive officers are compensated by Anadarko in a manner that is generally consistent with the objectives and philosophies used to develop the compensation packages for Anadarko’s named executive officers, as described in the Anadarko proxy statement. The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 4, 2019. The elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES Board of Directors or WGP Board of Directors, as applicable, including the Audit or Special Committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2018, the principal elements of compensation for WES’s named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•	equity-based compensation, which includes equity-based compensation under Anadarko’s 2012 Omnibus Incentive Compensation Plan, as amended and restated (the “Omnibus Plan”); and

•
certain other Anadarko benefits that are provided on the same basis to other eligible Anadarko employees, including welfare and retirement benefits, severance and change of control benefits, and other benefits.

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

Annual cash incentives (bonuses). WES’s named executive officers are eligible to receive annual cash awards from Anadarko to be paid in 2019 for their performance during the year ended December 31, 2018, under the 2018 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate its executives and employees, reward them for the achievement of Anadarko objectives aligned with value creation, and/or recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific operational, financial and safety performance metrics during the year. The AIP bonuses paid to WES’s named executive officers are determined by Anadarko’s management.
The portion of any annual cash awards allocable to WES is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the WES omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2018, the annual equity awards generally consisted of a combination of (1) performance units, (2) stock options, and (3) time-based restricted stock units or shares of restricted stock. This award structure is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. The costs allocated to WES for the named executive officers’ compensation includes an allocation of expenses associated with a portion of these awards in accordance with the allocation mechanisms in the WES omnibus agreement.

Other benefits. In addition to the compensation elements discussed above, Anadarko also provides other benefits to WES’s named executive officers, including the following:

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

•
a limited number of perquisites, including financial counseling, tax preparation and estate planning, an executive physical program, management life insurance, voluntary participation in Anadarko’s Deferred Compensation Plan, and personal excess liability insurance; and

•
certain benefits that are also provided to all other eligible U.S.-based Anadarko employees, including medical, dental, vision, flexible spending and health savings accounts, paid time off, life insurance and disability coverage.

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please see the Compensation Discussion and Analysis section of Anadarko’s proxy statement for its annual meeting of 2019 stockholders, which is expected to be filed with the SEC no later than April 4, 2019.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines the compensation for each of WES’s named executive officers. The Board of Directors of WES GP determines compensation for the independent, non-management directors of WES’s Board of Directors, as well as any grants made under the WES LTIP. None of WES’s named executive officers provide compensation recommendations to the Anadarko Compensation and Benefits Committee or Anadarko’s management team regarding compensation (other than recommendations with respect to employees that report directly to them).

Compensation Mix

WES believes that the mix of base salary, cash and equity-based awards under Anadarko’s Omnibus Plan and other Anadarko compensation fit Anadarko’s and WES’s overall compensation objectives. WES believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of WES’s business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by WES and Anadarko.

EXECUTIVE COMPENSATION

As noted above, WES does not directly employ any of the persons responsible for managing or operating WES’s business and WES has no compensation committee. Instead, WES is managed by its general partner, WES GP, the executive officers of which are employees of Anadarko. WES’s reimbursement for the compensation of WES executive officers is governed by the WES omnibus agreement and the services and secondment agreement described in the caption Agreements with Anadarko—Services and Secondment Agreement under Part III, Item 13 of this Form 10-K.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by WES for its named executive officers for the years ended December 31, 2018, 2017 and 2016, as applicable. Except as specifically noted, the amounts included in the table below reflect the portion of the expense allocated to WES by Anadarko. For a discussion of the allocation percentages in effect for 2018, see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Benjamin M. Fink	2018	401,923	—	1,783,737	578,038	387,144	102,571	3,253,413
President and	2017	415,385	—	2,062,764	1,101,952	325,122	138,498	4,043,721
Chief Executive Officer	2016	332,135	—	1,634,281	401,340	259,066	108,526	2,735,348
Jaime R. Casas	2018	348,577	—	1,650,799	392,547	271,890	89,029	2,752,842
Senior Vice President, Chief	2017	208,731	—	1,257,309	904,934	135,675	71,607	2,578,256
Financial Officer and Treasurer	2016	—	—	—	—	—	—	—
Robin H. Fielder	2018	23,019	—	384,963	201,309	21,313	5,905	636,509
President	2017	—	—	—	—	—	—	—
(effective November 15, 2018)	2016	—	—	—	—	—	—	—
Gennifer F. Kelly	2018	111,927	—	520,799	100,655	87,303	28,674	849,358
Senior Vice President and Chief Operating	2017	—	—	—	—	—	—	—
Officer (effective May 13, 2018)	2016	—	—	—	—	—	—	—
Philip H. Peacock	2018	168,654	—	224,603	117,430	131,550	43,084	685,321
Senior Vice President, General Counsel	2017	150,082	—	906,771	218,869	88,894	50,098	1,414,714
and Corporate Secretary	2016	129,938	—	100,020	—	62,370	42,427	334,755

(1)
The amounts in this column reflect the base salary compensation allocated to WES by Anadarko for the years ended December 31, 2018, 2017 and 2016. Ms. Fielder’s amount reflects base salary compensation earned and allocated since her appointment as President on November 15, 2018. Ms. Kelly’s amount reflects base salary compensation earned and allocated since her appointment as the principal operating officer of WES on May 13, 2018.

(2)
The amounts in this column reflect the expected allocation to WES of the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the Omnibus Plan. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 23—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2018, see the Grants of Plan-Based Awards table. The amounts in this column also reflect the allocation of Anadarko performance unit awards, where such gross amounts are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date.

(3)
The amounts in this column reflect the expected allocation to WES of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the Omnibus Plan. See note (2) above for valuation assumptions. The value ultimately realized upon the exercise of the stock option(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 23—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the option awards granted to the named executives in 2018, see the Grants of Plan-Based Awards table.

(4)
The amounts in this column reflect the compensation under Anadarko’s AIP expected to be allocated to WES for the year ended December 31, 2018, and allocated to WES for the years ended December 31, 2017 and 2016. Given the timing of when payments are to be made in 2019, the 2018 amounts represent estimates of the payments which were earned in 2018 and are expected to be paid in early 2019, which may not be indicative of the payout the named executive officers will actually receive. The 2017 amounts represent payments which were earned in 2017 and paid in early 2018 and the 2016 amounts represent the payments which were earned in 2016 and paid in early 2017. For an explanation of the 2018 annual incentive plan awards, read Compensation Discussion and Analysis – 2018 Compensation Structure and Decisions Link Direct Compensation Elements to Strategy and Outcomes – Performance-Based Annual Incentive Program (AIP), contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to WES for the years ended December 31, 2018, 2017 and 2016. Ms. Fielder’s amount reflects allocated expenses beginning November 15, 2018, the date of her appointment as President. Ms. Kelly’s amount reflects allocated expenses beginning May 13, 2018, the date of her appointment as the principal operating officer of WES. The 2018 allocated expenses are detailed in the table below:

Name	Retirement Plans Expense	Savings Plans Expense
Benjamin M. Fink	$59,371	$43,200
Jaime R. Casas	51,501	37,528
Robin H. Fielder	3,385	2,520
Gennifer F. Kelly	16,637	12,037
Philip H. Peacock	24,922	18,162

Grants of Plan-Based Awards in 2018

The following table sets forth information concerning annual incentive awards, stock options, phantom units, shares of restricted stock, restricted stock units and performance units granted during 2018 to each of the named executive officers under the Omnibus Plan. Except for amounts in the column entitled “Exercise or Base Price of Option Awards”, the dollar amounts and number of securities included in the table below reflect an allocation based upon each named executive officer’s allocation of time to WES’s business.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Benjamin M. Fink
—	—	322,620	387,144
11/15/18								37,420	55.51	578,038
11/15/18				7,732	19,330	38,660				1,180,676
11/15/18							10,864			603,061
Jaime R. Casas
—	—	226,575	271,890
11/15/18								25,412	55.51	392,547
11/15/18				3,001	7,502	15,004				458,222
11/15/18							5,270			292,538
11/15/18							16,214			900,039
Robin H. Fielder
—	—	17,761	21,313
11/15/18								13,032	55.51	201,309
11/15/18				1,539	3,847	7,694				234,975
11/15/18							2,702			149,988
Gennifer F. Kelly
—	—	72,753	87,303
03/13/18							1,336			78,223
05/07/18							3,788			250,008
11/15/18								6,516	55.51	100,655
11/15/18				770	1,924	3,848				117,518
11/15/18							1,352			75,050
Philip H. Peacock
—	—	109,625	131,550
11/15/18								7,602	55.51	117,430
11/15/18				898	2,244	4,488				137,064
11/15/18							1,577			87,539

(1)
Reflects the estimated 2018 cash payouts allocable to WES under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to WES consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to WES for the actual bonus payouts under the annual incentive program for 2018 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan, read Compensation Discussion and Analysis – 2018 Compensation Structure and Decisions Link Direct Compensation Elements to Strategy and Outcomes – Performance-Based Annual Incentive Program (AIP) contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

(2)
Reflects the estimated future payout allocable to WES under Anadarko’s performance units awarded in 2018. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards, read Compensation Discussion and Analysis – 2018 Compensation Structure and Decisions Link Direct Compensation Elements to Strategy and Outcomes – Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

(3)
Reflects the allocable number of shares of restricted stock and restricted stock units awarded in 2018 under the Omnibus Plan. Generally speaking, these awards vest ratably on each of the first three anniversaries of the grant date. For shares of restricted stock, dividends are paid at the same time as dividends are paid with respect to outstanding shares of Anadarko common stock. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award. In addition to the annual grants in November 2018, Ms. Kelly received shares of restricted stock on March 13, 2018, prior to her appointment as an officer of WES, and restricted stock units on May 7, 2018, in connection with her promotion and appointment as the principal operating officer of WES; both grants vest ratably on each of the first three anniversaries of the grant date. Also included are the allocated 16,214 special restricted stock units awarded under the Omnibus Plan to Mr. Casas in 2018, which will fully vest four years from the grant date, provided Mr. Casas remains employed by Anadarko until such date.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2018. Generally, these awards vest ratably on each of the first three anniversaries of the grant date and have a term of seven years.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to WES of the grant date fair value of the awards made to named executives in 2018 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 23—Share-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Year-End 2018

The following table reflects outstanding equity awards as of December 31, 2018, for each of the named executive officers, including awards under Anadarko’s Omnibus Plan. As of December 31, 2018, none of WES’s named executive officers have any outstanding WES LTIP or WGP LTIP awards. The market values shown are based on Anadarko’s closing stock price of $43.84 on December 31, 2018, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s estimated allocation of time to WES’s business during the fiscal year ended December 31, 2018.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Benjamin M. Fink
06/07/13	1,298	—	87.98	06/07/20	—	—	—	—
11/06/13	5,412	—	92.02	11/06/20	—	—	—	—
11/06/14	13,235	—	93.51	11/06/21	—	—	—	—
10/26/15	18,035	—	69.00	10/26/22	—	—	—	—
10/26/15	—	—	—	—	—	—	3,101	135,948
11/10/16	—	—	—	—	13,293	582,765	—	—
11/10/16	—	—	—	—	—	—	3,450	151,248
11/10/16	11,549	5,774	61.87	11/10/23	—	—	—	—
11/10/16	—	—	—	—	1,385	60,718	—	—
02/13/17	3,087	6,173	68.14	02/13/24	—	—	—	—
02/13/17	—	—	—	—	1,508	66,111	—	—
02/13/17	—	—	—	—	—	—	1,867	81,849
11/14/17	—	—	—	—	7,818	342,741	—	—
11/14/17	17,213	34,424	48.05	11/14/24	—	—	—
11/14/17	—	—	—	—	—	—	26,619	1,166,977
11/15/18	—	—	—	—	—	—	19,330	847,427
11/15/18	—	—	—	—	10,938	479,522	—	—
11/15/18	—	37,420	55.51	11/15/25	—	—	—	—
Jaime R. Casas
05/22/17	—	29,174	53.35	05/22/24	—	—	—	—
05/22/17	—	—	—	—	9,478	415,516	—	—
11/14/17	—	—	—	—	4,138	181,410	—	—
11/14/17	9,109	18,216	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	14,088	617,618
11/15/18	—	—	—	—	—	—	7,502	328,888
11/15/18	—	—	—	—	5,306	232,615	—	—
11/15/18	—	—	—	—	16,325	715,688	—	—
11/15/18	—	25,412	55.51	11/15/25	—	—	—	—

Robin H. Fielder
04/12/16	—	—	—	—	262	11,486	—	—
11/10/16	—	—	—	—	—	—	618	27,093
11/10/16	2,069	1,034	61.87	11/10/23	—	—	—	—
11/10/16	—	—	—	—	248	10,872	—	—
05/22/17	—	—	—	—	5,745	251,861	—	—
11/14/17	—	—	—	—	796	34,897	—	—
11/14/17	1,752	3,503	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	2,709	118,763
11/15/18	—	—	—	—	—	—	3,847	168,652
11/15/18	—	—	—	—	2,721	119,289	—	—
11/15/18	—	13,032	55.51	11/15/25	—	—	—	—
Gennifer F. Kelly
04/12/16	—	—	—	—	616	27,005	—	—
03/15/17	—	—	—	—	884	38,755	—	—
03/13/18	—	—	—	—	1,336	58,570	—	—
05/07/18	—	—	—	—	3,841	168,389	—	—
11/15/18	—	—	—	—	—	—	1,924	84,348
11/15/18	—	—	—	—	1,361	59,666	—	—
11/15/18	—	6,516	55.51	11/15/25	—	—	—	—
Philip H. Peacock
04/12/16	—	—	—	—	666	29,197	—	—
03/27/17	1,788	3,575	59.94	03/27/24	—	—	—	—
03/27/17	—	—	—	—	—	—	1,033	45,287
03/27/17	—	—	—	—	852	37,352	—	—
11/14/17	—	—	—	—	10,606	464,967	—	—
11/14/17	—	—	—	—	1,150	50,416	—	—
11/14/17	2,531	5,060	48.05	11/14/24	—	—	—	—
11/14/17	—	—	—	—	—	—	3,913	171,546
11/15/18	—	—	—	—	—	—	2,244	98,377
11/15/18	—	—	—	—	1,588	69,618	—	—
11/15/18	—	7,602	55.51	11/15/25	—	—	—	—

(1)
Stock options have a seven-year term and will vest ratably over three years in equal installments on the first, second, and third anniversaries of the date of grant. Stock option awards do not accrue dividends or dividend equivalents.

(2)
Generally, the restricted stock units and shares of restricted stock will vest ratably over three years in equal installments on the first, second, and third anniversaries of the grant date. At the end of each vesting period, unless deferred, the number of restricted stock units that vest are settled in shares of unrestricted Anadarko common stock, less applicable withholding taxes. For shares of restricted stock, dividends are paid at the same time as dividends are paid with respect to outstanding shares of Anadarko common stock. For restricted stock units, dividend equivalents are accrued and reinvested in additional shares of common stock, less applicable withholding taxes. The following outstanding allocated special restricted stock units, including their corresponding dividend equivalent units, will fully vest four years from their respective grant dates, provided Messrs. Fink, Casas and Peacock and Ms. Fielder remain employed by Anadarko until such dates: 13,293 for Mr. Fink, 16,325 for Mr. Casas, 5,745 for Ms. Fielder and 10,606 for Mr. Peacock; these numbers include their corresponding dividend equivalent units as of December 31, 2018 and the actual number of shares that vest may differ from these values.

(3)
The number of outstanding units and the estimated payout percentages disclosed for each award are calculated based on Anadarko’s relative performance ranking as of December 31, 2018, and are not necessarily indicative of what the payout percent earned will be at the end of each three-year performance period. The three-year performance period generally starts in January following the year of grant, however the February 2017 grant to Mr. Fink and the March 2017 grant to Mr. Peacock uses the performance period of the November 2016 grant which is January 1, 2017 to December 31, 2019. Anadarko’s relative performance rankings as of December 31, 2018 were: 60% for the October 2015 grant, 60% for the November 2016 and February and March 2017 grants, and 164% for the November 2017 grant. For awards granted in November 2018 with a performance period beginning in 2019, target payout has been assumed.

Option Exercises and Stock Vested in 2018

The following table reflects Anadarko option awards exercised in 2018 and Anadarko stock awards and WGP LTIP phantom units that vested in 2018. The dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to WES’s business.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Benjamin M. Fink	—	—	7,140	400,811
Jaime R. Casas	—	—	2,053	111,678
Robin H. Fielder	—	—	1,063	61,559
Gennifer F. Kelly	—	—	1,347	81,019
Philip H. Peacock	—	—	2,007	118,672

(1)
Shares acquired and values realized on exercise include options exercised in 2018. The amounts shown in the “Value Realized on Exercise” column represent the difference between the market price of Anadarko common stock at exercise and the applicable exercise price of such option(s). The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2018 of shares of restricted stock or restricted stock units, performance units, or phantom units. For each named executive officer, the amount shown in the “Value Realized on Vesting” column represents the aggregate number of restricted stock units or shares of restricted stock held by such named executive officer that vested during 2018 multiplied by the market price of Anadarko common stock on the applicable vesting date(s). For shares of restricted stock or restricted stock units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2018

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. WES’s named executive officers are eligible to participate in these plans. Under the WES omnibus agreement, a portion of the annual expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a pension benefits table as Anadarko does not allocate expense to WES upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion of Anadarko’s pension benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

Nonqualified Deferred Compensation for 2018

Anadarko maintains a deferred compensation plan and a savings restoration plan for a select group of management and highly compensated employees who have reached the applicable Internal Revenue Code contribution limitations, including WES’s named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the WES omnibus agreement, a portion of the expense related to these plans is reimbursed by WES to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. WES has not included a nonqualified deferred compensation table as Anadarko does not allocate expense to WES upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits sections contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

Potential Payments Upon Termination or Change of Control

In the event of a Change of Control (as defined below) of WES GP, WGP GP or Anadarko, the only payments that WES would be responsible for paying to WES’s named executive officers relate to the accelerated vesting of unvested awards under the WES LTIP. Similarly, WES would be responsible for paying its allocated share of any accelerated vesting of awards under the WGP LTIP if a Change of Control were to occur at WGP GP. As of December 31, 2018, none of WES’s named executive officers have any outstanding WES LTIP or WGP LTIP awards.
WES has not entered into any employment agreements with its named executive officers, nor does it manage any severance plans. However, WES’s named executive officers are eligible for certain benefits provided by Anadarko. Currently, WES is not allocated any expense for these agreements or plans, but for disclosure purposes WES is presenting hypothetical allocations of the potential payments to be made by Anadarko in the event of termination of the named executive officer or a Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, read Executive Compensation - Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019. Values reflect each named executive officer’s allocation of time to WES’s business at December 31, 2018, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.
The following tables reflect the expenses that could be allocated to WES by Anadarko as of December 31, 2018, in connection with potential payments to WES’s named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a termination date of December 31, 2018, and, where applicable, using the closing price of Anadarko’s common stock of $43.84 (as reported on the NYSE as of December 31, 2018). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, read Executive Compensation - Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019. Actual amounts will be determinable only upon the termination or Change in Control event.

Involuntary For Cause

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Cash Severance	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Voluntary Termination (Including Retirement)

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Continued Vesting of Option Awards (1)	$—	$—	$—	$—	$—
Payout of Performance Unit Awards (2)	—	—	—	—	—
Continued Vesting of Restricted Stock Unit Awards (3)	—	—	—	—	—
Total	$—	$—	$—	$—	$—

(1)
Reflects the value (determined as the excess, if any, of the fair market value of a share as of December 31, 2018, over the exercise price of such share (the “in-the-money value”)) of allocated unvested stock options. The nonqualified stock option agreements provide for continued vesting according to the time-based vesting schedule in cases of qualified retirement (which means retirement at or after age 60 with minimum 10 years of service). As of December 31, 2018, none of the named executive officers were eligible for qualified retirement.

(2)
Under the terms of the performance unit agreements, retirement-eligible participants, as defined by the Anadarko Petroleum Corporation Retiree Health Benefits Plan, receive a prorated payout, paid after the end of the performance period, based on actual performance and the number of months worked during the performance period. Additionally, the performance unit agreements provide for payout at the end of the performance period, with no proration and based on actual performance, in cases of a qualified retirement, or retirement at or after age 60 with minimum 10 years of service. As of December 31, 2018, none of the named executive officers were eligible for retirement nor qualified retirement.

(3)
Under the terms of the restricted stock unit agreements, in the event of a qualified retirement, restricted stock units will be settled according to the vesting schedule. As of December 31, 2018, none of the named executive officers were eligible for qualified retirement.

Involuntary Not For Cause Termination

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Cash Severance (1)	$1,482,375	$965,925	$407,400	$430,625	$496,875
Pro-rata Bonus (2)	387,144	271,890	21,313	87,303	131,550
Accelerated Anadarko Equity Awards (3)	3,779,358	2,491,735	742,913	436,733	966,760
Supplemental Pension Benefits (4)	—	—	—	—	—
Medical and Dental (5)	8,828	9,882	2,450	7,790	5,490
Total	$5,657,705	$3,739,432	$1,174,076	$962,451	$1,600,675

(1)
The values assume two times base salary plus one times target AIP bonus. All values reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values reflect the allocated portion of the named executive officers’ bonus awarded under the annual incentive plan. For additional discussion of this program, read Compensation Discussion and Analysis – 2018 Compensation Structure and Decisions Link Direct Compensation Elements to Strategy and Outcomes – Performance-Based Annual Incentive Program (AIP) of Anadarko’s proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed no later than April 4, 2019.

(3)
Reflects the in-the-money value of unvested stock options (subject to Anadarko’s Board of Directors approval of the acceleration of such stock options, as discussed below), the estimated current value of unvested performance units (based on performance to date) and the value of unvested shares of restricted stock and restricted stock units granted under the Omnibus Plan, all as of December 31, 2018. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance period, based on actual performance. Further, while the terms of the outstanding stock options do not require Anadarko to accelerate the vesting of the stock options upon an involuntary termination not for cause, Anadarko’s Board of Directors has a historic practice of doing so and, as such, the value of acceleration of the outstanding stock option awards is included above. The equity awards granted on and after November 10, 2016 contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

(4)
Reflects the lump-sum present value of additional benefits related to Anadarko’s supplemental pension benefits which are contingent upon the termination event. The value includes special pension credits, provided through an employment agreement, retention agreement, the APC Retirement Restoration Plan or the KMG Restoration Plan, as applicable. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming their allocation percentages in effect as of December 31, 2018, the expense would be as follows: Ms. Fielder—$111,430 and Ms. Kelly—$162,249.

(5)
Values represent six months of medical and dental active employee rate benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect the applicable and estimated allocation percentages for each named executive officer during the fiscal year ended December 31, 2018.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Cash Severance (1)	$2,077,637	$959,580	$411,000	$468,990	$549,636
Pro-rata Bonus (2)	394,266	115,290	60,000	71,995	87,318
Accelerated Anadarko Equity Awards (3)	3,779,358	2,491,735	742,913	436,733	966,760
Supplemental Pension Benefits (4)	—	—	—	—	—
Nonqualified Deferred Compensation (5)	224,823	95,958	24,660	25,710	53,170
Health and Welfare Benefits (6)	85,042	55,112	13,341	36,185	27,770
Total	$6,561,126	$3,717,675	$1,251,914	$1,039,613	$1,684,654

(1)
For Mr. Fink, the value assumes two and a half times the sum of base salary in effect at the end of 2018 and his target annual bonus for the year in which the date of termination occurs. For all other named executive officers, values assume two times the sum of base salary plus the highest bonus paid in the past three years, per the terms of the key employee change of control agreement with Anadarko. Mr. Casas’ value was calculated using his bonus payout in 2018 since he did not receive bonus payouts in the prior two years. All values reflect the estimated allocation percentages during the fiscal year ended December 31, 2018.

(2)
For Mr. Fink, the value assumes pro-rata bonus based on the target AIP bonus percentage in effect for the year of termination, base salary in effect at the beginning of the year and Anadarko’s actual performance, as may be allocated under the Omnibus Agreement. For all other named executive officers, values assume the full-year equivalent of the applicable named executive officer’s highest annual bonus allocated to us over the past three years. The value for Mr. Casas’ highest annual bonus was based on the payout in 2018 as he did not receive bonus payouts in the prior two years. All values reflect the estimated allocation percentages during the fiscal year ended December 31, 2018.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested shares of restricted stock and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under the Omnibus Plan, all as of December 31, 2018. Upon a Change of Control, the value of unvested performance units would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. The equity awards granted on and after November 10, 2016 contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

(4)
Under the terms of the change of control agreement, the named executive officers would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming the applicable named executive officer was eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to WES for distribution of these benefits. If Anadarko were to allocate this expense to WES, assuming the allocation percentages in effect as of December 31, 2018, the expense would be as follows: Mr. Fink—$304,226, Mr. Casas—$99,812, Ms. Fielder—$402,040, Ms. Kelly—$315,397, and Mr. Peacock—$50,809.

(5)
For Mr. Fink, the values reflect an additional three years of employer contributions into the savings restoration plan at his current contribution rate to the plan and is based on his estimated allocation percentage during the fiscal year ended December 31, 2018. For all other named executive officers, the values reflect an additional two years of employer contributions into the savings restoration plan at their current contribution rate to the plan and are based on their estimated allocation percentages during the fiscal year ended December 31, 2018, per the terms of their key employee change of control agreements with Anadarko.

(6)
The values represent 36 months and 24 months of health and welfare benefit coverage for Mr. Fink and all other named executive officers, respectively. These amounts are present values determined in accordance with GAAP and reflect the estimated allocation percentages during the fiscal year ended December 31, 2018.

Disability

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Cash Severance	$—	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	3,779,358	2,491,735	742,913	436,733	966,760
Health and Welfare Benefits (2)	224,998	162,749	41,139	48,700	85,518
Total	$4,004,356	$2,654,484	$784,052	$485,433	$1,052,278

(1)
Reflects the in-the-money value of unvested stock options, the value of unvested shares of restricted stock and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under the Omnibus Plan, all as of December 31, 2018. In the event of a termination as a result of disability, performance units would be paid after the end of the applicable performance period, based on actual performance. The equity awards granted on and after November 10, 2016, contain a non-disclosure covenant (indefinite duration) and non-disparagement and employee non-solicitation covenants (one year). All values reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

Death

	Mr. Fink	Mr. Casas	Ms. Fielder	Ms. Kelly	Mr. Peacock
Cash Severance	$—	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	3,479,317	2,250,703	714,636	436,733	929,978
Life Insurance Proceeds (2)	1,657,049	1,201,979	479,802	535,862	618,302
Total	$5,136,366	$3,452,682	$1,194,438	$972,595	$1,548,280

(1)
Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested shares of restricted stock and restricted stock units granted under the Omnibus Plan, all as of December 31, 2018. All values reflect each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s estimated allocation percentage during the fiscal year ended December 31, 2018, and exclude death benefit proceeds from programs available to all employees.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of Mr. Benjamin M. Fink, our Chief Executive Officer (CEO). As discussed in the Employees section in Business and Properties under Part I, Items 1 and 2 of this form 10-K, neither we nor WES have any employees. Nonetheless, in an effort to comply with this requirement, the pay ratio provided below has been calculated as the total 2018 annual compensation for Mr. Fink, divided by the total annual compensation of the median employee providing services to WES pursuant to (i) the Services and Secondment Agreement and (ii) the Omnibus Agreement, in each case on an unallocated (100%) basis. For 2018, the ratio resulting from this calculation was 27 to 1.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending Board and committee meetings pursuant to a director compensation plan approved by the Board of Directors. There were no changes to the director compensation plan during 2018. Such compensation consists of the following:

•	an annual retainer of $110,000 for each non-employee Board member;

•	an annual retainer of $2,000 for each member of the Audit Committee, or $16,000 for the Audit Committee chair;

•	an annual retainer of $2,000 for each member of the Special Committee, or $17,000 for the Special Committee chair;

•	a fee of $2,000 for each Board and committee meeting attended to the extent a non-employee Board member attends in excess of 10 total Board and committee meetings in one calendar year; and

•
annual grants of phantom units with a value of approximately $100,000 on the date of grant ($50,000 for any director who also serves as a director of WES GP), all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko).

Notwithstanding the above, for any director that also serves as a director for WES GP, the annual retainer is $55,000 and the per-meeting fee in excess of 10 total board and committee meetings attended is $1,000.
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

The following table sets forth information concerning total director compensation earned during 2018 by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Thomas R. Hix	$147,000	$100,013	$—	$—	$—	$247,013
Craig W. Stewart	132,000	100,013	—	—	—	232,013
David J. Tudor	71,000	50,024	—	—	—	121,024

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2018, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. As of December 31, 2018, Mr. Tudor held 1,426 outstanding phantom units and Messrs. Hix and Stewart each held 2,851 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2018:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Thomas R. Hix	May 8	2,851	100,013
Craig W. Stewart	May 8	2,851	100,013
David J. Tudor	May 8	1,426	50,024

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2018 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. Ms. Fielder and Messrs. Brown, Fink, Gwin, and Ingram, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Gas Equity Holdings, LLC:

Benjamin M. Fink
Robin H. Fielder
Robert G. Gwin
Daniel E. Brown
Thomas R. Hix
Mitch W. Ingram
Craig W. Stewart
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WES common units held by the following as of February 18, 2019:

•	each member of the Board of Directors;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	52,143,426	34.17%	170,380,161	77.82%
Robert G. Gwin	5,000	*	100,000	*
Benjamin M. Fink	2,213	*	18,683	*
Jaime R. Casas	—	*	—	*
Robin H. Fielder	—	*	—	*
Gennifer F. Kelly	—	*	—	*
Philip H. Peacock	—	*	7,500	*
Daniel E. Brown	—	*	—	*
Thomas R Hix (3)	—	*	11,477	*
Mitchell W. Ingram	—	*	—	*
Craig W. Stewart (3)	—	*	26,404	*
David J. Tudor (3)	12,519	*	8,463	*
All directors and executive officers as a group (11 persons)	19,732	*	172,527	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)
WGP held 50,132,046 common units of WES and other subsidiaries of Anadarko, AMM and AMH, collectively held 2,011,380 common units of WES. WGRI owns 170,380,161 common units of WGP. Anadarko is the ultimate parent company of WGP, WGP GP, AMM, AMH and WGRI and may, therefore, be deemed to beneficially own the units held by such parties. Anadarko, through AMH, also held 14,681,388 WES Class C units.

(3)
Does not include (a) 2,005 unvested phantom units that were granted to Mr. Tudor under the WES LTIP, and (b) 1,426 unvested phantom units that were granted to Mr. Tudor, and 2,851 unvested phantom units that were granted to each of Messrs. Hix and Stewart under the WGP LTIP. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s Board of Directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 18, 2019:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3) (4)	72,023	169,812	241,835	*
Benjamin M. Fink (3)	19,896	90,690	110,586	*
Jaime R. Casas (3)	1,726	10,121	11,847	*
Robin H. Fielder (3) (5)	4,502	12,734	17,236	*
Gennifer F. Kelly (3) (5)	9,616	—	9,616	*
Philip H. Peacock (3) (5)	2,442	12,210	14,652	*
Daniel E. Brown (3)	27,327	128,494	155,821	*
Thomas R. Hix	—	—	—	*
Mitchell W. Ingram (3)	50,709	61,270	111,979	*
Craig W. Stewart	—	—	—	*
David J. Tudor	—	—	—	*
All directors and executive officers as a group (11 persons) (3)	188,241	485,331	673,572	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of December 31, 2018, there were 499.6 million shares of Anadarko common stock outstanding.

(3)
Does not include unvested restricted stock units of Anadarko held by the following individuals in the amounts indicated: Robert G. Gwin—45,166; Benjamin M. Fink—41,815; Jaime R. Casas—38,689; Robin H. Fielder—31,163; Gennifer F. Kelly—10,279; Philip H. Peacock—27,887; Daniel E. Brown—57,215; and Mitchell W. Ingram—43,948; for a total of 296,162 unvested restricted stock units held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
In 2017, Mr. Gwin transferred the economic interest in certain stock options and restricted stock units of Anadarko common stock pursuant to a domestic relations order. The shares reported do not reflect the stock options or restricted stock units in which he has no economic or beneficial interest.

(5)
Includes 872, 5,670 and 1,331 unvested shares of restricted common stock of Anadarko held by Robin H. Fielder, Gennifer F. Kelly and Philip H. Peacock, respectively. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

As of February 18, 2019, Anadarko and its affiliates hold more than 5% of the outstanding WES and WGP common units, as listed in the first table of this Item 12. The following table sets forth owners of 5% or greater of WES’s and WGP’s units, other than Anadarko.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
WES Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	15,779,164 (1)	10.30%
WES Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	9,954,452 (2)	5.97%
WES Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	8,725,038 (3)	5.71%
WGP Common Units	Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	11,341,729 (4)	5.18%

(1)
Based upon its Schedule 13G filed February 12, 2019, with the SEC with respect to WES securities held as of December 31, 2018, Tortoise Capital Advisors, L.L.C. has shared voting power as to 14,143,949 common units and shared dispositive power as to 15,658,185 common units and sole voting and dispositive power over 120,979 common units.

(2)
Based upon its Schedule 13G filed February 4, 2019, with the SEC with respect to WES securities held as of December 31, 2018, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 9,954,452 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 9,954,452 of the common units held by ALPS.

(3)
Based upon its Schedule 13G/A filed February 1, 2019, with the SEC with respect to WES securities held as of December 31, 2018, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 8,629,682 common units and Richard A. Kayne has sole voting and dispositive power over 95,356 common units.

(4)
Based upon its Schedule 13G filed February 13, 2019, with the SEC with respect to WGP securities held as of December 31, 2018, Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC have shared voting power as to 10,967,246 common units and shared dispositive power as to 11,341,729 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WGP LTIP as of December 31, 2018. For more information regarding the WGP LTIP, which did not require approval by our unitholders, read Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	7,128	— (2)	2,937,197
Total	7,128	—	2,937,197

(1)	The Board of Directors adopted the WGP LTIP in connection with the IPO of our common units.

(2)
Phantom units constitute the only rights outstanding under the WGP LTIP. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2018. For more information regarding the WES LTIP, which did not require approval by WES’s unitholders, read Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	8,020	— (1)	2,241,980
Total	8,020	—	2,241,980

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 18, 2019, WGRI owned 170,380,161 common units representing a 77.8% limited partner interest in us. In addition, as of February 18, 2019, our general partner held a non-economic general partner interest in us.

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

•	50,132,046 WES common units, representing a 29.5% limited partner interest in WES.

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

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the WGP omnibus agreement for the year ended December 31, 2018, separate from, and in addition to, those reimbursed by WES:

thousands	Year Ended December 31, 2018
General and administrative expenses	$269
Public company expenses	2,895
Total reimbursement	$3,164

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
Through December 31, 2018, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

•
WES’s obligation to reimburse Anadarko for expenses incurred or payments made on its behalf in conjunction with Anadarko’s provision of general and administrative services to WES, including salary and benefits of Anadarko personnel, WES’s public company expenses, general and administrative expenses and salaries and benefits of WES’s executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2018); and

•	WES’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to WES’s assets.

The table below reflects the categories of expenses for which WES was obligated to reimburse Anadarko pursuant to the WES omnibus agreement for the year ended December 31, 2018:

thousands	Year Ended December 31, 2018
Reimbursement of general and administrative expenses	$35,077
Reimbursement of public company expenses	15,409
Total reimbursement	$50,486

Any or all of the provisions of the WES omnibus agreement are terminable by Anadarko at its option if WES GP is removed as general partner without cause and units held by WES GP and its affiliates are not voted in favor of that removal. The WES omnibus agreement will also generally terminate in the event of a change of control of WES or WES GP. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
Through December 31, 2018, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

Services and Secondment Agreement

In connection with WES’s IPO, Anadarko and WES GP entered into a services and secondment agreement, pursuant to which specified employees of Anadarko are seconded to WES GP to provide operating, routine maintenance and other services with respect to assets WES owns and operates under the direction, supervision and control of WES GP. Pursuant to the services and secondment agreement, WES reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement expired in May 2018, but was extended for a twelve-month period and will continue to automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires.

WES Tax Sharing Agreement

In connection with WES’s IPO, WES entered into a tax sharing agreement pursuant to which WES reimburses Anadarko for WES’s estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States. Taxes for which WES reimburses Anadarko include state taxes attributable to WES’s income, which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to WES’s acquisition of WES assets, which refers to the assets indirectly owned and interests accounted for under the equity method by WGP through its partnership interests in WES as of December 31, 2018. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include WES as a member. However, under this circumstance, WES nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

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

Commodity Price Swap Agreements

Prior to their expiration on December 31, 2018, WES had commodity price swap agreements with Anadarko to mitigate exposure to commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and Processing Agreements

WES has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. For the year ended December 31, 2018, 7% of WES’s natural gas gathering, treating and transportation throughput and 41% of WES’s natural gas processing throughput, was attributable to production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput. For the year ended December 31, 2018, 73% of WES’s crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput was attributable to production owned or controlled by Anadarko, exclusive of its equity investment throughput.

Commodity Purchase and Sale Agreements

WES sells a significant amount of its natural gas, condensate and NGLs to AESC, Anadarko’s marketing affiliate that acts as an agent in the sale to a third party. In addition, WES purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. WES’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Affiliate Asset Contributions and Distributions

The following table summarizes Anadarko’s contributions and distributions of other assets to WES:

	Year Ended December 31,
	2018	2017	2016	2018	2017	2016
thousands	Purchases			Sales
Cash consideration	$(254)	$(3,910)	$(3,965)	$—	$—	$623
Net carrying value	254	5,283	3,366	—	—	(605)
Partners’ capital adjustment	$—	$1,373	$(599)	$—	$—	$18

Contributions in Aid of Construction Costs from Affiliates

On certain of WES’s capital projects, Anadarko is obligated to reimburse WES for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. For periods prior to January 1, 2018, the cash receipts resulting from such reimbursements were presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows. As discussed in Recently adopted accounting standards in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, upon adoption of Topic 606, affiliate reimbursements of capital costs are reflected as contract liabilities upon receipt, amortized to Service revenues – fee based over the expected period of customer benefit, and presented within the operating section of the consolidated statements of cash flows.

Indemnification Agreements

All of WES’s notes and obligations under the WES RCF are recourse to WES GP. WES GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES GP for WES’s long-term debt and/or borrowings under the WES RCF.

Merger Transactions

On November 7, 2018, WGP, WES, Anadarko and certain of their affiliates entered into a Contribution Agreement and Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WGP, will merge with and into WES, with WES continuing as the surviving entity and a subsidiary of WGP (the “Merger”). Upon closing of the Merger, which is expected to occur in the first quarter of 2019, the common units of WES will no longer be publicly traded and will cease to trade on the NYSE under the symbol “WES.” The common units of WGP will begin trading on the NYSE under the symbol “WES” and WGP will change its name to Western Midstream Partners, LP.
The Merger Agreement also provides that WGP, WES and Anadarko will, and will cause their respective affiliates to, cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) will contribute to WES all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and Delaware Basin Midstream, LLC (each wholly owned by WES) in exchange for aggregate consideration of $1.814 billion in cash from WES, minus the outstanding amount payable pursuant to an intercompany note (“APCWH Note Payable”) to be assumed by WES in connection with the transaction, and 45,760,201 WES common units; (2) AMH will sell to WES its interests in Saddlehorn Pipeline Company, LLC and Panola Pipeline Company, LLC in exchange for aggregate consideration of $193.9 million in cash; (3) WES will contribute cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time to APCWH, and APCWH will pay such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) WES Class C units will convert into WES common units on a one-for-one basis; and (5) WES and WES GP will cause the conversion of the IDRs and the 2,583,068 general partner units in WES held by WES GP into a non-economic general partner interest in WES and 105,624,704 WES common units. The 45,760,201 WES common units to be issued to the Contributing Parties, less 6,375,284 WES common units to be retained by WGRAH, will be converted into the right to receive an aggregate of 55,360,984 WGP common units upon the consummation of the Merger. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information.

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
The following table summarizes material affiliate transactions (see Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

	Year Ended December 31,
thousands	2018	2017	2016
Revenues and other (1)	$1,067,860	$1,365,318	$1,228,232
Equity income, net – affiliates (1)	153,024	85,194	78,717
Cost of product (1)	193,663	86,010	80,455
Operation and maintenance (2)	98,769	72,489	72,330
General and administrative (3)	46,212	39,940	38,873
Operating expenses	338,644	198,439	191,658
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	—	71	(7,747)
Settlement of the Deferred purchase price obligation – Anadarko (6)	—	(37,346)	—
Distributions to WGP unitholders (7)	400,194	360,523	315,505
Distributions to WES unitholders (8)	7,583	7,100	5,614
Above-market component of swap agreements with Anadarko (9)	51,618	58,551	45,820

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of WES assets, as well as a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of WES assets by WES. These amounts include equity-based compensation expense allocated to WES and WGP by Anadarko and amounts charged by Anadarko under the WGP and WES omnibus agreements. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 3—Acquisitions and Divestitures and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(6)
Represents the cash payment to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

(9)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information.

Other

In 2018, Anadarko made payments totaling approximately $688,000 to the Houston Astros Baseball Club. James R. Crane, a member of the Board of Directors of WES GP, is the principal owner and Chairman of the Houston Astros.

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

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. We paid $0.2 million in audit fees for both the years ended December 31, 2018 and 2017. In addition, WES paid $1.9 million in audit fees and $0.2 million in audit-related fees for the year ended December 31, 2018, and $1.2 million in audit fees and $0.3 million in audit-related fees for the year ended December 31, 2017.
Audit fees are primarily for the audit of the WGP and WES consolidated financial statements, including the audit of the effectiveness of internal control over financial reporting, consents, comfort letters, other audits, and the reviews of financial statements included in the Forms 10-Q. Audit-related fees are primarily for certain financial accounting consultations.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of WGP’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2018, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of WGP’s consolidated financial statements for the year ended December 31, 2019.

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

2.15#
Contribution Agreement and Agreement and Plan of Merger, dated as of November 7, 2018, by and among Anadarko Petroleum Corporation, Anadarko E&P Onshore LLC, APC Midstream Holdings, LLC, Western Gas Equity Partners, LP, Western Gas Equity Holdings, LLC, Western Gas Partners, LP, Western Gas Holdings, LLC, Clarity Merger Sub, LLC, WGR Asset Holding Company LLC, WGR Operating, LP, Kerr-McGee Gathering LLC, Kerr-McGee Worldwide Corporation and Delaware Basin Midstream, LLC, (incorporated by reference to Exhibit 2.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on November 8, 2018, File No. 001-35753).

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

10.17‡
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

10.18‡
Form of Award Agreement under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

10.19†
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

10.20
Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2014, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

10.21
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of October 20, 2015, among Western Gas Partners, LP, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.17 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

Exhibit Number	Description
10.22
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2016, among Western Gas Partners, LP, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 16, 2016, File No. 001-34046).

10.23
Revolving Credit Agreement, dated as of March 14, 2016, among Western Gas Equity Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-35753).

10.24
First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, among Western Gas Equity Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-35753).

10.25
Third Amended and Restated Revolving Credit Agreement, dated as of February 15, 2018, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

10.26
First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

10.27
364-Day Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

10.28
Fourth Amended and Restated Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Western Gas Resources, Inc (incorporated by reference to Exhibit 10.19 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

10.29
First Amendment to Fourth Amended and Restated Indemnification Agreement, dated February 15, 2018, between Western Gas Holdings, LLC and Western Gas Resources, Inc. (incorporated by reference to Exhibit 10.23 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

10.30
Omnibus Agreement, by and among, Western Gas Equity Partners, LP, Western Gas Equity Holdings, LLC and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

10.31
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

10.32
AMH Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and APC Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.33
KWC Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Kerr-McGee Worldwide Corporation (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

10.34
Unit Purchase Agreement, dated October 28, 2014, by and among Western Gas Partners, LP, APC Midstream Holdings, LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

10.35†
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

Exhibit Number	Description
10.36†
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

10.37†
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

10.38
Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Equity Partners, LP, dated as of November 1, 2012 (incorporated by reference to Exhibit 10.2 to the Western Gas Equity Partners, LP Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

10.39
Board Observation Agreement, dated March 14, 2016, among Western Gas Partners, LP, Western Gas Holdings, LLC, Western Gas Equity Partners, LP and the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

10.40†
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

10.41†
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

WESTERN GAS EQUITY PARTNERS, LP

February 20, 2019

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Equity Holdings, LLC (as general partner of Western Gas Equity Partners, LP)

Each person whose signature appears below constitutes and appoints Robin H. Fielder and Jaime R. Casas, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

Signature	Title (Position with Western Gas Equity Holdings, LLC)

/s/ Benjamin M. Fink	Chairman and Director
Benjamin M. Fink

/s/ Robin H. Fielder	President, Chief Executive Officer and Director
Robin H. Fielder	(Principal Executive Officer)

/s/ Jaime R. Casas	Senior Vice President, Chief Financial Officer and Treasurer
Jaime R. Casas	(Principal Financial and Accounting Officer)

/s/ Robert G. Gwin	Director
Robert G. Gwin

/s/ Daniel E. Brown	Director
Daniel E. Brown

/s/ Mitchell W. Ingram	Director
Mitchell W. Ingram

/s/ Thomas R. Hix	Director
Thomas R. Hix

Director
Craig W. Stewart

/s/ David J. Tudor	Director
David J. Tudor