Form 10-Q
period 2019-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2019-05-01
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:	Zip Code:	Registrant’s telephone number, including area code:	Former Name:
Western Midstream Partners, LP	1201 Lake Robbins Drive The Woodlands, Texas	77380	(832) 636-6000	Western Gas Equity Partners, LP
Western Midstream Operating, LP	1201 Lake Robbins Drive The Woodlands, Texas	77380	(832) 636-6000	Western Gas Partners, LP

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Western Midstream Partners, LP	Yes ☑ No ☐
Western Midstream Operating, LP	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Western Midstream Partners, LP	Yes ☑ No ☐
Western Midstream Operating, LP	Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Western Midstream Partners, LP	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Western Midstream Operating, LP	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Western Midstream Partners, LP	☐
Western Midstream Operating, LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Western Midstream Partners, LP	Yes ☐ No ☑
Western Midstream Operating, LP	Yes ☐ No ☑

Common units outstanding as of April 29, 2019:

Western Midstream Partners, LP	452,990,862
Western Midstream Operating, LP	None

FILING FORMAT

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: Western Midstream Partners, LP and Western Midstream Operating, LP. Western Midstream Operating, LP is a consolidated subsidiary of Western Midstream Partners, LP that has publicly traded debt, but does not have any publicly traded equity securities. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Part I, Item 1 of this quarterly report includes separate financial statements (i.e., consolidated statements of operations, consolidated balance sheets, consolidated statements of equity and partners’ capital and consolidated statements of cash flows) for Western Midstream Partners, LP and Western Midstream Operating, LP. The accompanying Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part I, Item 2 of this quarterly report, are presented on a combined basis for each registrant, with any material differences between the registrants disclosed separately.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, references to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. As used in this Form 10-Q, the terms and definitions below have the following meanings:
Affiliates: Subsidiaries of Anadarko, excluding us, but including equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn LLC, Cactus II, Saddlehorn, Panola, Mi Vida, Ranch Westex and Red Bluff Express.
AMA: The Anadarko Midstream Assets, which are comprised of the Wattenberg processing plant, Wamsutter pipeline, DJ Basin oil system, DBM oil system, APC water systems, the 20% interest in Saddlehorn, the 15% interest in Panola, the 50% interest in Mi Vida and the 50% interest in Ranch Westex.
AMH: APC Midstream Holdings, LLC.
Anadarko or APC: Anadarko Petroleum Corporation and its subsidiaries, excluding us and the general partner.
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Board of Directors: The board of directors of the general partner.
Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Cactus II: Cactus II Pipeline LLC.
Chevron: Chevron Corporation.
Chevron Merger: Chevron’s acquisition by merger of Anadarko pursuant to, and subject to the conditions of, the Chevron Merger Agreement.
Chevron Merger Agreement: Agreement and Plan of Merger, dated as of April 11, 2019, by and among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko.
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
DBM: Delaware Basin Midstream, LLC.
DBM water systems: The produced water gathering and disposal systems in West Texas, including the APC water systems acquired as part of the acquisition of AMA.
DJ Basin complex: The Platte Valley system, Wattenberg system, Lancaster plant and Wattenberg processing plant (acquired as part of the acquisition of AMA).
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
General partner: Western Midstream Holdings, LLC, the general partner of the Partnership.
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
IPO: Initial public offering.
LIBOR: London Interbank Offered Rate.
Marcellus Interest: The 33.75% interest in the Larry’s Creek, Seely and Warrensville gas gathering systems and related facilities located in northern Pennsylvania.
MBbls/d: Thousand barrels per day.
Mcf: Thousand cubic feet.
Merger: The merger of Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of the Partnership, which closed on February 28, 2019.
Merger Agreement: The Contribution Agreement and Agreement and Plan of Merger, dated November 7, 2018, by and among the Partnership, WES Operating, Anadarko and certain of their affiliates, pursuant to which the parties thereto agreed to effect the Merger and certain other transactions.
MGR: Mountain Gas Resources, LLC.
MGR assets: The Red Desert complex and the Granger straddle plant.
Mi Vida: Mi Vida JV LLC.
MMBtu: Million British thermal units.
MMcf: Million cubic feet.
MMcf/d: Million cubic feet per day.
Mont Belvieu JV: Enterprise EF78 LLC.
Natural gas liquid(s) or NGL(s): The combination of ethane, propane, normal butane, isobutane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.
NYSE: New York Stock Exchange.
Panola: Panola Pipeline Company, LLC.
Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.

Ranch Westex: Ranch Westex JV LLC.
RCF: WES Operating’s senior unsecured revolving credit facility.
Red Bluff Express: Red Bluff Express Pipeline, LLC.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Rendezvous: Rendezvous Gas Services, LLC.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.
ROTF: Regional oil treating facility.
Saddlehorn: Saddlehorn Pipeline Company, LLC.
SEC: U.S. Securities and Exchange Commission.
Springfield system: The Springfield gas gathering system and Springfield oil gathering system.
TEFR Interests: The interests in TEP, TEG and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
WES Operating: Western Midstream Operating, LP, formerly Western Gas Partners, LP.
WES Operating GP: Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex: The DBM complex and DBJV and Haley systems, all of which were combined into a single complex effective January 1, 2018.
WGP RCF: The senior secured revolving credit facility that Western Gas Equity Partners, LP entered into in March 2016 and matured in March 2019.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.
364-day Facility: WES Operating’s 364-day senior unsecured credit facility.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$326,642	$222,038
Service revenues – product based	1,352	631
Product sales	50,443	62,507
Total revenues and other – affiliates	378,437	285,176
Revenues and other – third parties
Service revenues – fee based	253,332	171,735
Service revenues – product based	18,027	22,792
Product sales	21,690	21,118
Other	397	233
Total revenues and other – third parties	293,446	215,878
Total revenues and other	671,883	501,054
Equity income, net – affiliates	57,992	30,229
Operating expenses
Cost of product (2)	114,063	94,318
Operation and maintenance (2)	142,829	96,795
General and administrative (2)	22,844	15,829
Property and other taxes	16,285	14,600
Depreciation and amortization	113,946	84,790
Impairments	390	200
Total operating expenses	410,357	306,532
Gain (loss) on divestiture and other, net	(590)	116
Operating income (loss)	318,928	224,867
Interest income – affiliates	4,225	4,225
Interest expense (3)	(65,876)	(38,015)
Other income (expense), net	(35,206)	817
Income (loss) before income taxes	222,071	191,894
Income tax expense (benefit)	10,092	10,884
Net income (loss)	211,979	181,010
Net income (loss) attributable to noncontrolling interests	93,319	49,483
Net income (loss) attributable to Western Midstream Partners, LP	$118,660	$131,527
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$118,660	$131,527
Pre-acquisition net (income) loss allocated to Anadarko	(29,116)	(30,522)
Limited partners’ interest in net income (loss)	89,544	101,005
Net income (loss) per common unit – basic and diluted	$0.30	$0.46
Weighted-average common units outstanding – basic and diluted	299,556	218,933

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $56.2 million and $34.8 million for the three months ended March 31, 2019 and 2018, respectively. Operation and maintenance includes charges from affiliates of $39.1 million and $23.0 million for the three months ended March 31, 2019 and 2018, respectively. General and administrative includes charges from affiliates of $18.9 million and $12.7 million for the three months ended March 31, 2019 and 2018, respectively. See Note 6.

(3)	Includes affiliate (as defined in Note 1) amounts of $1.8 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. See Note 1 and Note 10.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$100,047	$92,142
Accounts receivable, net (2)	212,423	221,164
Other current assets (3)	23,472	27,056
Total current assets	335,942	340,362
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	11,580,329	11,258,773
Less accumulated depreciation	2,950,330	2,848,420
Net property, plant and equipment	8,629,999	8,410,353
Goodwill	445,800	445,800
Other intangible assets	833,404	841,408
Equity investments	1,217,156	1,092,088
Other assets (4)	74,694	67,194
Total assets	$11,796,995	$11,457,205
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$328,867	$443,343
Short-term debt	2,000,000	28,000
Accrued ad valorem taxes	48,545	36,986
Accrued liabilities (5)	141,442	129,148
Total current liabilities	2,518,854	637,477
Long-term liabilities
Long-term debt	5,208,411	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	15,355	280,017
Asset retirement obligations	311,716	300,024
Other liabilities (7)	151,118	132,130
Total long-term liabilities	5,686,600	5,927,045
Total liabilities	8,205,454	6,564,522
Equity and partners’ capital
Common units (452,990,862 and 218,937,797 units issued and outstanding at March 31, 2019, and December 31, 2018, respectively)	3,437,922	951,888
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,437,922	2,339,906
Noncontrolling interests	153,619	2,552,777
Total equity and partners’ capital	3,591,541	4,892,683
Total liabilities, equity and partners’ capital	$11,796,995	$11,457,205

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $68.5 million and $72.6 million as of March 31, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $7.4 million and $3.7 million as of March 31, 2019, and December 31, 2018, respectively.

(4)	Other assets includes affiliate amounts of $42.9 million and $42.2 million as of March 31, 2019, and December 31, 2018, respectively.

(5)	Accrued liabilities includes affiliate amounts of $3.5 million and $2.2 million as of March 31, 2019, and December 31, 2018, respectively.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $60.6 million and $47.8 million as of March 31, 2019, and December 31, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018 (1)	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (2)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	7,407
WES Operating equity transactions, net (4)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from affiliates (5)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)	The $752.8 million decrease to partners’ capital, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million for the three months ended March 31, 2019.

(5)	The amounts allocated to common unitholders and noncontrolling interests represent a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2017 (1)	$1,050,171	$1,061,125	$2,883,754	$4,995,050
Cumulative effect of accounting change	629	(14,209)	(30,200)	(43,780)
Net income (loss)	30,522	101,005	49,483	181,010
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	14,282
WES Operating equity transactions, net (3)	—	(2,525)	2,525	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,353)	(3,353)
Distributions to noncontrolling interest owners of WES Operating	—	—	(94,272)	(94,272)
Distributions to Partnership unitholders	—	(120,140)	—	(120,140)
Contributions of equity-based compensation from Anadarko	—	1,470	—	1,470
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	(175)
Other	—	58	92	150
Balance at March 31, 2018 (1)	$1,145,398	$1,041,066	$2,808,029	$4,994,493

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

(3)	The $2.5 million decrease to partners’ capital, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $129.0 million for the three months ended March 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$211,979	$181,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,946	84,790
Impairments	390	200
Non-cash equity-based compensation expense	2,368	1,630
Deferred income taxes	4,065	24,219
Accretion and amortization of long-term obligations, net	1,511	2,103
Equity income, net – affiliates	(57,992)	(30,229)
Distributions from equity investment earnings – affiliates	54,221	31,576
(Gain) loss on divestiture and other, net	590	(116)
(Gain) loss on interest-rate swaps	35,638	—
Lower of cost or market inventory adjustments	7	143
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	9,486	(29,632)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(55,529)	28,904
Change in other items, net	22,393	5,553
Net cash provided by operating activities	343,073	300,151
Cash flows from investing activities
Capital expenditures	(386,144)	(533,185)
Acquisitions from affiliates	(2,007,501)	—
Acquisitions from third parties	(93,303)	—
Investments in equity affiliates	(36,543)	—
Distributions from equity investments in excess of cumulative earnings – affiliates	7,792	8,850
Proceeds from the sale of assets to third parties	(33)	116
Net cash used in investing activities	(2,515,732)	(524,219)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	2,430,750	1,444,082
Repayments of debt (3)	(467,595)	(630,000)
Increase (decrease) in outstanding checks	(5,890)	(6,684)
Registration expenses related to the issuance of Partnership common units	(855)	—
Distributions to Partnership unitholders (4)	(131,910)	(120,140)
Distributions to Chipeta noncontrolling interest owner	(1,935)	(3,353)
Distributions to noncontrolling interest owners of WES Operating	(100,999)	(94,272)
Net contributions from (distributions to) Anadarko	451,591	64,251
Above-market component of swap agreements with Anadarko (4)	7,407	14,282
Net cash provided by (used in) financing activities	2,180,564	668,166
Net increase (decrease) in cash and cash equivalents	7,905	444,098
Cash and cash equivalents at beginning of period	92,142	79,588
Cash and cash equivalents at end of period	$100,047	$523,686
Supplemental disclosures
Interest paid, net of capitalized interest	$76,871	$25,949
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	203,509	367,095

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the three months ended March 31, 2019 and 2018, includes $11.0 million and $106.6 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the three months ended March 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$326,642	$222,038
Service revenues – product based	1,352	631
Product sales	50,443	62,507
Total revenues and other – affiliates	378,437	285,176
Revenues and other – third parties
Service revenues – fee based	253,332	171,735
Service revenues – product based	18,027	22,792
Product sales	21,690	21,118
Other	397	233
Total revenues and other – third parties	293,446	215,878
Total revenues and other	671,883	501,054
Equity income, net – affiliates	57,992	30,229
Operating expenses
Cost of product (2)	114,063	94,318
Operation and maintenance (2)	142,829	96,795
General and administrative (2)	20,560	14,997
Property and other taxes	16,285	14,600
Depreciation and amortization	113,946	84,790
Impairments	390	200
Total operating expenses	408,073	305,700
Gain (loss) on divestiture and other, net	(590)	116
Operating income (loss)	321,212	225,699
Interest income – affiliates	4,225	4,225
Interest expense (3)	(65,631)	(36,952)
Other income (expense), net	(35,264)	782
Income (loss) before income taxes	224,542	193,754
Income tax expense (benefit)	10,092	10,884
Net income (loss)	214,450	182,870
Net income attributable to noncontrolling interest	1,854	2,985
Net income (loss) attributable to Western Midstream Operating, LP	$212,596	$179,885
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$212,596	$179,885
Pre-acquisition net (income) loss allocated to Anadarko	(29,116)	(30,522)
General partner interest in net (income) loss (4)	—	(83,439)
Common and Class C limited partners’ interest in net income (loss) (4)	183,480	65,924
Net income (loss) per common unit – basic and diluted (4)	N/A	$0.38

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $56.2 million and $34.8 million for the three months ended March 31, 2019 and 2018, respectively. Operation and maintenance includes charges from affiliates of $39.1 million and $23.0 million for the three months ended March 31, 2019 and 2018, respectively. General and administrative includes charges from affiliates of $18.5 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively. See Note 6.

(3)	Includes affiliate (as defined in Note 1) amounts of $1.8 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. See Note 1 and Note 10.

(4)	See Note 5 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$97,728	$90,448
Accounts receivable, net (2)	214,148	221,373
Other current assets (3)	23,434	26,181
Total current assets	335,310	338,002
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	11,580,329	11,258,773
Less accumulated depreciation	2,950,330	2,848,420
Net property, plant and equipment	8,629,999	8,410,353
Goodwill	445,800	445,800
Other intangible assets	833,404	841,408
Equity investments	1,217,156	1,092,088
Other assets (4)	74,694	67,194
Total assets	$11,796,363	$11,454,845
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$328,867	$443,343
Short-term debt	2,000,000	—
Accrued ad valorem taxes	48,545	36,986
Accrued liabilities (5)	141,267	127,874
Total current liabilities	2,518,679	608,203
Long-term liabilities
Long-term debt	5,208,411	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	15,355	280,017
Asset retirement obligations	311,716	300,024
Other liabilities (7)	151,118	132,130
Total long-term liabilities	5,686,600	5,927,045
Total liabilities	8,205,279	6,535,248
Equity and partners’ capital
Common units (318,675,578 and 152,609,285 units issued and outstanding at March 31, 2019, and December 31, 2018, respectively)	3,533,398	2,475,540
Class C units (zero and 14,372,665 units issued and outstanding at March 31, 2019, and December 31, 2018, respectively) (8)	—	791,410
General partner units (zero and 2,583,068 units issued and outstanding at March 31, 2019, and December 31, 2018, respectively) (8)	—	206,862
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,533,398	4,861,830
Noncontrolling interest	57,686	57,767
Total equity and partners’ capital	3,591,084	4,919,597
Total liabilities, equity and partners’ capital	$11,796,363	$11,454,845

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $70.2 million and $72.8 million as of March 31, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $7.4 million and $3.7 million as of March 31, 2019, and December 31, 2018, respectively.

(4)	Other assets includes affiliate amounts of $42.9 million and $42.2 million as of March 31, 2019, and December 31, 2018, respectively.

(5)	Accrued liabilities includes affiliate amounts of $3.5 million and $2.2 million as of March 31, 2019, and December 31, 2018, respectively.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $60.6 million and $47.8 million as of March 31, 2019, and December 31, 2018, respectively.

(8)
Immediately prior to the closing of the Merger (as defined in Note 1), all outstanding general partner units converted into a non-economic general partner interest in WES Operating and WES Operating common units and all outstanding Class C units converted into WES Operating common units on a one-for-one basis.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018 (1)	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (2)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from affiliates (4)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)	The amount allocated to common unitholders represents a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2017 (1)	$1,050,171	$2,950,010	$780,040	$179,232	$61,729	$5,021,182
Cumulative effect of accounting change	629	(41,135)	(3,536)	(696)	958	(43,780)
Net income (loss)	30,522	59,133	6,791	83,439	2,985	182,870
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	—	—	14,282
Amortization of beneficial conversion feature of Class C units	—	(810)	810	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,353)	(3,353)
Distributions to WES Operating unitholders	—	(140,394)	—	(76,192)	—	(216,586)
Contributions of equity-based compensation from Anadarko	—	1,435	—	29	—	1,464
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	—	—	(175)
Other	—	91	—	—	—	91
Balance at March 31, 2018 (1)	$1,145,398	$2,842,612	$784,105	$185,812	$62,319	$5,020,246

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$214,450	$182,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,946	84,790
Impairments	390	200
Non-cash equity-based compensation expense	2,116	1,563
Deferred income taxes	4,065	24,219
Accretion and amortization of long-term obligations, net	1,490	1,378
Equity income, net – affiliates	(57,992)	(30,229)
Distributions from equity investment earnings – affiliates	54,221	31,576
(Gain) loss on divestiture and other, net	590	(116)
(Gain) loss on interest-rate swaps	35,638	—
Lower of cost or market inventory adjustments	7	143
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	7,974	(29,633)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(54,430)	28,672
Change in other items, net	21,577	5,398
Net cash provided by operating activities	344,042	300,831
Cash flows from investing activities
Capital expenditures	(386,144)	(533,185)
Acquisitions from affiliates	(2,007,501)	—
Acquisitions from third parties	(93,303)	—
Investments in equity affiliates	(36,543)	—
Distributions from equity investments in excess of cumulative earnings – affiliates	7,792	8,850
Proceeds from the sale of assets to third parties	(33)	116
Net cash used in investing activities	(2,515,732)	(524,219)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	2,430,750	1,444,090
Repayments of debt (3)	(439,595)	(630,000)
Increase (decrease) in outstanding checks	(5,890)	(6,684)
Distributions to WES Operating unitholders (4)	(263,358)	(216,586)
Distributions to Chipeta noncontrolling interest owner	(1,935)	(3,353)
Net contributions from (distributions to) Anadarko	451,591	64,251
Above-market component of swap agreements with Anadarko (4)	7,407	14,282
Net cash provided by (used in) financing activities	2,178,970	666,000
Net increase (decrease) in cash and cash equivalents	7,280	442,612
Cash and cash equivalents at beginning of period	90,448	78,814
Cash and cash equivalents at end of period	$97,728	$521,426
Supplemental disclosures
Interest paid, net of capitalized interest	$76,637	$25,606
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	203,509	367,095

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the three months ended March 31, 2019 and 2018, includes $11.0 million and $106.6 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the three months ended March 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (formerly Western Gas Partners, LP, and together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream assets. Western Midstream Partners, LP owns, directly and indirectly, a 98.0% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating.
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating, and excludes WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”), Cactus II Pipeline LLC (“Cactus II”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”), Panola Pipeline Company, LLC (“Panola”), Mi Vida JV LLC (“Mi Vida”), Ranch Westex JV LLC (“Ranch Westex”) and Red Bluff Express Pipeline, LLC (“Red Bluff Express”). See Note 3. The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant. The “West Texas complex” refers to the Delaware Basin Midstream, LLC (“DBM”) complex and DBJV and Haley systems.
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, the Partnership also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. The Partnership provides these midstream services for Anadarko, as well as for third-party customers. As of March 31, 2019, the Partnership’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	35	3	—	3
Natural gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	4
Natural gas pipelines	5	—	—	1
Oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. Mentone Train II, a processing train and part of the West Texas complex, commenced operation at the end of the first quarter of 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Merger transactions. On February 28, 2019, the Partnership, WES Operating, Anadarko and certain of their affiliates consummated the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 7, 2018, pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, merged with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of the Partnership (the “Merger”). In connection with the closing of the Merger, (i) the common units of WES Operating, which previously traded under the symbol “WES,” ceased to trade on the New York Stock Exchange (“NYSE”), (ii) the common units of the Partnership, which previously traded under the symbol “WGP,” began to trade on the NYSE under the symbol “WES,” (iii) the Partnership changed its name from Western Gas Equity Partners, LP to Western Midstream Partners, LP and (iv) WES Operating changed its name from Western Gas Partners, LP to Western Midstream Operating, LP.
The Merger Agreement also provided that the Partnership, WES Operating and Anadarko cause their respective affiliates to cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) contributed to WES Operating all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and DBM (each wholly owned by WES Operating) in exchange for aggregate consideration of $1.814 billion in cash from WES Operating, minus the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transaction, and 45,760,201 WES Operating common units; (2) APC Midstream Holdings, LLC (“AMH”) sold to WES Operating its interests in Saddlehorn and Panola in exchange for aggregate consideration of $193.9 million in cash; (3) WES Operating contributed cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time of the Merger to APCWH, and APCWH paid such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) the Class C units converted into WES Operating common units on a one-for-one basis; and (5) WES Operating and WES Operating GP caused the conversion of the incentive distribution rights (“IDRs”) and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units. The 45,760,201 WES Operating common units issued to the Contributing Parties, less 6,375,284 WES Operating common units retained by WGRAH, converted into the right to receive an aggregate of 55,360,984 common units of the Partnership upon the consummation of the Merger. Each WES Operating common unit issued and outstanding immediately prior to the closing of the Merger (other than WES Operating common units owned by the Partnership and WES Operating GP, and certain common units held by subsidiaries of Anadarko) was converted into the right to receive 1.525 common units of the Partnership. See Note 10 for additional information.

Chevron merger. On April 11, 2019, Anadarko, the indirect general partner and majority unitholder of the Partnership, which is the indirect general partner and majority unitholder of WES Operating, entered into the Chevron Merger Agreement pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Chevron in a stock and cash transaction. Anadarko expects the acquisition to close in the second half of 2019, although it is subject to Anadarko stockholder approval, regulatory approvals and other customary closing conditions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10.00%
Rendezvous	22.00%
Mont Belvieu JV	25.00%
TEP	20.00%
TEG	20.00%
FRP	33.33%
Whitethorn LLC	20.00%
Cactus II	15.00%
Saddlehorn	20.00%
Panola	15.00%
Mi Vida	50.00%
Ranch Westex	50.00%
Red Bluff Express	30.00%
Proportionate consolidation (2)
Marcellus Interest systems	33.75%
Springfield system	50.10%
Full consolidation
Chipeta (3)	75.00%

(1)
Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. “Equity investment throughput” refers to the Partnership’s share of average throughput for these investments.

(2)	The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues and expenses attributable to these assets.

(3)
The 25% interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member is reflected within noncontrolling interests in the consolidated financial statements, in addition to the noncontrolling interests noted below.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest, including WES Operating and WES Operating GP. All significant intercompany transactions have been eliminated.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership and WES Operating’s 2018 Forms 10-K, as filed with the SEC on February 20, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below and Note 5), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, (iv) the inclusion of the impact of Partnership equity balances and Partnership distributions, and (v) the senior secured revolving credit facility (“WGP RCF”) until its repayment in March 2019. See Note 10.

Adjustments to previously issued financial statements. The consolidated statements of operations for the three months ended March 31, 2018, include adjustments to revenue and cost of product expense of the following amounts: (i) $14.3 million increase in Service revenues - fee based, (ii) $5.3 million increase in Product sales and (iii) $19.6 million increase in Cost of product. During the third quarter of 2018, management determined that under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) adopted on January 1, 2018, the Partnership’s marketing affiliate was acting as its agent in certain product sales transactions on behalf of the Partnership and in performing marketing services on behalf of the Partnership’s customers. The adjustments have no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows or any non-GAAP metric the Partnership uses to evaluate its operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q) and are not considered material to the results of operations for the three months ended March 31, 2018.

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method by the Partnership, through its partnership interests in WES Operating as of March 31, 2019 (see Note 8). Because the Partnership owns the entire non-economic general partner interest in and controls WES Operating GP, and the general partner is controlled by Anadarko, each of the Partnership’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of assets from Anadarko, the Partnership is required to recast its financial statements to include the activities of such assets from the date of common control.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of assets from Anadarko are prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. Net income (loss) attributable to the assets acquired from Anadarko for periods prior to the Partnership’s acquisition of such assets is not allocated to the limited partners.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Noncontrolling interests. For periods subsequent to the consummation of the Merger, the Partnership’s noncontrolling interests in the consolidated financial statements consisted of (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko. For periods prior to the consummation of the Merger, the Partnership’s noncontrolling interests in the consolidated financial statements consisted of (i) the 25% interest in Chipeta held by a third-party member, (ii) the publicly held limited partner interests in WES Operating, (iii) the common units issued by WES Operating to subsidiaries of Anadarko as part of the consideration paid for prior acquisitions from Anadarko, and (iv) the Class C units issued by WES Operating to a subsidiary of Anadarko as part of the funding for the acquisition of DBM. For all periods presented, WES Operating’s noncontrolling interest in the consolidated financial statements consisted of the 25% interest in Chipeta held by a third-party member. See Note 5.
When WES Operating issues equity, the carrying amount of the noncontrolling interest reported by the Partnership is adjusted to reflect the noncontrolling ownership interest in WES Operating. The resulting impact of such noncontrolling interest adjustment on the Partnership’s interest in WES Operating is reflected as an adjustment to the Partnership’s partners’ capital.

Shutdown of gathering systems. In May 2018, after assessing a number of factors, with safety and protection of the environment as the primary focus, the Partnership decided to take the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex) permanently out of service. During the second quarter of 2018, an accrual of $10.9 million in anticipated costs associated with the shutdown of the systems was recorded as a reduction in affiliate Product sales in the consolidated statements of operations. During the first quarter of 2019, $5.5 million of the accrual related to the Kitty Draw gathering system was reversed due to producer settlements being less than initial estimates.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process and transport natural gas; gather, stabilize and transport condensate, NGLs and crude oil; and gather and dispose of produced water in the United States.

Recently adopted accounting standards. ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Partnership adopted this standard on January 1, 2019, using the modified retrospective method applied to all leases that existed on January 1, 2019, and prior-period financial statements were not adjusted. The Partnership elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements and not to recognize ROU assets or lease liabilities for short-term leases.

Leases. The Partnership determines if an arrangement is a lease based on rights and obligations conveyed at inception of a contract. Operating leases are included in other assets, accrued liabilities and other liabilities on the consolidated balance sheets. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease term. As the rate implicit in the Partnership’s leases is generally not readily determinable, the Partnership discounts lease liabilities using the Partnership’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included in ROU assets. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Partnership will exercise that option. Leases of 12 months or less are not recognized on the consolidated balance sheets. Lease cost is recognized over the lease term and is generally recognized on a straight-line basis. Variable lease payments are recognized when the obligation for those payments is incurred.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2019	2018
Revenue from customers
Service revenues – fee based	$579,974	$393,773
Service revenues – product based	19,379	23,423
Product sales	72,800	84,868
Total revenue from customers	672,153	502,064
Revenue from other than customers
Net gains (losses) on commodity price swap agreements	(667)	(1,243)
Other	397	233
Total revenues and other	$671,883	$501,054

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $315.3 million and $214.3 million as of March 31, 2019, and December 31, 2018, respectively.
Contract assets primarily relate to accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2018	$47,621
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(1,376)
Additional estimated revenues recognized	3,810
Balance at March 31, 2019	$50,055

Contract assets at March 31, 2019
Other current assets	$7,172
Other assets	42,883
Total contract assets from contracts with customers	$50,055

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
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

thousands
Balance at December 31, 2018	$145,624
Cash received or receivable, excluding revenues recognized during the period	15,213
Revenues recognized that were included in the contract liability balance at the beginning of the period	(9,279)
Balance at March 31, 2019	$151,558

Contract liabilities at March 31, 2019
Accrued liabilities	$6,364
Other liabilities	145,194
Total contract liabilities from contracts with customers	$151,558

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019, are reflected in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2019	$532,477
2020	862,428
2021	911,450
2022	976,136
2023	932,921
Thereafter	4,500,175
Total	$8,715,587

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired the following assets from Anadarko (see Note 1), which are collectively referred to as the Anadarko Midstream Assets (“AMA”):

•
Wattenberg processing plant. The Wattenberg processing plant consists of a cryogenic train (with capacity of 190 million cubic feet per day (“MMcf/d”)) and a refrigeration train (with capacity of 100 MMcf/d) located in Adams County, Colorado, now part of the DJ Basin complex.

•	Wamsutter pipeline. The Wamsutter pipeline is a crude oil gathering pipeline located in Sweetwater County, Wyoming and delivers crude oil into Andeavor’s Wamsutter Pipeline System.

•
DJ Basin oil system. The DJ Basin oil system consists of (i) a crude oil gathering system, (ii) a centralized oil stabilization facility (“COSF”) and (iii) a 12-mile crude oil pipeline, located in Weld County, Colorado. The COSF consists of Trains I through VI with total capacity of 155 thousand barrels per day (“MBbls/d”) and two storage tanks with total capacity of 500,000 barrels. Train VI commenced operation in 2018. The pipeline connects the COSF to Tampa Rail.

•
DBM oil system. The DBM oil system consists of (i) a crude oil gathering system, (ii) three central production facilities (“CPFs”), which include ten processing trains with total capacity of 71 MBbls/d, (iii) three storage tanks with total capacity of 30,000 barrels, (iv) a 14-mile crude oil pipeline, and (v) two regional oil treating facilities (“ROTFs”), which include four trains with total capacity of 120 MBbls/d, located in Reeves and Loving Counties, Texas. The ROTFs commenced operation in 2018. The pipeline transports crude oil from the DBM oil system and one third-party CPF into Plains All American Pipeline.

•
APC water systems. The APC water systems consist of five produced-water disposal systems with total capacity of 565 MBbls/d, located in Reeves, Loving, Winkler and Ward Counties, Texas, which are now part of the DBM water systems. One produced-water disposal system commenced operation in 2017 and the others commenced operation in 2018.

•
A 20% interest in Saddlehorn. Saddlehorn owns (i) a crude oil and condensate pipeline (excluding pipeline capacity leased by Saddlehorn) that originates in Laramie County, Wyoming and terminates in Cushing, Oklahoma, and (ii) four storage tanks with total capacity of 300,000 barrels. The Saddlehorn interest is accounted for under the equity method and the pipeline is operated by a third party.

•
A 15% interest in Panola. Panola owns a 248-mile NGLs pipeline that originates in Panola County, Texas and terminates in Mont Belvieu, Texas. The Panola interest is accounted for under the equity method and the pipeline is operated by a third party.

•
A 50% interest in Mi Vida. Mi Vida owns a cryogenic gas processing plant (with capacity of 200 MMcf/d) located in Ward County, Texas. The interest in Mi Vida is accounted for under the equity method and the processing plant is operated by a third party.

•
A 50% interest in Ranch Westex. Ranch Westex owns a processing plant consisting of a cryogenic train (with capacity of 100 MMcf/d) and a refrigeration train (with capacity of 25 MMcf/d), located in Ward County, Texas. The interest in Ranch Westex is accounted for under the equity method and the processing plant is operated by a third party.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

Because the acquisition of AMA was a transfer of net assets between entities under common control, the Partnership and WES Operating’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to AMA as if it was owned for all periods presented. The consolidated financial statements for periods prior to the acquisition of AMA have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if AMA had been owned during the periods reported.
The following tables present the impact of AMA on Revenues and other, Equity income, net – affiliates and Net income (loss) as presented in the Partnership and WES Operating’s historical consolidated statements of operations:

	Three Months Ended March 31, 2018
thousands	Partnership Historical (1)	AMA	Eliminations	Combined
Revenues and other	$456,802	$51,664	$(7,412)	$501,054
Equity income, net – affiliates	20,424	9,805	—	30,229
Net income (loss)	150,488	30,522	—	181,010

	Three Months Ended March 31, 2018
thousands	WES Operating Historical (1)	AMA	Eliminations	Combined
Revenues and other	$456,802	$51,664	$(7,412)	$501,054
Equity income, net – affiliates	20,424	9,805	—	30,229
Net income (loss)	152,348	30,522	—	182,870

(1)	See Adjustments to previously issued financial statements within Note 1.

Red Bluff Express acquisition. In January 2019, the Partnership acquired a 30% interest in Red Bluff Express, which owns a natural gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas to the WAHA hub in Pecos County, Texas. The Partnership acquired its 30% interest from a third party via an initial net investment of $92.5 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method. See Note 8.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date within 55 days of the end of each quarter. The Board of Directors of the general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2018 (1)
March 31	$0.56875	$124,518	May 2018
June 30	0.58250	127,531	August 2018
September 30	0.59500	130,268	November 2018
December 31	0.60250	131,910	February 2019
2019
March 31 (2)	$0.61000	$276,324	May 2019

(1)	The 2018 distributions were declared and paid prior to the closing of the Merger.

(2)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the first quarter of 2019 of $0.61000 per unit, or $276.3 million in aggregate. The cash distribution is payable on May 14, 2019, to unitholders of record at the close of business on May 1, 2019.

Available cash. The amount of available cash (as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements; or to provide funds for distributions to its unitholders for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. Working capital borrowings may only be those that, at the time of such borrowings, were intended to be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

WES Operating partnership distributions. For the 2018 periods noted below, WES Operating paid the following cash distributions to WES Operating’s common and general partner unitholders:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2018
March 31	$0.935	$221,133	May 2018
June 30	0.950	225,691	August 2018
September 30	0.965	230,239	November 2018
December 31	0.980	234,787	February 2019

Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning in the first quarter of 2019, WES Operating will make distributions to the Partnership and a subsidiary of Anadarko in respect of their proportionate share of limited partner interests in WES Operating. For the three months ended March 31, 2019, WES Operating will distribute $283.3 million to its limited partners. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Operating Class C unit distributions. Prior to the closing of the Merger, WES Operating’s Class C units received quarterly distributions at a rate equivalent to WES Operating’s publicly-traded common units. The distributions were paid in the form of additional Class C Units (“PIK Class C units”) and were disregarded with respect to WES Operating’s distributions of WES Operating’s available cash. The number of PIK Class C units issued in connection with a distribution payable on the Class C units was determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of WES Operating’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. WES Operating recorded the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement used WES Operating’s unit price as a significant input in the determination of the fair value. See Note 5 for further discussion of the Class C units.
In February 2019, immediately prior to the closing of the Merger, all outstanding Class C units converted into WES Operating common units on a one-for-one basis (see Note 1).

WES Operating’s general partner interest and incentive distribution rights. Prior to the closing of the Merger, WES Operating GP was entitled to 1.5% of all quarterly distributions that WES Operating made prior to its liquidation and, as the former holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all prior periods presented. Immediately prior to the closing of the Merger, the IDRs and the general partner units converted into a non-economic general partner interest in WES Operating and WES Operating common units (see Note 1).

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the NYSE under the symbol “WES.” As of March 31, 2019, Anadarko held 251,197,617 common units, representing a 55.5% limited partner interest in the Partnership, and, through its ownership of the general partner, Anadarko indirectly held the entire non-economic general partner interest in the Partnership. The public held 201,793,245 common units, representing a 44.5% limited partner interest in the Partnership.
In February 2019, the Partnership issued common units in connection with the closing of the Merger (see Note 1) as follows:

Partnership common units outstanding prior to the Merger		218,937,797
WES Operating common units outstanding prior to the Merger	152,609,285
WES Operating Class C units outstanding prior to the Merger	14,681,388
Less: WES Operating common units owned by the Partnership	(50,132,046)
WES Operating common units subject to conversion into Partnership common units	117,158,627
Exchange ratio per unit	1.525
Partnership common units issued for WES Operating common units (1)		178,692,081
WES Operating common units issued as part of the AMA acquisition	45,760,201
Less: WES Operating common units retained by a subsidiary of Anadarko	(6,375,284)
WES Operating acquisition common units subject to conversion into Partnership common units	39,384,917
Conversion ratio per unit	1.4056
Partnership common units issued for WES Operating acquisition common units		55,360,984
Partnership common units outstanding at March 31, 2019		452,990,862

(1)	Total Partnership units issued upon consummation of the Merger exceeds the calculation of such units using the exchange ratio due to the rounding convention reflected in the Merger Agreement.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of WES Operating equity. As of March 31, 2019, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Anadarko, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating interests. The following table summarizes WES Operating’s units issued during the three months ended March 31, 2019:

	Common Units	Class C Units	General Partner Units	Total
Balance at December 31, 2018	152,609,285	14,372,665	2,583,068	169,565,018
PIK Class C units	—	308,723	—	308,723
Conversion of Class C units (1)	14,681,388	(14,681,388)	—	—
IDR and General partner unit conversion (1)	105,624,704	—	(2,583,068)	103,041,636
Units issued as part of the AMA acquisition (1)	45,760,201	—	—	45,760,201
Balance at March 31, 2019	318,675,578	—	—	318,675,578

(1)	See Note 1 for further details on the units issued and converted in connection with the closing of the Merger.

WES Operating Class C units. In November 2014, WES Operating issued 10,913,853 Class C units to AMH, pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund the acquisition of DBM.
The Class C units were issued at a discount to the then-current market price of the common units into which they were convertible. This discount, totaling $34.8 million, represented a beneficial conversion feature, and at issuance, was reflected as an increase in WES Operating common unitholders’ capital and a decrease in Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature was considered a non-cash distribution that was recognized from the date of issuance through the date of conversion, resulting in an increase in Class C unitholder capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature was amortized assuming the extended conversion date of March 1, 2020, using the effective yield method. The impact of the beneficial conversion feature amortization was included in the calculation of earnings per unit (see WES Operating’s net income (loss) per common unit below).
All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger (see Note 1).

Partnership’s net income (loss) per common unit. The Partnership’s net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Net income (loss) per common unit is calculated assuming that cash distributions are equal to the net income attributable to the Partnership. Net income (loss) attributable to the Partnership assets (as defined in Note 1) acquired from Anadarko for periods prior to the acquisition of the assets is not allocated to the limited partners when calculating net income (loss) per common unit. Net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the Partnership’s common unitholders consistent with actual cash distributions.

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated as it no longer has publicly traded units. For periods prior to the closing of the Merger, Net income (loss) attributable to Western Midstream Operating, LP earned on and subsequent to the date of acquisition of the Partnership assets was allocated as discussed below. Net income (loss) attributable to the Partnership assets acquired from Anadarko for periods prior to the acquisition of the assets was not allocated to the unitholders for purposes of calculating net income (loss) per common unit.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

General partner. The general partner’s allocation was equal to cash distributions plus its portion of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by WES Operating’s partnership agreement) was allocated to the general partner consistent with actual cash distributions and capital account allocations, including incentive distributions. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) was then allocated to the general partner in accordance with its weighted-average ownership percentage during each period.

Common and Class C unitholders. The Class C units were considered a participating security because they participated in distributions with common units according to a predetermined formula (see Note 4). The common and Class C unitholders’ allocation was equal to their cash distributions plus their respective allocations of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by the WES Operating partnership agreement) was allocated to the common and Class C unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings or undistributed losses were then allocated to the common and Class C unitholders in accordance with their respective weighted-average ownership percentages during each period. The common unitholder allocation also included the impact of the amortization of the Class C units beneficial conversion feature. The Class C unitholder allocation was similarly impacted by the amortization of the Class C units beneficial conversion feature (see WES Operating Class C units above).

Calculation of net income (loss) per unit. Basic net income (loss) per common unit was calculated by dividing the net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings were included on a weighted-average basis for periods they were outstanding. Diluted net income (loss) per common unit was calculated by dividing the sum of (i) the net income (loss) attributable to common units and (ii) the net income (loss) attributable to the Class C units as a participating security, by the sum of the weighted-average number of common units outstanding plus the dilutive effect of the weighted-average number of outstanding Class C units.
The following table illustrates the calculation of WES Operating’s net income (loss) per common unit:

Three Months Ended March 31,
thousands except per-unit amounts	2018
Net income (loss) attributable to Western Midstream Operating, LP	$179,885
Pre-acquisition net (income) loss allocated to Anadarko	(30,522)
General partner interest in net (income) loss	(83,439)
Common and Class C limited partners’ interest in net income (loss)	$65,924
Net income (loss) allocable to common units (1)	$58,323
Net income (loss) allocable to Class C units (1)	7,601
Common and Class C limited partners’ interest in net income (loss)	$65,924
Net income (loss) per unit
Common units – basic and diluted (2)	$0.38
Weighted-average units outstanding
Common units – basic and diluted	152,602
Excluded due to anti-dilutive effect:
Class C units (2)	13,380

(1)	Adjusted to reflect amortization of the beneficial conversion feature.

(2)	The impact of Class C units would be anti-dilutive for the period presented.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from services provided to Anadarko as well as from the sale of natural gas, condensate and NGLs to Anadarko. Anadarko sells such natural gas, condensate and NGLs as an agent on behalf of either the Partnership or the Partnership’s customers. When such sales are on the Partnership’s customers’ behalf, the Partnership recognizes associated service revenues and cost of product expense. When such sales are on the Partnership’s behalf, the Partnership recognizes product sales revenues based on the Anadarko sales price to the third party and cost of product expense associated with these sales activities.
In addition, the Partnership purchases natural gas, condensate and NGLs from an affiliate of Anadarko pursuant to gas purchase agreements. Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the Partnership assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreements of the Partnership and WES Operating. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Merger transactions. As discussed in more detail in Note 1, on February 28, 2019, the Partnership, WES Operating, Anadarko and certain of their affiliates consummated the Merger and the other transactions contemplated in the Merger Agreement, which included the acquisition of AMA from Anadarko. See Note 3.

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts is generally swept to centralized accounts. Prior to the acquisition of Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of Partnership assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of the Partnership.

Note receivable - Anadarko. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $303.9 million and $279.6 million at March 31, 2019, and December 31, 2018, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

APCWH Note Payable. In June 2017, APCWH entered into an eight-year note payable agreement with Anadarko, which was repaid upon consummation of the Merger. See Note 1 and Note 10.

Commodity price swap agreements. WES Operating had commodity price swap agreements with Anadarko to mitigate exposure to the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. Notional volumes for each of the commodity price swap agreements were not specifically defined. Instead, the commodity price swap agreements applied to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore, were not required to be measured at fair value. Net gains (losses) on commodity price swap agreements were $(0.7) million (due to settlement of 2018 activity in 2019) and $(1.2) million for the three months ended March 31, 2019 and 2018, respectively, and are reported in the consolidated statements of operations as affiliate Product sales. These commodity price swap agreements expired without renewal on December 31, 2018.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Revenues or costs attributable to volumes sold and purchased during 2018 and/or settled during 2019 for the DJ Basin complex and the MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. A capital contribution from Anadarko is recorded in the consolidated statements of equity and partners’ capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price for product purchases exceeds the applicable market price in the tables below. For the three months ended March 31, 2019 and 2018, the capital contributions from Anadarko were $7.4 million (due to settlement of 2018 activity in 2019) and $14.3 million, respectively. The tables below summarize the swap prices compared to the forward market prices:

	DJ Basin Complex
per barrel except natural gas	2018 Swap Prices	2018 Market Prices (1)
Ethane	$18.41	$5.41
Propane	47.08	28.72
Isobutane	62.09	32.92
Normal butane	54.62	32.71
Natural gasoline	72.88	48.04
Condensate	76.47	49.36
Natural gas (per MMBtu)	5.96	2.21

	MGR Assets
per barrel except natural gas	2018 Swap Prices	2018 Market Prices (1)
Ethane	$23.11	$2.52
Propane	52.90	25.83
Isobutane	73.89	30.03
Normal butane	64.93	29.82
Natural gasoline	81.68	47.25
Condensate	81.68	56.76
Natural gas (per MMBtu)	4.87	2.21

(1)
Represents the New York Mercantile Exchange forward strip price as of December 20, 2017, for the 2018 Market Prices, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 6% and 7% for the three months ended March 31, 2019 and 2018, respectively. Natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 41% and 40% for the three months ended March 31, 2019 and 2018, respectively. Crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 83% and 79% for the three months ended March 31, 2019 and 2018, respectively.

Commodity purchase and sale agreements. The Partnership sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate that acts as an agent in the sale to a third party. In addition, the Partnership purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. The purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

LTIPs. The general partner awards phantom units under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (assumed by the Partnership in connection with the Merger) and the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (collectively referred to as the “LTIPs”) to its independent directors, but also from time to time to the executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period.

Anadarko Incentive Plan. General and administrative expenses included equity-based compensation expense allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated (the “Anadarko Incentive Plan”). Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions included in the Partnership’s consolidated financial statements:

	Three Months Ended March 31,
thousands	2019	2018
Revenues and other (1)	$378,437	$285,176
Equity income, net – affiliates (1)	57,992	30,229
Cost of product (1)	56,172	34,819
Operation and maintenance (1)	39,141	23,001
General and administrative (2)	18,894	12,688
Operating expenses	114,207	70,508
Interest income (3)	4,225	4,225
Interest expense (4)	1,833	577
APCWH Note Payable borrowings (5)	11,000	106,565
Repayment of APCWH Note Payable (5)	439,595	—
Distributions to Partnership unitholders (6)	102,654	98,000
Distributions to WES Operating unitholders (7)	2,543	1,850
Above-market component of swap agreements with Anadarko	7,407	14,282

(1)
Represents amounts earned or incurred on and subsequent to the date of the acquisition of Partnership assets, as well as amounts earned or incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets.

(2)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of Partnership assets, as well as a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets. These amounts include equity-based compensation expense allocated to the Partnership by Anadarko (see LTIPs and Anadarko Incentive Plan within this Note 6) and amounts charged by Anadarko under the omnibus agreements of the Partnership and WES Operating.

(3)	Represents interest income recognized on the note receivable from Anadarko.

(4)	Includes amounts related to the APCWH Note Payable (see Note 1 and Note 10).

(5)	See Note 1.

(6)	Represents distributions paid to Anadarko under the partnership agreement of the Partnership (see Note 4 and Note 5).

(7)	Represents distributions paid to other subsidiaries of Anadarko under WES Operating’s partnership agreement (see Note 4 and Note 5).

The following table summarizes affiliate transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

	Three Months Ended March 31,
thousands	2019	2018
General and administrative (1)	$18,498	$12,479
Distributions to WES Operating unitholders (2)	164,902	124,164

(1)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of Partnership assets, as well as a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets. These amounts include equity-based compensation expense allocated to WES Operating by Anadarko (see LTIPs and Anadarko Incentive Plan within this Note 6) and amounts charged by Anadarko under the omnibus agreement of WES Operating.

(2)
Represents distributions paid to the Partnership and other subsidiaries of Anadarko under WES Operating’s partnership agreement (see Note 4 and Note 5). For the three months ended March 31, 2019, includes distributions to the Partnership and a subsidiary of Anadarko related to the repayment of the WGP RCF (see Note 10).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2019	December 31, 2018
Land	n/a	$8,858	$5,298
Gathering systems – pipelines	30 years	4,828,320	4,764,099
Gathering systems – compressors	15 years	1,809,009	1,712,939
Processing complexes and treating facilities	25 years	2,944,387	2,844,337
Transportation pipeline and equipment	6 to 45 years	172,637	172,558
Produced water disposal systems	20 years	667,106	629,946
Assets under construction	n/a	603,234	604,265
Other	3 to 40 years	546,778	525,331
Total property, plant and equipment		11,580,329	11,258,773
Less accumulated depreciation		2,950,330	2,848,420
Net property, plant and equipment		$8,629,999	$8,410,353

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the three months ended March 31, 2019, the Partnership recognized impairments of $0.4 million.
During the year ended December 31, 2018, the Partnership recognized impairments of $230.6 million, including impairments of $125.9 million at the Third Creek gathering system and $8.1 million at the Kitty Draw gathering system. These assets were impaired to their estimated salvage values of $1.8 million and zero, respectively, using the market approach and Level 3 fair value inputs, due to the shutdown of the systems in May 2018. Also during 2018, the Partnership recognized impairments of $38.7 million and $34.6 million at the Hilight and MIGC systems, respectively. These assets were impaired to their estimated fair values of $4.9 million and $15.2 million, respectively, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows. The remaining $23.3 million of impairments was primarily related to (i) a $10.9 million impairment at the GNB NGL pipeline, which was impaired to its estimated fair value of $10.0 million using the income approach and Level 3 fair value inputs, and (ii) a $5.6 million impairment related to an idle facility at the Chipeta complex, which was impaired to its estimated salvage value of $1.5 million using the market approach and Level 3 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EQUITY INVESTMENTS

The following table presents the equity investments activity for the three months ended March 31, 2019:

thousands	Balance at December 31, 2018	Acquisitions	Equity income, net	Contributions (1)	Distributions	Distributions in excess of cumulative earnings (2)	Balance at March 31, 2019
Fort Union	$2,259	$—	$(573)	$—	$—	$(237)	$1,449
White Cliffs	43,020	—	3,225	1,845	(3,079)	(935)	44,076
Rendezvous	37,841	—	121	—	(607)	(671)	36,684
Mont Belvieu JV	104,949	—	7,127	—	(4,500)	—	107,576
TEG	19,358	—	830	—	(835)	(316)	19,037
TEP	193,198	—	8,665	6,000	(9,865)	—	197,998
FRP	176,436	—	7,125	—	(6,480)	—	177,081
Whitethorn LLC	161,858	—	21,860	3,228	(17,058)	(5,213)	164,675
Cactus II	106,360	—	—	17,791	—	—	124,151
Saddlehorn	108,507	—	4,830	—	(5,189)	—	108,148
Panola	22,769	—	582	—	(582)	(228)	22,541
Mi Vida	64,632	—	1,685	—	(2,451)	—	63,866
Ranch Westex	50,901	—	2,027	—	(3,087)	(132)	49,709
Red Bluff Express	—	92,546	488	7,679	(488)	(60)	100,165
Total	$1,092,088	$92,546	$57,992	$36,543	$(54,221)	$(7,792)	$1,217,156

(1)	Includes capitalized interest of $1.5 million related to the construction of the pipeline owned by Cactus II.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Trade receivables, net	$212,342	$221,119	$214,067	$221,328
Other receivables, net	81	45	81	45
Total accounts receivable, net	$212,423	$221,164	$214,148	$221,373

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
NGLs inventory	$6,861	$6,466	$6,861	$6,466
Imbalance receivables	5,800	9,035	5,800	9,035
Prepaid insurance	1,064	1,972	1,026	1,972
Contract assets	7,172	5,399	7,172	5,399
Other	2,575	4,184	2,575	3,309
Total other current assets	$23,472	$27,056	$23,434	$26,181

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Accrued interest expense	$55,831	$70,968	$55,831	$70,959
Short-term asset retirement obligations	23,033	25,938	23,033	25,938
Short-term remediation and reclamation obligations	863	863	863	863
Income taxes payable	861	384	861	384
Contract liabilities	6,364	16,235	6,364	16,235
Other (1)	54,490	14,760	54,315	13,495
Total accrued liabilities	$141,442	$129,148	$141,267	$127,874

(1)
Includes amounts related to WES Operating’s interest-rate swaps as of March 31, 2019 and December 31, 2018 (see Note 10). Includes lease liabilities related to the implementation of ASU 2016-02, Leases (Topic 842) as of March 31, 2019 (see Note 1).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all existing debt, excluding the WGP RCF, and is expected to be the borrower for all future debt. The following table presents the outstanding debt:

	March 31, 2019			December 31, 2018
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
364-day Facility	2,000,000	2,000,000	2,000,000	—	—	—
Total short-term debt	$2,000,000	$2,000,000	$2,000,000	$28,000	$28,000	$28,000

Long-term debt
5.375% Senior Notes due 2021	$500,000	$497,257	$518,755	$500,000	$496,959	$515,990
4.000% Senior Notes due 2022	670,000	669,138	680,293	670,000	669,078	662,109
3.950% Senior Notes due 2025	500,000	493,082	493,788	500,000	492,837	466,135
4.650% Senior Notes due 2026	500,000	495,830	507,034	500,000	495,710	483,994
4.500% Senior Notes due 2028	400,000	394,749	400,050	400,000	394,631	377,475
4.750% Senior Notes due 2028	400,000	395,928	407,849	400,000	395,841	384,370
5.450% Senior Notes due 2044	600,000	593,378	573,949	600,000	593,349	522,386
5.300% Senior Notes due 2048	700,000	686,696	664,278	700,000	686,648	605,327
5.500% Senior Notes due 2048	350,000	342,353	341,536	350,000	342,328	311,536
RCF	640,000	640,000	640,000	220,000	220,000	220,000
APCWH Note Payable	—	—	—	427,493	427,493	427,493
Total long-term debt	$5,260,000	$5,208,411	$5,227,532	$5,267,493	$5,214,874	$4,976,815

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity for the three months ended March 31, 2019:

thousands	Carrying Value
Balance at December 31, 2018	$5,242,874
RCF borrowings	420,000
364-day Facility borrowings	2,000,000
APCWH Note Payable borrowings	11,000
Repayment of WGP RCF borrowings	(28,000)
Repayment of APCWH Note Payable	(439,595)
Other	2,132
Balance at March 31, 2019	$7,208,411

WES Operating Senior Notes. At March 31, 2019, WES Operating was in compliance with all covenants under the indentures governing its outstanding notes.

WGP RCF. In February 2018, the Partnership voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF, which was previously available to be used to buy WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Revolving credit facility. In December 2018, WES Operating entered into an amendment to the senior unsecured revolving credit facility (“RCF”) that (i) subject to the consummation of the Merger (see Note 1), increased the size of the RCF from $1.5 billion to $2.0 billion, while leaving the $0.5 billion accordion feature of the RCF unexercised, and (ii) effective on February 15, 2019, exercised one of the one-year extension options to extend the maturity date of the RCF from February 2023 to February 2024.
The RCF is expandable to a maximum of $2.5 billion and bears interest at the London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon the senior unsecured debt rating.
As of March 31, 2019, there was $640.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.4 billion available borrowing capacity under the RCF. As of March 31, 2019 and 2018, the interest rate on any outstanding RCF borrowings was 3.79% and 3.18%, respectively. The facility fee rate was 0.20% at March 31, 2019 and 2018. At March 31, 2019, WES Operating was in compliance with all covenants under the RCF.

364-day Facility. In December 2018, WES Operating entered into a $2.0 billion 364-day senior unsecured credit facility (the “364-day Facility”), the proceeds of which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). The 364-day Facility will mature in February 2020, and bears interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the 364-day Facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES Operating’s senior unsecured debt rating. Net cash proceeds received from future asset sales and debt or equity offerings must be used to repay amounts outstanding under the facility.
As of March 31, 2019, there was $2.0 billion in outstanding borrowings under the 364-day Facility. As of March 31, 2019, the interest rate on outstanding 364-day Facility borrowings was 3.87% and WES Operating was in compliance with all covenants under the 364-day Facility. The 364-day Facility was classified as short-term debt on the consolidated balance sheets at March 31, 2019.

All of WES Operating’s notes and obligations under the RCF and 364-day facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and 364-day Facility.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems, which were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, and accrued interest, which was payable upon maturity, at the applicable mid-term federal rate based on a quarterly compounding basis as determined by the U.S. Secretary of the Treasury. As of March 31, 2018, the interest rate on the outstanding borrowings was 2.54%. The APCWH Note Payable was repaid upon the consummation of the Merger. See Note 1 and Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million and $375.0 million, respectively, to manage interest rate risk associated with anticipated 2019 debt issuances. Pursuant to these swap agreements, a floating interest rate indexed to the three-month LIBOR was exchanged for a fixed interest rate. Depending on market conditions, liability management actions or other factors, WES Operating may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding as of March 31, 2019:

Notional Principal Amount	Reference Period	Mandatory Termination Date	Weighted-Average Interest Rate
$375.0 million	December 2019 - 2024	December 2019	2.662%
$375.0 million	December 2019 - 2029	December 2019	2.802%
$375.0 million	December 2019 - 2049	December 2019	2.885%

The Partnership does not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the three months ended March 31, 2019, a non-cash loss of $35.6 million was recognized, which is included in Other income (expense), net in the consolidated statements of operations.
Valuation of the interest-rate swaps is based on similar transactions observable in active markets and industry standard models that primarily rely on market-observable inputs. Inputs used to estimate fair value in industry standard models are categorized as Level 2 inputs, because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. Inputs used to estimate the fair value include market price curves, contract terms and prices, and credit risk adjustments. The fair value of the interest-rate swaps was a liability of $43.6 million and $8.0 million at March 31, 2019, and December 31, 2018, respectively, which is reported in Accrued liabilities on the consolidated balance sheets.

Credit risk considerations. Over-the-counter traded swaps expose the Partnership to counterparty credit risk. The Partnership monitors the creditworthiness of its counterparties, establishes credit limits according to credit policies and guidelines, and assesses the impact on the fair value of its counterparties’ creditworthiness. Under certain circumstances, the Partnership has the ability to require cash collateral or letters of credit to mitigate its credit risk exposure. The interest-rate swaps are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Partnership’s obligations depending on certain credit risk related provisions. Specifically, collateral may be required to be posted with respect to the interest-rate swaps if WES Operating’s credit ratings decline below current levels, the liability associated with the swaps increases substantially or certain credit event of default provisions occur. For example, based on the derivative positions as of March 31, 2019, if WES Operating’s credit ratings from both Standard and Poor’s and Moody’s Investors Service were below the investment grade thresholds of BBB- and Baa3, respectively, collateral would be required to be posted of up to approximately $18.6 million as of March 31, 2019. The aggregate fair value of interest-rate swaps with credit risk related contingent features for which a net liability position existed was $35.1 million and $5.7 million at March 31, 2019, and December 31, 2018, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2019	2018
Third parties
Long-term and short-term debt	$(67,096)	$(41,536)
Amortization of debt issuance costs and commitment fees	(3,152)	(2,864)
Capitalized interest	6,205	6,962
Total interest expense – third parties	(64,043)	(37,438)
Affiliates
APCWH Note Payable	(1,833)	(577)
Total interest expense – affiliates	(1,833)	(577)
Interest expense	$(65,876)	$(38,015)

11. LEASES

Anadarko, on behalf of the Partnership, has entered into operating leases for corporate offices, shared field offices, and equipment supporting the Partnership’s operations, for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2028. Total lease cost, net of sublease income of $0.1 million, was $1.8 million for the three months ended March 31, 2019. Variable lease cost was immaterial for the three months ended March 31, 2019. Lease expense charged to the Partnership was $13.8 million for the three months ended March 31, 2018. Operating cash payments for amounts included in the measurement of lease liabilities was $2.0 million for the three months ended March 31, 2019.
The following table summarizes other information related to operating leases:

thousands except lease term and discount rate	March 31, 2019
Lease assets
Other assets	$10,002
Lease liabilities
Accrued liabilities	7,560
Other liabilities	3,343

Weighted-average remaining lease term (years)	4
Weighted-average discount rate	4.1%

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. LEASES (CONTINUED)

The following table reconciles the undiscounted cash flows to the operating lease liabilities at March 31, 2019, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands
Remainder of 2019	$5,588
2020	2,215
2021	612
2022	618
2023	625
Thereafter	1,658
Total lease payments	11,316
Less portion representing imputed interest	413
Total lease liabilities	$10,903

The amounts in the table below represent contractual operating lease commitments at December 31, 2018, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands
2019	$8,711
2020	2,236
2021	460
2022	467
2023	473
Thereafter	1,547
Total lease payments	$13,894

12. COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding for which the final disposition could have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments primarily relate to construction and expansion projects at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, in which WES Operating is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of our 2018 Form 10-K as filed with the SEC on February 20, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-Q, and may from time to time make in other public filings, press releases and statements by management, forward-looking statements concerning our operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.
Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our and Anadarko’s assumptions about the energy market;

•	future throughput (including Anadarko production) that is gathered or processed by or transported through our assets;

•	our operating results;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and price of, oil, natural gas, NGLs and related products or services;

•	commodity price risks inherent in percent-of-proceeds, percent-of-product and keep-whole contracts;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, internationally, domestically or in the jurisdictions in which we are doing business;

•
federal, state and local laws as well as state-approved voter ballot initiatives, including those laws or ballot initiatives that limit Anadarko’s and other producers’ hydraulic fracturing or other oil and natural gas development or operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	our ability to use the RCF;

•	our ability to repay debt;

•	conflicts of interest among us, our general partner, and affiliates, including Anadarko;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms from Anadarko or third parties, and Anadarko’s ability to generate an inventory of assets suitable for acquisition;

•
non-payment or non-performance of Anadarko or other significant customers, including under gathering, processing, transportation and disposal agreements and the $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of future issuances of equity and debt securities;

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as Anadarko and we comply with any regulatory orders or other state or local changes in laws or regulations;

•	the completion of the proposed merger transaction between Chevron and Anadarko; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2018 Form 10-K, and in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We were formed by Anadarko in September 2012 and own a 98.0% limited partner interest in WES Operating, a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop and operate midstream assets, and all of the outstanding equity interests of WES Operating GP, which holds the entire non-economic general partner interest in WES Operating. Our consolidated financial statements include the consolidated financial results of WES Operating.
We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in our capacity as a processor of natural gas, we also buy and sell natural gas, NGLs and condensate on behalf of ourselves and as agent for our customers under certain of our contracts. We provide these midstream services for Anadarko, as well as for third-party customers. As of March 31, 2019, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	35	3	—	3
Natural gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	4
Natural gas pipelines	5	—	—	1
Oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

Merger transactions. On February 28, 2019, WES, WES Operating, Anadarko and certain of their affiliates consummated the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”) dated as of November 7, 2018, pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WES, merged with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of WES (the “Merger”). In connection with the closing of the Merger, (i) the common units of WES Operating, which previously traded under the symbol “WES” ceased to trade on the NYSE, (ii) the common units of WES, which previously traded under the symbol “WGP,” began to trade on the NYSE under the symbol “WES,” (iii) WES changed its name from Western Gas Equity Partners, LP to Western Midstream Partners, LP and (iv) WES Operating changed its name from Western Gas Partners, LP to Western Midstream Operating, LP.

The Merger Agreement also provided that WES, WES Operating and Anadarko cause their respective affiliates to cause the following transactions, among others, to occur immediately prior to the Merger becoming effective in the order as follows: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) contributed to WES Operating all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC and APC Water Holdings 1, LLC (“APCWH”) to WGR Operating, LP, Kerr-McGee Gathering LLC and DBM (each wholly owned by WES Operating) in exchange for aggregate consideration of $1.814 billion in cash from WES Operating, minus the outstanding amount payable pursuant to an intercompany note (“APCWH Note Payable”) assumed by WES Operating in connection with the transaction, and 45,760,201 WES Operating common units; (2) AMH sold to WES Operating its interests in Saddlehorn Pipeline Company, LLC and Panola Pipeline Company, LLC in exchange for aggregate consideration of $193.9 million in cash; (3) WES Operating contributed cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time to APCWH, and APCWH paid such cash to Anadarko in satisfaction of the APCWH Note Payable; (4) Class C units converted into WES Operating common units on a one-for-one basis; and (5) WES Operating and WES Operating GP caused the conversion of the IDRs and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units. The 45,760,201 WES Operating common units issued to the Contributing Parties, less 6,375,284 WES Operating common units retained by WGRAH, converted into the right to receive an aggregate of 55,360,984 common units of WES upon the consummation of the Merger. Each WES Operating common unit issued and outstanding immediately prior to the closing of the Merger (other than WES Operating common units owned by the Partnership and WES Operating GP, and certain common units held by subsidiaries of Anadarko) was converted into the right to receive 1.525 common units of WES. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Significant financial and operational events during the three months ended March 31, 2019, included the following:

•
We raised our distribution to $0.61000 per unit for the first quarter of 2019, representing a 1% increase over the distribution for the fourth quarter of 2018 and a 7% increase over the distribution for the first quarter of 2018.

•
In March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $375.0 million. See Liquidity and Capital Resources within this Item 2 for additional information.

•	In January 2019, we acquired a 30% interest in Red Bluff Express from a third party. See Acquisitions and Divestitures within this Item 2 for additional information.

•	We commenced operation of Mentone Train II at the West Texas complex (with capacity of 200 MMcf/d) at the end of the first quarter of 2019.

•	In March 2019, the WGP RCF matured and the outstanding borrowings were repaid. See Liquidity and Capital Resources within this Item 2 for additional information.

•
In February 2019, WES Operating increased the size of the RCF from $1.5 billion to $2.0 billion and extended the maturity date of the RCF to February 2024. See Liquidity and Capital Resources within this Item 2 for additional information.

•
Throughput attributable to Western Midstream Partners, LP for natural gas assets totaled 4,199 MMcf/d for the three months ended March 31, 2019, representing a 13% increase compared to the three months ended March 31, 2018.

•
Throughput attributable to Western Midstream Partners, LP for crude oil, NGLs and produced water assets totaled 1,102 MBbls/d for the three months ended March 31, 2019, representing a 123% increase compared to the three months ended March 31, 2018.

•	Operating income (loss) was $318.9 million for the three months ended March 31, 2019, representing a 42% increase compared to the three months ended March 31, 2018.

•
Adjusted gross margin for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.09 per Mcf for the three months ended March 31, 2019, representing a 9% increase compared to the three months ended March 31, 2018.

•
Adjusted gross margin for crude oil, NGLs and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.77 per Bbl for the three months ended March 31, 2019, representing a 5% decrease compared to the three months ended March 31, 2018.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended March 31,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,178	919	28%	145	111	31%	518	78	564%
DJ Basin	1,258	1,107	14%	102	102	—%	—	—	—%
Equity investments	377	294	28%	304	155	96%	—	—	—%
Other	1,562	1,583	(1)%	55	59	(7)%	—	—	—%
Total throughput	4,375	3,903	12%	606	427	42%	518	78	564%

Chevron merger. On April 11, 2019, Anadarko, the indirect general partner and majority unitholder of WES, which is the indirect general partner and majority unitholder of WES Operating, entered into the Chevron Merger Agreement pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Chevron in a stock and cash transaction. Anadarko expects the acquisition to close in the second half of 2019, although it is subject to Anadarko stockholder approval, regulatory approvals and other customary closing conditions.

ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko. See Note 1—Description of Business and Basis of Presentation and Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Red Bluff Express acquisition. In January 2019, we acquired a 30% interest in Red Bluff Express Pipeline, LLC (“Red Bluff Express”), which owns a natural gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas to the WAHA hub in Pecos County, Texas. We acquired our 30% interest from a third party via an initial net investment of $92.5 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method.

Whitethorn LLC acquisition. In June 2018, we acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with our investment in Whitethorn, we share proportionally in the commercial activities. We acquired our 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method.

Cactus II acquisition. In June 2018, we acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and is expected to become operational in late 2019. We acquired our 15% interest from a third party via an initial net investment of $12.1 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method.

Newcastle system divestiture. In December 2018, the Newcastle system, located in Northeast Wyoming, was sold to a third party for $3.2 million, resulting in a net gain on sale of $0.6 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. We previously held a 50% interest in, and operated, the Newcastle system.

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method by us, through our partnership interests in WES Operating as of March 31, 2019 (see Note 8—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Because we own the entire non-economic general partner interest in and control WES Operating GP, and our general partner is controlled by Anadarko, each acquisition of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us. Further, after an acquisition of assets from Anadarko, we are required to recast our financial statements to include the activities of such assets from the date of common control.
For those periods requiring recast, the consolidated financial statements for periods prior to the acquisition of assets from Anadarko are prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership assets prior to the acquisitions from Anadarko as being “our” historical financial results.

EQUITY OFFERINGS

See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

WES common units. In February 2019, we issued 234,053,065 common units in connection with the closing of the Merger. See Note 1—Description of Business and Basis of Presentation and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

WES Operating common units. In February 2019, WES Operating (i) converted the IDRs and general partner units into 105,624,704 common units in connection with the closing of the Merger and (ii) issued 45,760,201 common units as part of the AMA acquisition.

WES Operating Class C units. All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2019	2018
Total revenues and other (1)	$671,883	$501,054
Equity income, net – affiliates	57,992	30,229
Total operating expenses (1)	410,357	306,532
Gain (loss) on divestiture and other, net	(590)	116
Operating income (loss)	318,928	224,867
Interest income – affiliates	4,225	4,225
Interest expense	(65,876)	(38,015)
Other income (expense), net	(35,206)	817
Income (loss) before income taxes	222,071	191,894
Income tax (benefit) expense	10,092	10,884
Net income (loss)	211,979	181,010
Net income attributable to noncontrolling interests	93,319	49,483
Net income (loss) attributable to Western Midstream Partners, LP (2)	$118,660	$131,527
Key performance metrics (3)
Adjusted gross margin	$587,694	$418,834
Adjusted EBITDA	428,330	312,140
Distributable cash flow	340,168	264,088

(1)
Revenues and other include amounts earned from services provided to our affiliates, as well as from the sale of residue and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services, as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.

(3)
Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics—Reconciliation of non-GAAP measures within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2019” refer to the comparison of the three months ended March 31, 2019, to the three months ended March 31, 2018.

Throughput

	Three Months Ended March 31,
	2019	2018	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	527	508	4%
Processing	3,471	3,101	12%
Equity investment (1)	377	294	28%
Total throughput for natural gas assets	4,375	3,903	12%
Throughput attributable to noncontrolling interests for natural gas assets (2)	176	172	2%
Total throughput attributable to Western Midstream Partners, LP for natural gas assets	4,199	3,731	13%
Throughput for crude oil, NGLs and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	820	350	134%
Equity investment (3)	304	155	96%
Total throughput for crude oil, NGLs and produced water assets	1,124	505	123%
Throughput attributable to noncontrolling interests for crude oil, NGLs and produced water assets (2)	22	10	120%
Total throughput attributable to Western Midstream Partners, LP for crude oil, NGLs and produced water assets	1,102	495	123%

(1)
Represents the 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 50% share of average Mi Vida throughput, 50% share of average Ranch Westex throughput and 30% share of average Red Bluff Express throughput.

(2)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of March 31, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Represents the 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG and TEP throughput, 33.33% share of average FRP throughput, 20% share of average Whitethorn throughput, 15% share of average Panola throughput and 20% share of average Saddlehorn throughput.

Natural gas assets

Gathering, treating and transportation throughput increased by 19 MMcf/d for the three months ended March 31, 2019, primarily due to (i) volumes from the Bison facility being taken to a third-party treater in the first quarter of 2018 and a new contract effective April 2018 and (ii) increased production in the areas around the Marcellus Interest systems. These increases were partially offset by lower throughput at the Springfield gas gathering system due to production declines in the area.
Processing throughput increased by 370 MMcf/d for the three months ended March 31, 2019, primarily due to (i) increased production in the areas around the West Texas and DJ Basin complexes and (ii) the start-up of Mentone Train I at the West Texas complex in November 2018. These increases were partially offset by lower throughput at the Chipeta complex due to production declines in the area.
Equity investment throughput increased by 83 MMcf/d for the three months ended March 31, 2019, primarily due to the acquisition of the interest in Red Bluff Express in January 2019, partially offset by decreased throughput at (i) the Mi Vida plant due to affiliate volumes being processed at the West Texas complex following the start-up of Mentone Train I and (i) the Rendezvous system due to production declines in the area.

Crude oil, NGLs and produced water assets

Gathering, treating, transportation and disposal throughput increased by 470 MBbls/d for the three months ended March 31, 2019, primarily due to (i) increased throughput at the DBM water systems due to the new water disposal systems that commenced operation during the third and fourth quarters of 2018 and (ii) increased throughput at the DBM oil system due to the ROTFs that commenced operation in the second quarter of 2018 and increased production in the area.
Equity investment throughput increased by 149 MBbls/d for the three months ended March 31, 2019, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and (ii) increased volumes on TEP and FRP as a result of increased NGLs production in the DJ Basin area.

Service Revenues

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
Service revenues – fee based	$579,974	$393,773	47%
Service revenues – product based	19,379	23,423	(17)%
Total service revenues	$599,353	$417,196	44%

Service revenues – fee based increased by $186.2 million for the three months ended March 31, 2019, primarily due to increases of (i) $90.9 million, $26.6 million and $18.0 million at the West Texas complex, DJ Basin complex and DBM oil system, respectively, due to increased throughput, (ii) $36.4 million at the DBM water systems due to increased throughput and new gathering and disposal agreements effective July 1, 2018, and (iii) $13.6 million at the DJ Basin oil system due to increased throughput and a higher gathering fee.
Service revenues – product based decreased by $4.0 million for the three months ended March 31, 2019, primarily due to decreased throughput at the Chipeta and Granger complexes.

Product Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)
Natural gas sales (1)	$27,324	$29,837	(8)%
NGLs sales (1)	44,809	53,788	(17)%
Total Product sales	$72,133	$83,625	(14)%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$2.34	$2.49	(6)%
NGLs (per Bbl)	25.54	29.80	(14)%

(1)
For the three months ended March 31, 2018, includes the effects of commodity price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Natural gas sales decreased by $2.5 million for the three months ended March 31, 2019, primarily due to a decrease of $9.1 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes sold. This decrease was partially offset by an increase of $4.8 million at the Hilight system due to the reversal of an accrual for anticipated costs recorded in 2018 associated with the shutdown of the Kitty Draw gathering system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), partially offset by a decrease in volumes sold.

NGLs sales decreased by $9.0 million for the three months ended March 31, 2019, primarily due to decreases of (i) $17.1 million at the West Texas complex due to a decrease in average price and volumes sold and (ii) $2.7 million at the MGR assets due to a decrease in volumes sold and a decrease in price due to the expiration of the commodity price swap agreements in December 2018. These decreases were partially offset by an increase of $10.6 million at the DJ Basin complex due to an increase in volumes sold.

Equity Income, Net – Affiliates

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
Equity income, net – affiliates	$57,992	$30,229	92%

Equity income, net – affiliates increased by $27.8 million for the three months ended March 31, 2019, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and (ii) increased volumes at the TEFR Interests.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
NGLs purchases	$79,819	$60,521	32%
Residue purchases	33,640	32,138	5%
Other	604	1,659	(64)%
Cost of product	114,063	94,318	21%
Operation and maintenance	142,829	96,795	48%
Total Cost of product and Operation and maintenance expenses	$256,892	$191,113	34%

NGL purchases increased by $19.3 million for the three months ended March 31, 2019, primarily due to increases of (i) $18.6 million at the West Texas complex due to an increase in volumes purchased and (ii) $5.1 million at the DJ Basin complex due to an increase in volumes purchased, partially offset by a decrease in average price. These increases were partially offset by a decrease of $2.5 million at the MGR assets due to a decrease in average price and volumes purchased.
Residue purchases increased by $1.5 million for the three months ended March 31, 2019, primarily due to an increase of $4.2 million at the DJ Basin complex due to an increase in average price and volumes purchased. This increase was partially offset by a decrease of $2.8 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes purchased.
Other items decreased by $1.1 million for the three months ended March 31, 2019, primarily due to a decrease of $5.5 million from changes in imbalance positions at the West Texas complex, partially offset by an increase of $2.5 million at the West Texas complex due to an increase in volumes purchased.
Operation and maintenance expense increased by $46.0 million for the three months ended March 31, 2019, primarily due to increases of (i) $16.5 million at the DBM water systems due to the new water disposal systems that commenced operation during the third and fourth quarters of 2018, (ii) $15.7 million at the West Texas complex due to increases in salaries and wages and utilities expense, (iii) $7.2 million at the DBM oil system due to increases in salaries and wages and surface maintenance and plant repairs, and (iv) $5.0 million at the DJ Basin complex due to increases in utilities expense, salaries and wages, and surface maintenance and plant repairs.

Other Operating Expenses

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
General and administrative	$22,844	$15,829	44%
Property and other taxes	16,285	14,600	12%
Depreciation and amortization	113,946	84,790	34%
Impairments	390	200	95%
Total other operating expenses	$153,465	$115,419	33%

General and administrative expenses increased by $7.0 million for the three months ended March 31, 2019, primarily due to personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $1.7 million for the three months ended March 31, 2019, primarily due to ad valorem tax increases at the West Texas complex.
Depreciation and amortization expense increased by $29.2 million for the three months ended March 31, 2019, primarily due to increases of (i) $11.2 million at the West Texas complex, (ii) $6.5 million at the DBM water systems, (iii) $5.3 million at the DBM oil system and (iv) $4.4 million at the DJ Basin complex, all due to capital projects being placed into service. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(67,096)	$(41,536)	62%
Amortization of debt issuance costs and commitment fees	(3,152)	(2,864)	10%
Capitalized interest	6,205	6,962	(11)%
Affiliates
APCWH Note Payable	(1,833)	(577)	NM
Interest expense	$(65,876)	$(38,015)	73%

Interest expense increased by $27.9 million for the three months ended March 31, 2019, primarily due to (i) $9.7 million of interest incurred on the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 that were issued in August 2018, (ii) $9.4 million of interest incurred on the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 that were issued in March 2018, and (iii) $9.0 million of interest incurred on the RCF due to higher outstanding borrowings in 2019.

Other Income (Expense), Net

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
Other income (expense), net	$(35,206)	$817	NM

Other income (expense), net decreased by $36.0 million for the three months ended March 31, 2019, primarily due to a non-cash loss of $35.6 million on interest-rate swaps resulting from a decrease in benchmark interest rates. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2019	2018	Inc/ (Dec)
Income (loss) before income taxes	$222,071	$191,894	16%
Income tax (benefit) expense	10,092	10,884	(7)%
Effective tax rate	5%	6%

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to assets acquired from Anadarko, and our share of Texas margin tax.
Income attributable to AMA prior to and including February 2019 was subject to federal and state income tax. Income earned on AMA assets for periods subsequent to February 2019 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$412,428	$335,614	23%
Adjusted gross margin for crude oil, NGLs and produced water assets (2)	175,266	83,220	111%
Adjusted gross margin (3)	587,694	418,834	40%
Adjusted gross margin per Mcf for natural gas assets (4)	1.09	1.00	9%
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets (5)	1.77	1.87	(5)%
Adjusted EBITDA (3)	428,330	312,140	37%
Distributable cash flow (3)	340,168	264,088	29%

(1)
Adjusted gross margin for natural gas assets is calculated as total revenues and other for natural gas assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for natural gas assets, plus distributions from our equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. See the reconciliation of Adjusted gross margin for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude oil, NGLs and produced water assets is calculated as total revenues and other for crude oil, NGLs and produced water assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for crude oil, NGLs and produced water assets, plus distributions from our equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. See the reconciliation of Adjusted gross margin for crude oil, NGLs and produced water assets to its most comparable GAAP measure below.

(3)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

(4)	Average for period. Calculated as Adjusted gross margin for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Midstream Partners, LP for natural gas assets.

(5)
Average for period. Calculated as Adjusted gross margin for crude oil, NGLs and produced water assets, divided by total throughput (MBbls/d) attributable to Western Midstream Partners, LP for crude oil, NGLs and produced water assets.

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in the midstream industry.
Adjusted gross margin increased by $168.9 million for the three months ended March 31, 2019, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes and DBM oil system, (ii) the start-up of the new water disposal systems during the third and fourth quarters of 2018, (iii) the acquisition of the interest in Whitethorn LLC in June 2018, and (iv) increased throughput and a higher gathering fee at the DJ Basin oil system.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets. Adjusted gross margin per Mcf for natural gas assets increased by $0.09 for the three months ended March 31, 2019, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average margin as compared to our other natural gas assets, and (ii) a cost of service rate adjustment at the Springfield gas gathering system in the fourth quarter of 2018.
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets decreased by $0.10 for the three months ended March 31, 2019, primarily due to increased throughput at the DBM water systems which has a lower margin per Bbl than our other crude oil and NGLs assets, partially offset by (i) the acquisition of the interest in Whitethorn LLC in June 2018, (ii) increased throughput and a higher gathering fee at the DJ Basin oil system and (iii) increased throughput at the DBM oil system.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, and other income and excluding the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

•	our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.

Adjusted EBITDA increased by $116.2 million for the three months ended March 31, 2019, primarily due to (i) a $170.8 million increase in total revenues and other and (ii) a $21.6 million increase in distributions from equity investments. These amounts were partially offset by (i) a $46.0 million increase in operation and maintenance expenses, (ii) a $19.9 million increase in cost of product (net of lower of cost or market inventory adjustments), and (iii) a $7.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under WES Operating’s commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less Service revenues – fee based recognized in Adjusted EBITDA (less than) in excess of customer billings, net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes and excluding Distributable cash flow attributable to noncontrolling interests to the extent such amounts are not excluded from Adjusted EBITDA. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of Distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.
While Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period. Furthermore, to the extent Distributable cash flow includes realized amounts recorded as capital contributions from Anadarko attributable to activity under our commodity price swap agreements, it is not a reflection of our ability to generate cash from operations.
Distributable cash flow increased by $76.1 million for the three months ended March 31, 2019, primarily due to (i) a $116.2 million increase in Adjusted EBITDA and (ii) $7.7 million of customer billings in excess of the amount recognized as Service revenues – fee based. These amounts were partially offset by (i) a $27.1 million increase in net cash paid for interest expense, (ii) a $14.5 million increase in cash paid for maintenance capital expenditures, and (iii) a $6.9 million decrease in the above-market component of the swap agreements with Anadarko.

Reconciliation of non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Distributable cash flow is net income (loss). Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss), net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.
Management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA and Distributable cash flow compared to (as applicable) operating income (loss), net income (loss) and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.
The following tables present (a) a reconciliation of the GAAP financial measure of our operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of our net income (loss) and our net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and (c) a reconciliation of the GAAP financial measure of our net income (loss) to the non-GAAP financial measure of Distributable cash flow:

	Three Months Ended March 31,
thousands	2019	2018
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$318,928	$224,867
Add:
Distributions from equity investments	62,013	40,426
Operation and maintenance	142,829	96,795
General and administrative	22,844	15,829
Property and other taxes	16,285	14,600
Depreciation and amortization	113,946	84,790
Impairments	390	200
Less:
Gain (loss) on divestiture and other, net	(590)	116
Equity income, net – affiliates	57,992	30,229
Reimbursed electricity-related charges recorded as revenues	16,589	15,457
Adjusted gross margin attributable to noncontrolling interests (1)	15,550	12,871
Adjusted gross margin	$587,694	$418,834
Adjusted gross margin for natural gas assets	$412,428	$335,614
Adjusted gross margin for crude oil, NGLs and produced water assets	175,266	83,220

(1)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of March 31, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
thousands	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$211,979	$181,010
Add:
Distributions from equity investments	62,013	40,426
Non-cash equity-based compensation expense	1,798	2,152
Interest expense	65,876	38,015
Income tax expense	10,092	10,884
Depreciation and amortization	113,946	84,790
Impairments	390	200
Other expense	35,213	143
Less:
Gain (loss) on divestiture and other, net	(590)	116
Equity income, net – affiliates	57,992	30,229
Interest income – affiliates	4,225	4,225
Other income	—	817
Adjusted EBITDA attributable to noncontrolling interests (1)	11,350	10,093
Adjusted EBITDA	$428,330	$312,140
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$343,073	$300,151
Interest (income) expense, net	61,651	33,790
Uncontributed cash-based compensation awards	(570)	522
Accretion and amortization of long-term obligations, net	(1,511)	(2,103)
Current income tax (benefit) expense	6,027	(13,335)
Other (income) expense, net (2)	(432)	(817)
Distributions from equity investments in excess of cumulative earnings – affiliates	7,792	8,850
Changes in assets and liabilities:
Accounts receivable, net	(9,486)	29,632
Accounts and imbalance payables and accrued liabilities, net	55,529	(28,904)
Other items, net	(22,393)	(5,553)
Adjusted EBITDA attributable to noncontrolling interests (1)	(11,350)	(10,093)
Adjusted EBITDA	$428,330	$312,140
Cash flow information
Net cash provided by operating activities	$343,073	$300,151
Net cash used in investing activities	(2,515,732)	(524,219)
Net cash provided by (used in) financing activities	2,180,564	668,166

(1)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of March 31, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
Excludes the non-cash loss on interest-rate swaps of $35.6 million for the three months ended March 31, 2019. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
thousands except Coverage ratio	2019		2018
Reconciliation of Net income (loss) to Distributable cash flow and calculation of the Coverage ratio
Net income (loss)	$211,979		$181,010
Add:
Distributions from equity investments	62,013		40,426
Non-cash equity-based compensation expense	1,798		2,152
Income tax (benefit) expense	10,092		10,884
Depreciation and amortization	113,946		84,790
Impairments	390		200
Above-market component of swap agreements with Anadarko (1)	7,407		14,282
Other expense	35,213		143
Less:
Recognized Service revenues – fee based (less than) in excess of customer billings	(6,258)		1,400
Gain (loss) on divestiture and other, net	(590)		116
Equity income, net – affiliates	57,992		30,229
Cash paid for maintenance capital expenditures	35,691		21,228
Capitalized interest	6,205		6,962
Cash paid for (reimbursement of) income taxes	96		(87)
Other income	—		817
Distributable cash flow attributable to noncontrolling interests (2)	9,534		9,134
Distributable cash flow	$340,168		$264,088
Distributions declared
Distributions from WES Operating	$277,604
Less: Cash reserve for the proper conduct of WES’s business	1,280
Distributions to WES unitholders (3)	$276,324
Coverage ratio	1.23	x

(1)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of March 31, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)	Reflects a cash distribution of $0.61000 per unit declared for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and to our general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of March 31, 2019, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under the RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the RCF to pay distributions or fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days of the end of each quarter. Our cash flow and resulting ability to make cash distributions are completely dependent upon our ability to generate favorable cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012 and have increased our quarterly distribution each quarter since the fourth quarter of 2012. The Board of Directors declared a cash distribution to unitholders for the first quarter of 2019 of $0.61000 per unit, or $276.3 million in aggregate. The cash distribution is payable on May 14, 2019, to our unitholders of record at the close of business on May 1, 2019.
Management continuously monitors our leverage position and coordinates our capital expenditure program, quarterly distributions and acquisition strategy with our expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. As of March 31, 2019, we had a $2.2 billion working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance and expansion activity. The working capital deficit as of March 31, 2019, was primarily due to (i) the borrowings under the 364-day Facility used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs and (ii) the costs incurred related to continued construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems. As of March 31, 2019, there was $1.4 billion available for borrowing under the RCF. See Note 9—Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. We categorize capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows; or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2019	2018
Acquisitions	$2,100,804	$—

Expansion capital expenditures	$350,430	$511,957
Maintenance capital expenditures	35,714	21,228
Total capital expenditures (1) (2)	$386,144	$533,185

Capital incurred (1) (3)	$315,020	$587,561

(1)	For the three months ended March 31, 2019 and 2018, included $4.7 million and $7.0 million, respectively, of capitalized interest.

(2)	Capital expenditures for the three months ended March 31, 2018, included $230.9 million of pre-acquisition capital expenditures for AMA.

(3)	Capital incurred for the three months ended March 31, 2018, included $260.1 million of pre-acquisition capital incurred for AMA.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, decreased by $147.0 million for the three months ended March 31, 2019. Expansion capital expenditures decreased by $161.5 million (including a $2.3 million decrease in capitalized interest) for the three months ended March 31, 2019, primarily due to decreases of (i) $82.4 million at the West Texas complex primarily due to the completion of Mentone Train I that commenced operation in November 2018, (ii) $66.0 million at the DBM water systems due to the completion of the water systems that commenced operation in the third and fourth quarters of 2018 and (iii) $62.9 million at the DBM oil system primarily due to the completion of the ROTFs that commenced operation in the second quarter of 2018. These decreases were partially offset by an increase of $47.6 million at the DJ Basin complex primarily due to ongoing construction of the Latham processing plant. Maintenance capital expenditures increased by $14.5 million for the three months ended March 31, 2019, primarily due to increases at the DBM oil system and the DJ Basin and West Texas complexes.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2019	2018
Net cash provided by (used in):
Operating activities	$343,073	$300,151
Investing activities	(2,515,732)	(524,219)
Financing activities	2,180,564	668,166
Net increase (decrease) in cash and cash equivalents	$7,905	$444,098

Operating Activities. Net cash provided by operating activities increased for the three months ended March 31, 2019, primarily due to the impact of changes in working capital items and increases in distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019, included the following:

•	$2.0 billion of cash paid for the acquisition of AMA;

•	$386.1 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems;

•	$92.5 million of cash paid for the acquisition of the interest in Red Bluff Express;

•	$36.5 million of capital contributions paid to Cactus II, Red Bluff Express, the TEFR Interests, Whitethorn LLC and White Cliffs for construction activities; and

•	$7.8 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2018, included the following:

•	$533.2 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems; and

•	$8.9 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019, included the following:

•	$2.0 billion of borrowings under the 364-day Facility, net of issuance costs, which were used to fund the acquisition of AMA and to repay the APCWH Note Payable;

•	$451.6 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•	$420.0 million of borrowings under the RCF, which were used for general partnership purposes, including to fund capital expenditures;

•	$131.9 million of distributions paid to WES unitholders;

•	$101.0 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019;

•	$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$1.9 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the three months ended March 31, 2018, included the following:

•
$1.08 billion of net proceeds from the offering of the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 in March 2018, after underwriting and original issue discounts and offering costs, which were used to repay amounts outstanding under the RCF and for general partnership purposes, including to fund capital expenditures;

•	$630.0 million of repayments of outstanding borrowings under the RCF;

•	$256.8 million of borrowings under the RCF, net of extension costs, which were used for general partnership purposes, including to fund capital expenditures;

•	$120.1 million of distributions paid to WES unitholders;

•	$106.6 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$94.3 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$64.3 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$14.3 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$3.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of March 31, 2019, the carrying value of outstanding debt was $7.2 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At March 31, 2019, WES Operating was in compliance with all covenants under the indentures governing its outstanding notes.

WGP RCF. In February 2018, we voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF, which was previously available to be used to buy WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

Revolving credit facility. In December 2018, WES Operating entered into an amendment to the RCF that (i) subject to the consummation of the Merger (see Executive Summary—Merger transactions within this Item 2), increased the size of the RCF from $1.5 billion to $2.0 billion, while leaving the $0.5 billion accordion feature of the RCF unexercised, and (ii) effective on February 15, 2019, exercised one of the one-year extension options to extend the maturity date of the RCF from February 2023 to February 2024.
The RCF is expandable to a maximum of $2.5 billion and bears interest at LIBOR, plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon the senior unsecured debt rating.
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions.
As of March 31, 2019, there was $640.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.4 billion available for borrowing under the RCF. At March 31, 2019, the interest rate on the RCF was 3.79% and the facility fee rate was 0.20%. At March 31, 2019, WES Operating was in compliance with all covenants under the RCF.

364-day Facility. In December 2018, WES Operating entered into a $2.0 billion 364-day senior unsecured credit facility, the proceeds of which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Executive Summary—Merger transactions within this Item 2). The 364-day Facility will mature in February 2020, and bears interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the 364-day Facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES Operating’s senior unsecured debt rating. Net cash proceeds received from future asset sales and debt or equity offerings must be used to repay amounts outstanding under the facility. The 364-day Facility contains covenants and customary events of default that are substantially similar to those contained in the RCF.
As of March 31, 2019, there was $2.0 billion in outstanding borrowings under the 364-day Facility. As of March 31, 2019, the interest rate on outstanding 364-day Facility borrowings was 3.87% and WES Operating was in compliance with all covenants under the 364-day Facility. It is management’s intent to refinance the obligations under the 364-day Facility prior to its maturity in February 2020.

All of WES Operating’s notes and obligations under the RCF and 364-day Facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and 364-day Facility.

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million and $375.0 million, respectively, to manage interest rate risk associated with anticipated 2019 debt issuances. Pursuant to these swap agreements, a floating interest rate indexed to the three-month LIBOR was exchanged for a fixed interest rate. Depending on market conditions, liability management actions or other factors, WES Operating may settle or amend certain or all of the currently outstanding interest-rate swaps.
We do not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the three months ended March 31, 2019, a non-cash loss of $35.6 million was recognized, which is included in Other income (expense), net in the consolidated statements of operations. The fair value of the interest-rate swaps was a liability of $43.6 million and $8.0 million at March 31, 2019, and December 31, 2018, respectively, which is reported in Accrued liabilities on the consolidated balance sheets. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Anadarko, financial institutions, customers and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered or volumes owed pursuant to gas imbalance agreements. We examine and monitor the creditworthiness of third-party customers and may establish credit limits for third-party customers.
We do not, however, maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko for gathering, processing, transportation and disposal fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Anadarko for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko. We are also party to agreements with Anadarko under which Anadarko is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Our ability to make distributions to our unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of gathering, processing, transportation and disposal agreements, natural gas and NGLs purchase agreements, Anadarko’s note payable to WES Operating, our and WES Operating’s omnibus agreements, the services and secondment agreement, or the contribution agreements.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS WITH WES OPERATING

Our consolidated financial statements include the consolidated financial results of WES Operating. Our results of operations do not differ materially from the results of operations and cash flows of WES Operating, which are reconciled below.

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WES Operating. The differences between net income (loss) attributable to WES and net income (loss) attributable to WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2019	2018
Net income (loss) attributable to WES	$118,660	$131,527
Limited partner interests in WES Operating not held by WES (1)	91,465	46,498
General and administrative expenses (2)	2,284	832
Other income (expense), net	(58)	(35)
Interest expense	245	1,063
Net income (loss) attributable to WES Operating	$212,596	$179,885

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. As of March 31, 2019 and 2018, the public held a 0% and 59.6% limited partner interest in WES Operating, respectively. Other subsidiaries of Anadarko separately held a 2.0% and 9.2% limited partner interest in WES Operating as of March 31, 2019 and 2018, respectively. Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2019	2018
WES net cash provided by operating activities	$343,073	$300,151
General and administrative expenses (1)	2,284	832
Non-cash equity-based compensation expense	(252)	(67)
Changes in working capital	(1,229)	(388)
Other income (expense), net	(58)	(35)
Interest expense	245	1,063
Debt related amortization and other items, net	(21)	(725)
WES Operating net cash provided by operating activities	$344,042	$300,831

WES net cash provided by (used in) financing activities	$2,180,564	$668,166
Distributions to WES unitholders (2)	131,910	120,140
Distributions to WES from WES Operating (3)	(162,359)	(122,314)
Registration expenses related to the issuance of WES common units	855	—
WGP RCF costs	—	8
WGP RCF repayments	28,000	—
WES Operating net cash provided by (used in) financing activities	$2,178,970	$666,000

(1)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

(2)
Represents distributions to WES common unitholders paid under WES’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Difference attributable to elimination upon consolidation of WES Operating’s distributions on partnership interests owned by WES. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% interest in Chipeta held by a third-party member (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).

WES Operating distributions. Prior to the closing of the Merger, WES Operating’s partnership agreement required WES Operating to distribute all of its available cash (as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days of the end of each quarter.
Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. Beginning in the first quarter of 2019, WES Operating will make distributions to WES and a subsidiary of Anadarko in respect of their proportionate share of limited partner interests in WES Operating. For the three months ended March 31, 2019, WES Operating will distribute $283.3 million to its limited partners. See Note 5.

WES Operating LTIP. Concurrently with the closing of the Merger, we assumed the Western Gas Partners, LP 2017 Long-Term Incentive Plan. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects and various operating leases. Refer to Note 10—Debt and Interest Expense, Note 12—Commitments and Contingencies and Note 11—Leases in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than short-term operating leases and standby letters of credit. The information pertaining to operating leases and standby letters of credit required for this item is provided under Note 1—Description of Business and Basis of Presentation, Note 11—Leases and Note 10—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced and the processed natural gas, or value of the natural gas, is returned to the producer, and because some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
For the three months ended March 31, 2019, 90% of our wellhead natural gas volumes (excluding equity investments) and 100% of our crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of imbalances described below.
We bear a limited degree of commodity price risk with respect to settlement of natural gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, as well as instances where actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by us are valued at our weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. The Federal Open Market Committee raised its target range for the federal funds rate four separate times during 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of March 31, 2019, we had $640.0 million in outstanding borrowings under the RCF and $2.0 billion in outstanding borrowings under the 364-day Facility. The RCF and 364-day Facility each bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on outstanding borrowings under the RCF and 364-day Facility, it would impact the fair value of the Senior Notes at March 31, 2019.

In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements to manage interest rate risk associated with anticipated 2019 debt issuances. At March 31, 2019, we had a net derivative liability position of $43.6 million related to interest-rate swaps. A 10% increase or decrease in the LIBOR interest rate curve would change the aggregate fair value of outstanding interest-rate swap agreements by $32.5 million. However, any change in the interest rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with anticipated 2019 debt issuances. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Additional variable-rate debt may be incurred in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES and WES Operating’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in WES or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, WES or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kerr-McGee Gathering LLC, a wholly owned subsidiary of WES, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) and the Department of Justice with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the EPA and the State of Wyoming with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions in these matters, management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000.
Except as discussed above, we are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of business. Management believes that there are no such proceedings for which a final disposition could have a material adverse effect on results of operations, cash flows or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below, as well as those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2018, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2018, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Our general partner is owned by Anadarko, which recently announced its entry into the Chevron Merger Agreement. If the Chevron Merger is completed, Chevron will own and control our general partner. Chevron’s ownership of our general partner may result in conflicts of interest.

Anadarko recently entered into the Chevron Merger Agreement, which provides for a series of transactions whereby Anadarko will be merged with and into an indirect wholly owned subsidiary of Chevron. Following the completion of the Chevron Merger, the directors and officers of our general partner and its affiliates will have duties to manage our general partner in a manner that is beneficial to Chevron, who would be the owner of our general partner. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the Chevron Merger, our general partner’s duties to us may conflict with the duties of its officers and directors to Chevron in the future. As a result of these conflicts of interest following the Chevron Merger, our general partner may favor its own interest or the interests of Chevron or its owners or affiliates over the interest of our unitholders.
Furthermore, we rely on Anadarko for a substantial portion of the natural gas, crude oil, NGLs and produced water that we gather, treat, process, transport and/or dispose. Following the completion of the Chevron Merger, our future prospects will depend upon Chevron’s growth strategy and drilling program, including the level of drilling and completion activity by Chevron in acreage dedicated to us. Additional conflicts may also arise in the future following the Chevron Merger associated with (1) the allocation of capital and the allocation of costs between Chevron and us, (2) the amount of time devoted by the officers and directors of Chevron to its business in relation to us and (3) future business opportunities that are pursued by Chevron and us.

We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Chevron Merger, or a merger with any other company, on employees and customers may have an adverse effect on us. These uncertainties may impair Anadarko’s ability to attract, retain and motivate key personnel involved in our operations until the merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Anadarko’s employee retention may be challenging during the pendency of the merger, as employees may experience uncertainty about their roles. In addition, the Chevron Merger Agreement restricts Anadarko and us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Chevron Merger. Any alternative merger agreement would likely contain similar restrictions. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of a merger transaction by Anadarko.

Anadarko may be subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner, could adversely affect our business, financial condition and operating results.

Anadarko, Chevron and/or their respective directors and officers, including certain of Anadarko’s officers that serve as members of our general partner’s Board of Directors, may be subject to lawsuits relating to the Chevron Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While Anadarko will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could, because we are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner, have an adverse effect on our business, financial condition and operating results.

Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our common units and our future business and financial results.

Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Chevron Merger Agreement by Anadarko stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Chevron Merger, (3) the absence of any order or law prohibiting consummation of the Chevron Merger, (4) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the SEC and (5) the authorization for listing on the NYSE of the shares of Chevron common stock to be issued in connection with the Chevron Merger. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.
If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	the requirement that Anadarko pay Chevron a termination fee of $1 billion under certain circumstances provided in the Chevron Merger Agreement;

•
negative reactions from the financial markets, including declines in the prices of our common units due to the fact that current prices may reflect a market assumption that the Chevron Merger will be completed;

•	Anadarko having to pay certain significant costs relating to the Chevron Merger; and

•
the attention of Anadarko’s management, including certain of Anadarko’s officers that serve as members of our general partner’s Board of Directors, will have been diverted to the Chevron Merger rather than Anadarko’s own operations and pursuit of other opportunities that could have been beneficial to Anadarko and to us.

The Chevron Merger Agreement limits Anadarko’s ability to pursue alternatives to the Chevron Merger.

The Chevron Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to Anadarko stockholders, and ultimately to our unitholders, than the Chevron Merger. These provisions include a general prohibition on Anadarko from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by its board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

Colorado legislation and further rule making may increase costs and limit oil and natural gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.

On April 16, 2019, legislation was passed in Colorado that will reform exploration and production activities by the oil and gas industry in the state including, among other things, revising the mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and gas operations within their jurisdiction as they do other development. This legislation is expected to require further rule making, and could lead to a possible significant delay in the state in issuing new drilling permits while the COGCC codifies the new law. This new law and further related rule making could have a material adverse effect on our customers in Colorado, which could significantly reduce demand for our midstream services in the state.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PIK Class C units. During the three months ended March 31, 2019, in connection with the quarterly distribution for the Class C units, WES Operating issued 308,723 additional Class C units to AMH, a subsidiary of Anadarko.

WES Operating common units issued in connection with the Merger. On February 28, 2019, WES, WES Operating, Anadarko and certain of their affiliates consummated the transactions contemplated by the Merger Agreement. Immediately prior to the closing, (i) the Class C units converted into WES Operating common units on a one-for-one basis; (ii) WES Operating and WES Operating GP caused the conversion of the IDRs and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units, and (iii) WES Operating issued 45,760,201 common units to subsidiaries of Anadarko as consideration for AMA.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number			Description
#	2.	1
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

#	2.	2
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

#	2.	3
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

#	2.	4
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

#	2.	5
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

#	2.	6
Purchase and Sale Agreement, dated as of January 14, 2011, by and among Western Gas Partners, LP, Kerr-McGee Gathering LLC and Encana Oil & Gas (USA) Inc. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 18, 2011 File No. 001-34046).

#	2.	7
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

#	2.	8
Contribution Agreement, dated as of February 27, 2013, by and among Anadarko Marcellus Midstream, L.L.C., Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP, Anadarko Petroleum Corporation and Anadarko E&P Onshore LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2013, File No. 001-34046).

Exhibit Number			Description
#	2.	9
Contribution Agreement, dated as of February 27, 2014, by and among WGR Asset Holding Company LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.9 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

#	2.	10
Agreement and Plan of Merger, dated October 28, 2014, by and among Western Gas Partners, LP, Maguire Midstream LLC and Nuevo Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

#	2.	11
Purchase and Sale Agreement, dated as of March 2, 2015, by and among WGR Asset Holding Company LLC, Delaware Basin Midstream, LLC, Western Gas Partners, LP, and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 3, 2015, File No. 001-34046).

#	2.	12
Amendment No. 1 to Purchase and Sale Agreement, dated as of May 22, 2017, by and between WGR Asset Holding Company LLC and Delaware Basin Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 23, 2017, File No. 001-34046).

#	2.	13
Contribution Agreement, dated as of February 24, 2016, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 1, 2016, File No. 001-34046).

#	2.	14
Interest Swap and Purchase Agreement, dated February 9, 2017, among Western Gas Partners, LP, WGR Operating, LP, Delaware Basin JV Gathering, LLC, Williams Partners L.P., Williams Midstream Gas Services LLC and Appalachia Midstream Services, L.L.C. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 9, 2017, File No. 001-34046).

#	2.	15
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

	3.	1
Certificate of Limited Partnership of Western Gas Equity Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Western Gas Equity Partners, LP filed on November 5, 2012, File No. 333-184763).

	3.	2
Certificate of Amendment to Certificate of Limited Partnership of Western Gas Equity Partners, LP, effective as of February 28, 2019 (incorporated by reference to Exhibit 3.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

	3.	3
First Amended and Restated Agreement of Limited Partnership of Western Gas Equity Partners, LP, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

	3.	4
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Equity Partners, LP, dated November 9, 2017 (incorporated by reference to Exhibit 3.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on November 9, 2017, File No. 001-35753).

	3.	5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Western Midstream Partners, LP, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.6 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

	3.	6
Certificate of Formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Equity Partners, LP’s Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

	3.	7
Certificate of Amendment to Certificate of Formation of Western Gas Equity Holdings, LLC, effective as of February 28, 2019 (incorporated by reference to Exhibit 3.2 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

	3.	8
Amended and Restated Limited Liability Company Agreement of Western Gas Equity Holdings, LLC, dated as of December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

	3.	9
Second Amended and Restated Limited Liability Company Agreement of Western Midstream Holdings, LLC, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.7 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

Exhibit Number		Description
3.	10
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Western Midstream Holdings, LLC, dated February 28, 2019 (incorporated by reference to Exhibit 3.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on March 26, 2019, File No. 001-35753).

3.	11
Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.	12
Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

3.	13
Third Amended and Restated Agreement of Limited Partnership of Western Midstream Operating, LP, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.5 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

3.	14
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

3.	15
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated February 22, 2017 (incorporated by reference to Exhibit 3.4 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

3.	16
Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated November 9, 2017 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 9, 2017, File No. 001-34046).

3.	17
Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.	18
Certificate of Amendment to Certificate of Formation of Western Gas Holdings, LLC, effective as of February 28, 2019 (incorporated by reference to Exhibit 3.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

3.	19
Second Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).

3.	20
Third Amended and Restated Limited Liability Company Agreement of Western Midstream Operating GP, LLC, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.8 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

3.	21
Certificate of Merger of Clarity Merger Sub, LLC with and into Western Gas Partners, LP, effective as of February 28, 2019 (incorporated by reference to Exhibit 3.3 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

4.	1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
4.	2
Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.	3
First Supplemental Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.	4
Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A to Exhibit 4.2, to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

4.	5
Fourth Supplemental Indenture, dated as of June 28, 2012, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

4.	6
Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

Exhibit Number			Description
	4.	7
Sixth Supplemental Indenture, dated as of March 20, 2014, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

	4.	8
Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4, which is included as Exhibit A to Exhibit 4.2, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

	4.	9
Seventh Supplemental Indenture, dated as of June 4, 2015, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

	4.	10
Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

	4.	11
Eighth Supplemental Indenture, dated as of July 12, 2016, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

	4.	12
Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

	4.	13
Ninth Supplemental Indenture, dated as of March 2, 2018, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

	4.	14
Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

	4.	15
Form of 5.300% Senior Notes due 2048 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A-2 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

	4.	16
Tenth Supplemental Indenture, dated as of August 9, 2018, by and between Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 9, 2018, File No. 001-34046).

	4.	17
Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K file on August 9, 2018, File No. 001-34046).

	4.	18
Form of 5.500% Senior Notes due 2048 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A-2 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K file on August 9, 2018, File No. 001-34046).

	10.	1
WGRAH Indemnification Agreement, dated as of February 28, 2019, by and between WGR Asset Holding Company LLC and Western Gas Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.

Exhibit Number			Description
**	32.	2
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.

*	101.	INS	XBRL Instance Document
*	101.	SCH	XBRL Schema Document
*	101.	CAL	XBRL Calculation Linkbase Document
*	101.	DEF	XBRL Definition Linkbase Document
*	101.	LAB	XBRL Label Linkbase Document
*	101.	PRE	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

May 1, 2019
/s/ Robin H. Fielder
Robin H. Fielder President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 1, 2019
/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 1, 2019
/s/ Robin H. Fielder
Robin H. Fielder President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 1, 2019
/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)