Form 10-Q
period 2019-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2019-07-31
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:		Former Name:
Western Midstream Partners, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380	(832)	636-6000	Western Gas Equity Partners, LP
Western Midstream Operating, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380	(832)	636-6000	Western Gas Partners, LP

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of July 29, 2019:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	453,008,854
Western Midstream Operating, LP	None	None	None	None

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

Western Midstream Partners, LP	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
	☑	☐	☐	☐	☐
Western Midstream Operating, LP	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
	☑	☐	☐	☐	☐

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
NYSE: New York Stock Exchange.
Occidental: Occidental Petroleum Corporation.
Occidental Merger: Occidental’s acquisition by merger of Anadarko pursuant to, and subject to the conditions of, the Occidental Merger Agreement.
Occidental Merger Agreement: Agreement and Plan of Merger, dated as of May 9, 2019, by and among Occidental, Baseball Merger Sub 1, Inc. and Anadarko.
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
TEFR Interests: The interests in TEP, TEG and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
Term loan facility: WES Operating’s senior unsecured credit facility entered into in connection with the Merger.
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
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2019	2018 (1)	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$343,484	$234,512	$670,126	$456,550
Service revenues – product based	634	538	1,986	1,169
Product sales	41,066	54,494	91,509	117,001
Total revenues and other – affiliates	385,184	289,544	763,621	574,720
Revenues and other – third parties
Service revenues – fee based	250,060	197,349	503,392	369,084
Service revenues – product based	16,041	22,124	34,068	44,916
Product sales	33,403	8,821	55,093	29,939
Other	366	240	763	473
Total revenues and other – third parties	299,870	228,534	593,316	444,412
Total revenues and other	685,054	518,078	1,356,937	1,019,132
Equity income, net – affiliates	63,598	49,430	121,590	79,659
Operating expenses
Cost of product (2)	122,877	95,656	236,940	189,974
Operation and maintenance (2)	148,431	112,789	291,260	209,584
General and administrative (2)	30,027	15,597	52,871	31,426
Property and other taxes	14,282	13,750	30,567	28,350
Depreciation and amortization	121,117	88,488	235,063	173,278
Impairments	797	127,184	1,187	127,384
Total operating expenses	437,531	453,464	847,888	759,996
Gain (loss) on divestiture and other, net	(1,061)	170	(1,651)	286
Operating income (loss)	310,060	114,214	628,988	339,081
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(79,472)	(42,245)	(145,348)	(80,260)
Other income (expense), net	(58,477)	1,277	(93,683)	2,094
Income (loss) before income taxes	176,336	77,471	398,407	269,365
Income tax expense (benefit)	1,278	10,304	11,370	21,188
Net income (loss)	175,058	67,167	387,037	248,177
Net income (loss) attributable to noncontrolling interests	5,464	(33,017)	98,783	16,466
Net income (loss) attributable to Western Midstream Partners, LP	$169,594	$100,184	$288,254	$231,711
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$169,594	$100,184	$288,254	$231,711
Pre-acquisition net (income) loss allocated to Anadarko	(163)	(32,604)	(29,279)	(63,126)
Limited partners’ interest in net income (loss)	169,431	67,580	258,975	168,585
Net income (loss) per common unit – basic and diluted	$0.37	$0.31	$0.69	$0.77
Weighted-average common units outstanding – basic and diluted	453,000	218,934	376,702	218,934

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $68.2 million and $124.4 million for the three and six months ended June 30, 2019, respectively, and $38.0 million and $72.8 million for the three and six months ended June 30, 2018, respectively. Operation and maintenance includes charges from affiliates of $32.3 million and $71.5 million for the three and six months ended June 30, 2019, respectively, and $26.8 million and $49.8 million for the three and six months ended June 30, 2018, respectively. General and administrative includes charges from affiliates of $26.9 million and $45.8 million for the three and six months ended June 30, 2019, respectively, and $12.3 million and $25.0 million for the three and six months ended June 30, 2018, respectively. See Note 6.

(3)
Includes affiliate (as defined in Note 1) amounts of $0.02 million and $1.9 million for the three and six months ended June 30, 2019, respectively, and $1.4 million and $2.0 million for the three and six months ended June 30, 2018, respectively. See Note 1 and Note 10.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$95,795	$92,142
Accounts receivable, net (2)	219,924	221,164
Other current assets (3)	20,466	27,056
Total current assets	336,185	340,362
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	11,852,158	11,258,773
Less accumulated depreciation	3,058,512	2,848,420
Net property, plant and equipment	8,793,646	8,410,353
Goodwill	445,800	445,800
Other intangible assets	825,399	841,408
Equity investments	1,249,509	1,092,088
Other assets (4)	69,992	67,194
Total assets	$11,980,531	$11,457,205
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$240,568	$443,343
Short-term debt (5)	8,381	28,000
Accrued ad valorem taxes	30,641	36,986
Accrued liabilities	219,726	129,148
Total current liabilities	499,316	637,477
Long-term liabilities
Long-term debt	7,489,448	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	16,175	280,017
Asset retirement obligations	320,073	300,024
Other liabilities (7)	164,309	132,130
Total long-term liabilities	7,990,005	5,927,045
Total liabilities	8,489,321	6,564,522
Equity and partners’ capital
Common units (453,008,854 and 218,937,797 units issued and outstanding at June 30, 2019, and December 31, 2018, respectively)	3,338,646	951,888
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,338,646	2,339,906
Noncontrolling interests	152,564	2,552,777
Total equity and partners’ capital	3,491,210	4,892,683
Total liabilities, equity and partners’ capital	$11,980,531	$11,457,205

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $96.3 million and $72.6 million as of June 30, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $11.1 million and $3.7 million as of June 30, 2019, and December 31, 2018, respectively.

(4)	Other assets includes affiliate amounts of $43.5 million and $42.2 million as of June 30, 2019, and December 31, 2018, respectively.

(5)	As of June 30, 2019, all amounts are considered affiliate. See Note 11.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $75.1 million and $47.8 million as of June 30, 2019, and December 31, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018 (1)	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (2)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	7,407
WES Operating equity transactions, net (4)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from affiliates (5)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541
Net income (loss)	163	169,431	5,464	175,058
Distributions to Chipeta noncontrolling interest owner	—	—	(1,858)	(1,858)
Distributions to noncontrolling interest owners of WES Operating	—	—	(5,667)	(5,667)
Distributions to Partnership unitholders	—	(276,324)	—	(276,324)
Acquisitions from affiliates (5)	(5,510)	4,493	1,017	—
Contributions of equity-based compensation from Anadarko	—	2,768	—	2,768
Net pre-acquisition contributions from (distributions to) Anadarko	5,347	—	—	5,347
Other	—	356	(11)	345
Balance at June 30, 2019	$—	$3,338,646	$152,564	$3,491,210

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)	For the three months ended March 31, 2019, the $752.8 million decrease to partners’ capital, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million.

(5)	The amounts allocated to common unitholders and noncontrolling interests represent a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2017 (1)	$1,050,171	$1,061,125	$2,883,754	$4,995,050
Cumulative effect of accounting change	629	(14,209)	(30,200)	(43,780)
Net income (loss)	30,522	101,005	49,483	181,010
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	14,282
WES Operating equity transactions, net (3)	—	(2,525)	2,525	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,353)	(3,353)
Distributions to noncontrolling interest owners of WES Operating	—	—	(94,272)	(94,272)
Distributions to Partnership unitholders	—	(120,140)	—	(120,140)
Contributions of equity-based compensation from Anadarko	—	1,470	—	1,470
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	(175)
Other	—	58	92	150
Balance at March 31, 2018 (1)	$1,145,398	$1,041,066	$2,808,029	$4,994,493
Cumulative effect of accounting change	—	9	21	30
Net income (loss)	32,604	67,580	(33,017)	67,167
Above-market component of swap agreements with Anadarko (2)	—	13,839	—	13,839
WES Operating equity transactions, net (3)	—	(4,965)	4,965	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,068)	(3,068)
Distributions to noncontrolling interest owners of WES Operating	—	—	(95,809)	(95,809)
Distributions to Partnership unitholders	—	(124,518)	—	(124,518)
Contributions of equity-based compensation from Anadarko	—	1,331	—	1,331
Net pre-acquisition contributions from (distributions to) Anadarko	93,013	—	—	93,013
Other	—	76	116	192
Balance at June 30, 2018 (1)	$1,271,015	$994,418	$2,681,237	$4,946,670

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

(3)
For the three months ended March 31, 2018 and June 30, 2018, the $2.5 million and $5.0 million decrease to partners’ capital, respectively, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $129.0 million and $95.2 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$387,037	$248,177
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	235,063	173,278
Impairments	1,187	127,384
Non-cash equity-based compensation expense	5,493	3,165
Deferred income taxes	4,885	48,858
Accretion and amortization of long-term obligations, net	2,848	3,376
Equity income, net – affiliates	(121,590)	(79,659)
Distributions from equity investment earnings – affiliates	115,483	65,525
(Gain) loss on divestiture and other, net	1,651	(286)
(Gain) loss on interest-rate swaps	94,585	—
Lower of cost or market inventory adjustments	169	151
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	2,668	(8,572)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(81,198)	42,040
Change in other items, net	38,250	5,889
Net cash provided by operating activities	686,531	629,326
Cash flows from investing activities
Capital expenditures	(704,425)	(1,112,474)
Acquisitions from affiliates	(2,007,501)	—
Acquisitions from third parties	(93,303)	(161,858)
Investments in equity affiliates	(77,333)	(27,490)
Distributions from equity investments in excess of cumulative earnings – affiliates	17,052	13,632
Proceeds from the sale of assets to third parties	342	286
Net cash used in investing activities	(2,865,168)	(1,287,904)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	2,710,750	1,525,439
Repayments of debt (3)	(467,595)	(630,000)
Increase (decrease) in outstanding checks	(5,662)	(5,357)
Registration expenses related to the issuance of Partnership common units	(855)	—
Distributions to Partnership unitholders (4)	(408,234)	(244,658)
Distributions to Chipeta noncontrolling interest owner	(3,793)	(6,421)
Distributions to noncontrolling interest owners of WES Operating	(106,666)	(190,081)
Net contributions from (distributions to) Anadarko	456,938	157,264
Above-market component of swap agreements with Anadarko (4)	7,407	28,121
Net cash provided by (used in) financing activities	2,182,290	634,307
Net increase (decrease) in cash and cash equivalents	3,653	(24,271)
Cash and cash equivalents at beginning of period	92,142	79,588
Cash and cash equivalents at end of period	$95,795	$55,317
Supplemental disclosures
Interest paid, net of capitalized interest	$137,686	$56,784
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	141,094	327,777

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the six months ended June 30, 2019 and 2018, includes $11.0 million and $187.9 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the six months ended June 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2019	2018 (1)	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$343,484	$234,512	$670,126	$456,550
Service revenues – product based	634	538	1,986	1,169
Product sales	41,066	54,494	91,509	117,001
Total revenues and other – affiliates	385,184	289,544	763,621	574,720
Revenues and other – third parties
Service revenues – fee based	250,060	197,349	503,392	369,084
Service revenues – product based	16,041	22,124	34,068	44,916
Product sales	33,403	8,821	55,093	29,939
Other	366	240	763	473
Total revenues and other – third parties	299,870	228,534	593,316	444,412
Total revenues and other	685,054	518,078	1,356,937	1,019,132
Equity income, net – affiliates	63,598	49,430	121,590	79,659
Operating expenses
Cost of product (2)	122,877	95,656	236,940	189,974
Operation and maintenance (2)	148,431	112,789	291,260	209,584
General and administrative (2)	28,101	14,901	48,661	29,898
Property and other taxes	14,282	13,750	30,567	28,350
Depreciation and amortization	121,117	88,488	235,063	173,278
Impairments	797	127,184	1,187	127,384
Total operating expenses	435,605	452,768	843,678	758,468
Gain (loss) on divestiture and other, net	(1,061)	170	(1,651)	286
Operating income (loss)	311,986	114,910	633,198	340,609
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(79,472)	(41,937)	(145,103)	(78,889)
Other income (expense), net	(58,482)	1,229	(93,746)	2,011
Income (loss) before income taxes	178,257	78,427	402,799	272,181
Income tax expense (benefit)	1,278	10,304	11,370	21,188
Net income (loss)	176,979	68,123	391,429	250,993
Net income attributable to noncontrolling interest	1,967	2,811	3,821	5,796
Net income (loss) attributable to Western Midstream Operating, LP	$175,012	$65,312	$387,608	$245,197
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$175,012	$65,312	$387,608	$245,197
Pre-acquisition net (income) loss allocated to Anadarko	(163)	(32,604)	(29,279)	(63,126)
General partner interest in net (income) loss (4)	—	(84,176)	—	(167,615)
Common and Class C limited partners’ interest in net income (loss) (4)	174,849	(51,468)	358,329	14,456
Net income (loss) per common unit – basic and diluted (4)	N/A	$(0.32)	N/A	$0.06

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $68.2 million and $124.4 million for the three and six months ended June 30, 2019, respectively, and $38.0 million and $72.8 million for the three and six months ended June 30, 2018, respectively. Operation and maintenance includes charges from affiliates of $32.3 million and $71.5 million for the three and six months ended June 30, 2019, respectively, and $26.8 million and $49.8 million for the three and six months ended June 30, 2018, respectively. General and administrative includes charges from affiliates of $26.4 million and $44.9 million for the three and six months ended June 30, 2019, respectively, and $12.0 million and $24.5 million for the three and six months ended June 30, 2018, respectively. See Note 6.

(3)
Includes affiliate (as defined in Note 1) amounts of $0.02 million and $1.9 million for the three and six months ended June 30, 2019, respectively, and $1.4 million and $2.0 million for the three and six months ended June 30, 2018, respectively. See Note 1 and Note 10.

(4)	See Note 5 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$95,342	$90,448
Accounts receivable, net (2)	220,352	221,373
Other current assets (3)	19,794	26,181
Total current assets	335,488	338,002
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	11,852,158	11,258,773
Less accumulated depreciation	3,058,512	2,848,420
Net property, plant and equipment	8,793,646	8,410,353
Goodwill	445,800	445,800
Other intangible assets	825,399	841,408
Equity investments	1,249,509	1,092,088
Other assets (4)	69,992	67,194
Total assets	$11,979,834	$11,454,845
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$240,568	$443,343
Short-term debt (5)	8,381	—
Accrued ad valorem taxes	30,641	36,986
Accrued liabilities	219,193	127,874
Total current liabilities	498,783	608,203
Long-term liabilities
Long-term debt	7,489,448	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	16,175	280,017
Asset retirement obligations	320,073	300,024
Other liabilities (7)	164,309	132,130
Total long-term liabilities	7,990,005	5,927,045
Total liabilities	8,488,788	6,535,248
Equity and partners’ capital
Common units (318,675,578 and 152,609,285 units issued and outstanding at June 30, 2019, and December 31, 2018, respectively)	3,433,251	2,475,540
Class C units (zero and 14,372,665 units issued and outstanding at June 30, 2019, and December 31, 2018, respectively) (8)	—	791,410
General partner units (zero and 2,583,068 units issued and outstanding at June 30, 2019, and December 31, 2018, respectively) (8)	—	206,862
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,433,251	4,861,830
Noncontrolling interest	57,795	57,767
Total equity and partners’ capital	3,491,046	4,919,597
Total liabilities, equity and partners’ capital	$11,979,834	$11,454,845

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $96.7 million and $72.8 million as of June 30, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $11.1 million and $3.7 million as of June 30, 2019, and December 31, 2018, respectively.

(4)	Other assets includes affiliate amounts of $43.5 million and $42.2 million as of June 30, 2019, and December 31, 2018, respectively.

(5)	As of June 30, 2019, all amounts are considered affiliate. See Note 11.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $75.1 million and $47.8 million as of June 30, 2019, and December 31, 2018, respectively.

(8)
Immediately prior to the closing of the Merger (as defined in Note 1), all outstanding general partner units converted into a non-economic general partner interest in WES Operating and WES Operating common units and all outstanding Class C units converted into WES Operating common units on a one-for-one basis.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018 (1)	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (2)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from affiliates (4)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084
Net income (loss)	163	174,849	—	—	1,967	176,979
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,858)	(1,858)
Distributions to WES Operating unitholders	—	(283,271)	—	—	—	(283,271)
Acquisitions from affiliates (4)	(5,510)	5,510	—	—	—	—
Contributions of equity-based compensation from Anadarko	—	2,765	—	—	—	2,765
Net pre-acquisition contributions from (distributions to) Anadarko	5,347	—	—	—	—	5,347
Balance at June 30, 2019	$—	$3,433,251	$—	$—	$57,795	$3,491,046

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)	The amount allocated to common unitholders represents a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2017 (1)	$1,050,171	$2,950,010	$780,040	$179,232	$61,729	$5,021,182
Cumulative effect of accounting change	629	(41,135)	(3,536)	(696)	958	(43,780)
Net income (loss)	30,522	59,133	6,791	83,439	2,985	182,870
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	—	—	14,282
Amortization of beneficial conversion feature of Class C units	—	(810)	810	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,353)	(3,353)
Distributions to WES Operating unitholders	—	(140,394)	—	(76,192)	—	(216,586)
Contributions of equity-based compensation from Anadarko	—	1,435	—	29	—	1,464
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	—	—	(175)
Other	—	91	—	—	—	91
Balance at March 31, 2018 (1)	$1,145,398	$2,842,612	$784,105	$185,812	$62,319	$5,020,246
Cumulative effect of accounting change	—	27	3	—	—	30
Net income (loss)	32,604	(47,605)	(3,863)	84,176	2,811	68,123
Above-market component of swap agreements with Anadarko (2)	—	13,839	—	—	—	13,839
Amortization of beneficial conversion feature of Class C units	—	(812)	812	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,068)	(3,068)
Distributions to WES Operating unitholders	—	(142,683)	—	(78,450)	—	(221,133)
Contributions of equity-based compensation from Anadarko	—	1,302	—	26	—	1,328
Net pre-acquisition contributions from (distributions to) Anadarko	93,013	—	—	—	—	93,013
Other	—	119	—	—	—	119
Balance at June 30, 2018 (1)	$1,271,015	$2,666,799	$781,057	$191,564	$62,062	$4,972,497

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$391,429	$250,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	235,063	173,278
Impairments	1,187	127,384
Non-cash equity-based compensation expense	4,882	3,017
Deferred income taxes	4,885	48,858
Accretion and amortization of long-term obligations, net	2,827	2,626
Equity income, net – affiliates	(121,590)	(79,659)
Distributions from equity investment earnings – affiliates	115,483	65,525
(Gain) loss on divestiture and other, net	1,651	(286)
(Gain) loss on interest-rate swaps	94,585	—
Lower of cost or market inventory adjustments	169	151
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	2,464	(8,563)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(80,458)	42,088
Change in other items, net	38,069	5,578
Net cash provided by operating activities	690,646	630,990
Cash flows from investing activities
Capital expenditures	(704,425)	(1,112,474)
Acquisitions from affiliates	(2,007,501)	—
Acquisitions from third parties	(93,303)	(161,858)
Investments in equity affiliates	(77,333)	(27,490)
Distributions from equity investments in excess of cumulative earnings – affiliates	17,052	13,632
Proceeds from the sale of assets to third parties	342	286
Net cash used in investing activities	(2,865,168)	(1,287,904)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	2,710,750	1,525,447
Repayments of debt (3)	(439,595)	(630,000)
Increase (decrease) in outstanding checks	(5,662)	(5,357)
Distributions to WES Operating unitholders (4)	(546,629)	(437,719)
Distributions to Chipeta noncontrolling interest owner	(3,793)	(6,421)
Net contributions from (distributions to) Anadarko	456,938	157,264
Above-market component of swap agreements with Anadarko (4)	7,407	28,121
Net cash provided by (used in) financing activities	2,179,416	631,335
Net increase (decrease) in cash and cash equivalents	4,894	(25,579)
Cash and cash equivalents at beginning of period	90,448	78,814
Cash and cash equivalents at end of period	$95,342	$53,235
Supplemental disclosures
Interest paid, net of capitalized interest	$137,452	$56,155
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	141,094	327,777

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the six months ended June 30, 2019 and 2018, includes $11.0 million and $187.9 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the six months ended June 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

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
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a processor of natural gas, the Partnership also buys and sells natural gas, NGLs and condensate on behalf of itself and as agent for its customers under certain of its contracts. The Partnership provides these midstream services for Anadarko, as well as for third-party customers. As of June 30, 2019, the Partnership’s assets and investments consisted of the following:

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

Occidental merger. On May 9, 2019, Anadarko, the indirect general partner and majority unitholder of the Partnership, which is the indirect general partner and majority unitholder of WES Operating, (i) terminated its agreement and plan of merger with Chevron Corporation and (ii) entered into the Agreement and Plan of Merger with Occidental Petroleum Corporation (“Occidental”) and Baseball Merger Sub 1, Inc., pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Occidental in a stock and cash transaction. Occidental’s acquisition by merger of Anadarko (“Occidental Merger”) is subject to Anadarko stockholder approval and other customary closing conditions. Anadarko is holding a special meeting of its stockholders on August 8, 2019, for holders of record as of July 11, 2019, to vote on the proposal necessary to complete the Occidental Merger. Assuming all closing conditions are satisfied, including obtaining the requisite approval from the Anadarko stockholders, Occidental and Anadarko expect the Occidental Merger to close shortly after the special meeting of Anadarko stockholders.

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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership and WES Operating’s 2018 Forms 10-K, as filed with the SEC on February 20, 2019, certain sections of which were recast to reflect the results attributable to AMA (as defined in Note 3) in the Partnership and WES Operating’s Current Reports on Form 8-K, as filed with the SEC on May 17, 2019.

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

Adjustments to previously issued financial statements. The consolidated statements of operations for the three and six months ended June 30, 2018, include adjustments to revenue and cost of product expense of the following amounts: (i) $24.7 million and $39.0 million, respectively, increase in Service revenues - fee based, (ii) $7.3 million and $12.6 million, respectively, increase in Product sales and (iii) $32.0 million and $51.6 million, respectively, increase in Cost of product. During the third quarter of 2018, management determined that under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) adopted on January 1, 2018, the Partnership’s marketing affiliate was acting as its agent in certain product sales transactions on behalf of the Partnership and in performing marketing services on behalf of the Partnership’s customers. The adjustments have no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows or any non-GAAP metric the Partnership uses to evaluate its operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q) and are not considered material to the results of operations for the three and six months ended June 30, 2018.

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method by the Partnership, through its partnership interests in WES Operating as of June 30, 2019 (see Note 8). Because the Partnership owns the entire non-economic general partner interest in and controls WES Operating GP, and the general partner is controlled by Anadarko, each of the Partnership’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of assets from Anadarko, the Partnership is required to recast its financial statements to include the activities of such assets from the date of common control.
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

Leases. The Partnership determines if an arrangement is a lease based on rights and obligations conveyed at inception of a contract. At the commencement date, a lease is classified as either operating or finance, and ROU assets and lease liabilities are recognized based on the present value of future lease payments over the lease term. As the rate implicit in the Partnership’s leases is generally not readily determinable, the Partnership discounts lease liabilities using the Partnership’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included in ROU assets. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Partnership will exercise that option. Leases of 12 months or less are not recognized on the consolidated balance sheets.
Lease cost is generally recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized over the lease term using the effective interest method. Variable lease payments are recognized when the obligation for those payments is incurred.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Revenue from customers
Service revenues – fee based	$593,544	$431,861	$1,173,518	$825,634
Service revenues – product based	16,675	22,662	36,054	46,085
Product sales	74,469	64,687	147,269	149,555
Total revenue from customers	684,688	519,210	1,356,841	1,021,274
Revenue from other than customers
Net gains (losses) on commodity price swap agreements	—	(1,372)	(667)	(2,615)
Other	366	240	763	473
Total revenues and other	$685,054	$518,078	$1,356,937	$1,019,132

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $262.4 million and $214.3 million as of June 30, 2019, and December 31, 2018, respectively.
Contract assets primarily relate to accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed and revenue accrued but not yet billed under cost of service contracts with fixed and variable fees. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2018	$47,621
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(1,574)
Additional estimated revenues recognized	9,951
Balance at June 30, 2019	$55,998

Contract assets at June 30, 2019
Other current assets	$12,501
Other assets	43,497
Total contract assets from contracts with customers	$55,998

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

thousands
Balance at December 31, 2018	$145,624
Cash received or receivable, excluding revenues recognized during the period	28,588
Revenues recognized that were included in the contract liability balance at the beginning of the period	(10,183)
Balance at June 30, 2019	$164,029

Contract liabilities at June 30, 2019
Accrued liabilities	$6,620
Other liabilities	157,409
Total contract liabilities from contracts with customers	$164,029

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019, are reflected in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2019	$380,239
2020	873,259
2021	912,081
2022	962,556
2023	918,095
Thereafter	4,340,666
Total	$8,386,896

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

•
DBM oil system. The DBM oil system consists of (i) a crude oil gathering system, (ii) three central production facilities (“CPFs”), which include ten processing trains with total capacity of 75 MBbls/d, (iii) three storage tanks with total capacity of 30,000 barrels, (iv) a 14-mile crude oil pipeline, and (v) two regional oil treating facilities (“ROTFs”), which include four trains with total capacity of 120 MBbls/d, located in Reeves and Loving Counties, Texas. The ROTFs commenced operation in 2018. The pipeline transports crude oil from the DBM oil system and one third-party CPF into Plains All American Pipeline.

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
The following tables present the impact of AMA on Revenues and other, Equity income, net – affiliates and Net income (loss) as presented in the Partnership and WES Operating’s historical consolidated statements of operations:

	Three Months Ended June 30, 2018
thousands	Partnership Historical (1)	AMA	Eliminations	Combined
Revenues and other	$467,919	$58,686	$(8,527)	$518,078
Equity income, net – affiliates	39,218	10,212	—	49,430
Net income (loss)	34,563	32,604	—	67,167

	Six Months Ended June 30, 2018
thousands	Partnership Historical (1)	AMA	Eliminations	Combined
Revenues and other	$924,721	$110,350	$(15,939)	$1,019,132
Equity income, net – affiliates	59,642	20,017	—	79,659
Net income (loss)	185,051	63,126	—	248,177

	Three Months Ended June 30, 2018
thousands	WES Operating Historical (1)	AMA	Eliminations	Combined
Revenues and other	$467,919	$58,686	$(8,527)	$518,078
Equity income, net – affiliates	39,218	10,212	—	49,430
Net income (loss)	35,519	32,604	—	68,123

	Six Months Ended June 30, 2018
thousands	WES Operating Historical (1)	AMA	Eliminations	Combined
Revenues and other	$924,721	$110,350	$(15,939)	$1,019,132
Equity income, net – affiliates	59,642	20,017	—	79,659
Net income (loss)	187,867	63,126	—	250,993

(1)	See Adjustments to previously issued financial statements within Note 1.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

Whitethorn LLC acquisition. In June 2018, the Partnership acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn LLC, the Partnership shares proportionally in the commercial activities. The Partnership acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 8.

Cactus II acquisition. In June 2018, the Partnership acquired a 15% interest in Cactus II, which will own a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline is under construction and is expected to become operational in late 2019. The Partnership acquired its 15% interest from a third party via an initial net investment of $12.1 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method. See Note 8.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2018 (1)
March 31	$0.56875	$124,518	May 2018
June 30	0.58250	127,531	August 2018
September 30	0.59500	130,268	November 2018
December 31	0.60250	131,910	February 2019
2019
March 31	$0.61000	$276,324	May 2019
June 30 (2)	0.61800	279,959	August 2019

(1)	The 2018 distributions were declared and paid prior to the closing of the Merger.

(2)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the second quarter of 2019 of $0.61800 per unit, or $280.0 million in aggregate. The cash distribution is payable on August 13, 2019, to unitholders of record at the close of business on July 31, 2019.

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

Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning in the first quarter of 2019, WES Operating makes distributions to the Partnership and a subsidiary of Anadarko in respect of their proportionate share of limited partner interests in WES Operating. For the quarter ended March 31, 2019, WES Operating distributed $283.3 million to its limited partners. For the quarter ended June 30, 2019, WES Operating will distribute $288.1 million to its limited partners. See Note 5.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the NYSE under the symbol “WES.” As of June 30, 2019, Anadarko held 251,197,617 common units, representing a 55.5% limited partner interest in the Partnership, and, through its ownership of the general partner, Anadarko indirectly held the entire non-economic general partner interest in the Partnership. The public held 201,811,237 common units, representing a 44.5% limited partner interest in the Partnership.
In February 2019, the Partnership issued common units in connection with the closing of the Merger (see Note 1) as follows:

Partnership common units outstanding prior to the Merger		218,937,797
WES Operating common units outstanding prior to the Merger	152,609,285
WES Operating Class C units outstanding prior to the Merger	14,681,388
Less: WES Operating common units owned by the Partnership	(50,132,046)
WES Operating common units subject to conversion into Partnership common units	117,158,627
Exchange ratio per unit	1.525
Partnership common units issued for WES Operating common units (1)		178,692,081
WES Operating common units issued as part of the AMA acquisition	45,760,201
Less: WES Operating common units retained by a subsidiary of Anadarko	(6,375,284)
WES Operating acquisition common units subject to conversion into Partnership common units	39,384,917
Conversion ratio per unit	1.4056
Partnership common units issued for WES Operating acquisition common units		55,360,984
Partnership common units outstanding at February 28, 2019		452,990,862

(1)	Total Partnership units issued upon consummation of the Merger exceeds the calculation of such units using the exchange ratio due to the rounding convention reflected in the Merger Agreement.

Holdings of WES Operating equity. As of June 30, 2019, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Anadarko, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating interests. The following table summarizes WES Operating’s units issued during the six months ended June 30, 2019:

	Common Units	Class C Units	General Partner Units	Total
Balance at December 31, 2018	152,609,285	14,372,665	2,583,068	169,565,018
PIK Class C units	—	308,723	—	308,723
Conversion of Class C units	14,681,388	(14,681,388)	—	—
IDR and General partner unit conversion	105,624,704	—	(2,583,068)	103,041,636
Units issued as part of the AMA acquisition	45,760,201	—	—	45,760,201
Balance at June 30, 2019 (1)	318,675,578	—	—	318,675,578

(1)
All WES Operating common units that converted into WES common units upon closing of the Merger were canceled and an equivalent amount of the canceled WES Operating common units were issued to WES. See Note 1 for further details on the units issued and converted in connection with the closing of the Merger.

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
The following table illustrates the calculation of WES Operating’s net income (loss) per common unit:

	Three Months Ended June 30,	Six Months Ended June 30,
thousands except per-unit amounts	2018	2018
Net income (loss) attributable to Western Midstream Operating, LP	$65,312	$245,197
Pre-acquisition net (income) loss allocated to Anadarko	(32,604)	(63,126)
General partner interest in net (income) loss	(84,176)	(167,615)
Common and Class C limited partners’ interest in net income (loss)	$(51,468)	$14,456
Net income (loss) allocable to common units (1)	$(48,417)	$9,906
Net income (loss) allocable to Class C units (1)	(3,051)	4,550
Common and Class C limited partners’ interest in net income (loss)	$(51,468)	$14,456
Net income (loss) per unit
Common units – basic and diluted (2)	$(0.32)	$0.06
Weighted-average units outstanding
Common units – basic and diluted	152,604	152,603
Excluded due to anti-dilutive effect:
Class C units (2)	13,649	13,516

(1)	Adjusted to reflect amortization of the beneficial conversion feature.

(2)	The impact of Class C units would be anti-dilutive for the periods presented.

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

Note receivable - Anadarko. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $325.6 million and $279.6 million at June 30, 2019, and December 31, 2018, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

APCWH Note Payable. In June 2017, APCWH entered into an eight-year note payable agreement with Anadarko, which was repaid upon consummation of the Merger. See Note 1 and Note 10.

Commodity price swap agreements. WES Operating had commodity price swap agreements with Anadarko to mitigate exposure to the commodity price risk inherent in its percent-of-proceeds, percent-of-product and keep-whole contracts. Notional volumes for each of the commodity price swap agreements were not specifically defined. Instead, the commodity price swap agreements applied to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore, were not required to be measured at fair value. Net gains (losses) on commodity price swap agreements were zero and $(0.7) million (due to settlement of 2018 activity in 2019) for the three and six months ended June 30, 2019, respectively, and $(1.4) million and $(2.6) million for the three and six months ended June 30, 2018, respectively, and are reported in the consolidated statements of operations as affiliate Product sales. These commodity price swap agreements expired without renewal on December 31, 2018.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 5% and 6% for the three and six months ended June 30, 2019, respectively, and 6% and 7% for the three and six months ended June 30, 2018, respectively. Natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 42% and 41% for the three and six months ended June 30, 2019, respectively, and 39% and 40% for the three and six months ended June 30, 2018, respectively. Crude oil, NGLs and produced water gathering, treating, transportation and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 82% and 83% for the three and six months ended June 30, 2019, respectively, and 82% and 80% for the three and six months ended June 30, 2018, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions included in the Partnership’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Revenues and other (1)	$385,184	$289,544	$763,621	$574,720
Equity income, net – affiliates (1)	63,598	49,430	121,590	79,659
Cost of product (1)	68,225	38,001	124,397	72,820
Operation and maintenance (1)	32,318	26,826	71,459	49,827
General and administrative (2)	26,892	12,262	45,786	24,950
Operating expenses	127,435	77,089	241,642	147,597
Interest income (3)	4,225	4,225	8,450	8,450
Interest expense (4)	20	1,409	1,853	1,986
APCWH Note Payable borrowings (5)	—	81,343	11,000	187,908
Repayment of APCWH Note Payable (5)	—	—	439,595	—
Distributions to Partnership unitholders (6)	153,231	101,571	255,885	199,571
Distributions to WES Operating unitholders (7)	5,667	1,881	8,210	3,731
Above-market component of swap agreements with Anadarko	—	13,839	7,407	28,121

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

(3)	Represents interest income recognized on the note receivable from Anadarko.

(4)	See Note 10.

(5)	See Note 1.

(6)	Represents distributions paid to Anadarko under the partnership agreement of the Partnership (see Note 4 and Note 5).

(7)	Represents distributions paid to other subsidiaries of Anadarko under WES Operating’s partnership agreement (see Note 4 and Note 5).

The following table summarizes affiliate transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
General and administrative (1)	$26,380	$12,044	$44,878	$24,523
Distributions to WES Operating unitholders (2)	283,271	127,204	448,173	251,368

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

(2)
Represents distributions paid to the Partnership and other subsidiaries of Anadarko under WES Operating’s partnership agreement (see Note 4 and Note 5). For the six months ended June 30, 2019, includes distributions to the Partnership and a subsidiary of Anadarko related to the repayment of the WGP RCF (see Note 10).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2019	December 31, 2018
Land	n/a	$8,863	$5,298
Gathering systems – pipelines	30 years	4,938,224	4,764,099
Gathering systems – compressors	15 years	1,839,353	1,712,939
Processing complexes and treating facilities	25 years	2,952,268	2,844,337
Transportation pipeline and equipment	6 to 45 years	172,807	172,558
Produced water disposal systems	20 years	697,949	629,946
Assets under construction	n/a	660,397	604,265
Other	3 to 40 years	582,297	525,331
Total property, plant and equipment		11,852,158	11,258,773
Less accumulated depreciation		3,058,512	2,848,420
Net property, plant and equipment		$8,793,646	$8,410,353

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the six months ended June 30, 2019, the Partnership recognized impairments of $1.2 million.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EQUITY INVESTMENTS

The following table presents the equity investments activity for the six months ended June 30, 2019:

thousands	Balance at December 31, 2018	Acquisitions	Equity income, net	Contributions (1)	Distributions	Distributions in excess of cumulative earnings (2)	Balance at June 30, 2019
Fort Union	$2,259	$—	$(1,093)	$—	$—	$(389)	$777
White Cliffs	43,020	—	5,689	3,925	(5,398)	(1,756)	45,480
Rendezvous	37,841	—	341	—	(1,312)	(1,614)	35,256
Mont Belvieu JV	104,949	—	14,404	—	(14,424)	(1,376)	103,553
TEG	19,358	—	1,847	—	(1,858)	(493)	18,854
TEP	193,198	—	16,322	11,020	(16,785)	—	203,755
FRP	176,436	—	16,251	10,175	(15,483)	—	187,379
Whitethorn LLC	161,858	—	44,921	8,865	(40,359)	(6,359)	168,926
Cactus II	106,360	—	—	34,643	—	—	141,003
Saddlehorn	108,507	—	11,438	1,026	(8,180)	—	112,791
Panola	22,769	—	1,075	—	(1,075)	(553)	22,216
Mi Vida	64,631	—	5,840	—	(6,193)	(2,743)	61,535
Ranch Westex	50,902	—	3,745	—	(5,119)	(1,465)	48,063
Red Bluff Express	—	92,546	810	7,679	(810)	(304)	99,921
Total	$1,092,088	$92,546	$121,590	$77,333	$(116,996)	$(17,052)	$1,249,509

(1)	Includes capitalized interest of $3.1 million related to the construction of the Cactus II pipeline.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Trade receivables, net	$219,924	$221,119	$220,352	$221,328
Other receivables, net	—	45	—	45
Total accounts receivable, net	$219,924	$221,164	$220,352	$221,373

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
NGLs inventory	$3,589	$6,466	$3,589	$6,466
Imbalance receivables	3,117	9,035	3,117	9,035
Prepaid insurance	1,259	1,972	587	1,972
Contract assets	12,501	5,399	12,501	5,399
Other	—	4,184	—	3,309
Total other current assets	$20,466	$27,056	$19,794	$26,181

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Accrued interest expense	$72,309	$70,968	$72,309	$70,959
Short-term asset retirement obligations	24,564	25,938	24,564	25,938
Short-term remediation and reclamation obligations	863	863	863	863
Income taxes payable	1,319	384	1,319	384
Contract liabilities	6,620	16,235	6,620	16,235
Other (1)	114,051	14,760	113,518	13,495
Total accrued liabilities	$219,726	$129,148	$219,193	$127,874

(1)
Includes amounts related to WES Operating’s interest-rate swaps as of June 30, 2019 and December 31, 2018 (see Note 10). Includes lease liabilities related to the implementation of ASU 2016-02, Leases (Topic 842) as of June 30, 2019 (see Note 1).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all existing debt, excluding the WGP RCF, and is expected to be the borrower for all future debt. The following table presents the outstanding debt:

	June 30, 2019			December 31, 2018
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
Finance lease liabilities (2)	8,381	8,381	8,381	—	—	—
Total short-term debt	$8,381	$8,381	$8,381	$28,000	$28,000	$28,000

Long-term debt
5.375% Senior Notes due 2021	$500,000	$497,556	$520,144	$500,000	$496,959	$515,990
4.000% Senior Notes due 2022	670,000	669,198	679,819	670,000	669,078	662,109
3.950% Senior Notes due 2025	500,000	493,329	496,725	500,000	492,837	466,135
4.650% Senior Notes due 2026	500,000	495,951	507,915	500,000	495,710	483,994
4.500% Senior Notes due 2028	400,000	394,869	400,317	400,000	394,631	377,475
4.750% Senior Notes due 2028	400,000	396,014	407,229	400,000	395,841	384,370
5.450% Senior Notes due 2044	600,000	593,408	565,879	600,000	593,349	522,386
5.300% Senior Notes due 2048	700,000	686,744	650,938	700,000	686,648	605,327
5.500% Senior Notes due 2048	350,000	342,379	335,567	350,000	342,328	311,536
RCF	920,000	920,000	920,000	220,000	220,000	220,000
Term loan facility	2,000,000	2,000,000	2,000,000	—	—	—
APCWH Note Payable	—	—	—	427,493	427,493	427,493
Total long-term debt	$7,540,000	$7,489,448	$7,484,533	$5,267,493	$5,214,874	$4,976,815

(1)	Fair value is measured using the market approach and Level 2 inputs.

(2)	Amounts are considered affiliate. See Note 11.

Debt activity. The following table presents the debt activity for the six months ended June 30, 2019:

thousands	Carrying Value
Balance at December 31, 2018	$5,242,874
RCF borrowings	700,000
Term loan facility borrowings	2,000,000
APCWH Note Payable borrowings	11,000
Finance lease liabilities	8,381
Repayment of WGP RCF borrowings	(28,000)
Repayment of APCWH Note Payable	(439,595)
Other	3,169
Balance at June 30, 2019	$7,497,829

WES Operating Senior Notes. At June 30, 2019, WES Operating was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of June 30, 2019, there was $920.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.1 billion available borrowing capacity under the RCF. As of June 30, 2019 and 2018, the interest rate on any outstanding RCF borrowings was 3.71% and 3.39%, respectively. The facility fee rate was 0.20% at June 30, 2019 and 2018. At June 30, 2019, WES Operating was in compliance with all covenants under the RCF.

Term loan facility. In December 2018, WES Operating entered into a $2.0 billion 364-day senior unsecured credit facility (the “Term loan facility”), the proceeds of which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). The Term loan facility bears interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the Term loan facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES Operating’s senior unsecured debt rating. Net cash proceeds received from future asset sales and debt or equity offerings must be used to repay amounts outstanding under the facility.
In July 2019, WES Operating entered into an amendment to the Term loan facility to (i) extend the maturity date from February 2020 to December 2020, (ii) increase the commitments available under the Term loan facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which may be drawn by WES Operating on or before September 30, 2019, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the Term loan facility to allow for a $1.0 billion carve out of debt offering proceeds.
As of June 30, 2019, there was $2.0 billion in outstanding borrowings under the Term loan facility. As of June 30, 2019, the interest rate on outstanding Term loan facility borrowings was 3.78% and WES Operating was in compliance with all covenants under the Term loan facility.

All of WES Operating’s notes and obligations under the RCF and Term loan facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and Term loan facility.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems, which were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, and accrued interest, which was payable upon maturity, at the applicable mid-term federal rate based on a quarterly compounding basis as determined by the U.S. Secretary of the Treasury. As of June 30, 2018, the interest rate on the outstanding borrowings was 2.83%. The APCWH Note Payable was repaid upon the consummation of the Merger. See Note 1.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million and $375.0 million, respectively, to manage interest rate risk associated with anticipated 2019 debt issuances. Pursuant to these swap agreements, a floating interest rate indexed to the three-month LIBOR was exchanged for a fixed interest rate. Depending on market conditions, liability management actions or other factors, WES Operating may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding as of June 30, 2019:

Notional Principal Amount	Reference Period	Mandatory Termination Date	Weighted-Average Interest Rate
$375.0 million	December 2019 - 2024	December 2019	2.662%
$375.0 million	December 2019 - 2029	December 2019	2.802%
$375.0 million	December 2019 - 2049	December 2019	2.885%

The Partnership does not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the three and six months ended June 30, 2019, non-cash losses of $59.0 million and $94.6 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations.
Valuation of the interest-rate swaps is based on similar transactions observable in active markets and industry standard models that primarily rely on market-observable inputs. Inputs used to estimate fair value in industry standard models are categorized as Level 2 inputs, because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. Inputs used to estimate the fair value include market price curves, contract terms and prices, and credit risk adjustments. The fair value of the interest-rate swaps was a liability of $102.6 million and $8.0 million at June 30, 2019, and December 31, 2018, respectively, which is reported in Accrued liabilities on the consolidated balance sheets.

Credit risk considerations. Over-the-counter traded swaps expose the Partnership to counterparty credit risk. The Partnership monitors the creditworthiness of its counterparties, establishes credit limits according to credit policies and guidelines, and assesses the impact on the fair value of its counterparties’ creditworthiness. Under certain circumstances, the Partnership has the ability to require cash collateral or letters of credit to mitigate its credit risk exposure. The interest-rate swaps are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Partnership’s obligations depending on certain credit risk related provisions. Specifically, collateral may be required to be posted with respect to the interest-rate swaps if WES Operating’s credit ratings decline below current levels, the liability associated with the swaps increases substantially or certain credit event of default provisions occur. For example, based on the derivative positions as of June 30, 2019, if WES Operating’s credit ratings from both Standard and Poor’s and Moody’s Investors Service were below the investment grade thresholds of BBB- and Baa3, respectively, collateral would be required to be posted of up to approximately $44.0 million as of June 30, 2019. The aggregate fair value of interest-rate swaps with credit risk related contingent features for which a net liability position existed was $82.3 million and $5.7 million at June 30, 2019, and December 31, 2018, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Third parties
Long-term and short-term debt	$(82,624)	$(48,671)	$(149,720)	$(90,207)
Amortization of debt issuance costs and commitment fees	(3,170)	(2,037)	(6,322)	(4,901)
Capitalized interest	6,342	9,872	12,547	16,834
Total interest expense – third parties	(79,452)	(40,836)	(143,495)	(78,274)
Affiliates
APCWH Note Payable	—	(1,409)	(1,833)	(1,986)
Finance lease liabilities	(20)	—	(20)	—
Total interest expense – affiliates	(20)	(1,409)	(1,853)	(1,986)
Interest expense	$(79,472)	$(42,245)	$(145,348)	$(80,260)

11. LEASES

Anadarko, on behalf of the Partnership, has entered into operating leases that extend through 2028 for corporate offices, shared field offices, and equipment supporting the Partnership’s operations, for which Anadarko charges the Partnership rent. The Partnership has also subleased equipment from Anadarko with finance leases extending through April 2020.
The following table summarizes information related to the Partnership’s leases at June 30, 2019:

thousands except lease term and discount rate	Operating Leases	Finance Leases
Assets
Other assets	$6,923	$—
Net property, plant and equipment	—	8,374
Total lease assets (1)	$6,923	$8,374

Liabilities
Accrued liabilities	$4,515	$—
Short-term debt	—	8,381
Other liabilities	3,302	—
Total lease liabilities (1)	$7,817	$8,381

Weighted-average remaining lease term (years)	4	1
Weighted-average discount rate	4.6%	2.9%

(1)	Includes additions to ROU assets and lease liabilities of $8.5 million related to finance leases for the six months ended June 30, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. LEASES (CONTINUED)

Lease expense charged to the Partnership was $12.9 million and $26.7 million for the three and six months ended June 30, 2018, respectively. The following table summarizes the Partnership’s lease cost for the periods presented below:

thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,923	$3,837
Variable lease cost	102	119
Sublease income	(103)	(207)
Finance lease cost
Amortization of ROU assets	80	80
Interest on lease liabilities	20	20
Total lease cost	$2,022	$3,849

The following table summarizes cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019:

thousands	Operating Leases
Operating cash flows	$3,929

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at June 30, 2019:

thousands	Operating Leases	Finance Leases
Remainder of 2019	$3,114	$625
2020	1,969	7,934
2021	612	—
2022	618	—
2023	625	—
Thereafter	1,658	—
Total lease payments	8,596	8,559
Less portion representing imputed interest	779	178
Total lease liabilities	$7,817	$8,381

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, in which WES Operating is fully consolidated, which are included under Part I, Item 1 of this quarterly report, as well as the historical consolidated financial statements, and the notes thereto of WES and WES Operating, which are included under Part II, Item 8 of the 2018 Forms 10-K as filed with the SEC on February 20, 2019, certain sections of which were recast to reflect the results attributable to AMA in WES and WES Operating’s Current Reports on Form 8-K, as filed with the SEC on May 17, 2019.

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

•	the completion of the proposed merger transaction between Occidental and Anadarko; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the WES and WES Operating 2018 Forms 10-K, certain sections of which were recast to reflect the results attributable to AMA in the WES and WES Operating Current Reports on Form 8-K, as filed with the SEC on May 17, 2019, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

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
We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania, Texas and New Mexico. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. In addition, in our capacity as a processor of natural gas, we also buy and sell natural gas, NGLs and condensate on behalf of ourselves and as agent for our customers under certain of our contracts. We provide these midstream services for Anadarko, as well as for third-party customers. As of June 30, 2019, our assets and investments consisted of the following:

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

Significant financial and operational events during the six months ended June 30, 2019, included the following:

•
We raised our distribution to $0.61800 per unit for the second quarter of 2019, representing a 1% increase over the distribution for the first quarter of 2019 and a 6% increase over the distribution for the second quarter of 2018.

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

•
Throughput attributable to Western Midstream Partners, LP for natural gas assets totaled 4,276 MMcf/d and 4,238 MMcf/d for the three and six months ended June 30, 2019, respectively, representing a 10% and 11% increase, respectively, compared to the same periods in 2018.

•
Throughput attributable to Western Midstream Partners, LP for crude oil, NGLs and produced water assets totaled 1,105 MBbls/d and 1,104 MBbls/d for the three and six months ended June 30, 2019, respectively, representing an 84% and 102% increase, respectively, compared to the same periods in 2018.

•
Operating income (loss) was $310.1 million and $629.0 million for the three and six months ended June 30, 2019, respectively, representing a 171% and 85% increase, respectively, compared to the same periods in 2018.

•
Adjusted gross margin for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.06 per Mcf and $1.08 per Mcf for the three and six months ended June 30, 2019, respectively, representing a 12% and 11% increase, respectively, compared to the same periods in 2018.

•
Adjusted gross margin for crude oil, NGLs and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.83 per Bbl and $1.80 per Bbl for the three and six months ended June 30, 2019, respectively, representing a 6% and 1% increase, respectively, compared to the same periods in 2018.

The following tables provide additional information on throughput for the periods presented below:

	Three Months Ended June 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,179	1,044	13%	141	128	10%	515	99	420%
DJ Basin	1,266	1,119	13%	112	108	4%	—	—	—%
Equity investments	402	296	36%	310	219	42%	—	—	—%
Other	1,607	1,620	(1)%	50	57	(12)%	—	—	—%
Total throughput	4,454	4,079	9%	613	512	20%	515	99	420%

	Six Months Ended June 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,178	982	20%	143	120	19%	516	89	480%
DJ Basin	1,262	1,113	13%	107	105	2%	—	—	—%
Equity investments	390	295	32%	308	187	65%	—	—	—%
Other	1,585	1,602	(1)%	53	57	(7)%	—	—	—%
Total throughput	4,415	3,992	11%	611	469	30%	516	89	480%

Occidental merger. On May 9, 2019, Anadarko, the indirect general partner and majority unitholder of WES, which is the indirect general partner and majority unitholder of WES Operating, (i) terminated its agreement and plan of merger with Chevron Corporation and (ii) entered into the Occidental Merger Agreement pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Occidental in a stock and cash transaction. The Occidental Merger is subject to Anadarko stockholder approval and other customary closing conditions. Anadarko is holding a special meeting of its stockholders on August 8, 2019, for holders of record as of July 11, 2019, to vote on the proposal necessary to complete the Occidental Merger. Assuming all closing conditions are satisfied, including obtaining the requisite approval from the Anadarko stockholders, Occidental and Anadarko expect the Occidental Merger to close shortly after the special meeting of Anadarko stockholders.

ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko. See Note 1—Description of Business and Basis of Presentation and Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Red Bluff Express acquisition. In January 2019, we acquired a 30% interest in Red Bluff Express, which owns a natural gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas to the WAHA hub in Pecos County, Texas. We acquired our 30% interest from a third party via an initial net investment of $92.5 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method.

Whitethorn LLC acquisition. In June 2018, we acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with our investment in Whitethorn LLC, we share proportionally in the commercial activities. We acquired our 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method.

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

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method by us, through our partnership interests in WES Operating as of June 30, 2019 (see Note 8—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Because we own the entire non-economic general partner interest in and control WES Operating GP, and our general partner is controlled by Anadarko, each acquisition of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us. Further, after an acquisition of assets from Anadarko, we are required to recast our financial statements to include the activities of such assets from the date of common control.
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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Total revenues and other (1)	$685,054	$518,078	$1,356,937	$1,019,132
Equity income, net – affiliates	63,598	49,430	121,590	79,659
Total operating expenses (1)	437,531	453,464	847,888	759,996
Gain (loss) on divestiture and other, net	(1,061)	170	(1,651)	286
Operating income (loss)	310,060	114,214	628,988	339,081
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(79,472)	(42,245)	(145,348)	(80,260)
Other income (expense), net	(58,477)	1,277	(93,683)	2,094
Income (loss) before income taxes	176,336	77,471	398,407	269,365
Income tax (benefit) expense	1,278	10,304	11,370	21,188
Net income (loss)	175,058	67,167	387,037	248,177
Net income attributable to noncontrolling interests	5,464	(33,017)	98,783	16,466
Net income (loss) attributable to Western Midstream Partners, LP (2)	$169,594	$100,184	$288,254	$231,711
Key performance metrics (3)
Adjusted gross margin	$596,476	$430,873	$1,184,170	$849,707
Adjusted EBITDA	432,920	311,144	861,250	623,284
Distributable cash flow	335,485	249,121	675,653	513,209

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2019” refer to the comparison of the three months ended June 30, 2019, to the three months ended June 30, 2018; any increases or decreases “for the six months ended June 30, 2019” refer to the comparison of the six months ended June 30, 2019, to the six months ended June 30, 2018; and any increases or decreases “for the three and six months ended June 30, 2019” refer to the comparison of these 2019 periods to the corresponding three and six month periods ended June 30, 2018.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	528	540	(2)%	527	524	1%
Processing	3,524	3,243	9%	3,498	3,173	10%
Equity investment (1)	402	296	36%	390	295	32%
Total throughput for natural gas assets	4,454	4,079	9%	4,415	3,992	11%
Throughput attributable to noncontrolling interests for natural gas assets (2)	178	174	2%	177	173	2%
Total throughput attributable to Western Midstream Partners, LP for natural gas assets	4,276	3,905	10%	4,238	3,819	11%
Throughput for crude oil, NGLs and produced water assets (MBbls/d)
Gathering, treating, transportation and disposal	817	392	108%	819	371	121%
Equity investment (3)	311	219	42%	308	187	65%
Total throughput for crude oil, NGLs and produced water assets	1,128	611	85%	1,127	558	102%
Throughput attributable to noncontrolling interests for crude oil, NGLs and produced water assets (2)	23	12	92%	23	11	109%
Total throughput attributable to Western Midstream Partners, LP for crude oil, NGLs and produced water assets	1,105	599	84%	1,104	547	102%

(1)
Represents the 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.

(2)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of June 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Represents the 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEG, TEP, Whitethorn and Saddlehorn throughput, 33.33% share of average FRP throughput and 15% share of average Panola throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 12 MMcf/d for the three months ended June 30, 2019, primarily due to production declines in the areas around the Springfield gas gathering system and Bison facility. These decreases were partially offset by increased production in the areas around the Marcellus Interest systems.
Gathering, treating and transportation throughput increased by 3 MMcf/d for the six months ended June 30, 2019, primarily due to (i) increased production in the areas around the Marcellus Interest systems and (ii) volumes from the Bison facility being taken to a third-party treater in the first quarter of 2018 and a new contract effective April 2018, partially offset by production declines in the area. These increases were partially offset by lower throughput at the Springfield gas gathering system due to production declines in the area.
Processing throughput increased by 281 MMcf/d for the three months ended June 30, 2019, primarily due to (i) increased production in the areas around the DJ Basin and West Texas complexes, (ii) the start-up of Mentone Trains I and II at the West Texas complex in November 2018 and March 2019, respectively, and (iii) increased production in the areas around the Granger complex. These increases were partially offset by lower throughput at the Granger straddle plant.

Processing throughput increased by 325 MMcf/d for the six months ended June 30, 2019, primarily due to (i) increased production in the areas around the West Texas and DJ Basin complexes and (ii) the start-up of Mentone Trains I and II at the West Texas complex in November 2018 and March 2019, respectively. These increases were partially offset by lower throughput at the Chipeta complex due to production declines in the area.
Equity investment throughput increased by 106 MMcf/d and 95 MMcf/d for the three and six months ended June 30, 2019, respectively, primarily due to the acquisition of the interest in Red Bluff Express in January 2019, partially offset by decreased throughput at the Mi Vida and Ranch Westex plants due to affiliate volumes being processed at the West Texas complex following the start-up of Mentone Trains I and II in November 2018 and March 2019, respectively. In addition, for the six months ended June 30, 2019, the increase in equity investment throughput was partially offset by lower volumes at the Rendezvous system due to downtime at the Granger complex in the first quarter of 2019.

Crude oil, NGLs and produced water assets

Gathering, treating, transportation and disposal throughput increased by 425 MBbls/d and 448 MBbls/d for the three and six months ended June 30, 2019, respectively, primarily due to (i) increased throughput at the DBM water systems due to the new water disposal systems that commenced operation during the third and fourth quarters of 2018 and (ii) increased throughput at the DBM oil system due to the ROTFs that commenced operation in the second quarter of 2018 and increased production in the area.
Equity investment throughput increased by 92 MBbls/d and 121 MBbls/d for the three and six months ended June 30, 2019, respectively, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and (ii) increased volumes at the Saddlehorn pipeline due to increased production in the DJ Basin area and a new tariff structure beginning in the second quarter of 2019. For the three months ended June 30, 2019, these increases were partially offset by lower volumes on TEP due to the start-up of a third-party NGLs pipeline in the first quarter of 2019.

Service Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Service revenues – fee based	$593,544	$431,861	37%	$1,173,518	$825,634	42%
Service revenues – product based	16,675	22,662	(26)%	36,054	46,085	(22)%
Total service revenues	$610,219	$454,523	34%	$1,209,572	$871,719	39%

Service revenues – fee based increased by $161.7 million for the three months ended June 30, 2019, primarily due to increases of (i) $73.3 million and $24.4 million at the West Texas and DJ Basin complexes, respectively, due to increased throughput, (ii) $35.6 million at the DBM water systems due to increased throughput and new gathering and disposal agreements effective July 1, 2018, (iii) $13.7 million at the DJ Basin oil system due to increased throughput and a higher gathering fee due to a cost of service rate adjustment in the fourth quarter of 2018, and (iv) $13.4 million at the DBM oil system due to increased throughput and a higher average gathering fee due to a new agreement effective May 2018.
Service revenues – fee based increased by $347.9 million for the six months ended June 30, 2019, primarily due to increases of (i) $164.2 million and $50.9 million at the West Texas and DJ Basin complexes, respectively, due to increased throughput, (ii) $72.0 million at the DBM water systems due to increased throughput and new gathering and disposal agreements effective July 1, 2018, (iii) $31.4 million at the DBM oil system due to increased throughput and a higher average gathering fee due to a new agreement effective May 2018, and (iv) $27.3 million at the DJ Basin oil system due to increased throughput and a higher gathering fee due to a cost of service rate adjustment in the fourth quarter of 2018.
Service revenues – product based decreased by $6.0 million and $10.0 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) a contract termination at the West Texas complex in the first quarter of 2019 and (ii) decreased throughput at the Chipeta complex.

Product Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Natural gas sales (1)	$8,227	$12,225	(33)%	$35,551	$42,062	(15)%
NGLs sales (1)	66,242	51,090	30%	111,051	104,878	6%
Total Product sales	$74,469	$63,315	18%	$146,602	$146,940	—%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$1.13	$1.99	(43)%	$1.77	$2.24	(21)%
NGLs (per Bbl)	20.92	32.12	(35)%	23.09	31.11	(26)%

(1)
For the three and six months ended June 30, 2018, includes the effects of commodity price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Natural gas sales decreased by $4.0 million for the three months ended June 30, 2019, primarily due to a decrease of $12.6 million at the West Texas complex due to a decrease in average price and volumes sold. This decrease was partially offset by an increase of $8.7 million at the Hilight system primarily due to the reversal of an accrual for anticipated costs recorded in 2018 associated with the shutdown of the Kitty Draw gathering system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Natural gas sales decreased by $6.5 million for the six months ended June 30, 2019, primarily due to a decrease of $21.7 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes sold. This decrease was partially offset by an increase of $13.5 million at the Hilight system primarily due to the reversal of an accrual for anticipated costs recorded in 2018 associated with the shutdown of the Kitty Draw gathering system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
NGLs sales increased by $15.2 million for the three months ended June 30, 2019, primarily due to increases of $12.2 million and $4.9 million at the West Texas and DJ Basin complexes, respectively, due to increases in volumes sold, partially offset by decreases in average prices.
NGLs sales increased by $6.2 million for the six months ended June 30, 2019, primarily due to an increase of $15.1 million at the DJ Basin complex due to an increase in volumes sold, partially offset by a decrease in average price. This increase was partially offset by decreases of (i) $4.9 million at the West Texas complex due to a decrease in volumes sold, (ii) $3.4 million at the Granger complex due to a decrease in average price, partially offset by an increase in volumes sold, and (iii) $3.1 million at the MGR assets due to a decrease in volumes sold and the expiration of the commodity price swap agreements in December 2018.

Equity Income, Net – Affiliates

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Equity income, net – affiliates	$63,598	$49,430	29%	$121,590	$79,659	53%

Equity income, net – affiliates increased by $14.2 million and $41.9 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and (ii) increased volumes at FRP and the Saddlehorn pipeline. These increases were partially offset by decreases in deficiency fees at TEP.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
NGLs purchases	$95,856	$74,039	29%	$175,675	$134,560	31%
Residue purchases	17,980	24,436	(26)%	51,620	56,574	(9)%
Other	9,041	(2,819)	NM	9,645	(1,160)	NM
Cost of product	122,877	95,656	28%	236,940	189,974	25%
Operation and maintenance	148,431	112,789	32%	291,260	209,584	39%
Total Cost of product and Operation and maintenance expenses	$271,308	$208,445	30%	$528,200	$399,558	32%

NM—Not Meaningful

NGL purchases increased by $21.8 million and $41.1 million for the three and six months ended June 30, 2019, respectively, primarily due to increases of (i) $21.8 million and $40.3 million, respectively, at the West Texas complex due to an increase in volumes purchased, partially offset by a decrease in average price, and (ii) $4.2 million and $9.3 million, respectively, at the DJ Basin complex due to an increase in volumes purchased, partially offset by a decrease in average price. These increases were partially offset by decreases of (i) $3.7 million and $5.3 million, respectively, at the Granger complex due to a decrease in average price, partially offset by an increase in volumes purchased, and (ii) $2.5 million and $4.9 million, respectively, at the MGR assets due to a decrease in average price and volumes purchased.
Residue purchases decreased by $6.5 million for the three months ended June 30, 2019, primarily due to a decrease of $7.2 million at the West Texas complex due to a decrease in average price and volumes purchased.
Residue purchases decreased by $5.0 million for the six months ended June 30, 2019, primarily due to a decrease of $10.0 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes purchased. This decrease was partially offset by an increase of $5.7 million at the DJ Basin complex due to an increase in average price and volumes purchased.
Other items increased by $11.9 million and $10.8 million for the three and six months ended June 30, 2019, respectively, primarily due to increases of (i) $8.1 million and $2.9 million, respectively, from changes in imbalance positions at the West Texas complex and (ii) $2.7 million and $4.0 million, respectively, at the DJ Basin complex due to an increase in volumes purchased. In addition, for the six months ended June 30, 2019, other items increased by $2.7 million at the Granger complex due to fees related to the adoption of Revenue from Contracts with Customers (Topic 606) recorded beginning in the third quarter of 2018.
Operation and maintenance expense increased by $35.6 million for the three months ended June 30, 2019, primarily due to increases of (i) $13.3 million at the DBM water systems due to the new water disposal systems that commenced operation during the third and fourth quarters of 2018, (ii) $12.9 million and $4.8 million at the West Texas complex and DBM oil system, respectively, due to increases in surface maintenance and plant repairs, salaries and wages, and utilities expense, and (iii) $2.3 million at the DJ Basin complex due to increases in utilities expense.
Operation and maintenance expense increased by $81.7 million for the six months ended June 30, 2019, primarily due to increases of (i) $29.3 million and $12.1 million at the West Texas complex and DBM oil system, respectively, due to increases in salaries and wages, surface maintenance and plant repairs, and utilities expense, (ii) $27.8 million at the DBM water systems due to the new water disposal systems that commenced operation during the third and fourth quarters of 2018, and (iii) $7.7 million at the DJ Basin complex due to increases in utilities expense and contract labor and consulting services.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
General and administrative	$30,027	$15,597	93%	$52,871	$31,426	68%
Property and other taxes	14,282	13,750	4%	30,567	28,350	8%
Depreciation and amortization	121,117	88,488	37%	235,063	173,278	36%
Impairments	797	127,184	(99)%	1,187	127,384	(99)%
Total other operating expenses	$166,223	$245,019	(32)%	$319,688	$360,438	(11)%

General and administrative expenses increased by $14.4 million and $21.4 million for the three and six months ended June 30, 2019, respectively, primarily due to personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $2.2 million for the six months ended June 30, 2019, primarily due to ad valorem tax increases at the West Texas complex.
Depreciation and amortization expense increased by $32.6 million and $61.8 million for the three and six months ended June 30, 2019, respectively, primarily due to increases of (i) $11.5 million and $22.7 million, respectively, at the West Texas complex, (ii) $8.5 million and $15.0 million, respectively, at the DBM water systems, (iii) $5.9 million and $10.3 million, respectively, at the DJ Basin complex, and (iv) $4.6 million and $9.8 million, respectively, at the DBM oil system, all due to capital projects being placed into service. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.
Impairment expense for the three and six months ended June 30, 2018, was primarily due to impairments of $120.8 million at the Third Creek gathering system and $6.4 million at the Kitty Draw gathering system. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Third parties
Long-term debt	$(82,624)	$(48,671)	70%	$(149,720)	$(90,207)	66%
Amortization of debt issuance costs and commitment fees	(3,170)	(2,037)	56%	(6,322)	(4,901)	29%
Capitalized interest	6,342	9,872	(36)%	12,547	16,834	(25)%
Affiliates
APCWH Note Payable	—	(1,409)	(100)%	(1,833)	(1,986)	(8)%
Finance lease liabilities	(20)	—	NM	(20)	—	NM
Interest expense	$(79,472)	$(42,245)	88%	$(145,348)	$(80,260)	81%

Interest expense increased by $37.2 million and $65.1 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) $26.9 million and $35.9 million, respectively, of interest incurred on the Term loan facility and higher outstanding borrowings on the RCF in 2019, and (ii) $9.7 million and $19.3 million, respectively, of interest incurred on the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 that were issued in August 2018. In addition, for the six months ended June 30, 2019, interest expense increased due to $9.5 million of interest incurred on the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 that were issued in March 2018.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Other income (expense), net	$(58,477)	$1,277	NM	$(93,683)	$2,094	NM

Other income (expense), net decreased by $59.8 million and $95.8 million for the three and six months ended June 30, 2019, respectively, primarily due to non-cash losses of $59.0 million and $94.6 million, respectively, on interest-rate swaps resulting from a decrease in benchmark interest rates. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Income (loss) before income taxes	$176,336	$77,471	128%	$398,407	$269,365	48%
Income tax (benefit) expense	1,278	10,304	(88)%	11,370	21,188	(46)%
Effective tax rate	1%	13%		3%	8%

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
Income attributable to the AMA assets prior to and including February 2019 was subject to federal and state income tax. Income earned on the AMA assets for periods subsequent to February 2019 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$412,494	$336,440	23%	$824,922	$672,054	23%
Adjusted gross margin for crude oil, NGLs and produced water assets (2)	183,982	94,433	95%	359,248	177,653	102%
Adjusted gross margin (3)	596,476	430,873	38%	1,184,170	849,707	39%
Adjusted gross margin per Mcf for natural gas assets (4)	1.06	0.95	12%	1.08	0.97	11%
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets (5)	1.83	1.73	6%	1.80	1.79	1%
Adjusted EBITDA (3)	432,920	311,144	39%	861,250	623,284	38%
Distributable cash flow (3)	335,485	249,121	35%	675,653	513,209	32%

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
Adjusted gross margin increased by $165.6 million and $334.5 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes, (ii) the start-up of the new water disposal systems during the third and fourth quarters of 2018, (iii) the acquisition of the interest in Whitethorn LLC in June 2018, (iv) increased throughput and a higher gathering fee due to a cost of service rate adjustment in the fourth quarter of 2018 at the DJ Basin oil system, and (v) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets.
Adjusted gross margin per Mcf for natural gas assets increased by $0.11 for the three and six months ended June 30, 2019, primarily due to (i) a cost of service rate adjustment at the Springfield gas gathering system in the fourth quarter of 2018 and (ii) increased throughput at the West Texas complex, which has a higher-than-average margin as compared to our other natural gas assets.
Adjusted gross margin per Bbl for crude oil, NGLs and produced water assets increased by $0.10 for the three months ended June 30, 2019, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018, (ii) increased throughput and a higher gathering fee due to a cost of service rate adjustment in the fourth quarter of 2018 at the DJ Basin oil system, and (iii) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system. These increases were partially offset by increased throughput at the DBM water systems, which has a lower margin per Bbl than our other crude oil and NGLs assets.

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

Adjusted EBITDA increased by $121.8 million and $238.0 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) increases of $167.0 million and $337.8 million, respectively, in total revenues and other and (ii) increases of $31.8 million and $53.4 million, respectively, in distributions from equity investments. These amounts were partially offset by (i) increases of $35.6 million and $81.7 million, respectively, in operation and maintenance expenses, (ii) increases of $27.1 million and $46.9 million, respectively, in cost of product (net of lower of cost or market inventory adjustments), and (iii) increases of $12.1 million and $19.5 million, respectively, in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Distributable cash flow increased by $86.4 million and $162.4 million for the three and six months ended June 30, 2019, respectively, primarily due to (i) increases of $121.8 million and $238.0 million, respectively, in Adjusted EBITDA and (ii) $13.6 million and $21.3 million, respectively, of customer billings in excess of the amount recognized as Service revenues - fee based. These amounts were partially offset by (i) increases of $33.7 million and $60.8 million, respectively, in net cash paid for interest expense, (ii) decreases of $13.8 million and $20.7 million, respectively, in the above-market component of the swap agreements with Anadarko, and (iii) increases of $2.2 million and $16.7 million, respectively, in cash paid for maintenance capital expenditures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$310,060	$114,214	$628,988	$339,081
Add:
Distributions from equity investments	70,522	38,731	132,535	79,157
Operation and maintenance	148,431	112,789	291,260	209,584
General and administrative	30,027	15,597	52,871	31,426
Property and other taxes	14,282	13,750	30,567	28,350
Depreciation and amortization	121,117	88,488	235,063	173,278
Impairments	797	127,184	1,187	127,384
Less:
Gain (loss) on divestiture and other, net	(1,061)	170	(1,651)	286
Equity income, net – affiliates	63,598	49,430	121,590	79,659
Reimbursed electricity-related charges recorded as revenues	20,189	17,262	36,778	32,719
Adjusted gross margin attributable to noncontrolling interests (1)	16,034	13,018	31,584	25,889
Adjusted gross margin	$596,476	$430,873	$1,184,170	$849,707
Adjusted gross margin for natural gas assets	$412,494	$336,440	$824,922	$672,054
Adjusted gross margin for crude oil, NGLs and produced water assets	183,982	94,433	359,248	177,653

(1)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of June 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$175,058	$67,167	$387,037	$248,177
Add:
Distributions from equity investments	70,522	38,731	132,535	79,157
Non-cash equity-based compensation expense	4,343	2,000	6,141	4,152
Interest expense	79,472	42,245	145,348	80,260
Income tax expense	1,278	10,304	11,370	21,188
Depreciation and amortization	121,117	88,488	235,063	173,278
Impairments	797	127,184	1,187	127,384
Other expense	58,639	8	93,852	151
Less:
Gain (loss) on divestiture and other, net	(1,061)	170	(1,651)	286
Equity income, net – affiliates	63,598	49,430	121,590	79,659
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income	—	1,277	—	2,094
Adjusted EBITDA attributable to noncontrolling interests (1)	11,544	9,881	22,894	19,974
Adjusted EBITDA	$432,920	$311,144	$861,250	$623,284
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$343,458	$329,175	$686,531	$629,326
Interest (income) expense, net	75,247	38,020	136,898	71,810
Uncontributed cash-based compensation awards	1,218	465	648	987
Accretion and amortization of long-term obligations, net	(1,337)	(1,273)	(2,848)	(3,376)
Current income tax (benefit) expense	458	(14,335)	6,485	(27,670)
Other (income) expense, net (2)	(470)	(1,277)	(902)	(2,094)
Distributions from equity investments in excess of cumulative earnings – affiliates	9,260	4,782	17,052	13,632
Changes in assets and liabilities:
Accounts receivable, net	6,818	(21,060)	(2,668)	8,572
Accounts and imbalance payables and accrued liabilities, net	25,669	(13,136)	81,198	(42,040)
Other items, net	(15,857)	(336)	(38,250)	(5,889)
Adjusted EBITDA attributable to noncontrolling interests (1)	(11,544)	(9,881)	(22,894)	(19,974)
Adjusted EBITDA	$432,920	$311,144	$861,250	$623,284
Cash flow information
Net cash provided by operating activities			$686,531	$629,326
Net cash used in investing activities			(2,865,168)	(1,287,904)
Net cash provided by (used in) financing activities			2,182,290	634,307

(1)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of June 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
Excludes non-cash losses on interest-rate swaps of $59.0 million and $94.6 million for the three and six months ended June 30, 2019, respectively. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2019		2018	2019		2018
Reconciliation of Net income (loss) to Distributable cash flow and calculation of the Coverage ratio
Net income (loss)	$175,058		$67,167	$387,037		$248,177
Add:
Distributions from equity investments	70,522		38,731	132,535		79,157
Non-cash equity-based compensation expense	4,343		2,000	6,141		4,152
Income tax (benefit) expense	1,278		10,304	11,370		21,188
Depreciation and amortization	121,117		88,488	235,063		173,278
Impairments	797		127,184	1,187		127,384
Above-market component of swap agreements with Anadarko (1)	—		13,839	7,407		28,121
Other expense	58,639		8	93,852		151
Less:
Recognized Service revenues – fee based (less than) in excess of customer billings	(12,038)		1,557	(18,296)		2,957
Gain (loss) on divestiture and other, net	(1,061)		170	(1,651)		286
Equity income, net – affiliates	63,598		49,430	121,590		79,659
Cash paid for maintenance capital expenditures	29,899		27,689	65,590		48,917
Capitalized interest	6,342		9,872	12,547		16,834
Cash paid for (reimbursement of) income taxes	—		—	96		(87)
Other income	—		1,277	—		2,094
Distributable cash flow attributable to noncontrolling interests (2)	9,529		8,605	19,063		17,739
Distributable cash flow	$335,485		$249,121	$675,653		$513,209
Distributions declared
Distributions from WES Operating	$282,319			$559,923
Less: Cash reserve for the proper conduct of WES’s business	2,360			3,640
Distributions to WES unitholders (3)	$279,959			$556,283
Coverage ratio	1.20	x		1.21	x

(1)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
For all periods presented, includes (i) the 25% interest in Chipeta held by a third-party member and (ii) the 2.0% limited partner interest in WES Operating held by a subsidiary of Anadarko, which collectively represent WES’s noncontrolling interests as of June 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)	Reflects cash distributions of $0.61800 and $1.22800 per unit declared for the three and six months ended June 30, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and to our general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of June 30, 2019, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under the RCF, and issuances of additional equity or debt securities. As of July 1, 2019, we have an additional $1.0 billion in available commitments under the Term loan facility, which may be drawn by WES Operating on or before September 30, 2019. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the RCF to pay distributions or fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days of the end of each quarter. Our cash flow and resulting ability to make cash distributions are completely dependent upon our ability to generate favorable cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012 and have increased our quarterly distribution each quarter since the fourth quarter of 2012. The Board of Directors declared a cash distribution to unitholders for the second quarter of 2019 of $0.61800 per unit, or $280.0 million in aggregate. The cash distribution is payable on August 13, 2019, to our unitholders of record at the close of business on July 31, 2019.
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

Working capital. As of June 30, 2019, we had a $163.1 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance and expansion activity. The working capital deficit as of June 30, 2019, was primarily due to the costs incurred related to continued construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems. As of June 30, 2019, there was $1.1 billion available for borrowing under the RCF. See Note 9—Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2019	2018
Acquisitions	$2,100,804	$161,858

Expansion capital expenditures	$638,786	$1,063,540
Maintenance capital expenditures	65,639	48,934
Total capital expenditures (1) (2)	$704,425	$1,112,474

Capital incurred (1) (3)	$570,886	$1,127,531

(1)	For the six months ended June 30, 2019 and 2018, included $9.5 million and $16.8 million, respectively, of capitalized interest.

(2)	Capital expenditures for the six months ended June 30, 2018, included $462.4 million of pre-acquisition capital expenditures for AMA.

(3)	Capital incurred for the six months ended June 30, 2018, included $499.5 million of pre-acquisition capital incurred for AMA.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. Acquisitions during 2018 included a 20% interest in Whitethorn LLC and a 15% interest in Cactus II. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, decreased by $408.0 million for the six months ended June 30, 2019. Expansion capital expenditures decreased by $424.8 million (including a $7.3 million decrease in capitalized interest) for the six months ended June 30, 2019, primarily due to decreases of (i) $237.0 million at the West Texas complex primarily due to the completion of Mentone Trains I and II that commenced operation in November 2018 and March 2019, respectively, (ii) $165.4 million at the DBM oil system primarily due to the completion of the ROTFs that commenced operation in the second quarter of 2018, and (iii) $110.5 million at the DBM water systems due to the completion of the water systems that commenced operation in the third and fourth quarters of 2018. These decreases were partially offset by an increase of $80.7 million at the DJ Basin complex primarily due to ongoing construction of the Latham processing plant. Maintenance capital expenditures increased by $16.7 million for the six months ended June 30, 2019, primarily due to increases at the DBM oil system, DJ Basin complex and DJ Basin oil system.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2019	2018
Net cash provided by (used in):
Operating activities	$686,531	$629,326
Investing activities	(2,865,168)	(1,287,904)
Financing activities	2,182,290	634,307
Net increase (decrease) in cash and cash equivalents	$3,653	$(24,271)

Operating Activities. Net cash provided by operating activities increased for the six months ended June 30, 2019, primarily due to the impact of changes in working capital items and increases in distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2019, included the following:

•	$2.0 billion of cash paid for the acquisition of AMA;

•	$704.4 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems;

•	$92.5 million of cash paid for the acquisition of the interest in Red Bluff Express;

•	$77.3 million of capital contributions primarily paid to Cactus II, the TEFR Interests, Whitethorn LLC, Red Bluff Express and White Cliffs for construction activities; and

•	$17.1 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the six months ended June 30, 2018, included the following:

•	$1.1 billion of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system and DBM water systems;

•	$161.9 million of cash paid for the acquisitions of the interests in Whitethorn LLC and Cactus II;

•	$27.5 million of capital contributions paid to Cactus II, Whitethorn LLC and White Cliffs for construction activities; and

•	$13.6 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2019, included the following:

•	$2.0 billion of borrowings under the Term loan facility, net of issuance costs, which were used to fund the acquisition of AMA and to repay the APCWH Note Payable;

•	$700.0 million of borrowings under the RCF, which were used for general partnership purposes, including to fund capital expenditures;

•	$456.9 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•	$408.2 million of distributions paid to WES unitholders;

•	$106.7 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019;

•	$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$3.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

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

•	$630.0 million of repayments of outstanding borrowings under the RCF;

•	$256.8 million of borrowings under the RCF, net of extension costs, which were used for general partnership purposes, including to fund capital expenditures;

•	$244.7 million of distributions paid to WES unitholders;

•	$190.1 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$187.9 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$157.3 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$28.1 million of capital contributions from Anadarko related to the above-market component of swap agreements; and

•	$6.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of June 30, 2019, the carrying value of outstanding debt was $7.5 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At June 30, 2019, WES Operating was in compliance with all covenants under the indentures governing its outstanding notes.

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
As of June 30, 2019, there was $920.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit, resulting in $1.1 billion available for borrowing under the RCF. At June 30, 2019, the interest rate on the RCF was 3.71% and the facility fee rate was 0.20%. At June 30, 2019, WES Operating was in compliance with all covenants under the RCF.

Term loan facility. In December 2018, WES Operating entered into a $2.0 billion 364-day senior unsecured credit facility, the proceeds of which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Executive Summary—Merger transactions within this Item 2). The Term loan facility bears interest at LIBOR, plus applicable margins ranging from 1.000% to 1.625%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case as defined in the Term loan facility and plus applicable margins currently ranging from zero to 0.625%, based upon WES Operating’s senior unsecured debt rating. Net cash proceeds received from future asset sales and debt or equity offerings must be used to repay amounts outstanding under the facility. The Term loan facility contains covenants and customary events of default that are substantially similar to those contained in the RCF.
In July 2019, WES Operating entered into an amendment to the Term loan facility to (i) extend the maturity date from February 2020 to December 2020, (ii) increase the commitments available under the Term loan facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which may be drawn by WES Operating on or before September 30, 2019, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the Term loan facility to allow for a $1.0 billion carve out of debt offering proceeds.
As of June 30, 2019, there was $2.0 billion in outstanding borrowings under the Term loan facility. As of June 30, 2019, the interest rate on outstanding Term loan facility borrowings was 3.78% and WES Operating was in compliance with all covenants under the Term loan facility.

All of WES Operating’s notes and obligations under the RCF and Term loan facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Anadarko against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and Term loan facility.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems, which were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, and accrued interest, which was payable upon maturity, at the applicable mid-term federal rate based on a quarterly compounding basis as determined by the U.S. Secretary of the Treasury. The APCWH Note Payable was repaid upon the consummation of the Merger (see Executive Summary—Merger transactions within this Item 2).

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
We do not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swaps are recognized currently in earnings. For the three and six months ended June 30, 2019, non-cash losses of $59.0 million and $94.6 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations. The fair value of the interest-rate swaps was a liability of $102.6 million and $8.0 million at June 30, 2019, and December 31, 2018, respectively, which is reported in Accrued liabilities on the consolidated balance sheets. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

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

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WES Operating. The differences between net income (loss) attributable to WES and net income (loss) attributable to WES Operating are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2019	2018	2019	2018
Net income (loss) attributable to WES	$169,594	$100,184	$288,254	$231,711
Limited partner interests in WES Operating not held by WES (1)	3,497	(35,828)	94,962	10,670
General and administrative expenses (2)	1,926	696	4,210	1,528
Other income (expense), net	(5)	(48)	(63)	(83)
Interest expense	—	308	245	1,371
Net income (loss) attributable to WES Operating	$175,012	$65,312	$387,608	$245,197

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. As of June 30, 2019 and 2018, the public held a 0% and 59.5% limited partner interest in WES Operating, respectively. Other subsidiaries of Anadarko separately held a 2.0% and 9.3% limited partner interest in WES Operating as of June 30, 2019 and 2018, respectively. Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2019	2018
WES net cash provided by operating activities	$686,531	$629,326
General and administrative expenses (1)	4,210	1,528
Non-cash equity-based compensation expense	(611)	(148)
Changes in working capital	355	(254)
Other income (expense), net	(63)	(83)
Interest expense	245	1,371
Debt related amortization and other items, net	(21)	(750)
WES Operating net cash provided by operating activities	$690,646	$630,990

WES net cash provided by (used in) financing activities	$2,182,290	$634,307
Distributions to WES unitholders (2)	408,234	244,658
Distributions to WES from WES Operating (3)	(439,963)	(247,638)
Registration expenses related to the issuance of WES common units	855	—
WGP RCF costs	—	8
WGP RCF repayments	28,000	—
WES Operating net cash provided by (used in) financing activities	$2,179,416	$631,335

(1)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

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
Immediately prior to the closing of the Merger, the IDRs and the general partner units were converted into WES Operating common units, and upon consummation of the Merger, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. Beginning in the first quarter of 2019, WES Operating makes distributions to WES and a subsidiary of Anadarko in respect of their proportionate share of limited partner interests in WES Operating. For the quarter ended March 31, 2019, WES Operating distributed $283.3 million to its limited partners. For the quarter ended June 30, 2019, WES Operating will distribute $288.1 million to its limited partners. See Note 5.

WES Operating LTIP. Concurrently with the closing of the Merger, we assumed the Western Gas Partners, LP 2017 Long-Term Incentive Plan. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects and various operating and finance leases. Refer to Note 10—Debt and Interest Expense, Note 12—Commitments and Contingencies and Note 11—Leases in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of June 30, 2019.

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
For the six months ended June 30, 2019, 93% of our wellhead natural gas volumes (excluding equity investments) and 100% of our crude oil and produced water throughput (excluding equity investments) were attributable to fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of imbalances described below.
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

Interest rate risk. The Federal Open Market Committee raised its target range for the federal funds rate four separate times during 2018. These increases, and any future increases, in the federal funds rate will ultimately result in an increase in financing costs. As of June 30, 2019, we had $920.0 million in outstanding borrowings under the RCF and $2.0 billion in outstanding borrowings under the Term loan facility. The RCF and Term loan facility each bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on outstanding borrowings under the RCF and Term loan facility, it would impact the fair value of the Senior Notes at June 30, 2019.

In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements to manage interest rate risk associated with anticipated 2019 debt issuances. At June 30, 2019, we had a net derivative liability position of $102.6 million related to interest-rate swaps. A 10% increase or decrease in the LIBOR interest rate curve would change the aggregate fair value of outstanding interest-rate swap agreements by $28.6 million. However, any change in the interest rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with anticipated 2019 debt issuances. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Additional variable-rate debt may be incurred in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES and WES Operating’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in WES or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, WES or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kerr-McGee Gathering LLC, a wholly owned subsidiary of WES, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) and the State of Colorado with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the EPA and the State of Wyoming with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions in these matters, management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000.
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

Our general partner is owned by Anadarko, which has announced its entry into the Occidental Merger Agreement. If the Occidental Merger is completed, Occidental will own and control our general partner. Occidental’s ownership of our general partner may result in conflicts of interest.

Anadarko entered into the Occidental Merger Agreement in May 2019, which provides for a series of transactions whereby Anadarko will be merged with and into an indirect wholly owned subsidiary of Occidental. Following the completion of the Occidental Merger, the directors and officers of our general partner and its affiliates will have duties to manage our general partner in a manner that is beneficial to Occidental, who would be the owner of our general partner. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the Occidental Merger, our general partner’s duties to us may conflict with the duties of its officers and directors to Occidental. As a result of these conflicts of interest following the Occidental Merger, our general partner may favor its own interest or the interests of Occidental or its owners or affiliates over the interest of our unitholders.
Furthermore, we rely on Anadarko for a substantial portion of the natural gas, crude oil, NGLs and produced water that we gather, treat, process, transport and/or dispose of. Following the completion of the Occidental Merger, our future prospects will depend upon Occidental’s growth strategy and drilling program, including the level of drilling and completion activity by Occidental in acreage dedicated to us. Additional conflicts may also arise in the future following the Occidental Merger associated with (1) the allocation of capital and the allocation of costs between Occidental and us, (2) the amount of time devoted by the officers and directors of Occidental to its business in relation to us and (3) future business opportunities that are pursued by Occidental and us.

We will be subject to business uncertainties while the Occidental Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Occidental Merger on employees and customers may have an adverse effect on us. These uncertainties may impair Anadarko’s ability to attract, retain and motivate key personnel involved in our operations until the Occidental Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Anadarko’s employee retention may be challenging during the pendency of the merger, as employees may experience uncertainty about their future roles. In addition, the Occidental Merger Agreement restricts Anadarko and us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Occidental, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Occidental Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Occidental Merger.

Anadarko may be subject to lawsuits relating to the Occidental Merger, which, because we are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner, could adversely affect our business, financial condition and operating results.

Anadarko, Occidental and/or their respective directors and officers, including certain of Anadarko’s officers that serve as members of our general partner’s Board of Directors, may be subject to lawsuits relating to the Occidental Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While Anadarko will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could, because we are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner, have an adverse effect on our business, financial condition and operating results.

Completion of the Occidental Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Occidental Merger will not be completed. Failure to complete, or significant delays in completing, the Occidental Merger could negatively affect the trading price of our common units and our future business and financial results.

Completion of the Occidental Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Occidental Merger Agreement by Anadarko stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Occidental Merger (the U.S. Federal Trade Commission granted early termination of the applicable waiting period on June 3, 2019), (3) the absence of any order or law prohibiting consummation of the Occidental Merger, (4) the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”) filed by Occidental pursuant to which the shares of Occidental common stock to be issued in connection with the Occidental Merger will be registered with the SEC (the Registration Statement was declared effective on July 11, 2019) and (5) the authorization for listing on the NYSE of the shares of Occidental common stock to be issued in connection with the Occidental Merger. There can be no assurance that the conditions to the completion of the Occidental Merger will be satisfied or waived or that the Occidental Merger will be completed.
If the Occidental Merger is not completed, or if there are significant delays in completing the Occidental Merger, the trading price of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	the requirement that Anadarko pay Occidental a termination fee of $1.0 billion under certain circumstances provided in the Occidental Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of our common units due to the fact that the current price may reflect a market assumption that the Occidental Merger will be completed;

•	Anadarko having to pay certain transaction expenses and other costs relating to the Occidental Merger; and

•
the attention of Anadarko’s management, including certain of Anadarko’s officers that also serve as our officers or members of our general partner’s Board of Directors, may have been diverted to the Occidental Merger rather than Anadarko’s own operations and pursuit of other opportunities that could have been beneficial to Anadarko and to us.

The Occidental Merger Agreement limits Anadarko’s ability to pursue alternatives to the Occidental Merger.

The Occidental Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to Anadarko stockholders, and ultimately to our unitholders, than the Occidental Merger. These provisions include a general prohibition on Anadarko from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by its board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

Implementation of new Colorado Senate Bill 19-181 may increase costs and limit oil and natural gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.

On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) has changed from fostering energy development in the state, to instead regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural gas operations within their jurisdictions including in a manner that may be more stringent than state-level rules, and a few local governments have passed temporary moratorium on new oil and natural gas projects until the local governments have passed their own rules implementing the new law. The composition of the COGCC commissioners has also been changed under the new law, with the COGCC adding a commissioner with public health expertise. The COGCC is now tasked with undertaking several reviews of existing regulations and new or amended rulemakings, with priority given to implementing the new public health, safety and environmental priorities, cumulative impacts, and local government assistance and interaction. Moreover, the new law requires the Colorado Department of Public Health and Environment’s Air Division to adopt additional air quality rules to minimize emissions from oil and natural gas activities. While the COGCC has already rejected calls for a complete moratorium on new oil and natural gas projects, it issued a set of “Objective Criteria” in May 2019 upon which the COGCC will determine whether a pending permit will be subject to “additional review” to determine compliance with Senate Bill 19-181, pending completion of certain COGCC rulemakings necessary to implement the new law. Timing for issuance of new or amended rules pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Implementation of this new law could limit operations, including due to delays in the state issuing new drilling permits, and result in increased operational costs, which developments could have a material adverse effect on our customers in Colorado, which could significantly reduce demand for our midstream services in the state.

We are exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to our gathering, processing, transportation and disposal agreements, could reduce our ability to make distributions to our unitholders.

On some of our systems, we rely on third-party customers for substantially all of our revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts or otherwise, could reduce our ability to make cash distributions to our unitholders. Further, to the extent any of our third-party customers is in financial distress or enters bankruptcy proceedings, the related customer contracts may be renegotiated at lower rates or rejected altogether. For example, Sanchez Energy Corporation, which is the upstream operator for substantially all of the natural gas, crude oil and NGLs we gather and process in the Eagleford Basin, and which directly represents 9% of our natural gas gathering, treating and transportation volumes, 1% of our crude oil, NGLs and produced water volumes (excluding equity investment volumes), and directly and indirectly 7% of our natural gas processing volumes, has recently elected to defer making an interest payment on its 6.125% Senior Notes due 2023. The indenture governing the 6.125% Senior Notes provides for a 30-day grace period, which expires on August 14, 2019, to make the scheduled interest payment. If Sanchez were to enter bankruptcy, our earnings in the Eagleford Basin could be materially and adversely impacted. Any materially negative impact on such earnings may also result in impairments to the carrying value of our Eagleford assets.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code, upon which we rely for our status as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future. We believe the income that we treat as qualifying satisfies the requirements under current regulations.
We are unable to predict whether any changes or proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes and could negatively impact the value of an investment in our common units.
You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

	3.	9
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Western Midstream Holdings, LLC, dated February 28, 2019 (incorporated by reference to Exhibit 3.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on March 26, 2019, File No. 001-35753).

	3.	10
Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

	3.	11
Third Amended and Restated Agreement of Limited Partnership of Western Midstream Operating, LP, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.5 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

	3.	12
Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

	3.	13
Certificate of Amendment to Certificate of Formation of Western Gas Holdings, LLC, effective as of February 28, 2019 (incorporated by reference to Exhibit 3.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

Exhibit Number		Description
3.	14
Third Amended and Restated Limited Liability Company Agreement of Western Midstream Operating GP, LLC, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.8 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

3.	15
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

Exhibit Number			Description
	4.	17
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
First Amendment to 364-Day Credit Agreement, dated as of July 1, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on July 3, 2019, File No. 001-35753).

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

*	101.	INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.	SCH	XBRL Schema Document
*	101.	CAL	XBRL Calculation Linkbase Document
*	101.	DEF	XBRL Definition Linkbase Document
*	101.	LAB	XBRL Label Linkbase Document
*	101.	PRE	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

July 31, 2019
/s/ Robin H. Fielder
Robin H. Fielder President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

July 31, 2019
/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

July 31, 2019
/s/ Robin H. Fielder
Robin H. Fielder President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

July 31, 2019
/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)