Form 10-Q
period 2019-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2019-11-04
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:		Former Name:
Western Midstream Partners, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380	(832)	636-6000	Western Gas Equity Partners, LP
Western Midstream Operating, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380	(832)	636-6000	Western Gas Partners, LP

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of October 30, 2019:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	453,032,050
Western Midstream Operating, LP	None	None	None	None

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

Part I, Item 1 of this quarterly report includes separate financial statements (i.e., consolidated statements of operations, consolidated balance sheets, consolidated statements of equity and partners’ capital, and consolidated statements of cash flows) for Western Midstream Partners, LP and Western Midstream Operating, LP. The accompanying Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part I, Item 2 of this quarterly report, are presented on a combined basis for each registrant, with any material differences between the registrants disclosed separately.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, references to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. As used in this Form 10-Q, the terms and definitions below have the following meanings:
Affiliates: Subsidiaries of Occidental, excluding us, but including equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn LLC, Cactus II, Saddlehorn, Panola, Mi Vida, Ranch Westex, and Red Bluff Express.
AMA: The Anadarko Midstream Assets, which are comprised of the Wattenberg processing plant, Wamsutter pipeline, DJ Basin oil system, DBM oil system, APC water systems, the 20% interest in Saddlehorn, the 15% interest in Panola, the 50% interest in Mi Vida, and the 50% interest in Ranch Westex.
AMH: APC Midstream Holdings, LLC.
Anadarko or APC: Anadarko Petroleum Corporation and its subsidiaries, excluding us and the general partner, which became a wholly owned subsidiary of Occidental upon closing of the Occidental Merger on August 8, 2019.
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Board of Directors: The board of directors of WES’s general partner.
Btu: British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Cactus II: Cactus II Pipeline LLC.
Chipeta: Chipeta Processing, LLC.
Condensate: A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
Cryogenic: The process by which liquefied gases are used to bring natural gas volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted as compared to traditional refrigeration methods.
DBM: Delaware Basin Midstream, LLC.
DBM water systems: The produced-water gathering and disposal systems in West Texas, including the APC water systems acquired as part of the acquisition of AMA.
DJ Basin complex: The Platte Valley system, Wattenberg system, Lancaster plant, and Wattenberg processing plant (acquired as part of the acquisition of AMA).
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Key Performance Metrics under Part I, Item 2 of this Form 10-Q.
Exchange Act: The Securities Exchange Act of 1934, as amended.
Fort Union: Fort Union Gas Gathering, LLC.
Fractionation: The process of applying various levels of high pressure and low temperature to separate a stream of natural gas liquids into ethane, propane, normal butane, isobutane, and natural gasoline for end-use sale.
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
IPO: Initial public offering.
LIBOR: London Interbank Offered Rate.
Marcellus Interest: The 33.75% interest in the Larry’s Creek, Seely, and Warrensville gas gathering systems and related facilities located in northern Pennsylvania.
MBbls/d: Thousand barrels per day.
Mcf: Thousand cubic feet.
Merger: The merger of Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of the Partnership, which closed on February 28, 2019.
Merger Agreement: The Contribution Agreement and Agreement and Plan of Merger, dated November 7, 2018, by and among the Partnership, WES Operating, Anadarko, and certain of their affiliates, pursuant to which the parties thereto agreed to effect the Merger and certain other transactions.
MGR: Mountain Gas Resources, LLC.
MGR assets: The Red Desert complex and the Granger straddle plant.
Mi Vida: Mi Vida JV LLC.
MMBtu: Million British thermal units.
MMcf: Million cubic feet.
MMcf/d: Million cubic feet per day.
Mont Belvieu JV: Enterprise EF78 LLC.
Natural gas liquid(s) or NGL(s): The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of high pressure and low temperature.
NYSE: New York Stock Exchange.
Occidental: Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding us and our general partner.
Occidental Merger: Occidental’s acquisition by merger of Anadarko pursuant to the Occidental Merger Agreement, which closed on August 8, 2019.
Occidental Merger Agreement: Agreement and Plan of Merger, dated as of May 9, 2019, by and among Occidental, Baseball Merger Sub 1, Inc., and Anadarko.
Panola: Panola Pipeline Company, LLC.

Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
Ranch Westex: Ranch Westex JV LLC.
RCF: WES Operating’s $2.0 billion senior unsecured revolving credit facility that matures in February 2024.
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
TEFR Interests: The interests in TEP, TEG, and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
Term loan facility: WES Operating’s senior unsecured credit facility entered into in connection with the Merger.
WES Operating: Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP: Western Midstream Operating GP, LLC, the general partner of WES Operating and a wholly owned subsidiary of WES.
West Texas complex: The DBM complex and DBJV and Haley systems, all of which were combined into a single complex effective January 1, 2018.
WGP RCF: The senior secured revolving credit facility of Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) that matured in March 2019.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2019	2018 (1)	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$360,011	$277,923	$1,030,137	$734,473
Service revenues – product based	84	881	2,070	2,050
Product sales	38,658	71,487	130,167	188,488
Total revenues and other – affiliates	398,753	350,291	1,162,374	925,011
Revenues and other – third parties
Service revenues – fee based	227,954	208,406	731,346	577,490
Service revenues – product based	9,392	22,455	43,460	67,371
Product sales	29,590	5,512	84,683	35,451
Other	338	1,236	1,101	1,709
Total revenues and other – third parties	267,274	237,609	860,590	682,021
Total revenues and other	666,027	587,900	2,022,964	1,607,032
Equity income, net – affiliates	53,893	54,215	175,483	133,874
Operating expenses
Cost of product (2)	97,800	101,035	334,740	291,009
Operation and maintenance (2)	176,572	129,042	467,832	338,626
General and administrative (2)	30,769	16,022	83,640	47,448
Property and other taxes	15,281	13,146	45,848	41,496
Depreciation and amortization	127,914	97,479	362,977	270,757
Impairments	3,107	27,902	4,294	155,286
Total operating expenses	451,443	384,626	1,299,331	1,144,622
Gain (loss) on divestiture and other, net	248	65	(1,403)	351
Operating income (loss)	268,725	257,554	897,713	596,635
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(78,524)	(48,869)	(223,872)	(129,129)
Other income (expense), net	(67,894)	655	(161,577)	2,749
Income (loss) before income taxes	126,532	213,565	524,939	482,930
Income tax expense (benefit)	1,309	15,005	12,679	36,193
Net income (loss)	125,223	198,560	512,260	446,737
Net income (loss) attributable to noncontrolling interests	4,006	47,203	102,789	63,669
Net income (loss) attributable to Western Midstream Partners, LP	$121,217	$151,357	$409,471	$383,068
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$121,217	$151,357	$409,471	$383,068
Pre-acquisition net (income) loss allocated to Anadarko	—	(43,883)	(29,279)	(107,009)
Limited partners’ interest in net income (loss)	121,217	107,474	380,192	276,059
Net income (loss) per common unit – basic and diluted	$0.27	$0.49	$0.94	$1.26
Weighted-average common units outstanding – basic and diluted	453,021	218,938	402,421	218,935

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $61.1 million and $185.5 million for the three and nine months ended September 30, 2019, respectively, and $39.7 million and $112.5 million for the three and nine months ended September 30, 2018, respectively. Operation and maintenance includes charges from affiliates of $39.5 million and $110.9 million for the three and nine months ended September 30, 2019, respectively, and $29.8 million and $79.6 million for the three and nine months ended September 30, 2018, respectively. General and administrative includes charges from affiliates of $27.7 million and $73.5 million for the three and nine months ended September 30, 2019, respectively, and $12.6 million and $37.6 million for the three and nine months ended September 30, 2018, respectively. See Note 6.

(3)
Includes affiliate amounts of $0.06 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $2.0 million and $4.0 million for the three and nine months ended September 30, 2018, respectively. See Note 1 and Note 10.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$117,430	$92,142
Accounts receivable, net (2)	232,818	221,164
Other current assets (3)	42,990	31,458
Total current assets	393,238	344,764
Note receivable – Anadarko	260,000	260,000
Property, plant, and equipment
Cost	12,109,923	11,258,773
Less accumulated depreciation	3,176,089	2,848,420
Net property, plant, and equipment	8,933,834	8,410,353
Goodwill	445,800	445,800
Other intangible assets	817,395	841,408
Equity investments	1,264,695	1,092,088
Other assets (4)	63,263	62,792
Total assets	$12,178,225	$11,457,205
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$273,579	$443,343
Short-term debt (5)	8,128	28,000
Accrued ad valorem taxes	45,771	36,986
Accrued liabilities	269,394	129,148
Total current liabilities	596,872	637,477
Long-term liabilities
Long-term debt	7,730,502	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	17,890	280,017
Asset retirement obligations	319,178	300,024
Other liabilities (7)	178,708	132,130
Total long-term liabilities	8,246,278	5,927,045
Total liabilities	8,843,150	6,564,522
Equity and partners’ capital
Common units (453,032,050 and 218,937,797 units issued and outstanding at September 30, 2019, and December 31, 2018, respectively)	3,182,917	951,888
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,182,917	2,339,906
Noncontrolling interests	152,158	2,552,777
Total equity and partners’ capital	3,335,075	4,892,683
Total liabilities, equity and partners’ capital	$12,178,225	$11,457,205

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $91.9 million and $72.6 million as of September 30, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $0.8 million and $3.7 million as of September 30, 2019, and December 31, 2018, respectively.

(4)
Other assets includes affiliate amounts of $44.3 million and $42.2 million as of September 30, 2019, and December 31, 2018, respectively. Other assets also includes $3.6 million and $5.3 million of NGLs line fill as of September 30, 2019, and December 31, 2018, respectively.

(5)	As of September 30, 2019, all amounts are considered affiliate. See Note 11.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $87.0 million and $47.8 million as of September 30, 2019, and December 31, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018 (1)	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (2)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	7,407
WES Operating equity transactions, net (4)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from affiliates (5)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541
Net income (loss)	163	169,431	5,464	175,058
Distributions to Chipeta noncontrolling interest owner	—	—	(1,858)	(1,858)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,667)	(5,667)
Distributions to Partnership unitholders	—	(276,324)	—	(276,324)
Acquisitions from affiliates (5)	(5,510)	4,493	1,017	—
Contributions of equity-based compensation from Anadarko	—	2,768	—	2,768
Net pre-acquisition contributions from (distributions to) Anadarko	5,347	—	—	5,347
Other	—	356	(11)	345
Balance at June 30, 2019	$—	$3,338,646	$152,564	$3,491,210
Net income (loss)	—	121,217	4,006	125,223
WES Operating equity transactions, net (4)	—	(2,401)	2,401	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,407)	(1,407)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,764)	(5,764)
Distributions to Partnership unitholders	—	(279,959)	—	(279,959)
Acquisitions from affiliates (5)	(1,881)	1,523	358	—
Contributions of equity-based compensation from Occidental	—	3,355	—	3,355
Net pre-acquisition contributions from (distributions to) Anadarko	1,881	—	—	1,881
Other	—	536	—	536
Balance at September 30, 2019	$—	$3,182,917	$152,158	$3,335,075

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)
For the three months ended March 31, 2019, and September 30, 2019, the $752.8 million and $2.4 million decrease to partners’ capital, respectively, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million and $118.8 million, respectively.

(5)	The amounts allocated to common unitholders and noncontrolling interests represent a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2017 (1)	$1,050,171	$1,061,125	$2,883,754	$4,995,050
Cumulative effect of accounting change	629	(14,209)	(30,200)	(43,780)
Net income (loss)	30,522	101,005	49,483	181,010
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	14,282
WES Operating equity transactions, net (3)	—	(2,525)	2,525	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,353)	(3,353)
Distributions to noncontrolling interest owners of WES Operating	—	—	(94,272)	(94,272)
Distributions to Partnership unitholders	—	(120,140)	—	(120,140)
Contributions of equity-based compensation from Anadarko	—	1,470	—	1,470
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	(175)
Other	—	58	92	150
Balance at March 31, 2018 (1)	$1,145,398	$1,041,066	$2,808,029	$4,994,493
Cumulative effect of accounting change	—	9	21	30
Net income (loss)	32,604	67,580	(33,017)	67,167
Above-market component of swap agreements with Anadarko (2)	—	13,839	—	13,839
WES Operating equity transactions, net (3)	—	(4,965)	4,965	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,068)	(3,068)
Distributions to noncontrolling interest owners of WES Operating	—	—	(95,809)	(95,809)
Distributions to Partnership unitholders	—	(124,518)	—	(124,518)
Contributions of equity-based compensation from Anadarko	—	1,331	—	1,331
Net pre-acquisition contributions from (distributions to) Anadarko	93,013	—	—	93,013
Other	—	76	116	192
Balance at June 30, 2018 (1)	$1,271,015	$994,418	$2,681,237	$4,946,670
Net income (loss)	43,883	107,474	47,203	198,560
Above-market component of swap agreements with Anadarko (2)	—	12,601	—	12,601
WES Operating equity transactions, net (3)	—	(7,075)	7,075	—
Distributions to Chipeta noncontrolling interest owner	—	—	(3,025)	(3,025)
Distributions to noncontrolling interest owners of WES Operating	—	—	(97,354)	(97,354)
Distributions to Partnership unitholders	—	(127,531)	—	(127,531)
Contributions of equity-based compensation from Anadarko	—	1,505	—	1,505
Net pre-acquisition contributions from (distributions to) Anadarko	(530)	—	—	(530)
Net contributions from (distributions to) Anadarko of other assets	58,835	—	—	58,835
Other	—	16	96	112
Balance at September 30, 2018 (1)	$1,373,203	$981,408	$2,635,232	$4,989,843

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

(3)
For the three months ended March 31, 2018, June 30, 2018, and September 30, 2018, the $2.5 million, $5.0 million, and $7.1 million decrease to partners’ capital, respectively, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $129.0 million, $95.2 million, and $144.3 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$512,260	$446,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	362,977	270,757
Impairments	4,294	155,286
Non-cash equity-based compensation expense	9,489	4,834
Deferred income taxes	6,601	83,295
Accretion and amortization of long-term obligations, net	6,499	4,659
Equity income, net – affiliates	(175,483)	(133,874)
Distributions from equity investment earnings – affiliates	182,337	125,834
(Gain) loss on divestiture and other, net	1,403	(351)
(Gain) loss on interest-rate swaps	162,974	—
Lower of cost or market inventory adjustments	236	184
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(9,750)	(64,853)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(69,390)	61,081
Change in other items, net	32,238	11,606
Net cash provided by operating activities	1,026,685	965,195
Cash flows from investing activities
Capital expenditures	(947,266)	(1,589,653)
Acquisitions from affiliates	(2,007,501)	(254)
Acquisitions from third parties	(93,303)	(161,858)
Investments in equity affiliates	(108,118)	(67,085)
Distributions from equity investments in excess of cumulative earnings – affiliates	21,203	19,816
Proceeds from the sale of assets to third parties	342	332
Net cash used in investing activities	(3,134,643)	(1,798,702)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	3,950,750	2,401,097
Repayments of debt (3)	(1,467,595)	(1,040,000)
Increase (decrease) in outstanding checks	(9,204)	(2,687)
Registration expenses related to the issuance of Partnership common units	(855)	—
Distributions to Partnership unitholders (4)	(688,193)	(372,189)
Distributions to Chipeta noncontrolling interest owner	(5,200)	(9,446)
Distributions to noncontrolling interest owners of WES Operating	(112,430)	(287,435)
Net contributions from (distributions to) Anadarko	458,819	156,734
Above-market component of swap agreements with Anadarko (4)	7,407	40,722
Finance lease payments – affiliates	(253)	—
Net cash provided by (used in) financing activities	2,133,246	886,796
Net increase (decrease) in cash and cash equivalents	25,288	53,289
Cash and cash equivalents at beginning of period	92,142	79,588
Cash and cash equivalents at end of period	$117,430	$132,877
Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$—	$(58,835)
Interest paid, net of capitalized interest	232,147	106,538
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	154,080	296,805

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the nine months ended September 30, 2019 and 2018, includes $11.0 million and $265.5 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the nine months ended September 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2019	2018 (1)	2019	2018 (1)
Revenues and other – affiliates
Service revenues – fee based	$360,011	$277,923	$1,030,137	$734,473
Service revenues – product based	84	881	2,070	2,050
Product sales	38,658	71,487	130,167	188,488
Total revenues and other – affiliates	398,753	350,291	1,162,374	925,011
Revenues and other – third parties
Service revenues – fee based	227,954	208,406	731,346	577,490
Service revenues – product based	9,392	22,455	43,460	67,371
Product sales	29,590	5,512	84,683	35,451
Other	338	1,236	1,101	1,709
Total revenues and other – third parties	267,274	237,609	860,590	682,021
Total revenues and other	666,027	587,900	2,022,964	1,607,032
Equity income, net – affiliates	53,893	54,215	175,483	133,874
Operating expenses
Cost of product (2)	97,800	101,035	334,740	291,009
Operation and maintenance (2)	176,572	129,042	467,832	338,626
General and administrative (2)	29,072	15,331	77,733	45,229
Property and other taxes	15,281	13,146	45,848	41,496
Depreciation and amortization	127,914	97,479	362,977	270,757
Impairments	3,107	27,902	4,294	155,286
Total operating expenses	449,746	383,935	1,293,424	1,142,403
Gain (loss) on divestiture and other, net	248	65	(1,403)	351
Operating income (loss)	270,422	258,245	903,620	598,854
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(78,524)	(48,544)	(223,627)	(127,433)
Other income (expense), net	(67,902)	598	(161,648)	2,609
Income (loss) before income taxes	128,221	214,524	531,020	486,705
Income tax expense (benefit)	1,309	15,005	12,679	36,193
Net income (loss)	126,912	199,519	518,341	450,512
Net income attributable to noncontrolling interest	1,497	990	5,318	6,786
Net income (loss) attributable to Western Midstream Operating, LP	$125,415	$198,529	$513,023	$443,726
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$125,415	$198,529	$513,023	$443,726
Pre-acquisition net (income) loss allocated to Anadarko	—	(43,883)	(29,279)	(107,009)
General partner interest in net (income) loss (4)	—	(88,551)	—	(256,166)
Common and Class C limited partners’ interest in net income (loss) (4)	125,415	66,095	483,744	80,551
Net income (loss) per common unit – basic and diluted (4)	N/A	$0.39	N/A	$0.46

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)
Cost of product includes product purchases from affiliates (as defined in Note 1) of $61.1 million and $185.5 million for the three and nine months ended September 30, 2019, respectively, and $39.7 million and $112.5 million for the three and nine months ended September 30, 2018, respectively. Operation and maintenance includes charges from affiliates of $39.5 million and $110.9 million for the three and nine months ended September 30, 2019, respectively, and $29.8 million and $79.6 million for the three and nine months ended September 30, 2018, respectively. General and administrative includes charges from affiliates of $26.9 million and $71.8 million for the three and nine months ended September 30, 2019, respectively, and $12.4 million and $37.0 million for the three and nine months ended September 30, 2018, respectively. See Note 6.

(3)
Includes affiliate amounts of $0.06 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and $2.0 million and $4.0 million for the three and nine months ended September 30, 2018, respectively. See Note 1 and Note 10.

(4)	See Note 5 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2019	December 31, 2018 (1)
ASSETS
Current assets
Cash and cash equivalents	$115,946	$90,448
Accounts receivable, net (2)	235,617	221,373
Other current assets (3)	40,140	30,583
Total current assets	391,703	342,404
Note receivable – Anadarko	260,000	260,000
Property, plant, and equipment
Cost	12,109,923	11,258,773
Less accumulated depreciation	3,176,089	2,848,420
Net property, plant, and equipment	8,933,834	8,410,353
Goodwill	445,800	445,800
Other intangible assets	817,395	841,408
Equity investments	1,264,695	1,092,088
Other assets (4)	63,263	62,792
Total assets	$12,176,690	$11,454,845
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$273,579	$443,343
Short-term debt (5)	8,128	—
Accrued ad valorem taxes	45,771	36,986
Accrued liabilities	269,233	127,874
Total current liabilities	596,711	608,203
Long-term liabilities
Long-term debt	7,730,502	4,787,381
APCWH Note Payable (6)	—	427,493
Deferred income taxes	17,890	280,017
Asset retirement obligations	319,178	300,024
Other liabilities (7)	178,708	132,130
Total long-term liabilities	8,246,278	5,927,045
Total liabilities	8,842,989	6,535,248
Equity and partners’ capital
Common units (318,675,578 and 152,609,285 units issued and outstanding at September 30, 2019, and December 31, 2018, respectively)	3,275,816	2,475,540
Class C units (zero and 14,372,665 units issued and outstanding at September 30, 2019, and December 31, 2018, respectively) (8)	—	791,410
General partner units (zero and 2,583,068 units issued and outstanding at September 30, 2019, and December 31, 2018, respectively) (8)	—	206,862
Net investment by Anadarko	—	1,388,018
Total partners’ capital	3,275,816	4,861,830
Noncontrolling interest	57,885	57,767
Total equity and partners’ capital	3,333,701	4,919,597
Total liabilities, equity and partners’ capital	$12,176,690	$11,454,845

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $94.7 million and $72.8 million as of September 30, 2019, and December 31, 2018, respectively.

(3)	Other current assets includes affiliate amounts of $0.8 million and $3.7 million as of September 30, 2019, and December 31, 2018, respectively.

(4)
Other assets includes affiliate amounts of $44.3 million and $42.2 million as of September 30, 2019, and December 31, 2018, respectively. Other assets also includes $3.6 million and $5.3 million of NGLs line fill as of September 30, 2019, and December 31, 2018, respectively.

(5)	As of September 30, 2019, all amounts are considered affiliate. See Note 11.

(6)	See Note 1 and Note 6.

(7)	Other liabilities includes affiliate amounts of $87.0 million and $47.8 million as of September 30, 2019, and December 31, 2018, respectively.

(8)
Immediately prior to the closing of the Merger (as defined in Note 1), all outstanding general partner units converted into a non-economic general partner interest in WES Operating and WES Operating common units and all outstanding Class C units converted into WES Operating common units on a one-for-one basis.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018 (1)	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (2)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (3)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from affiliates (4)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) Anadarko	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084
Net income (loss)	163	174,849	—	—	1,967	176,979
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,858)	(1,858)
Distributions to WES Operating unitholders	—	(283,271)	—	—	—	(283,271)
Acquisitions from affiliates (4)	(5,510)	5,510	—	—	—	—
Contributions of equity-based compensation from Anadarko	—	2,765	—	—	—	2,765
Net pre-acquisition contributions from (distributions to) Anadarko	5,347	—	—	—	—	5,347
Balance at June 30, 2019	$—	$3,433,251	$—	$—	$57,795	$3,491,046
Net income (loss)	—	125,415	—	—	1,497	126,912
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,407)	(1,407)
Distributions to WES Operating unitholders	—	(288,083)	—	—	—	(288,083)
Acquisitions from affiliates (4)	(1,881)	1,881	—	—	—	—
Contributions of equity-based compensation from Occidental	—	3,352	—	—	—	3,352
Net pre-acquisition contributions from (distributions to) Anadarko	1,881	—	—	—	—	1,881
Balance at September 30, 2019	$—	$3,275,816	$—	$—	$57,885	$3,333,701

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 1.

(3)	See Note 6.

(4)	The amount allocated to common unitholders represents a noncash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2017 (1)	$1,050,171	$2,950,010	$780,040	$179,232	$61,729	$5,021,182
Cumulative effect of accounting change	629	(41,135)	(3,536)	(696)	958	(43,780)
Net income (loss)	30,522	59,133	6,791	83,439	2,985	182,870
Above-market component of swap agreements with Anadarko (2)	—	14,282	—	—	—	14,282
Amortization of beneficial conversion feature of Class C units	—	(810)	810	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,353)	(3,353)
Distributions to WES Operating unitholders	—	(140,394)	—	(76,192)	—	(216,586)
Contributions of equity-based compensation from Anadarko	—	1,435	—	29	—	1,464
Net pre-acquisition contributions from (distributions to) Anadarko	64,251	—	—	—	—	64,251
Adjustments of net deferred tax liabilities	(175)	—	—	—	—	(175)
Other	—	91	—	—	—	91
Balance at March 31, 2018 (1)	$1,145,398	$2,842,612	$784,105	$185,812	$62,319	$5,020,246
Cumulative effect of accounting change	—	27	3	—	—	30
Net income (loss)	32,604	(47,605)	(3,863)	84,176	2,811	68,123
Above-market component of swap agreements with Anadarko (2)	—	13,839	—	—	—	13,839
Amortization of beneficial conversion feature of Class C units	—	(812)	812	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,068)	(3,068)
Distributions to WES Operating unitholders	—	(142,683)	—	(78,450)	—	(221,133)
Contributions of equity-based compensation from Anadarko	—	1,302	—	26	—	1,328
Net pre-acquisition contributions from (distributions to) Anadarko	93,013	—	—	—	—	93,013
Other	—	119	—	—	—	119
Balance at June 30, 2018 (1)	$1,271,015	$2,666,799	$781,057	$191,564	$62,062	$4,972,497
Net income (loss)	43,883	60,544	5,551	88,551	990	199,519
Above-market component of swap agreements with Anadarko (2)	—	12,601	—	—	—	12,601
Amortization of beneficial conversion feature of Class C units	—	(812)	812	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(3,025)	(3,025)
Distributions to WES Operating unitholders	—	(144,979)	—	(80,712)	—	(225,691)
Contributions of equity-based compensation from Anadarko	—	1,473	—	30	—	1,503
Net pre-acquisition contributions from (distributions to) Anadarko	(530)	—	—	—	—	(530)
Net contributions from (distributions to) Anadarko of other assets	58,835	—	—	—	—	58,835
Other	—	93	—	—	—	93
Balance at September 30, 2018 (1)	$1,373,203	$2,595,719	$787,420	$199,433	$60,027	$5,015,802

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2019	2018 (1)
Cash flows from operating activities
Net income (loss)	$518,341	$450,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	362,977	270,757
Impairments	4,294	155,286
Non-cash equity-based compensation expense	8,234	4,620
Deferred income taxes	6,601	83,295
Accretion and amortization of long-term obligations, net	6,479	3,883
Equity income, net – affiliates	(175,483)	(133,874)
Distributions from equity investment earnings – affiliates	182,337	125,834
(Gain) loss on divestiture and other, net	1,403	(351)
(Gain) loss on interest-rate swaps	162,974	—
Lower of cost or market inventory adjustments	236	184
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(12,219)	(64,707)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(68,277)	60,956
Change in other items, net	34,232	11,143
Net cash provided by operating activities	1,032,129	967,538
Cash flows from investing activities
Capital expenditures	(947,266)	(1,589,653)
Acquisitions from affiliates	(2,007,501)	(254)
Acquisitions from third parties	(93,303)	(161,858)
Investments in equity affiliates	(108,118)	(67,085)
Distributions from equity investments in excess of cumulative earnings – affiliates	21,203	19,816
Proceeds from the sale of assets to third parties	342	332
Net cash used in investing activities	(3,134,643)	(1,798,702)
Cash flows from financing activities
Borrowings, net of debt issuance costs (2)	3,950,750	2,401,105
Repayments of debt (3)	(1,439,595)	(1,040,000)
Increase (decrease) in outstanding checks	(9,204)	(2,687)
Distributions to WES Operating unitholders (4)	(834,712)	(663,410)
Distributions to Chipeta noncontrolling interest owner	(5,200)	(9,446)
Net contributions from (distributions to) Anadarko	458,819	156,734
Above-market component of swap agreements with Anadarko (4)	7,407	40,722
Finance lease payments – affiliates	(253)	—
Net cash provided by (used in) financing activities	2,128,012	883,018
Net increase (decrease) in cash and cash equivalents	25,498	51,854
Cash and cash equivalents at beginning of period	90,448	78,814
Cash and cash equivalents at end of period	$115,946	$130,668
Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$—	$(58,835)
Interest paid, net of capitalized interest	231,913	105,615
Taxes paid (reimbursements received)	96	(87)
Accrued capital expenditures	154,080	296,805

(1)	Financial information has been recast to include the financial position and results attributable to AMA. See Note 1 and Note 3.

(2)	For the nine months ended September 30, 2019 and 2018, includes $11.0 million and $265.5 million of borrowings, respectively, under the APCWH Note Payable.

(3)	For the nine months ended September 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(4)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (formerly Western Gas Partners, LP, and together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop, and operate midstream assets. Western Midstream Partners, LP owns, directly and indirectly, a 98.0% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding Western Midstream Partners, LP and Western Midstream Holdings, LLC. Anadarko became a wholly owned subsidiary of Occidental Petroleum Corporation as a result of Occidental Petroleum Corporation’s acquisition by merger of Anadarko on August 8, 2019.
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Occidental, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”), Cactus II Pipeline LLC (“Cactus II”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”), Panola Pipeline Company, LLC (“Panola”), Mi Vida JV LLC (“Mi Vida”), Ranch Westex JV LLC (“Ranch Westex”), and Red Bluff Express Pipeline, LLC (“Red Bluff Express”). See Note 3. The interests in TEP, TEG, and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant. The “West Texas complex” refers to the Delaware Basin Midstream, LLC (“DBM”) complex and DBJV and Haley systems.
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In addition, in its capacity as a natural gas processor, the Partnership buys and sells natural gas, NGLs, and condensate on behalf of itself and as agent for its customers under certain of its contracts. The Partnership provides the above-described midstream services for Occidental and third-party customers. As of September 30, 2019, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	35	3	—	3
Natural gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	4
Natural gas pipelines	5	—	—	1
Oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Merger transactions. On February 28, 2019, the Partnership, WES Operating, Anadarko, and certain of their affiliates completed the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”) dated November 7, 2018, pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, merged with and into WES Operating, with WES Operating continuing as the surviving entity and as a subsidiary of the Partnership (the “Merger”). In connection with the Merger closing, (i) the common units of WES Operating, which previously traded under the symbol “WES,” ceased to trade on the New York Stock Exchange (“NYSE”), (ii) the common units of the Partnership, which previously traded under the symbol “WGP,” began to trade on the NYSE under the symbol “WES,” (iii) the Partnership changed its name from Western Gas Equity Partners, LP to Western Midstream Partners, LP, and (iv) WES Operating changed its name from Western Gas Partners, LP to Western Midstream Operating, LP.
The Merger Agreement also provided that the Partnership, WES Operating, and Anadarko cause their respective affiliates to execute the following transactions, among others, immediately prior to the Merger becoming effective in the following order: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) contribute to WES Operating, and WES Operating subsequently contributes to WGR Operating, LP, Kerr-McGee Gathering LLC, and DBM (each wholly owned by WES Operating), all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC, and APC Water Holdings 1, LLC (“APCWH”) in exchange for aggregate consideration of $1.814 billion of cash, less the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transfer, and 45,760,201 WES Operating common units; (2) APC Midstream Holdings, LLC (“AMH”) transfers its interests in Saddlehorn and Panola to WES Operating in exchange for $193.9 million of cash; (3) WES Operating contributes cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time of the Merger to APCWH, which in turn uses the contributed cash to satisfy the APCWH Note Payable to Anadarko; (4) the WES Operating Class C units convert into WES Operating common units on a one-for-one basis; and (5) WES Operating and WES Operating GP convert the incentive distribution rights (“IDRs”) and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units. The 45,760,201 WES Operating common units issued to the Contributing Parties, less 6,375,284 WES Operating common units retained by WGRAH, convert into the right to receive an aggregate of 55,360,984 common units of the Partnership upon Merger completion. Each WES Operating common unit issued and outstanding immediately prior to the closing of the Merger (other than WES Operating common units owned by the Partnership and WES Operating GP, and certain common units held by subsidiaries of Anadarko) converts into the right to receive 1.525 common units of the Partnership. See Note 10 for additional information.

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned:

Percentage Interest
Full consolidation
Chipeta (1)	75.00%
Proportionate consolidation (2)
Springfield system	50.10%
Marcellus Interest systems	33.75%
Equity investments (3)
Mi Vida	50.00%
Ranch Westex	50.00%
FRP	33.33%
Red Bluff Express	30.00%
Mont Belvieu JV	25.00%
Rendezvous	22.00%
TEP	20.00%
TEG	20.00%
Whitethorn LLC	20.00%
Saddlehorn	20.00%
Cactus II	15.00%
Panola	15.00%
Fort Union	14.81%
White Cliffs	10.00%

(1)
The 25% third-party interest in Chipeta Processing LLC (“Chipeta”) is reflected within noncontrolling interests in the consolidated financial statements, in addition to the noncontrolling interests noted below.

(2)	The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues, and expenses attributable to these assets.

(3)
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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for under the equity method by the Partnership, through its partnership interests in WES Operating as of September 30, 2019 (see Note 8). The Partnership owns the entire non-economic general partner interest in and controls WES Operating GP, and the general partner is controlled by Occidental; therefore, the Partnership’s prior asset acquisitions from Anadarko have been classified as transfers of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not equate to the total acquisition price paid by the Partnership. Further, subsequent to asset acquisitions from Anadarko, the Partnership was required to recast its financial statements to include the activities of acquired assets from the date of common control.
For reporting periods requiring recast, the consolidated financial statements for periods prior to the acquisition of assets from Anadarko are prepared from Anadarko’s historical cost-basis accounts and may not be necessarily indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. Net income (loss) attributable to the assets acquired from Anadarko for periods prior to the Partnership’s acquisition of such assets was not allocated to the limited partners.

Use of estimates. In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other reasonable methods. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition, and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.

Noncontrolling interests. For periods subsequent to Merger completion, the Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating. For periods prior to Merger completion, the Partnership’s noncontrolling interests in the consolidated financial statements consisted of (i) the 25% third-party interest in Chipeta, (ii) the publicly held limited partner interests in WES Operating, (iii) the common units issued by WES Operating to subsidiaries of Anadarko as part of the consideration paid for prior acquisitions from Anadarko, and (iv) the Class C units issued by WES Operating to a subsidiary of Anadarko as part of the funding for the acquisition of DBM. For all periods presented, WES Operating’s noncontrolling interest in the consolidated financial statements consisted of the 25% third-party interest in Chipeta. See Note 5.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Shutdown of gathering systems. In May 2018, after assessing a number of factors, and with safety and protection of the environment as the primary focus, the Partnership decided to permanently cease operations at the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex). Results for the three and nine months ended September 30, 2018, reflect (i) accruals of zero and $10.9 million, respectively, in anticipated costs associated with the system shutdowns, recorded as a reduction in affiliate Product sales in the consolidated statements of operations, and (ii) impairment expense of $6.8 million and $134.0 million, respectively, associated with reducing the net book value of the gathering systems and recorded an additional asset retirement obligation. During the nine months ended September 30, 2019, $6.1 million of the accrual related to the Kitty Draw gathering system shutdown was reversed due to producer settlements being less than initial estimates.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.

Recently adopted accounting standards. ASU 2016-02, Leases (Topic 842) requires lessee recognition of a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Partnership adopted this standard on January 1, 2019, using the modified retrospective method applied to all leases in existence on January 1, 2019, and prior-period financial statements were not adjusted. The Partnership elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases.

Leases. The Partnership determines if an arrangement is a lease based on the rights and obligations conveyed at contract inception. At the lease-commencement date, a lease is classified as either operating or finance, and ROU assets and lease liabilities are recognized based on the present value of future lease payments over the lease term. As the rate implicit in the Partnership’s leases is generally not readily determinable, the Partnership discounts lease liabilities using the Partnership’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included as ROU assets. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Partnership will exercise that option. Leases of 12 months or less are not recognized on the consolidated balance sheets.
Lease cost is generally recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized over the lease term using the effective interest method. Variable lease payments are recognized when the obligation for those payments is incurred.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Revenue from customers
Service revenues – fee based	$587,965	$486,329	$1,761,483	$1,311,963
Service revenues – product based	9,476	23,336	45,530	69,421
Product sales	68,248	80,736	215,517	230,290
Total revenue from customers	665,689	590,401	2,022,530	1,611,674
Revenue from other than customers
Net gains (losses) on commodity-price swap agreements	—	(3,737)	(667)	(6,351)
Other	338	1,236	1,101	1,709
Total revenues and other	$666,027	$587,900	$2,022,964	$1,607,032

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $344.0 million and $214.3 million as of September 30, 2019, and December 31, 2018, respectively.
Contract assets primarily relate to accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed and revenue accrued but not yet billed under cost of service contracts with fixed and variable fees. The following table summarizes the current period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2018	$47,621
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(4,547)
Additional estimated revenues recognized (2)	6,373
Balance at September 30, 2019	$49,447

Contract assets at September 30, 2019
Other current assets	$5,130
Other assets	44,317
Total contract assets from contracts with customers	$49,447

(1)	Includes $(3.0) million for the three months ended September 30, 2019.

(2)	Includes $(3.6) million for the three months ended September 30, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Contract liabilities primarily relate to (i) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit, (ii) fixed and variable fees under cost of service contracts that are received from customers for which revenue recognition is deferred, and (iii) aid in construction payments received from customers that must be recognized over the expected period of customer benefit. The following table summarizes the current period activity related to contract liabilities from contracts with customers:

thousands
Balance at December 31, 2018	$145,624
Cash received or receivable, excluding revenues recognized during the period (1)	44,365
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(11,145)
Balance at September 30, 2019	$178,844

Contract liabilities at September 30, 2019
Accrued liabilities	$6,631
Other liabilities	172,213
Total contract liabilities from contracts with customers	$178,844

(1)	Includes $15.8 million for the three months ended September 30, 2019.

(2)	Includes $(1.0) million for the three months ended September 30, 2019.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019, are reflected in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2019	$192,599
2020	863,447
2021	911,705
2022	962,522
2023	915,249
Thereafter	4,399,430
Total	$8,244,952

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

•
Wamsutter pipeline. The Wamsutter pipeline is a crude oil gathering pipeline located in Sweetwater County, Wyoming and delivers crude oil into MPLX LP’s SLC Core Pipeline System (formerly referred to as the Wamsutter Pipeline System).

•
DJ Basin oil system. The DJ Basin oil system consists of (i) a crude oil gathering system, (ii) a centralized oil stabilization facility (“COSF”), and (iii) a 12-mile crude oil pipeline, located in Weld County, Colorado. The COSF consists of Trains I through VI with total capacity of 155 thousand barrels per day (“MBbls/d”) and two storage tanks with total capacity of 500,000 barrels. Train VI commenced operations in 2018. The pipeline connects the COSF to Tampa Rail.

•
DBM oil system. The DBM oil system consists of (i) a crude oil gathering system, (ii) three central production facilities (“CPFs”), which include ten processing trains with total capacity of 75 MBbls/d, (iii) three storage tanks with total capacity of 30,000 barrels, (iv) a 14-mile crude oil pipeline, and (v) two regional oil treating facilities (“ROTFs”), which include four trains with total capacity of 120 MBbls/d, located in Reeves and Loving Counties, Texas. The ROTFs commenced operations in 2018. The pipeline transports crude oil from the DBM oil system and one third-party CPF into Plains All American Pipeline.

•
APC water systems. The APC water systems consist of five produced-water disposal systems with total capacity of 565 MBbls/d, located in Reeves, Loving, Winkler, and Ward Counties, Texas, which are now part of the DBM water systems. One produced-water disposal system commenced operations in 2017 and the others commenced operations in 2018.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

The acquisition of AMA was a transfer of net assets between entities under common control, therefore, the Partnership and WES Operating’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to AMA as if it was owned for all periods presented. The consolidated financial statements for periods prior to the acquisition of AMA have been prepared from Anadarko’s historical cost-basis accounts and may not be necessarily indicative of the actual results of operations that would have occurred if AMA had been owned during the periods reported.
The following tables present the impact of AMA on Revenues and other, Equity income, net – affiliates, and Net income (loss) as presented in the Partnership and WES Operating’s historical consolidated statements of operations:

	Three Months Ended September 30, 2018
thousands	Partnership Historical	AMA	Eliminations	Combined
Revenues and other	$507,762	$89,714	$(9,576)	$587,900
Equity income, net – affiliates	43,110	11,105	—	54,215
Net income (loss)	154,677	43,883	—	198,560

	Nine Months Ended September 30, 2018
thousands	Partnership Historical	AMA	Eliminations	Combined
Revenues and other	$1,432,483	$200,064	$(25,515)	$1,607,032
Equity income, net – affiliates	102,752	31,122	—	133,874
Net income (loss)	339,728	107,009	—	446,737

	Three Months Ended September 30, 2018
thousands	WES Operating Historical	AMA	Eliminations	Combined
Revenues and other	$507,762	$89,714	$(9,576)	$587,900
Equity income, net – affiliates	43,110	11,105	—	54,215
Net income (loss)	155,636	43,883	—	199,519

	Nine Months Ended September 30, 2018
thousands	WES Operating Historical	AMA	Eliminations	Combined
Revenues and other	$1,432,483	$200,064	$(25,515)	$1,607,032
Equity income, net – affiliates	102,752	31,122	—	133,874
Net income (loss)	343,503	107,009	—	450,512

Red Bluff Express acquisition. In January 2019, the Partnership acquired a 30% interest in Red Bluff Express, which owns a natural gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. The Partnership acquired its 30% interest from a third party via an initial net investment of $92.5 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method. See Note 8.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

Whitethorn LLC acquisition. In June 2018, the Partnership acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas, and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn LLC, the Partnership shares proportionally in the commercial activities. The Partnership acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method. See Note 8.

Cactus II acquisition. In June 2018, the Partnership acquired a 15% interest in Cactus II, which owns a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline began delivering crude oil during the third quarter of 2019 and is expected to become fully operational in the first quarter of 2020. The Partnership acquired its 15% interest from a third party via an initial net investment of $12.1 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method. See Note 8.

4. PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The Board of Directors of the general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2018 (1)
March 31	$0.56875	$124,518	May 2018
June 30	0.58250	127,531	August 2018
September 30	0.59500	130,268	November 2018
December 31	0.60250	131,910	February 2019
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30 (2)	0.62000	280,880	November 2019

(1)	The 2018 distributions were declared and paid prior to the closing of the Merger.

(2)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the third quarter of 2019 of $0.62000 per unit, or $280.9 million in aggregate. The cash distribution is payable on November 13, 2019, to unitholders of record at the close of business on November 1, 2019.

Available cash. The amount of available cash (as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments, or other agreements; or to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. Working capital borrowings generally are intended to be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Operating partnership distributions. For the below-presented 2018 periods, WES Operating paid the cash distributions to WES Operating’s common and general partner unitholders as follows:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2018
March 31	$0.935	$221,133	May 2018
June 30	0.950	225,691	August 2018
September 30	0.965	230,239	November 2018
December 31	0.980	234,787	February 2019

Immediately prior to the closing of the Merger, the WES Operating IDRs and general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning with the first quarter of 2019, WES Operating makes distributions to the Partnership and WGRAH, a subsidiary of Occidental, in respect of their proportionate share of limited partner interests in WES Operating. For the quarters ended March 31, 2019 and June 30, 2019, WES Operating distributed $283.3 million and $288.1 million, respectively, to its limited partners. For the quarter ended September 30, 2019, WES Operating will distribute $289.7 million to its limited partners. See Note 5.

WES Operating Class C unit distributions. Prior to the closing of the Merger, WES Operating’s Class C units received quarterly distributions at an equivalent rate to WES Operating’s publicly traded common units. The Class C unit distributions were paid in the form of additional Class C Units (“PIK Class C units”) and were disregarded with respect to WES Operating’s distributions of available cash. The number of PIK Class C units issued in connection with a distribution payable on the Class C units was determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted average price of WES Operating’s common units for the ten days immediately preceding the payment date of the common unit distribution, less a 6% discount. WES Operating recorded the PIK Class C unit distributions at fair value at the time of issuance. This Level-2 fair value measurement used WES Operating’s unit price as a significant input in the determination of the fair value. See Note 5 for further discussion of the Class C units.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the NYSE under the symbol “WES.” As of September 30, 2019, Occidental held 251,197,617 common units, representing a 55.4% limited partner interest in the Partnership, and, through its ownership of the general partner, Occidental indirectly held the entire non-economic general partner interest in the Partnership. The public held 201,834,433 common units, representing a 44.6% limited partner interest in the Partnership.
In February 2019, the Partnership issued common units in connection with the closing of the Merger (see Note 1) as follows:

Partnership common units outstanding prior to the Merger		218,937,797
WES Operating common units outstanding prior to the Merger	152,609,285
WES Operating Class C units outstanding prior to the Merger	14,681,388
Less: WES Operating common units owned by the Partnership	(50,132,046)
WES Operating common units subject to conversion into Partnership common units	117,158,627
Exchange ratio per unit	1.525
Partnership common units issued for WES Operating common units (1)		178,692,081
WES Operating common units issued as part of the AMA acquisition	45,760,201
Less: WES Operating common units retained by a subsidiary of Anadarko	(6,375,284)
WES Operating acquisition common units subject to conversion into Partnership common units	39,384,917
Conversion ratio per unit	1.4056
Partnership common units issued for WES Operating acquisition common units		55,360,984
Partnership common units outstanding at February 28, 2019		452,990,862

(1)	Total Partnership units issued upon Merger completion exceeds the calculation of such units using the exchange ratio due to the rounding convention reflected in the Merger Agreement.

Holdings of WES Operating equity. As of September 30, 2019, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating interests. The following table summarizes WES Operating’s units issued during the nine months ended September 30, 2019:

	Common Units	Class C Units	General Partner Units	Total
Balance at December 31, 2018	152,609,285	14,372,665	2,583,068	169,565,018
PIK Class C units	—	308,723	—	308,723
Conversion of Class C units	14,681,388	(14,681,388)	—	—
IDR and General partner unit conversion	105,624,704	—	(2,583,068)	103,041,636
Units issued as part of the AMA acquisition	45,760,201	—	—	45,760,201
Balance at September 30, 2019 (1)	318,675,578	—	—	318,675,578

(1)
All WES Operating common units that converted into the Partnership’s common units upon closing of the Merger were canceled and an equivalent amount of the canceled WES Operating common units were issued to the Partnership. See Note 1 for further details on the units issued and converted in connection with the closing of the Merger.

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
The Class C units were issued at a discount to the then-current market price of the common units into which they were convertible. This discount, totaling $34.8 million, represented a beneficial conversion feature, and at issuance, was reflected as an increase to WES Operating common unitholders’ capital and a decrease to Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature was considered a non-cash distribution that was recognized from the date of issuance through the date of conversion, resulting in an increase to Class C unitholder capital and a decrease to common unitholders’ capital as amortized. The beneficial conversion feature was amortized assuming an extended conversion date of March 1, 2020, using the effective yield method. The impact of the beneficial conversion feature amortization was included in the calculation of earnings per unit (see WES Operating’s net income (loss) per common unit below).
All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger (see Note 1).

Partnership’s net income (loss) per common unit. The Partnership’s net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Net income (loss) attributable to assets acquired from Anadarko for periods prior to the acquisition of such assets was not allocated to the limited partners when calculating net income (loss) per common unit.

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated as it no longer has publicly traded units. For periods prior to the closing of the Merger, Net income (loss) attributable to Western Midstream Operating, LP earned on and subsequent to the date of acquisition of the Partnership’s assets was allocated as discussed below. Net income (loss) attributable to assets acquired from Anadarko for periods prior to the acquisition of such assets was not allocated to the unitholders for purposes of calculating net income (loss) per common unit.

General partner. The general partner’s allocation was equal to cash distributions plus its portion of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by WES Operating’s partnership agreement) was allocated to the general partner consistent with actual cash distributions and capital account allocations, including incentive distributions. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) were then allocated to the general partner in accordance with its weighted-average ownership percentage during each period.

Common and Class C unitholders. The Class C units were considered a participating security because they participated in distributions with common units according to a predetermined formula (see Note 4). The common and Class C unitholders’ allocation was equal to their cash distributions plus their respective allocations of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by the WES Operating partnership agreement) was allocated to the common and Class C unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings or undistributed losses were then allocated to the common and Class C unitholders in accordance with their respective weighted-average ownership percentages during each period. The common unitholder allocation also included the impact of the amortization of the Class C units beneficial conversion feature. Similarly, the Class C unitholder allocation was impacted by the amortization of the Class C units beneficial conversion feature (see WES Operating Class C units above).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Calculation of net income (loss) per unit. Basic net income (loss) per common unit was calculated by dividing the net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings were included on a weighted-average basis for the periods these units were outstanding. Diluted net income (loss) per common unit was calculated by dividing the sum of (i) the net income (loss) attributable to common units and (ii) the net income (loss) attributable to the Class C units as a participating security, by the sum of the weighted-average number of common units outstanding plus the dilutive effect of the weighted-average number of outstanding Class C units.
The following table illustrates the calculation of WES Operating’s net income (loss) per common unit:

	Three Months Ended September 30,	Nine Months Ended September 30,
thousands except per-unit amounts	2018	2018
Net income (loss) attributable to Western Midstream Operating, LP	$198,529	$443,726
Pre-acquisition net (income) loss allocated to Anadarko	(43,883)	(107,009)
General partner interest in net (income) loss	(88,551)	(256,166)
Common and Class C limited partners’ interest in net income (loss)	$66,095	$80,551
Net income (loss) allocable to common units (1)	$59,732	$69,638
Net income (loss) allocable to Class C units (1)	6,363	10,913
Common and Class C limited partners’ interest in net income (loss)	$66,095	$80,551
Net income (loss) per unit
Common units – basic and diluted (2)	$0.39	$0.46
Weighted-average units outstanding
Common units – basic and diluted	152,609	152,605
Excluded due to anti-dilutive effect:
Class C units (2)	13,921	13,652

(1)	Adjusted to reflect amortization of the beneficial conversion feature.

(2)	The impact of Class C units would be anti-dilutive for the periods presented.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental. Occidental sells natural gas, condensate, and NGLs as an agent on behalf of either the Partnership or the Partnership’s customers. When product sales are on the Partnership’s customers’ behalf, the Partnership recognizes associated service revenues and cost of product expense. When product sales are on the Partnership’s behalf, the Partnership recognizes product sales revenues based on Occidental’s sales price to the third party and records the associated cost of product expense. In addition, the Partnership purchases natural gas, condensate, and NGLs from an affiliate of Occidental pursuant to gas purchase agreements.
Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the Partnership’s assets, and for services provided to affiliates and third parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expense is paid by Occidental, which results in affiliate transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s omnibus agreements with Occidental. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Merger transactions. As discussed in more detail in Note 1, on February 28, 2019, the Partnership, WES Operating, Anadarko, and certain of their affiliates completed the Merger and the other transactions contemplated in the Merger Agreement, which included the acquisition of AMA from Anadarko. See Note 3.

Cash management. Occidental operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts, including accounts for the Partnership and WES Operating, is generally swept to centralized accounts. Prior to the acquisition of assets from Anadarko, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Outstanding affiliate balances as of the dates of acquisition were settled entirely through an adjustment to net investment by Anadarko in connection with the acquisitions. Subsequent to asset acquisitions from Anadarko, transactions related to the acquired assets were cash-settled directly by the Partnership with third parties and Anadarko affiliates. Chipeta cash settles its transactions directly with third parties, Occidental, and other subsidiaries of the Partnership.

Note receivable - Anadarko. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the Anadarko note receivable was $341.9 million and $279.6 million at September 30, 2019, and December 31, 2018, respectively. Following Occidental’s acquisition by merger of Anadarko, the fair value of the Anadarko note receivable reflects consideration of Occidental’s credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable is measured using Level-2 fair value inputs.

APCWH Note Payable. In June 2017, APCWH entered into an eight-year note payable agreement with Anadarko, which was repaid at the Merger completion date. See Note 1 and Note 10.

Commodity-price swap agreements. WES Operating entered into commodity-price swap agreements with Anadarko to mitigate exposure to the commodity-price risk inherent in WES Operating’s percent-of-proceeds, percent-of-product, and keep-whole natural gas processing contracts. Notional volumes for each product-based commodity-price swap agreement were not specifically defined. Instead, the commodity-price swap agreements applied to the actual volumes of natural gas, condensate, and NGLs purchased and sold. The commodity-price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore did not require fair-value measurement. Net gains (losses) on commodity-price swap agreements were zero and $(0.7) million (due to settlement of 2018 activity in 2019) for the three and nine months ended September 30, 2019, respectively, and $(3.7) million and $(6.4) million for the three and nine months ended September 30, 2018, respectively, and are reported in the consolidated statements of operations as affiliate Product sales. These commodity-price swap agreements expired without renewal on December 31, 2018.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Revenues or costs attributable to volumes sold and purchased during 2018 and/or settled during 2019 for the DJ Basin complex and the MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. A capital contribution from Anadarko was recorded in the consolidated statements of equity and partners’ capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price in the tables below, minus (ii) the amount by which the swap price for product purchases exceeds the applicable market price in the tables below. The tables below summarize the swap prices compared to the forward market prices:

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

(1)
Represents the New York Mercantile Exchange forward strip price as of December 20, 2017, for the 2018 Market Prices, adjusted for product specification, location, basis, and, in the case of NGLs, transportation and fractionation costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. Natural gas gathering, treating, and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Occidental was 7% and 6% for the three and nine months ended September 30, 2019, respectively, and 8% and 7% for the three and nine months ended September 30, 2018, respectively. Natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Occidental was 42% for the three and nine months ended September 30, 2019, and 41% and 40% for the three and nine months ended September 30, 2018, respectively. Crude oil, NGLs, and produced-water gathering, treating, transportation, and disposal throughput (excluding equity investment throughput) attributable to production owned or controlled by Occidental was 82% for the three and nine months ended September 30, 2019, and 91% and 85% for the three and nine months ended September 30, 2018, respectively.

Commodity purchase and sale agreements. The Partnership sells a significant amount of its natural gas, condensate, and NGLs to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate that acts as the Partnership’s agent for third-party sales. In addition, the Partnership purchases natural gas, condensate, and NGLs from AESC pursuant to purchase agreements. The purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

LTIPs. The general partner awards phantom units under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (assumed by the Partnership in connection with the Merger) and the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (collectively referred to as the “LTIPs”) to its independent directors, executive officers, and Occidental employees performing services for the Partnership from time to time. Phantom units awarded to the independent directors vest one year from the grant date, while all other phantom unit awards are subject to ratable vesting over a three-year service period.

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $3.5 million and $9.3 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million and $5.2 million for the three and nine months ended September 30, 2018, respectively. Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

Purchases from affiliates. During the third quarter of 2019, the Partnership purchased $18.4 million of materials and supplies inventory from Occidental, which is included in Other current assets on the consolidated balance sheets.

Affiliate asset contributions. The following table summarizes affiliate contributions of other assets to the Partnership:

	Nine Months Ended September 30,
	2019	2018
thousands	Purchases
Cash consideration	$—	$(254)
Net carrying value	—	59,089
Partners’ capital adjustment	$—	$58,835

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions included in the Partnership’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Revenues and other (1)	$398,753	$350,291	$1,162,374	$925,011
Equity income, net – affiliates (1)	53,893	54,215	175,483	133,874
Operating expenses
Cost of product (1)	61,066	39,702	185,463	112,522
Operation and maintenance (1)	39,459	29,794	110,918	79,621
General and administrative (2)	27,724	12,645	73,510	37,595
Total operating expenses	128,249	82,141	369,891	229,738
Interest income (3)	4,225	4,225	12,675	12,675
Interest expense (4)	59	2,035	1,912	4,021
APCWH Note Payable borrowings (5)	—	77,560	11,000	265,468
Repayment of APCWH Note Payable (5)	—	—	439,595	—
Distributions to Partnership unitholders (6)	155,240	99,247	411,125	298,818
Distributions to WES Operating unitholders (7)	5,763	1,911	13,973	5,642
Above-market component of swap agreements with Anadarko	—	12,601	7,407	40,722

(1)
Represents amounts earned or incurred on and subsequent to the date of the acquisition of assets from Anadarko, and amounts earned or incurred by Anadarko on a historical basis for periods prior to the acquisition of such assets.

(2)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of assets from Anadarko, and a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets. These amounts include equity-based compensation expense allocated to the Partnership by Occidental (see LTIPs and Incentive Plans within this Note 6) and amounts charged by Occidental under the omnibus agreements of the Partnership and WES Operating.

(3)	Represents interest income recognized on the Anadarko note receivable.

(4)	See Note 10.

(5)	See Note 1.

(6)	Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).

(7)	Represents distributions paid to other subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

The following table summarizes affiliate transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
General and administrative (1)	$26,915	$12,443	$71,793	$36,966
Distributions to WES Operating unitholders (2)	288,083	130,249	736,256	381,617

(1)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of assets from Anadarko, and a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets. These amounts include equity-based compensation expense allocated to WES Operating by Occidental (see LTIPs and Incentive Plans within this Note 6) and amounts charged by Occidental pursuant to the omnibus agreement of WES Operating.

(2)
Represents distributions paid to the Partnership and other subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5). For the nine months ended September 30, 2019, includes distributions to the Partnership and a subsidiary of Occidental related to the repayment of the WGP RCF (see Note 10).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Concentration of credit risk. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2019	December 31, 2018
Land	n/a	$9,160	$5,298
Gathering systems – pipelines	30 years	5,031,293	4,764,099
Gathering systems – compressors	15 years	1,870,538	1,712,939
Processing complexes and treating facilities	25 years	2,959,307	2,844,337
Transportation pipeline and equipment	6 to 45 years	172,808	172,558
Produced-water disposal systems	20 years	721,414	629,946
Assets under construction	n/a	733,888	604,265
Other	3 to 40 years	611,515	525,331
Total property, plant, and equipment		12,109,923	11,258,773
Less accumulated depreciation		3,176,089	2,848,420
Net property, plant, and equipment		$8,933,834	$8,410,353

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Impairments. During the nine months ended September 30, 2019, the Partnership recognized impairments of $4.3 million, primarily at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.
During the year ended December 31, 2018, the Partnership recognized impairments of $230.6 million, including impairments of $125.9 million at the Third Creek gathering system and $8.1 million at the Kitty Draw gathering system. These assets were impaired to estimated salvage values of $1.8 million and zero, respectively, using the market approach and Level-3 fair value inputs, due to the shutdown of these systems in May 2018. During 2018, the Partnership also recognized impairments of $38.7 million and $34.6 million at the Hilight and MIGC systems, respectively. These assets were impaired to estimated fair values of $4.9 million and $15.2 million, respectively, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows. The remaining $23.3 million of impairments primarily was related to (i) a $10.9 million impairment at the GNB NGL pipeline, which was impaired to estimated fair value of $10.0 million using the income approach and Level-3 fair value inputs, and (ii) a $5.6 million impairment related to an idle facility at the Chipeta complex, which was impaired to estimated salvage value of $1.5 million using the market approach and Level-3 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EQUITY INVESTMENTS

The following table presents the equity investments activity for the nine months ended September 30, 2019:

thousands	Balance at December 31, 2018	Acquisitions	Equity income, net	Contributions (1)	Distributions	Distributions in excess of cumulative earnings (2)	Balance at September 30, 2019
Fort Union	$2,259	$—	$(1,698)	$—	$—	$(565)	$(4)
White Cliffs	43,020	—	7,720	4,992	(7,283)	(2,822)	45,627
Rendezvous	37,841	—	595	—	(2,051)	(1,805)	34,580
Mont Belvieu JV	104,949	—	21,755	—	(21,784)	(1,391)	103,529
TEG	19,358	—	3,000	—	(3,017)	(558)	18,783
TEP	193,198	—	22,747	11,020	(24,677)	—	202,288
FRP	176,436	—	23,494	20,175	(23,619)	—	196,486
Whitethorn LLC	161,858	—	62,893	10,332	(62,034)	(7,139)	165,910
Cactus II	106,360	—	—	47,599	—	—	153,959
Saddlehorn	108,507	—	18,408	3,550	(17,679)	—	112,786
Panola	22,769	—	1,492	—	(1,492)	(861)	21,908
Mi Vida	64,631	—	8,469	—	(10,611)	(2,743)	59,746
Ranch Westex	50,902	—	5,187	—	(6,668)	(2,508)	46,913
Red Bluff Express	—	92,546	1,421	10,450	(1,422)	(811)	102,184
Total	$1,092,088	$92,546	$175,483	$108,118	$(182,337)	$(21,203)	$1,264,695

(1)	Includes capitalized interest of $4.8 million related to the construction of the Cactus II pipeline.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual investment basis.
9. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Trade receivables, net	$232,759	$221,119	$235,558	$221,328
Other receivables, net	59	45	59	45
Total accounts receivable, net	$232,818	$221,164	$235,617	$221,373

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
NGLs inventory	$504	$1,203	$504	$1,203
Materials and supplies inventory	25,151	9,665	25,151	9,665
Imbalance receivables	4,118	9,035	4,118	9,035
Prepaid insurance	8,087	1,972	5,237	1,972
Contract assets	5,130	5,399	5,130	5,399
Other	—	4,184	—	3,309
Total other current assets	$42,990	$31,458	$40,140	$30,583

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMPONENTS OF WORKING CAPITAL (CONTINUED)

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Accrued interest expense	$56,240	$70,968	$56,240	$70,959
Short-term asset retirement obligations	26,996	25,938	26,996	25,938
Short-term remediation and reclamation obligations	863	863	863	863
Income taxes payable	913	384	913	384
Contract liabilities	6,631	16,235	6,631	16,235
Other (1)	177,751	14,760	177,590	13,495
Total accrued liabilities	$269,394	$129,148	$269,233	$127,874

(1)
Includes amounts related to WES Operating’s interest-rate swaps as of September 30, 2019, and December 31, 2018 (see Note 10). Includes lease liabilities related to the implementation of ASU 2016-02, Leases (Topic 842) as of September 30, 2019 (see Note 1).

10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt, excluding the WGP RCF, and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2019			December 31, 2018
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
WGP RCF	$—	$—	$—	$28,000	$28,000	$28,000
Finance lease liabilities (2)	8,128	8,128	8,128	—	—	—
Total short-term debt	$8,128	$8,128	$8,128	$28,000	$28,000	$28,000

Long-term debt
5.375% Senior Notes due 2021	$500,000	$497,861	$516,271	$500,000	$496,959	$515,990
4.000% Senior Notes due 2022	670,000	669,260	678,551	670,000	669,078	662,109
3.950% Senior Notes due 2025	500,000	493,579	483,834	500,000	492,837	466,135
4.650% Senior Notes due 2026	500,000	496,074	494,665	500,000	495,710	483,994
4.500% Senior Notes due 2028	400,000	394,990	387,104	400,000	394,631	377,475
4.750% Senior Notes due 2028	400,000	396,101	394,121	400,000	395,841	384,370
5.450% Senior Notes due 2044	600,000	593,439	531,248	600,000	593,349	522,386
5.300% Senior Notes due 2048	700,000	686,793	608,994	700,000	686,648	605,327
5.500% Senior Notes due 2048	350,000	342,405	311,460	350,000	342,328	311,536
RCF	160,000	160,000	160,000	220,000	220,000	220,000
Term loan facility	3,000,000	3,000,000	3,000,000	—	—	—
APCWH Note Payable	—	—	—	427,493	427,493	427,493
Total long-term debt	$7,780,000	$7,730,502	$7,566,248	$5,267,493	$5,214,874	$4,976,815

(1)	Fair value is measured using the market approach and Level-2 fair value inputs.

(2)	Amounts are considered affiliate. See Note 11.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2019:

thousands	Carrying Value
Balance at December 31, 2018	$5,242,874
RCF borrowings	940,000
Term loan facility borrowings	3,000,000
APCWH Note Payable borrowings	11,000
Finance lease liabilities	8,128
Repayments of RCF borrowings	(1,000,000)
Repayment of WGP RCF borrowings	(28,000)
Repayment of APCWH Note Payable	(439,595)
Other	4,223
Balance at September 30, 2019	$7,738,630

WES Operating Senior Notes. At September 30, 2019, WES Operating was in compliance with all covenants under the relevant governing indentures.

WGP RCF. In February 2018, the Partnership voluntarily reduced aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF) that matures in February 2024 is expandable to a maximum of $2.5 billion and bears interest at the London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based upon WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether used or unused), also based upon the senior unsecured debt rating.
As of September 30, 2019, there was $160.0 million of outstanding borrowings and $4.6 million of outstanding letters of credit, resulting in $1.8 billion available borrowing capacity under the RCF. As of September 30, 2019 and 2018, the interest rate on any outstanding RCF borrowings was 3.34% and 3.56%, respectively. The facility fee rate was 0.20% at September 30, 2019 and 2018. At September 30, 2019, WES Operating was in compliance with all covenants under the RCF.

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
In July 2019, WES Operating entered into an amendment to the Term loan facility to (i) extend the maturity date from February 2020 to December 2020, (ii) increase the commitments available under the Term loan facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which was subsequently drawn by WES Operating on September 13, 2019, and used to repay outstanding borrowings under the RCF, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the Term loan facility to allow for a $1.0 billion exclusion for debt offering proceeds.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

As of September 30, 2019, there was $3.0 billion of outstanding borrowings under the Term loan facility that were subject to an interest rate of 3.42%. WES Operating was in compliance with all covenants under the Term loan facility as of September 30, 2019.

All of WES Operating’s notes and obligations under the RCF and Term loan facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Occidental against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and Term loan facility.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest, which was payable upon maturity at the applicable mid-term federal rate based on a quarterly compounding basis as determined by the U.S. Secretary of the Treasury. As of September 30, 2018, the interest rate on the outstanding borrowings was 2.83%. The APCWH Note Payable was repaid upon Merger completion. See Note 1.

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million and $375.0 million, respectively, to manage interest rate risk associated with anticipated debt issuances. Pursuant to these swap agreements, a floating interest rate indexed to the three-month LIBOR was exchanged for a fixed interest rate. Depending on market conditions, liability management actions, or other factors, WES Operating may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding as of September 30, 2019:

Notional Principal Amount	Reference Period	Mandatory Termination Date	Weighted-Average Interest Rate
$375.0 million	December 2019 - 2024	December 2019	2.662%
$375.0 million	December 2019 - 2029	December 2019	2.802%
$375.0 million	December 2019 - 2049	December 2019	2.885%

The Partnership does not apply hedge accounting and, therefore, gains and losses associated with currently outstanding interest-rate swaps are recognized currently in earnings. For the three and nine months ended September 30, 2019, non-cash losses of $68.3 million and $162.9 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations.
Valuation of the interest-rate swaps is based on similar transactions observable in active markets and industry standard models that primarily rely on market-observable inputs. Inputs used to estimate fair value in industry standard models are categorized as Level-2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. Inputs used to estimate the fair value include market price curves, contract terms and prices, and credit risk adjustments. The fair value of the interest-rate swaps was a liability of $170.9 million and $8.0 million at September 30, 2019, and December 31, 2018, respectively, which is reported within Accrued liabilities on the consolidated balance sheets.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Credit risk considerations. Over-the-counter traded swaps expose the Partnership to counterparty credit risk. The Partnership monitors the creditworthiness of its counterparties, establishes credit limits according to credit policies and guidelines, and assesses the impact on the fair value of its counterparties’ creditworthiness. Under certain circumstances, the Partnership has the ability to require cash collateral or letters of credit to mitigate its credit risk exposure. The interest-rate swaps are subject to individually negotiated credit provisions that may require cash collateral or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Partnership’s obligations depending on certain credit-risk-related events. Specifically, collateral may be required to be posted with respect to the interest-rate swaps if WES Operating’s credit ratings decline below current levels, the existing liability associated with the swaps increases substantially, or certain credit event of default provisions are triggered. For example, based on the interest-rate derivative liability positions as of September 30, 2019, if WES Operating’s credit ratings from both Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) were below the investment grade thresholds of BBB- and Baa3, respectively, cash collateral of up to approximately $78.3 million would have been required to be posted as of September 30, 2019. As of September 30, 2019, WES Operating’s credit rating was BBB- by S&P, Ba1 by Moody’s, and BBB- by Fitch Ratings. The aggregate fair value of interest-rate swaps with credit-risk related contingent features for which a net liability position existed was $142.6 million and $5.7 million at September 30, 2019, and December 31, 2018, respectively.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Third parties
Long-term and short-term debt	$(83,712)	$(53,229)	$(233,432)	$(143,436)
Amortization of debt issuance costs and commitment fees	(3,139)	(2,054)	(9,461)	(6,955)
Capitalized interest	8,386	8,449	20,933	25,283
Total interest expense – third parties	(78,465)	(46,834)	(221,960)	(125,108)
Affiliates
APCWH Note Payable	—	(2,035)	(1,833)	(4,021)
Finance lease liabilities	(59)	—	(79)	—
Total interest expense – affiliates	(59)	(2,035)	(1,912)	(4,021)
Interest expense	$(78,524)	$(48,869)	$(223,872)	$(129,129)

11. LEASES

Occidental, on behalf of the Partnership, has entered into operating leases that extend through 2028 for corporate offices, shared field offices, and equipment supporting the Partnership’s operations, for which Occidental charges the Partnership rent. The Partnership also has subleased equipment from Occidental with finance leases extending through April 2020.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. LEASES (CONTINUED)

The following table summarizes information related to the Partnership’s leases at September 30, 2019:

thousands except lease term and discount rate	Operating Leases	Finance Leases
Assets
Other assets	$5,313	$—
Net property, plant, and equipment	—	8,133
Total lease assets (1)	$5,313	$8,133

Liabilities
Accrued liabilities	$3,037	$—
Short-term debt	—	8,128
Other liabilities	3,151	—
Total lease liabilities (1)	$6,188	$8,128

Weighted-average remaining lease term (years)	4	1
Weighted-average discount rate	4.6%	2.9%

(1)	Includes additions to ROU assets and lease liabilities of $8.5 million related to finance leases for the nine months ended September 30, 2019.

Lease expense charged to the Partnership was $15.5 million and $42.2 million for the three and nine months ended September 30, 2018, respectively. The following table summarizes the Partnership’s lease cost for the periods presented below:

thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,686	$5,523
Variable lease cost	72	191
Sublease income	(104)	(311)
Finance lease cost
Amortization of ROU assets	241	321
Interest on lease liabilities	59	79
Total lease cost	$1,954	$5,803

The following table summarizes cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019:

thousands	Operating Leases	Finance Leases
Operating cash flows	$5,634	$60
Financing cash flows	—	253

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. LEASES (CONTINUED)

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at September 30, 2019:

thousands	Operating Leases	Finance Leases
Remainder of 2019	$1,408	$313
2020	1,969	7,934
2021	612	—
2022	618	—
2023	625	—
Thereafter	1,658	—
Total lease payments	6,890	8,247
Less portion representing imputed interest	702	119
Total lease liabilities	$6,188	$8,128

The amounts in the table below represent contractual operating lease commitments at December 31, 2018, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands
2019	$8,711
2020	2,236
2021	460
2022	467
2023	473
Thereafter	1,547
Total lease payments	$13,894

12. COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. From time to time, the Partnership is involved in legal, tax, regulatory, and other proceedings in various forums regarding performance, contracts, and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding for which the final disposition could have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, and those of its unconsolidated affiliates, the majority of which is expected to be paid in the next twelve months. These commitments primarily relate to construction and expansion projects at the West Texas and DJ Basin complexes, DBM oil system, and DBM water systems.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto of WES and WES Operating, which are included under Part II, Item 8 of the 2018 Forms 10-K as filed with the SEC on February 20, 2019, certain sections of which were recast to reflect the results attributable to AMA in WES and WES Operating’s Current Reports on Form 8-K, as filed with the SEC on May 17, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-Q, and may from time to time make in other public filings, press releases, and statements by management, forward-looking statements concerning our operations, economic performance, and financial condition. These forward-looking statements include statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition, or include other “forward-looking” information.
Although we and our general partner believe that the expectations reflected in our forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our and Occidental’s assumptions about the energy market;

•	future throughput (including Occidental production) that is gathered or processed by, or transported through our assets;

•	our operating results;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures, and other contractual obligations, and our ability to access those resources from Occidental or through the debt or equity capital markets;

•	the supply of, demand for, and price of, oil, natural gas, NGLs, and related products or services;

•	commodity-price risks inherent in percent-of-proceeds, percent-of-product, and keep-whole contracts;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, internationally, domestically, or in the jurisdictions in which we are doing business;

•
federal, state, and local laws and state-approved voter ballot initiatives, including those laws or ballot initiatives that limit Occidental’s and other producers’ hydraulic-fracturing activities or other oil and natural gas development or operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Occidental;

•	the creditworthiness of Occidental or our other counterparties, including financial institutions, operating partners, and other parties;

•	changes in Occidental’s capital program, corporate strategy, or other desired areas of focus;

•	our commitments to capital projects;

•	our ability to access liquidity under the RCF;

•	our ability to repay debt;

•
conflicts of interest among us, our general partner and its affiliates, including Occidental, with respect to, among other things, the allocation of capital and operational and administrative costs, and our future business opportunities;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms from Occidental or third parties;

•
non-payment or non-performance of Occidental or other significant customers, including under gathering, processing, transportation, and disposal agreements and the $260.0 million note receivable from Anadarko;

•	the timing, amount, and terms of future issuances of equity and debt securities;

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as Occidental and we comply with any regulatory orders or other state or local changes in laws or regulations; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the WES and WES Operating 2018 Forms 10-K, certain sections of which were recast to reflect the results attributable to AMA, in the WES and WES Operating Current Reports on Form 8-K, as filed with the SEC on May 17, 2019, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We were formed in September 2012 and own (i) a 98.0% limited partner interest in WES Operating, a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop, and operate midstream assets, and (ii) all of the outstanding equity interests of WES Operating GP, which holds the entire non-economic general partner interest in WES Operating. Our consolidated financial statements include the consolidated financial results of WES Operating.
We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In addition, in our capacity as a natural gas processor, we buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as agent for our customers under certain of our contracts. We provide the above-described midstream services for Occidental and third-party customers. As of September 30, 2019, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	35	3	—	3
Natural gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	4
Natural gas pipelines	5	—	—	1
Oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

Merger transactions. On February 28, 2019, WES, WES Operating, Anadarko, and certain of their affiliates completed the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”) dated November 7, 2018, pursuant to which, among other things, Clarity Merger Sub, LLC, a wholly owned subsidiary of WES, merged with and into WES Operating, with WES Operating continuing as the surviving entity and as a subsidiary of WES (the “Merger”). In connection with the Merger closing, (i) the common units of WES Operating, which previously traded under the symbol “WES,” ceased to trade on the NYSE, (ii) the common units of WES, which previously traded under the symbol “WGP,” began to trade on the NYSE under the symbol “WES,” (iii) WES changed its name from Western Gas Equity Partners, LP to Western Midstream Partners, LP, and (iv) WES Operating changed its name from Western Gas Partners, LP to Western Midstream Operating, LP.

The Merger Agreement also provided that WES, WES Operating, and Anadarko cause their respective affiliates to execute the following transactions, among others, immediately prior to the Merger becoming effective in the following order: (1) Anadarko E&P Onshore LLC and WGR Asset Holding Company LLC (“WGRAH”) (the “Contributing Parties”) contribute to WES Operating, and WES Operating subsequently contributes to WGR Operating, LP, Kerr-McGee Gathering LLC, and DBM (each wholly owned by WES Operating), all of their interests in each of Anadarko Wattenberg Oil Complex LLC, Anadarko DJ Oil Pipeline LLC, Anadarko DJ Gas Processing LLC, Wamsutter Pipeline LLC, DBM Oil Services, LLC, Anadarko Pecos Midstream LLC, Anadarko Mi Vida LLC, and APC Water Holdings 1, LLC (“APCWH”) in exchange for aggregate consideration of $1.814 billion of cash, less the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transfer, and 45,760,201 WES Operating common units; (2) AMH transfers its interests in Saddlehorn Pipeline Company, LLC, and Panola Pipeline Company, LLC to WES Operating in exchange for $193.9 million of cash; (3) WES Operating contributes cash in an amount equal to the outstanding balance of the APCWH Note Payable immediately prior to the effective time of the Merger to APCWH, which in turn uses the contributed cash to satisfy the APCWH Note Payable to Anadarko; (4) the WES Operating Class C units convert into WES Operating common units on a one-for-one basis; and (5) WES Operating and WES Operating GP convert the IDRs and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units. The 45,760,201 WES Operating common units issued to the Contributing Parties, less 6,375,284 WES Operating common units retained by WGRAH, convert into the right to receive an aggregate of 55,360,984 common units of WES upon Merger completion. Each WES Operating common unit issued and outstanding immediately prior to the closing of the Merger (other than WES Operating common units owned by WES and WES Operating GP, and certain common units held by subsidiaries of Anadarko) converts into the right to receive 1.525 common units of WES. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Significant financial and operational events during the nine months ended September 30, 2019, included the following:

•
We increased our per-unit distribution to $0.62000 for the third quarter of 2019, representing a 0.3% increase over the second-quarter 2019 distribution and a 4% increase over the third-quarter 2018 distribution.

•
In July 2019, WES Operating entered into an amendment to the Term loan facility to (i) extend the maturity date from February 2020 to December 2020, and (ii) to increase the commitments available under the Term loan facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which was subsequently drawn by WES Operating on September 13, 2019, and used to repay outstanding borrowings under the RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•
In March 2019, WES Operating entered into additional interest-rate swap agreements with an aggregate notional amount of $375.0 million. See Liquidity and Capital Resources within this Item 2 for additional information.

•	In March 2019, the WGP RCF matured and the outstanding borrowings were repaid. See Liquidity and Capital Resources within this Item 2 for additional information.

•	We commenced operations of Mentone Train II at the West Texas complex (with capacity of 200 MMcf/d) at the end of the first quarter of 2019.

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

•
Natural gas throughput attributable to Western Midstream Partners, LP totaled 4,199 MMcf/d and 4,225 MMcf/d for the three and nine months ended September 30, 2019, respectively, representing a 6% and 9% increase, respectively, compared to the same periods in 2018.

•
Crude oil, NGLs, and produced-water throughput attributable to Western Midstream Partners, LP totaled 1,191 MBbls/d and 1,134 MBbls/d for the three and nine months ended September 30, 2019, respectively, representing a 28% and 67% increase, respectively, compared to the same periods in 2018.

•
Operating income (loss) was $268.7 million and $897.7 million for the three and nine months ended September 30, 2019, respectively, representing a 4% and 50% increase, respectively, compared to the same periods in 2018.

•
Adjusted gross margin for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.04 per Mcf and $1.06 per Mcf for the three and nine months ended September 30, 2019, respectively, representing a 1% and 7% increase, respectively, compared to the same periods in 2018.

•
Adjusted gross margin for crude oil, NGLs, and produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.81 per Bbl and $1.80 per Bbl for the three and nine months ended September 30, 2019, respectively, representing a 7% and 3% increase, respectively, compared to the same periods in 2018.

The following tables provide additional information on throughput for the periods presented below:

	Three Months Ended September 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,272	1,096	16%	147	138	7%	580	361	61%
DJ Basin	1,124	1,119	—%	128	103	24%	—	—	—%
Equity investments	391	301	30%	307	290	6%	—	—	—%
Other	1,584	1,603	(1)%	53	61	(13)%	—	—	—%
Total throughput	4,371	4,119	6%	635	592	7%	580	361	61%

	Nine Months Ended September 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,210	1,020	19%	144	126	14%	538	180	199%
DJ Basin	1,216	1,115	9%	114	104	10%	—	—	—%
Equity investments	390	297	31%	308	222	39%	—	—	—%
Other	1,584	1,602	(1)%	53	60	(12)%	—	—	—%
Total throughput	4,400	4,034	9%	619	512	21%	538	180	199%

Occidental Merger. On August 8, 2019, Anadarko, the indirect general partner and majority unitholder of WES, was acquired by Occidental pursuant to the Occidental Merger.

ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko. See Note 1—Description of Business and Basis of Presentation and Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Red Bluff Express acquisition. In January 2019, we acquired a 30% interest in Red Bluff Express, which owns a natural gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. We acquired our 30% interest from a third party via an initial net investment of $92.5 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method.

Whitethorn LLC acquisition. In June 2018, we acquired a 20% interest in Whitethorn LLC, which owns a crude oil and condensate pipeline that originates in Midland, Texas, and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with our investment in Whitethorn LLC, we share proportionally in the commercial activities. We acquired our 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method.

Cactus II acquisition. In June 2018, we acquired a 15% interest in Cactus II, which owns a crude oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline began delivering crude oil during the third quarter of 2019 and is expected to become fully operational in the first quarter of 2020. We acquired our 15% interest from a third party via an initial net investment of $12.1 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Cactus II is accounted for under the equity method.

Newcastle system divestiture. In December 2018, the Newcastle system, located in Northeast Wyoming, was sold to a third party for $3.2 million, resulting in a net gain on sale of $0.6 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. We previously held a 50% interest in, and operated, the Newcastle system.

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for under the equity method by us, through our partnership interests in WES Operating as of September 30, 2019 (see Note 8—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We own the entire non-economic general partner interest in and control WES Operating GP, and our general partner is controlled by Occidental; therefore, prior asset acquisitions from Anadarko have been classified as transfers of net assets between entities under common control. As such, assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not equate to the total acquisition price paid by us. Further, subsequent to asset acquisitions from Anadarko, we were required to recast our financial statements to include the activities of acquired assets from the date of common control.
For reporting periods requiring recast, the consolidated financial statements for periods prior to the acquisition of assets from Anadarko are prepared from Anadarko’s historical cost-basis accounts and may not be necessarily indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership’s assets prior to the acquisitions from Anadarko as being “our” historical financial results.

EQUITY OFFERINGS

See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

WES common units. In February 2019, we issued 234,053,065 common units in connection with the Merger closing. See Note 1—Description of Business and Basis of Presentation and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

WES Operating common units. In February 2019, WES Operating (i) converted the IDRs and general partner units into 105,624,704 common units in connection with the Merger closing, and (ii) issued 45,760,201 common units as part of the AMA acquisition.

WES Operating Class C units. All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the Merger closing.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Total revenues and other (1)	$666,027	$587,900	$2,022,964	$1,607,032
Equity income, net – affiliates	53,893	54,215	175,483	133,874
Total operating expenses (1)	451,443	384,626	1,299,331	1,144,622
Gain (loss) on divestiture and other, net	248	65	(1,403)	351
Operating income (loss)	268,725	257,554	897,713	596,635
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(78,524)	(48,869)	(223,872)	(129,129)
Other income (expense), net	(67,894)	655	(161,577)	2,749
Income (loss) before income taxes	126,532	213,565	524,939	482,930
Income tax (benefit) expense	1,309	15,005	12,679	36,193
Net income (loss)	125,223	198,560	512,260	446,737
Net income attributable to noncontrolling interests	4,006	47,203	102,789	63,669
Net income (loss) attributable to Western Midstream Partners, LP (2)	$121,217	$151,357	$409,471	$383,068
Key performance metrics (3)
Adjusted gross margin	$599,644	$521,428	$1,783,814	$1,371,135
Adjusted EBITDA	410,213	385,819	1,271,463	1,009,103
Distributable cash flow	304,384	308,270	980,037	821,479

(1)
Revenues and other include amounts earned from services provided to our affiliates, and from the sale of residue and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services, and reimbursements of amounts paid by affiliates to third parties on our behalf. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.

(3)
Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics—Reconciliation of non-GAAP measures within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2019” refer to the comparison of the three months ended September 30, 2019, to the three months ended September 30, 2018; any increases or decreases “for the nine months ended September 30, 2019” refer to the comparison of the nine months ended September 30, 2019, to the nine months ended September 30, 2018; and any increases or decreases “for the three and nine months ended September 30, 2019” refer to the comparison of these 2019 periods to the corresponding three and nine month periods ended September 30, 2018.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating, and transportation	523	545	(4)%	526	531	(1)%
Processing	3,458	3,273	6%	3,484	3,206	9%
Equity investment (1)	390	301	30%	390	297	31%
Total throughput for natural gas assets	4,371	4,119	6%	4,400	4,034	9%
Throughput attributable to noncontrolling interests for natural gas assets (2)	172	168	2%	175	171	2%
Total throughput attributable to Western Midstream Partners, LP for natural gas assets	4,199	3,951	6%	4,225	3,863	9%
Throughput for crude oil, NGLs, and produced-water assets (MBbls/d)
Gathering, treating, transportation, and disposal	908	663	37%	849	470	81%
Equity investment (3)	307	290	6%	308	222	39%
Total throughput for crude oil, NGLs, and produced-water assets	1,215	953	27%	1,157	692	67%
Throughput attributable to noncontrolling interests for crude oil, NGLs, and produced-water assets (2)	24	19	26%	23	14	64%
Total throughput attributable to Western Midstream Partners, LP for crude oil, NGLs, and produced-water assets	1,191	934	28%	1,134	678	67%

(1)
Represents the 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.

(2)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests as of September 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola throughput.

Natural gas assets

Gathering, treating, and transportation throughput decreased by 22 MMcf/d and 5 MMcf/d for the three and nine months ended September 30, 2019, respectively, primarily due to production declines in areas around the Springfield gas gathering system, partially offset by increased production in areas around the Marcellus Interest systems. In addition, for the three months ended September 30, 2019, throughput decreased at the Bison facility due to production declines in the area.
Processing throughput increased by 185 MMcf/d and 278 MMcf/d for the three and nine months ended September 30, 2019, respectively, primarily due to (i) the start-up of Mentone Trains I and II at the West Texas complex in November 2018 and March 2019, respectively, and (ii) increased production in areas around the West Texas and DJ Basin complexes. These increases were partially offset by downstream constraints during the third quarter of 2019 that impacted our DJ Basin complex.

Equity investment throughput increased by 89 MMcf/d and 93 MMcf/d for the three and nine months ended September 30, 2019, respectively, primarily due to the acquisition of the interest in Red Bluff Express in January 2019, partially offset by decreased throughput at the Mi Vida and Ranch Westex plants due to affiliate volumes being diverted to the West Texas complex for processing following the start-up of Mentone Trains I and II in November 2018 and March 2019, respectively.

Crude oil, NGLs, and produced-water assets

Gathering, treating, transportation, and disposal throughput increased by 245 MBbls/d and 379 MBbls/d for the three and nine months ended September 30, 2019, respectively, primarily due to (i) increased throughput at the DBM water systems due to new water disposal systems that commenced operations during the third and fourth quarters of 2018, (ii) increased production in areas around the DJ Basin oil system, and (iii) increased throughput at the DBM oil system due to the ROTFs that commenced operations in the second quarter of 2018 and increased production in the area.
Equity investment throughput increased by 17 MBbls/d and 86 MBbls/d for the three and nine months ended September 30, 2019, respectively, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline due to additional committed volumes in 2019, and (ii) increased volumes on the Saddlehorn pipeline due to incentive tariffs and additional committed volumes effective beginning in the third quarter of 2019. For the three months ended September 30, 2019, these increases were partially offset by lower volumes on TEP due to the start-up of a competing third-party NGLs pipeline within the same region in the first quarter of 2019.

Service Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Service revenues – fee based	$587,965	$486,329	21%	$1,761,483	$1,311,963	34%
Service revenues – product based	9,476	23,336	(59)%	45,530	69,421	(34)%
Total service revenues	$597,441	$509,665	17%	$1,807,013	$1,381,384	31%

Service revenues – fee based increased by $101.6 million for the three months ended September 30, 2019, primarily due to increases of (i) $60.1 million at the West Texas complex due to increased throughput and a higher gathering fee effective January 2019, (ii) $18.5 million at the DBM water systems due to increased throughput, (iii) $16.3 million at the DJ Basin oil system due to increased throughput and a higher gathering fee due to a cost of service rate adjustment made during the fourth quarter of 2018, and (iv) $10.0 million at the DBM oil system due to increased throughput.
Service revenues – fee based increased by $449.5 million for the nine months ended September 30, 2019, primarily due to increases of (i) $224.2 million at the West Texas complex due to increased throughput and a higher gathering fee effective January 2019, (ii) $90.5 million at the DBM water systems due to increased throughput and new gathering and disposal agreements effective July 1, 2018, (iii) $46.9 million at the DJ Basin complex due to increased throughput, (iv) $43.6 million at the DJ Basin oil system due to increased throughput and a higher gathering fee due to a cost of service rate adjustment made during the fourth quarter of 2018, and (v) $41.5 million at the DBM oil system due to increased throughput and a higher average gathering fee due to a new agreement effective May 2018.
Service revenues – product based decreased by $13.9 million and $23.9 million for the three and nine months ended September 30, 2019, respectively, primarily due to (i) a third-party producer contract termination at the West Texas complex at the end of the first quarter of 2019 and (ii) a decrease in pricing across several systems.

Product Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Natural gas sales (1)	$13,358	$20,763	(36)%	$48,909	$62,825	(22)%
NGLs sales (1)	54,890	56,236	(2)%	165,941	161,114	3%
Total Product sales	$68,248	$76,999	(11)%	$214,850	$223,939	(4)%
Gross average sales price per unit (1):
Natural gas (per Mcf)	$1.29	$2.03	(36)%	$1.61	$2.17	(26)%
NGLs (per Bbl)	16.76	35.61	(53)%	20.91	32.73	(36)%

(1)
For the three and nine months ended September 30, 2018, includes the effects of commodity-price swap agreements for the MGR assets and DJ Basin complex, excluding the amounts considered above market with respect to these swap agreements that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Natural gas sales decreased by $7.4 million for the three months ended September 30, 2019, primarily due to decreases of (i) $4.9 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes sold, and (ii) $2.5 million at the DJ Basin complex due to a decrease in average price and volumes sold.
Natural gas sales decreased by $13.9 million for the nine months ended September 30, 2019, primarily due to a decrease of $26.6 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes sold. This decrease was partially offset by an increase of $13.9 million at the Hilight system primarily due to the reversal of a portion of an accrual for anticipated product-purchase costs recorded in 2018 associated with the shutdown of the Kitty Draw gathering system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
NGLs sales decreased by $1.3 million for the three months ended September 30, 2019, primarily due to decreases of $4.6 million, $4.2 million, and $4.0 million at the MGR assets, Chipeta complex, and DJ Basin complex, respectively, due to decreases in average prices and volumes sold. These decreases were offset by increases of (i) $7.1 million at the West Texas complex due to an increase in volumes sold, partially offset by a decrease in average price, and (ii) $3.7 million related to the expiration of the commodity-price swap agreements in December 2018.
NGLs sales increased by $4.8 million for the nine months ended September 30, 2019, primarily due to increases of (i) $11.5 million and $2.1 million at the DJ Basin and West Texas complexes, respectively, due to increases in volumes sold, partially offset by decreases in average prices, (ii) $5.9 million related to the expiration of the commodity-price swap agreements in December 2018, and (iii) $3.9 million at the DBM water systems due to an increase in volumes sold related to byproducts from the treatment of produced water. These increases were partially offset by decreases of (i) $10.2 million and $5.6 million at the MGR assets and Chipeta complex, respectively, due to decreases in average prices and volumes sold and (ii) $5.8 million at the Granger complex due to a decrease in average price, partially offset by an increase in volumes sold.

Equity Income, Net – Affiliates

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Equity income, net – affiliates	$53,893	$54,215	(1)%	$175,483	$133,874	31%

Equity income, net – affiliates increased by $41.6 million for the nine months ended September 30, 2019, primarily due to (i) the acquisition of the interest in Whitethorn LLC in June 2018 and (ii) increased volumes at FRP and the Saddlehorn pipeline. These increases were partially offset by a decrease in deficiency fees and volumes at TEP.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
NGLs purchases	$76,785	$72,526	6%	$252,460	$207,086	22%
Residue purchases	18,300	32,123	(43)%	69,920	88,697	(21)%
Other	2,715	(3,614)	(175)%	12,360	(4,774)	NM
Cost of product	97,800	101,035	(3)%	334,740	291,009	15%
Operation and maintenance	176,572	129,042	37%	467,832	338,626	38%
Total Cost of product and Operation and maintenance expenses	$274,372	$230,077	19%	$802,572	$629,635	27%

NM—Not Meaningful

NGL purchases increased by $4.3 million for the three months ended September 30, 2019, primarily due to an increase of $11.1 million at the West Texas complex due to an increase in volumes purchased, partially offset by a decrease in average price. This increase was partially offset by decreases of $3.9 million and $3.0 million at the Chipeta and DJ Basin complexes, respectively, due to decreases in average prices and volumes purchased.
NGL purchases increased by $45.4 million for the nine months ended September 30, 2019, primarily due to increases of (i) $51.4 million at the West Texas complex primarily due to an increase in volumes purchased, (ii) $6.3 million at the DJ Basin complex due to an increase in volumes purchased, partially offset by a decrease in average price, and (iii) $3.9 million at the DBM water systems due to an increase in volumes purchased related to byproducts from the treatment of produced water. These increases were partially offset by decreases of (i) $7.5 million and $6.4 million at the MGR assets and Chipeta complex, respectively, due to decreases in average prices and volumes purchased and (ii) $5.0 million at the Granger complex due to a decrease in average price, partially offset by an increase in volumes purchased.
Residue purchases decreased by $13.8 million for the three months ended September 30, 2019, primarily due to decreases of (i) $8.5 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes purchased, and (ii) $1.9 million at the DJ Basin complex due to decreases in average price and volumes purchased.
Residue purchases decreased by $18.8 million for the nine months ended September 30, 2019, primarily due to a decrease of $18.4 million at the West Texas complex due to a decrease in average price, partially offset by an increase in volumes purchased. This decrease was partially offset by an increase of $3.8 million at the DJ Basin complex due to an increase in volumes purchased, partially offset by a decrease in average price.
Other items increased by $6.3 million for the three months ended September 30, 2019, primarily due to an increase of $9.0 million at the West Texas complex due to changes in imbalance positions, partially offset by a decrease of $2.2 million at the Granger complex due to reduced fees recorded in the third quarter of 2019.
Other items increased by $17.1 million for the nine months ended September 30, 2019, primarily due to increases of (i) $11.7 million at the West Texas complex due to changes in imbalance positions and (ii) $4.0 million at the DJ Basin complex due to an increase in transportation costs.
Operation and maintenance expense increased by $47.5 million for the three months ended September 30, 2019, primarily due to increases of (i) $17.0 million at the DBM water systems due to new water disposal systems that commenced operations during the third and fourth quarters of 2018 and higher surface-use fees, and (ii) $12.8 million, $9.2 million, and $3.5 million at the West Texas complex, DJ Basin complex, and DBM oil system, respectively, all due to increases in surface maintenance and plant repairs, salaries and wages, and utilities expense.
Operation and maintenance expense increased by $129.2 million for the nine months ended September 30, 2019, primarily due to increases of (i) $48.5 million at the DBM water systems due to new water disposal systems that commenced operations during the third and fourth quarters of 2018 and higher surface-use fees, (ii) $29.6 million, $20.6 million, and $15.6 million at the West Texas complex, DJ Basin complex, and DBM oil system, respectively, due to increases in surface maintenance and plant repairs, salaries and wages, utilities expense, and contract labor and consulting services, (iii) $4.0 million at the DJ Basin oil system due to increases in surface maintenance and plant repairs, salaries and wages, and utilities expense, and (iv) $4.0 million at the Springfield system due to increases in surface maintenance and plant repairs and contract labor and consulting services.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
General and administrative (1)	$30,769	$16,022	92%	$83,640	$47,448	76%
Property and other taxes	15,281	13,146	16%	45,848	41,496	10%
Depreciation and amortization	127,914	97,479	31%	362,977	270,757	34%
Impairments	3,107	27,902	(89)%	4,294	155,286	(97)%
Total other operating expenses	$177,071	$154,549	15%	$496,759	$514,987	(4)%

(1)
Includes general and administrative expense incurred on and subsequent to the date of the acquisition of assets from Anadarko, and a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets.

General and administrative expenses increased by $14.7 million and $36.2 million for the three and nine months ended September 30, 2019, respectively, primarily due to increases of (i) $13.4 million and $32.0 million, respectively, of personnel costs for which we reimbursed Occidental pursuant to our omnibus agreements, primarily as a result of the rate-redetermination provisions in our omnibus agreements with Occidental, which resulted in a 30% increase in reimbursements for general and administrative expenses incurred on our behalf, which took effect January 1, 2019, and (ii) $2.5 million and $4.4 million, respectively, of expenses related to equity awards.
Property and other taxes increased by $2.1 million and $4.4 million for the three and nine months ended September 30, 2019, respectively, primarily due to ad valorem tax increases at the West Texas complex due to the start-up of Mentone Trains I and II in November 2018 and March 2019, respectively.
Depreciation and amortization expense increased by $30.4 million and $92.2 million for the three and nine months ended September 30, 2019, respectively, primarily due to increases of (i) $7.7 million and $30.4 million, respectively, at the West Texas complex, (ii) $6.8 million and $21.8 million, respectively, at the DBM water systems, (iii) $6.5 million and $16.8 million, respectively, at the DJ Basin complex, and (iv) $2.3 million and $12.1 million, respectively, at the DBM oil system, all due to capital projects being placed into service. In addition, for the three and nine months ended September 30, 2019, there was an increase of $4.4 million at the Hilight system due to an acceleration of depreciation expense. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.
Impairment expense for the three and nine months ended September 30, 2019, was primarily due to impairments of $2.5 million and $3.3 million, respectively, at the DJ Basin complex. For further information on impairment expense, see Note 7—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Impairment expense for the three and nine months ended September 30, 2018, was primarily due to impairments of (i) $5.1 million and $125.9 million, respectively, at the Third Creek gathering system and $1.7 million and $8.1 million, respectively, at the Kitty Draw gathering system (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (ii) $10.9 million at the GNB NGL pipeline, (iii) $5.6 million at the Chipeta complex, and (iv) $2.6 million at the DBM oil system.

Interest Income – Affiliates and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Long-term debt	$(83,712)	$(53,229)	57%	$(233,432)	$(143,436)	63%
Amortization of debt issuance costs and commitment fees	(3,139)	(2,054)	53%	(9,461)	(6,955)	36%
Capitalized interest	8,386	8,449	(1)%	20,933	25,283	(17)%
Affiliates
APCWH Note Payable	—	(2,035)	(100)%	(1,833)	(4,021)	(54)%
Finance lease liabilities	(59)	—	NM	(79)	—	NM
Interest expense	$(78,524)	$(48,869)	61%	$(223,872)	$(129,129)	73%

Interest expense increased by $29.7 million and $94.7 million for the three and nine months ended September 30, 2019, respectively, primarily due to (i) $21.0 million and $49.8 million, respectively, of interest incurred on the Term loan facility entered into in December 2018, (ii) $4.1 million and $23.4 million, respectively, of interest incurred on the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 that were issued in August 2018, and (iii) $8.0 million and $17.1 million, respectively, due to higher outstanding borrowings on the RCF in 2019. In addition, for the nine months ended September 30, 2019, interest expense increased $9.5 million due to interest incurred on the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 that were issued in March 2018.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Other income (expense), net	$(67,894)	$655	NM	$(161,577)	$2,749	NM

Other income (expense), net decreased by $68.5 million and $164.3 million for the three and nine months ended September 30, 2019, respectively, primarily due to non-cash losses of $68.3 million and $162.9 million, respectively, on interest-rate swaps resulting from a decrease in benchmark interest rates. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Income (loss) before income taxes	$126,532	$213,565	(41)%	$524,939	$482,930	9%
Income tax (benefit) expense	1,309	15,005	(91)%	12,679	36,193	(65)%
Effective tax rate	1%	7%		2%	7%

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of Texas margin tax.
Income attributable to the AMA assets prior to and including February 2019 was subject to federal and state income tax. Income earned on the AMA assets for periods subsequent to February 2019 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2019	2018	Inc/ (Dec)	2019	2018	Inc/ (Dec)
Adjusted gross margin for natural gas assets (1)	$401,380	$376,131	7%	$1,226,302	$1,048,185	17%
Adjusted gross margin for crude oil, NGLs, and produced-water assets (2)	198,264	145,297	36%	557,512	322,950	73%
Adjusted gross margin (3)	599,644	521,428	15%	1,783,814	1,371,135	30%
Adjusted gross margin per Mcf for natural gas assets (4)	1.04	1.03	1%	1.06	0.99	7%
Adjusted gross margin per Bbl for crude oil, NGLs, and produced-water assets (5)	1.81	1.69	7%	1.80	1.75	3%
Adjusted EBITDA (3)	410,213	385,819	6%	1,271,463	1,009,103	26%
Distributable cash flow (3)	304,384	308,270	(1)%	980,037	821,479	19%

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

(2)
Adjusted gross margin for crude oil, NGLs, and produced-water assets is calculated as total revenues and other for crude oil, NGLs, and produced-water assets (less reimbursements for electricity-related expenses recorded as revenue), less cost of product for crude oil, NGLs, and produced-water assets, plus distributions from our equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. See the reconciliation of Adjusted gross margin for crude oil, NGLs, and produced-water assets to its most comparable GAAP measure below.

(3)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the descriptions below.

(4)	Average for period. Calculated as Adjusted gross margin for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Midstream Partners, LP for natural gas assets.

(5)
Average for period. Calculated as Adjusted gross margin for crude oil, NGLs, and produced-water assets, divided by total throughput (MBbls/d) attributable to Western Midstream Partners, LP for crude oil, NGLs, and produced-water assets.

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations and our operating performance as compared to that of other companies in the midstream industry.
Adjusted gross margin increased by $78.2 million and $412.7 million for the three and nine months ended September 30, 2019, respectively, primarily due to (i) increased throughput at the West Texas complex, (ii) the start-up of new water disposal systems during the third and fourth quarters of 2018, (iii) increased throughput and a higher gathering fee due to a cost of service rate adjustment made during the fourth quarter of 2018 at the DJ Basin oil system, (iv) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system, and (v) the acquisition of the interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline. In addition, Adjusted gross margin increased for the nine months ended September 30, 2019, due to increased throughput at the DJ Basin complex.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf for natural gas assets and Adjusted gross margin per Bbl for crude oil, NGLs, and produced-water assets.
Adjusted gross margin per Mcf for natural gas assets increased by $0.01 and $0.07 for the three and nine months ended September 30, 2019, respectively, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural gas assets.

Adjusted gross margin per Bbl for crude oil, NGLs, and produced-water assets increased by $0.12 and $0.05 for the three and nine months ended September 30, 2019, respectively, primarily due to (i) increased throughput and a higher gathering fee due to a cost of service rate adjustment made during the fourth quarter of 2018 at the DJ Basin oil system, (ii) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system, and (iii) the acquisition of the interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline. These increases were partially offset by increased throughput at the DBM water systems, which has a lower per-Bbl margin than our other crude oil and NGLs assets.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, other income, and the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use to assess the following, among other measures:

•	our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis;

•	the ability of our assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.

Adjusted EBITDA increased by $24.4 million for the three months ended September 30, 2019, primarily due to (i) an increase of $78.1 million in total revenues and other, (ii) an increase of $4.5 million in distributions from equity investments, and (iii) a decrease of $3.3 million in cost of product (net of lower of cost or market inventory adjustments). These amounts were partially offset by (i) an increase of $47.5 million in operation and maintenance expenses and (ii) an increase of $12.2 million in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $262.4 million for the nine months ended September 30, 2019, primarily due to (i) an increase of $415.9 million in total revenues and other and (ii) an increase of $57.9 million in distributions from equity investments. These amounts were partially offset by (i) an increase of $129.2 million in operation and maintenance expenses, (ii) an increase of $43.7 million in cost of product (net of lower of cost or market inventory adjustments), and (iii) an increase of $31.7 million in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate, and NGLs under WES Operating’s commodity-price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less Service revenues – fee based recognized in Adjusted EBITDA in excess of (less than) customer billings, net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, income taxes, and Distributable cash flow attributable to noncontrolling interests to the extent such amounts are not excluded from Adjusted EBITDA. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of Distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts, and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.

While Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period. Furthermore, to the extent Distributable cash flow includes realized amounts recorded as capital contributions from Anadarko attributable to activity under our commodity-price swap agreements, it is not a reflection of our ability to generate cash from operations.
Distributable cash flow decreased by $3.9 million for the three months ended September 30, 2019, primarily due to (i) an increase of $29.6 million in net cash paid for interest expense and (ii) a decrease of $12.6 million in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by (i) an increase of $24.4 million in Adjusted EBITDA, (ii) $9.9 million of customer billings in excess of the amount recognized as Service revenues - fee based, and (iii) a decrease of $3.3 million in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $158.6 million for the nine months ended September 30, 2019, primarily due to (i) an increase of $262.4 million in Adjusted EBITDA and (ii) $31.2 million of customer billings in excess of the amount recognized as Service revenues - fee based. These amounts were partially offset by (i) an increase of $90.4 million in net cash paid for interest expense, (ii) a decrease of $33.3 million in the above-market component of the swap agreements with Anadarko, and (iii) an increase of $13.4 million in cash paid for maintenance capital expenditures.

Reconciliation of non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Distributable cash flow is net income (loss). Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss), and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.
Management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA, and Distributable cash flow compared to (as applicable) operating income (loss), net income (loss), and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.

The following tables present (a) a reconciliation of the GAAP financial measure of our operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of our net income (loss) and our net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, and (c) a reconciliation of the GAAP financial measure of our net income (loss) to the non-GAAP financial measure of Distributable cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$268,725	$257,554	$897,713	$596,635
Add:
Distributions from equity investments	71,005	66,493	203,540	145,650
Operation and maintenance	176,572	129,042	467,832	338,626
General and administrative	30,769	16,022	83,640	47,448
Property and other taxes	15,281	13,146	45,848	41,496
Depreciation and amortization	127,914	97,479	362,977	270,757
Impairments	3,107	27,902	4,294	155,286
Less:
Gain (loss) on divestiture and other, net	248	65	(1,403)	351
Equity income, net – affiliates	53,893	54,215	175,483	133,874
Reimbursed electricity-related charges recorded as revenues	23,969	17,485	60,747	50,204
Adjusted gross margin attributable to noncontrolling interests (1)	15,619	14,445	47,203	40,334
Adjusted gross margin	$599,644	$521,428	$1,783,814	$1,371,135
Adjusted gross margin for natural gas assets	$401,380	$376,131	$1,226,302	$1,048,185
Adjusted gross margin for crude oil, NGLs, and produced-water assets	198,264	145,297	557,512	322,950

(1)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests as of September 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$125,223	$198,560	$512,260	$446,737
Add:
Distributions from equity investments	71,005	66,493	203,540	145,650
Non-cash equity-based compensation expense	4,137	1,614	10,278	5,766
Interest expense	78,524	48,869	223,872	129,129
Income tax expense	1,309	15,005	12,679	36,193
Depreciation and amortization	127,914	97,479	362,977	270,757
Impairments	3,107	27,902	4,294	155,286
Other expense	67,961	33	161,813	184
Less:
Gain (loss) on divestiture and other, net	248	65	(1,403)	351
Equity income, net – affiliates	53,893	54,215	175,483	133,874
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income	—	655	—	2,749
Adjusted EBITDA attributable to noncontrolling interests (1)	10,601	10,976	33,495	30,950
Adjusted EBITDA	$410,213	$385,819	$1,271,463	$1,009,103
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$340,154	$335,869	$1,026,685	$965,195
Interest (income) expense, net	74,299	44,644	211,197	116,454
Uncontributed cash-based compensation awards	141	(55)	789	932
Accretion and amortization of long-term obligations, net	(3,651)	(1,283)	(6,499)	(4,659)
Current income tax (benefit) expense	(407)	(19,432)	6,078	(47,102)
Other (income) expense, net (2)	(495)	(655)	(1,397)	(2,749)
Distributions from equity investments in excess of cumulative earnings – affiliates	4,151	6,184	21,203	19,816
Changes in assets and liabilities:
Accounts receivable, net	12,418	56,281	9,750	64,853
Accounts and imbalance payables and accrued liabilities, net	(11,808)	(19,041)	69,390	(61,081)
Other items, net	6,012	(5,717)	(32,238)	(11,606)
Adjusted EBITDA attributable to noncontrolling interests (1)	(10,601)	(10,976)	(33,495)	(30,950)
Adjusted EBITDA	$410,213	$385,819	$1,271,463	$1,009,103
Cash flow information
Net cash provided by operating activities			$1,026,685	$965,195
Net cash used in investing activities			(3,134,643)	(1,798,702)
Net cash provided by (used in) financing activities			2,133,246	886,796

(1)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests as of September 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
Excludes non-cash losses on interest-rate swaps of $68.3 million and $162.9 million for the three and nine months ended September 30, 2019, respectively. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2019		2018	2019		2018
Reconciliation of Net income (loss) to Distributable cash flow and calculation of the Coverage ratio
Net income (loss)	$125,223		$198,560	$512,260		$446,737
Add:
Distributions from equity investments	71,005		66,493	203,540		145,650
Non-cash equity-based compensation expense	4,137		1,614	10,278		5,766
Non-cash settled interest expense, net	20		—	20		—
Income tax (benefit) expense	1,309		15,005	12,679		36,193
Depreciation and amortization	127,914		97,479	362,977		270,757
Impairments	3,107		27,902	4,294		155,286
Above-market component of swap agreements with Anadarko (1)	—		12,601	7,407		40,722
Other expense	67,961		33	161,813		184
Less:
Recognized Service revenues – fee based in excess of (less than) customer billings	(3,934)		6,014	(22,230)		8,971
Gain (loss) on divestiture and other, net	248		65	(1,403)		351
Equity income, net – affiliates	53,893		54,215	175,483		133,874
Cash paid for maintenance capital expenditures	29,298		32,620	94,888		81,537
Capitalized interest	8,386		8,449	20,933		25,283
Cash paid for (reimbursement of) income taxes	—		—	96		(87)
Other income	—		655	—		2,749
Distributable cash flow attributable to noncontrolling interests (2)	8,401		9,399	27,464		27,138
Distributable cash flow	$304,384		$308,270	$980,037		$821,479
Distributions declared
Distributions from WES Operating	$283,881			$843,804
Less: Cash reserve for the proper conduct of WES’s business	3,001			6,641
Distributions to WES unitholders (3)	$280,880			$837,163
Coverage ratio	1.08	x		1.17	x

(1)	See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests as of September 30, 2019. For a discussion of the impact to noncontrolling interests as a result of the Merger closing, see Noncontrolling interests within Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)	Reflects cash distributions of $0.62000 and $1.84800 per unit declared for the three and nine months ended September 30, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for capital expenditures, debt service, customary operating expenses, quarterly distributions, distributions to our noncontrolling interest owners, and strategic acquisitions. Our sources of liquidity as of September 30, 2019, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under the RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements, and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are completely dependent on our ability to generate favorable cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012 and have increased our quarterly distribution each quarter since the fourth quarter of 2012. The Board of Directors declared a cash distribution to unitholders for the third quarter of 2019 of $0.62000 per unit, or $280.9 million in aggregate. The cash distribution is payable on November 13, 2019, to our unitholders of record at the close of business on November 1, 2019.
Management continuously monitors our leverage position and coordinates our capital expenditure program, quarterly distributions, and acquisition strategy with our expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term debt issuances. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. As of September 30, 2019, we had a $203.6 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential need for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and expansion activity. The working capital deficit as of September 30, 2019, was primarily due to the costs incurred related to continued construction and expansion at the West Texas and DJ Basin complexes, DBM oil system, and DBM water systems. As of September 30, 2019, there was $1.8 billion available for borrowing under the RCF. See Note 9—Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. We categorize capital expenditures as one of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements, or to complete additional well connections to maintain existing system throughput and related cash flows; or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2019	2018
Acquisitions	$2,100,804	$162,112

Expansion capital expenditures	$852,378	$1,508,116
Maintenance capital expenditures	94,888	81,537
Total capital expenditures (1) (2)	$947,266	$1,589,653

Capital incurred (1) (3)	$826,713	$1,573,738

(1)
For the nine months ended September 30, 2019 and 2018, included $16.1 million and $24.8 million, respectively, of capitalized interest. For the nine months ended September 30, 2018, capitalized interest included $8.3 million of pre-acquisition capitalized interest for AMA.

(2)	Capital expenditures for the nine months ended September 30, 2018, included $640.6 million of pre-acquisition capital expenditures for AMA.

(3)	Capital incurred for the nine months ended September 30, 2018, included $650.3 million of pre-acquisition capital incurred for AMA.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. Acquisitions during 2018 included a 20% interest in Whitethorn LLC, a 15% interest in Cactus II, and equipment purchases from affiliates. See Note 3—Acquisitions and Divestitures and Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $642.4 million for the nine months ended September 30, 2019. Expansion capital expenditures decreased by $655.7 million (including an $8.7 million decrease in capitalized interest) for the nine months ended September 30, 2019, primarily due to decreases of (i) $354.3 million at the West Texas complex primarily due to the completion of Mentone Trains I and II that commenced operations in November 2018 and March 2019, respectively, (ii) $220.5 million at the DBM oil system primarily due to the completion of the ROTFs that commenced operations in the second quarter of 2018, and (iii) $155.7 million at the DBM water systems due to the completion of the water systems that commenced operations in the third and fourth quarters of 2018. These decreases were partially offset by an increase of $64.8 million at the DJ Basin complex primarily due to ongoing construction of the Latham processing plant. Maintenance capital expenditures increased by $13.4 million for the nine months ended September 30, 2019, primarily due to increases at the DBM oil system and DJ Basin complex.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2019	2018
Net cash provided by (used in):
Operating activities	$1,026,685	$965,195
Investing activities	(3,134,643)	(1,798,702)
Financing activities	2,133,246	886,796
Net increase (decrease) in cash and cash equivalents	$25,288	$53,289

Operating Activities. Net cash provided by operating activities increased for the nine months ended September 30, 2019, primarily due to increases in distributions from equity investments and the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2019, included the following:

•	$2.0 billion of cash paid for the acquisition of AMA;

•	$947.3 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system, and DBM water systems;

•	$108.1 million of capital contributions primarily paid to Cactus II, the TEFR Interests, Whitethorn LLC, Red Bluff Express, and White Cliffs for construction activities;

•	$92.5 million of cash paid for the acquisition of our interest in Red Bluff Express; and

•	$21.2 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the nine months ended September 30, 2018, included the following:

•	$1.6 billion of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system, and DBM water systems;

•	$161.9 million of cash paid for the acquisitions of our interests in Whitethorn LLC and Cactus II;

•	$67.1 million of capital contributions paid to Cactus II, the TEFR Interests, Whitethorn LLC, and White Cliffs for construction activities; and

•	$19.8 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2019, included the following:

•
$3.0 billion of borrowings under the Term loan facility, net of issuance costs, which were used to fund the acquisition of AMA, to repay the APCWH Note Payable, and to repay amounts outstanding under the RCF;

•	$940.0 million of borrowings under the RCF, which were used for general partnership purposes, including to fund capital expenditures;

•	$458.8 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$1.0 billion of repayments of outstanding borrowings under the RCF;

•	$688.2 million of distributions paid to WES unitholders;

•	$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•	$112.4 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019; and

•	$5.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

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

•
$738.1 million of net proceeds from the offering of the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 in August 2018, after underwriting and original issue discounts and offering costs, which were used to repay the maturing 2.600% Senior Notes due August 2018, repay amounts outstanding under the RCF and for general partnership purposes, including to fund capital expenditures;

•	$316.8 million of borrowings under the RCF, net of extension costs, which were used for general partnership purposes, including to fund capital expenditures;

•	$265.5 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$156.7 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$40.7 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$690.0 million of repayments of outstanding borrowings under the RCF;

•	$372.2 million of distributions paid to WES unitholders;

•	$350.0 million of principal repayment on the maturing 2.600% Senior Notes due August 2018;

•	$287.4 million of distributions paid to the noncontrolling interest owners of WES Operating; and

•	$9.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of September 30, 2019, the carrying value of outstanding debt was $7.7 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At September 30, 2019, WES Operating was in compliance with all covenants under the relevant governing indentures.

WGP RCF. In February 2018, we voluntarily reduced aggregate commitments of the lenders under the WGP RCF to $35.0 million. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

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
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions.
As of September 30, 2019, there was $160.0 million of outstanding borrowings and $4.6 million of outstanding letters of credit, resulting in $1.8 billion available for borrowing under the RCF. At September 30, 2019, the interest rate on any outstanding RCF borrowings was 3.34% and the facility fee rate was 0.20%. At September 30, 2019, WES Operating was in compliance with all covenants under the RCF.

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
In July 2019, WES Operating entered into an amendment to the Term loan facility to (i) extend the maturity date from February 2020 to December 2020, (ii) increase the commitments available under the Term loan facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which was subsequently drawn by WES Operating on September 13, 2019, and used to repay outstanding borrowings under the RCF, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the Term loan facility to allow for a $1.0 billion exclusion for debt offering proceeds.
As of September 30, 2019, there was $3.0 billion of outstanding borrowings under the Term loan facility that were subject to an interest rate of 3.42%. WES Operating was in compliance with all covenants under the Term loan facility as of September 30, 2019.

All of WES Operating’s notes and obligations under the RCF and Term loan facility are recourse to WES Operating GP. WES Operating GP is indemnified by wholly owned subsidiaries of Occidental against any claims made against WES Operating GP for WES Operating’s long-term debt and/or borrowings under the RCF and Term loan facility.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest, which was payable upon maturity at the applicable mid-term federal rate based on a quarterly compounding basis as determined by the U.S. Secretary of the Treasury. The APCWH Note Payable was repaid upon Merger completion (see Executive Summary—Merger transactions within this Item 2).

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional amount of $750.0 million and $375.0 million, respectively, to manage interest rate risk associated with anticipated debt issuances. Pursuant to these swap agreements, a floating interest rate indexed to the three-month LIBOR was exchanged for a fixed interest rate. Depending on market conditions, liability management actions, or other factors, WES Operating may settle or amend certain or all of the currently outstanding interest-rate swaps.
We do not apply hedge accounting and, therefore, gains and losses associated with currently outstanding interest-rate swaps are recognized currently in earnings. For the three and nine months ended September 30, 2019, non-cash losses of $68.3 million and $162.9 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations. The fair value of the interest-rate swaps was a liability of $170.9 million at September 30, 2019, which is reported within Accrued liabilities on the consolidated balance sheets. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered or volumes owed pursuant to gas imbalance agreements. We examine and monitor the creditworthiness of third-party customers and may establish credit limits for third-party customers. We do not, however, maintain a credit limit with respect to Occidental. Consequently, we are subject to the risk of non-payment or late payment by Occidental for gathering, processing, transportation, and disposal fees and for proceeds from the sale of residue, NGLs, and condensate to Occidental.
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Occidental for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko. We also are party to agreements with Occidental under which Occidental is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits, and income taxes with respect to the assets previously acquired from Anadarko. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Our ability to make distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation and disposal agreements, natural gas and NGLs purchase agreements, Anadarko’s note payable to WES Operating, our and WES Operating’s omnibus agreements, the services and secondment agreement, or the contribution agreements.

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

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WES Operating. The differences between net income (loss) attributable to WES and net income (loss) attributable to WES Operating are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2019	2018	2019	2018
Net income (loss) attributable to WES	$121,217	$151,357	$409,471	$383,068
Limited partner interests in WES Operating not held by WES (1)	2,509	46,213	97,471	56,883
General and administrative expenses (2)	1,697	691	5,907	2,219
Other income (expense), net	(8)	(57)	(71)	(140)
Interest expense	—	325	245	1,696
Net income (loss) attributable to WES Operating	$125,415	$198,529	$513,023	$443,726

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. As of September 30, 2019 and 2018, the public held a 0% and 59.4% limited partner interest in WES Operating, respectively. Other subsidiaries of Occidental separately held a 2.0% and 9.5% limited partner interest in WES Operating as of September 30, 2019 and 2018, respectively. Immediately prior to the Merger closing, the IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and upon Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2019	2018
WES net cash provided by operating activities	$1,026,685	$965,195
General and administrative expenses (1)	5,907	2,219
Non-cash equity-based compensation expense	(1,255)	(214)
Changes in working capital	638	(442)
Other income (expense), net	(71)	(140)
Interest expense	245	1,696
Debt related amortization and other items, net	(20)	(776)
WES Operating net cash provided by operating activities	$1,032,129	$967,538

WES net cash provided by (used in) financing activities	$2,133,246	$886,796
Distributions to WES unitholders (2)	688,193	372,189
Distributions to WES from WES Operating (3)	(722,282)	(375,975)
Registration expenses related to the issuance of WES common units	855	—
WGP RCF costs	—	8
WGP RCF repayments	28,000	—
WES Operating net cash provided by (used in) financing activities	$2,128,012	$883,018

(1)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

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

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% third-party interest in Chipeta (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).

WES Operating distributions. WES Operating distributes all of its available cash (as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days following each quarter’s end.
Immediately prior to the Merger closing, the WES Operating IDRs and general partner units were converted into WES Operating common units, and upon Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. Beginning with the first quarter of 2019, WES Operating makes distributions to WES and WGRAH, a subsidiary of Occidental, in respect of their proportionate share of limited partner interests in WES Operating. For the quarters ended March 31, 2019 and June 30, 2019, WES Operating distributed $283.3 million and $288.1 million, respectively, to its limited partners. For the quarter ended September 30, 2019, WES Operating will distribute $289.7 million to its limited partners. See Note 5.

WES Operating LTIP. Concurrent with Merger closing, we assumed the Western Gas Partners, LP 2017 Long-Term Incentive Plan. See Note 6—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects, and various operating and finance leases. Refer to Note 10—Debt and Interest Expense, Note 12—Commitments and Contingencies, and Note 11—Leases in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of September 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than short-term operating leases and standby letters of credit. The information pertaining to operating leases and standby letters of credit required for this item is provided under Note 1—Description of Business and Basis of Presentation, Note 11—Leases, and Note 10—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements for which Occidental is typically responsible for the marketing of the natural gas, condensate, and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced and the processed natural gas, or value of the natural gas, is returned to the producer, and because some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
For the nine months ended September 30, 2019, 92% of our wellhead natural gas volumes (excluding equity investments) and 100% of our crude oil, NGLs, and produced-water throughput (excluding equity investments) were attributable to fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of imbalances described below.
We bear a limited degree of commodity-price risk with respect to settlement of natural gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, and for instances where actual liquids recovery or fuel usage varies from contractually stipulated amounts. Natural gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally, reflect market index prices. Other natural gas volumes owed to or by us are valued at our weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. The Federal Open Market Committee raised its target range for the federal funds rate four separate times during 2018 and has decreased its target range three times in 2019. Any future increases in the federal funds rate will ultimately result in an increase in short-term financing costs. As of September 30, 2019, we had $160.0 million in outstanding borrowings under the RCF and $3.0 billion in outstanding borrowings under the Term loan facility. The RCF and Term loan facility each bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on outstanding borrowings under the RCF and Term loan facility, it would impact the fair value of the Senior Notes at September 30, 2019.

In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements to manage interest rate risk associated with anticipated debt issuances. At September 30, 2019, we had a net derivative liability position of $170.9 million related to interest-rate swaps. A 10% increase or decrease in the LIBOR interest rate curve would change the aggregate fair value of outstanding interest-rate swap agreements by $23.7 million. However, any change in the interest rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with anticipated debt issuances. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES and WES Operating’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting. On August 8, 2019, Anadarko, the indirect general partner and majority unitholder of WES, was acquired by Occidental pursuant to the Occidental Merger. Occidental has started the process of integrating Anadarko and its internal control processes, resulting in certain of Anadarko’s internal controls shared by WES and WES Operating being superseded by Occidental’s internal controls. With the exception of Occidental shared controls, there were no changes in WES or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, WES or WES Operating’s internal control over financial reporting.

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
Except as discussed above, we are not a party to any legal, regulatory, or administrative proceedings other than proceedings arising in the ordinary course of business. Management believes that there are no such proceedings for which a final disposition could have a material adverse effect on results of operations, cash flows, or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below and those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2018, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Occidental’s business, see Item 1A under Part I in Occidental’s Form 10-K for the year ended December 31, 2018, Occidental’s quarterly reports on Form 10-Q and Occidental’s other public filings, press releases, and public discussions with Occidental management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Following the closing of the Occidental Merger, Occidental owns and controls our general partner. Occidental’s ownership of our general partner may result in conflicts of interest.

Following the completion of the Occidental Merger, the directors and officers of our general partner and its affiliates have duties to manage our general partner in a manner that is beneficial to Occidental, who is the indirect owner of our general partner. At the same time, our general partner has duties to manage us in a manner that is beneficial to our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to Occidental. As a result of these conflicts of interest, our general partner may favor its own interest or the interests of Occidental or its owners or affiliates over the interest of our unitholders. Furthermore, we have historically relied on Anadarko for a substantial portion of the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose of.
Now that the Occidental Merger has been completed, our future prospects will depend upon Occidental’s growth strategy, midstream operational philosophy, and drilling program, including the level of drilling and completion activity by Occidental in acreage dedicated to us. Additional conflicts may also arise in the future following the Occidental Merger associated with (1) the allocation of capital and the allocation of operational and administrative costs between Occidental and us, (2) the amount of time devoted by the officers and directors of Occidental to its business in relation to us, and (3) future business opportunities that are pursued by Occidental and us.

Any future credit rating downgrade could negatively impact our cost of and ability to access capital.

Our costs of borrowing and ability to access the capital markets are affected not only by market conditions, but also by the credit rating assigned to WES Operating’s debt by the major credit rating agencies. As of September 30, 2019, WES Operating’s long-term debt was rated “BBB-” by Standard and Poor’s (“S&P”), “BBB-” by Fitch Ratings, and “Ba1” by Moody’s Investors Service (“Moody’s”). In October 2019, S&P changed its outlook on WES Operating’s credit rating from “developing” to “negative.” Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt in the public debt markets and negatively impact our cost of capital and ability to effectively execute aspects of our strategy.
In addition, future downgrades could trigger our obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas sales contracts. At September 30, 2019, there were $4.6 million in letters of credit or cash provided as assurance of our performance under these type of contractual arrangements with respect to credit-risk-related contingent features. Based on the interest-rate derivative liability positions as of September 30, 2019, if WES Operating’s credit ratings from both S&P and Moody’s were below the investment grade thresholds of BBB- and Baa3, respectively, cash collateral of up to approximately $78.3 million would have been required to be posted as of September 30, 2019.

Implementation of new Colorado Senate Bill 19-181 may increase costs and limit oil and natural gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.

On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) has changed from fostering energy development in the state, to instead regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural gas operations within their jurisdictions including in a manner that may be more stringent than state-level rules, and a few local governments have passed temporary moratorium on new oil and natural gas projects until the local governments have passed their own rules implementing the new law. The composition of the COGCC commissioners has also been changed under the new law, with the COGCC adding a commissioner with public health expertise. The COGCC is now tasked with undertaking several reviews of existing regulations and new or amended rulemakings, with priority given to implementing the new public health, safety, and environmental priorities; cumulative impacts; and local government assistance and interaction. Moreover, the new law requires the Colorado Department of Public Health and Environment’s Air Division to adopt additional air quality rules to minimize emissions from oil and natural gas activities. While the COGCC has already rejected calls for a complete moratorium on new oil and natural gas projects, it issued a set of “Objective Criteria” in May 2019 upon which the COGCC will determine whether a pending permit will be subject to “additional review” to determine compliance with Senate Bill 19-181, pending completion of certain COGCC rulemakings necessary to implement the new law. Timing for issuance of new or amended rules pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Implementation of this new law could limit operations, including due to delays in the state issuing new drilling permits, and result in increased operational costs, which developments could have a material adverse effect on our customers in Colorado, which could significantly reduce demand for our midstream services in the state.

We are exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to our gathering, processing, transportation, and disposal agreements, could reduce our ability to make distributions to our unitholders.

On some of our systems, we rely on third-party customers for substantially all of our revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts, or otherwise, could reduce our ability to make cash distributions to our unitholders. Further, to the extent any of our third-party customers is in financial distress or enters bankruptcy proceedings, the related customer contracts may be renegotiated at lower rates or rejected altogether. For example, Sanchez Energy Corporation, which is the upstream operator for substantially all of the natural gas, crude oil, and NGLs we gather and process in the Eagleford Basin, and which directly represents 9% of our natural gas gathering, treating, and transportation volumes, 1% of our crude oil, NGLs, and produced-water volumes (excluding equity investment volumes), and directly and indirectly 6% of our natural gas processing volumes, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 12, 2019. As a result, our earnings in the Eagleford Basin could be materially and adversely impacted. Any materially negative impact on such earnings may also result in impairments to the carrying value of our Eagleford assets.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code, upon which we rely for our status as a partnership for U.S. federal income tax purposes.
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

WES Operating common units issued in connection with the Merger. On February 28, 2019, WES, WES Operating, Anadarko, and certain of their affiliates completed the transactions contemplated by the Merger Agreement. Immediately prior to the Merger closing, (i) the Class C units converted into WES Operating common units on a one-for-one basis; (ii) WES Operating and WES Operating GP caused the conversion of the IDRs and the 2,583,068 general partner units in WES Operating held by WES Operating GP into a non-economic general partner interest in WES Operating and 105,624,704 WES Operating common units, and (iii) WES Operating issued 45,760,201 common units to subsidiaries of Anadarko as consideration for AMA.

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

*	101.	INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*	101.	SCH	Inline XBRL Schema Document
*	101.	CAL	Inline XBRL Calculation Linkbase Document
*	101.	DEF	Inline XBRL Definition Linkbase Document
*	101.	LAB	Inline XBRL Label Linkbase Document
*	101.	PRE	Inline XBRL Presentation Linkbase Document
*	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

November 4, 2019
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 4, 2019
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 4, 2019
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 4, 2019
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)