Form 10-Q
period 2020-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2020-05-05
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009

	Former address:
Western Midstream Partners, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380
Western Midstream Operating, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of April 30, 2020:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	443,971,409
Western Midstream Operating, LP	None	None	None	None

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
Anadarko note receivable: The 30-year $260.0 million note established in May 2008 between WES Operating and Anadarko as the borrower. The note bears interest at a fixed annual rate of 6.50%, payable quarterly. Following the Occidental Merger, Occidental became the ultimate counterparty.
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
December 2019 Agreements: Certain agreements entered into on December 31, 2019, including (i) agreements between the Partnership and certain of its subsidiaries, including WES Operating and WES Operating GP, and Occidental and/or certain of its subsidiaries, including Anadarko, and (ii) amendments to WES Operating’s debt agreements. For a description of the December 2019 Agreements, see Executive Summary under Part I, Item 2 of this Form 10-Q.
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
Related parties: Occidental and the Partnership’s equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn LLC, Cactus II, Saddlehorn, Panola, Mi Vida, Ranch Westex, and Red Bluff Express.
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
TEFR Interests: The interests in TEP, TEG, and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
Term loan facility: WES Operating’s senior unsecured credit facility entered into in connection with the Merger, which was repaid and terminated in January 2020.
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
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2020	2019
Revenues and other – related parties
Service revenues – fee based	$447,783	$326,642
Service revenues – product based	2,978	1,352
Product sales	31,624	50,443
Total revenues and other – related parties	482,385	378,437
Revenues and other – third parties
Service revenues – fee based	253,613	253,332
Service revenues – product based	12,943	18,027
Product sales	25,025	21,690
Other	347	397
Total revenues and other – third parties	291,928	293,446
Total revenues and other	774,313	671,883
Equity income, net – related parties	61,347	57,992
Operating expenses
Cost of product (1)	103,270	114,063
Operation and maintenance (1)	159,191	142,829
General and administrative (1)	40,465	22,844
Property and other taxes	18,476	16,285
Depreciation and amortization	132,319	113,946
Long-lived asset impairments	155,785	390
Goodwill impairment	441,017	—
Total operating expenses	1,050,523	410,357
Gain (loss) on divestiture and other, net	(40)	(590)
Operating income (loss)	(214,903)	318,928
Interest income – related parties	4,225	4,225
Interest expense	(88,586)	(65,876)
Gain (loss) on early extinguishment of debt	7,345	—
Other income (expense), net (2)	(1,761)	(35,206)
Income (loss) before income taxes	(293,680)	222,071
Income tax expense (benefit)	(4,280)	10,092
Net income (loss)	(289,400)	211,979
Net income (loss) attributable to noncontrolling interests	(32,873)	93,319
Net income (loss) attributable to Western Midstream Partners, LP	$(256,527)	$118,660
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$(256,527)	$118,660
Pre-acquisition net (income) loss allocated to Anadarko	—	(29,116)
General partner interest in net (income) loss	5,131	—
Limited partners’ interest in net income (loss) (3)	(251,396)	89,544
Net income (loss) per common unit – basic and diluted (3)	$(0.57)	$0.30
Weighted-average common units outstanding – basic and diluted	443,971	299,556

(1)
Cost of product includes product purchases from related parties (as defined in Note 1) of $77.9 million and $56.2 million for the three months ended March 31, 2020 and 2019, respectively. Operation and maintenance includes charges from related parties of $32.8 million and $39.1 million for the three months ended March 31, 2020 and 2019, respectively. General and administrative includes charges from related parties of $21.9 million and $18.9 million for the three months ended March 31, 2020 and 2019, respectively. See Note 6.

(2)	Includes losses associated with the interest-rate swap agreements for the three months ended March 31, 2019. See Note 11.

(3)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$152,282	$99,962
Accounts receivable, net (1)	257,239	260,512
Other current assets (2)	81,027	41,938
Total current assets	490,548	402,412
Note receivable – Anadarko (3)	257,885	260,000
Property, plant, and equipment
Cost	12,545,357	12,355,671
Less accumulated depreciation	3,558,626	3,290,740
Net property, plant, and equipment	8,986,731	9,064,931
Goodwill	4,783	445,800
Other intangible assets	800,482	809,391
Equity investments	1,292,104	1,285,717
Other assets (4)	76,465	78,202
Total assets	$11,908,998	$12,346,453
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$219,628	$293,128
Short-term debt (5)	11,184	7,873
Accrued ad valorem taxes	52,175	35,160
Accrued liabilities (6)	166,738	149,793
Total current liabilities	449,725	485,954
Long-term liabilities
Long-term debt	8,088,761	7,951,565
Deferred income taxes	16,731	18,899
Asset retirement obligations	339,454	336,396
Other liabilities (7)	222,042	208,346
Total long-term liabilities	8,666,988	8,515,206
Total liabilities	9,116,713	9,001,160
Equity and partners’ capital
Common units (443,971,409 units issued and outstanding at March 31, 2020, and December 31, 2019)	2,684,136	3,209,947
General partner units (9,060,641 units issued and outstanding at March 31, 2020, and December 31, 2019) (8)	(24,990)	(14,224)
Total partners’ capital	2,659,146	3,195,723
Noncontrolling interests	133,139	149,570
Total equity and partners’ capital	2,792,285	3,345,293
Total liabilities, equity, and partners’ capital	$11,908,998	$12,346,453

(1)	Accounts receivable, net includes amounts receivable from related parties (as defined in Note 1) of $124.9 million and $113.3 million as of March 31, 2020, and December 31, 2019, respectively.

(2)	Other current assets includes related-party amounts of $9.0 million and $5.0 million as of March 31, 2020, and December 31, 2019, respectively.

(3)	Note receivable – Anadarko is presented net of a $2.1 million allowance for expected credit losses as of March 31, 2020. See Note 1.

(4)
Other assets includes related-party amounts of $59.7 million and $60.2 million as of March 31, 2020, and December 31, 2019, respectively. Other assets also includes $2.0 million and $4.5 million of NGLs line fill as of March 31, 2020, and December 31, 2019, respectively.

(5)	Short-term debt includes related-party amounts for finance leases of $2.6 million and $7.9 million as of March 31, 2020, and December 31, 2019, respectively.

(6)	Accrued liabilities includes related-party amounts of $2.5 million and $3.1 million as of March 31, 2020, and December 31, 2019, respectively.

(7)	Other liabilities includes related-party amounts of $107.8 million and $97.8 million as of March 31, 2020, and December 31, 2019, respectively.

(8)	See Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	(251,396)	(5,131)	(32,873)	(289,400)
Distributions to Chipeta noncontrolling interest owner	—	—	(1,738)	(1,738)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,807)	(5,807)
Distributions to Partnership unitholders	(276,151)	(5,635)	—	(281,786)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	—	4,105
Equity-based compensation expense	1,129	—	—	1,129
Net contributions from (distributions to) related parties (1)	489	—	20,000	20,489
Balance at March 31, 2020	$2,684,136	$(24,990)	$133,139	$2,792,285

(1)	See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (1)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	7,407
WES Operating equity transactions, net (3)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from related parties (4)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541

(1)	See Note 1.

(2)	See Note 6.

(3)	For the three months ended March 31, 2019, the $752.8 million decrease to partners’ capital, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million.

(4)	The amounts allocated to common unitholders and noncontrolling interests represent a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(289,400)	$211,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,319	113,946
Long-lived asset impairments	155,785	390
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	5,234	2,368
Deferred income taxes	(2,168)	4,065
Accretion and amortization of long-term obligations, net	2,100	1,511
Equity income, net – related parties	(61,347)	(57,992)
Distributions from equity-investment earnings – related parties	60,868	54,221
(Gain) loss on divestiture and other, net	40	590
(Gain) loss on early extinguishment of debt	(7,345)	—
(Gain) loss on interest-rate swaps	—	35,638
Other	2,287	7
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	7,702	9,486
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(28,924)	(55,529)
Change in other items, net	(24,857)	22,393
Net cash provided by operating activities	393,311	343,073
Cash flows from investing activities
Capital expenditures	(172,816)	(386,144)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments - related parties	(10,960)	(36,543)
Distributions from equity investments in excess of cumulative earnings – related parties	5,052	7,792
Proceeds from the sale of assets to third parties	—	(33)
Net cash used in investing activities	(178,724)	(2,515,732)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,586,173	2,430,750
Repayments of debt (2)	(3,470,139)	(467,595)
Increase (decrease) in outstanding checks	(7,308)	(5,890)
Registration expenses related to the issuance of Partnership common units	—	(855)
Distributions to Partnership unitholders (3)	(281,786)	(131,910)
Distributions to Chipeta noncontrolling interest owner	(1,738)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	(5,807)	(100,999)
Net contributions from (distributions to) related parties	20,489	451,591
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments	(2,151)	—
Net cash provided by (used in) financing activities	(162,267)	2,180,564
Net increase (decrease) in cash and cash equivalents	52,320	7,905
Cash and cash equivalents at beginning of period	99,962	92,142
Cash and cash equivalents at end of period	$152,282	$100,047
Supplemental disclosures
Interest paid, net of capitalized interest	$75,844	$76,871
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	120,233	203,509

(1)	For the three months ended March 31, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.

(2)	For the three months ended March 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(3)	See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2020	2019
Revenues and other – related parties
Service revenues – fee based	$447,783	$326,642
Service revenues – product based	2,978	1,352
Product sales	31,624	50,443
Total revenues and other – related parties	482,385	378,437
Revenues and other – third parties
Service revenues – fee based	253,613	253,332
Service revenues – product based	12,943	18,027
Product sales	25,025	21,690
Other	347	397
Total revenues and other – third parties	291,928	293,446
Total revenues and other	774,313	671,883
Equity income, net – related parties	61,347	57,992
Operating expenses
Cost of product (1)	103,270	114,063
Operation and maintenance (1)	159,191	142,829
General and administrative (1)	39,058	20,560
Property and other taxes	18,476	16,285
Depreciation and amortization	132,319	113,946
Long-lived asset impairments	155,785	390
Goodwill impairment	441,017	—
Total operating expenses	1,049,116	408,073
Gain (loss) on divestiture and other, net	(40)	(590)
Operating income (loss)	(213,496)	321,212
Interest income – related parties	4,225	4,225
Interest expense	(88,586)	(65,631)
Gain (loss) on early extinguishment of debt	7,345	—
Other income (expense), net (2)	(1,763)	(35,264)
Income (loss) before income taxes	(292,275)	224,542
Income tax expense (benefit)	(4,280)	10,092
Net income (loss)	(287,995)	214,450
Net income attributable to noncontrolling interest	(27,665)	1,854
Net income (loss) attributable to Western Midstream Operating, LP	$(260,330)	$212,596
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$(260,330)	$212,596
Pre-acquisition net (income) loss allocated to Anadarko	—	(29,116)
Common and Class C limited partners’ interest in net income (loss) (3)	(260,330)	183,480

(1)
Cost of product includes product purchases from related parties (as defined in Note 1) of $77.9 million and $56.2 million for the three months ended March 31, 2020 and 2019, respectively. Operation and maintenance includes charges from related parties of $32.8 million and $39.1 million for the three months ended March 31, 2020 and 2019, respectively. General and administrative includes charges from related parties of $21.7 million and $18.5 million for the three months ended March 31, 2020 and 2019, respectively. See Note 6.

(2)	Includes losses associated with the interest-rate swap agreements for the three months ended March 31, 2019. See Note 11.

(3)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$148,760	$98,122
Accounts receivable, net (1)	249,843	260,748
Other current assets (2)	79,324	39,914
Total current assets	477,927	398,784
Note receivable – Anadarko (3)	257,885	260,000
Property, plant, and equipment
Cost	12,545,357	12,355,671
Less accumulated depreciation	3,558,626	3,290,740
Net property, plant, and equipment	8,986,731	9,064,931
Goodwill	4,783	445,800
Other intangible assets	800,482	809,391
Equity investments	1,292,104	1,285,717
Other assets (4)	76,465	78,202
Total assets	$11,896,377	$12,342,825
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$219,489	$293,128
Short-term debt (5)	11,184	7,873
Accrued ad valorem taxes	52,175	35,160
Accrued liabilities (6)	160,175	149,639
Total current liabilities	443,023	485,800
Long-term liabilities
Long-term debt	8,088,761	7,951,565
Deferred income taxes	16,731	18,899
Asset retirement obligations	339,454	336,396
Other liabilities (7)	222,042	208,346
Total long-term liabilities	8,666,988	8,515,206
Total liabilities	9,110,011	9,001,006
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2020, and December 31, 2019)	2,756,583	3,286,620
Total partners’ capital	2,756,583	3,286,620
Noncontrolling interest	29,783	55,199
Total equity and partners’ capital	2,786,366	3,341,819
Total liabilities, equity, and partners’ capital	$11,896,377	$12,342,825

(1)	Accounts receivable, net includes amounts receivable from related parties (as defined in Note 1) of $117.5 million and $113.6 million as of March 31, 2020, and December 31, 2019, respectively.

(2)	Other current assets includes related-party amounts of $9.0 million and $5.0 million as of March 31, 2020, and December 31, 2019, respectively.

(3)	Note receivable – Anadarko is presented net of a $2.1 million allowance for expected credit losses as of March 31, 2020. See Note 1.

(4)
Other assets includes related-party amounts of $59.7 million and $60.2 million as of March 31, 2020, and December 31, 2019, respectively. Other assets also includes $2.0 million and $4.5 million of NGLs line fill as of March 31, 2020, and December 31, 2019, respectively.

(5)	Short-term debt includes related-party amounts for finance leases of $2.6 million and $7.9 million as of March 31, 2020, and December 31, 2019, respectively.

(6)	Accrued liabilities includes related-party amounts of $2.5 million and $3.1 million as of March 31, 2020, and December 31, 2019, respectively.

(7)	Other liabilities includes related-party amounts of $107.8 million and $97.8 million as of March 31, 2020, and December 31, 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	$3,341,819
Net income (loss)	(260,330)	(27,665)	(287,995)
Distributions to Chipeta noncontrolling interest owner	—	(1,738)	(1,738)
Distributions to WES Operating unitholders	(290,314)	—	(290,314)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	4,105
Net contributions from (distributions to) related parties (1)	20,489	—	20,489
Balance at March 31, 2020	$2,756,583	$29,783	$2,786,366

(1)	See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (1)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from related parties (3)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084

(1)	See Note 1.

(2)	See Note 6.

(3)	The amount allocated to common unitholders represents a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(287,995)	$214,450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,319	113,946
Long-lived asset impairments	155,785	390
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	4,105	2,116
Deferred income taxes	(2,168)	4,065
Accretion and amortization of long-term obligations, net	2,100	1,490
Equity income, net – related parties	(61,347)	(57,992)
Distributions from equity-investment earnings – related parties	60,868	54,221
(Gain) loss on divestiture and other, net	40	590
(Gain) loss on early extinguishment of debt	(7,345)	—
(Gain) loss on interest-rate swaps	—	35,638
Other	2,287	7
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	15,334	7,974
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(35,474)	(54,430)
Change in other items, net	(25,176)	21,577
Net cash provided by operating activities	394,350	344,042
Cash flows from investing activities
Capital expenditures	(172,816)	(386,144)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments – related parties	(10,960)	(36,543)
Distributions from equity investments in excess of cumulative earnings – related parties	5,052	7,792
Proceeds from the sale of assets to third parties	—	(33)
Net cash used in investing activities	(178,724)	(2,515,732)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,586,173	2,430,750
Repayments of debt (2)	(3,470,139)	(439,595)
Increase (decrease) in outstanding checks	(7,308)	(5,890)
Distributions to WES Operating unitholders (3)	(290,314)	(263,358)
Distributions to Chipeta noncontrolling interest owner	(1,738)	(1,935)
Net contributions from (distributions to) related parties	20,489	451,591
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments	(2,151)	—
Net cash provided by (used in) financing activities	(164,988)	2,178,970
Net increase (decrease) in cash and cash equivalents	50,638	7,280
Cash and cash equivalents at beginning of period	98,122	90,448
Cash and cash equivalents at end of period	$148,760	$97,728
Supplemental disclosures
Interest paid, net of capitalized interest	$75,844	$76,637
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	120,233	203,509

(1)	For the three months ended March 31, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.

(2)	For the three months ended March 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.

(3)	See Note 6.

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Related parties” refers to Occidental and the Partnership’s equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”), Cactus II Pipeline LLC (“Cactus II”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”), Panola Pipeline Company, LLC (“Panola”), Mi Vida JV LLC (“Mi Vida”), Ranch Westex JV LLC (“Ranch Westex”), and Red Bluff Express Pipeline, LLC (“Red Bluff Express”). The interests in TEP, TEG, and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant. The “West Texas complex” refers to the Delaware Basin Midstream, LLC (“DBM”) complex and DBJV and Haley systems.
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. The Partnership provides the above-described midstream services for Occidental and third-party customers. As of March 31, 2020, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	38	3	—	3
Natural-gas processing plants/trains	26	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. Latham Train II, a cryogenic train at the DJ Basin complex, and Loving ROTF Train III, an oil-stabilization train at the DBM oil system, commenced operations during the first quarter of 2020.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

December 2019 Agreements. On December 31, 2019, (i) the Partnership and certain of its subsidiaries, including WES Operating and WES Operating GP, entered into the below-described agreements with Occidental and/or certain of its subsidiaries, including Anadarko, and (ii) WES Operating entered into the below-described amendments to its debt agreements (collectively, the “December 2019 Agreements”).

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

•
Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP pays a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to the Partnership and (ii) agreed to continue to provide certain administrative and operational services to the Partnership for up to a two-year transition period. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. The Services Agreement also includes provisions governing the transfer of certain employees to the Partnership and the assumption by the Partnership of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to the Partnership.

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

•
Term loan facility amendment. WES Operating entered into an amendment of its $3.0 billion senior unsecured credit facility (“Term loan facility”) to, among other things, modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of the Partnership elect to remove the general partner as the general partner of the Partnership in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the Term loan facility. See Note 11.

•
Termination of debt-indemnification agreements. WES Operating GP and certain wholly owned subsidiaries of Occidental mutually terminated the debt-indemnification agreements related to certain indebtedness incurred by WES Operating.

•	Termination of omnibus agreements. The Partnership and WES Operating entered into agreements with Occidental to terminate the WES and WES Operating omnibus agreements. See Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Merger transactions. On February 28, 2019, the Partnership, WES Operating, Anadarko, and certain of their affiliates completed the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”), dated November 7, 2018, pursuant to which, among other things, (i) Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, merged with and into WES Operating, with WES Operating continuing as the surviving entity and as a subsidiary of the Partnership (the “Merger”), and (ii) WES Operating acquired the Anadarko Midstream Assets (“AMA”) (see Note 3).

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned:

Percentage Interest
Full consolidation
Chipeta (1)	75.00%
Proportionate consolidation (2)
Springfield system	50.10%
Marcellus Interest systems	33.75%
Equity investments (3)
Mi Vida	50.00%
Ranch Westex	50.00%
FRP	33.33%
Red Bluff Express	30.00%
Mont Belvieu JV	25.00%
Rendezvous	22.00%
TEP	20.00%
TEG	20.00%
Whitethorn LLC	20.00%
Saddlehorn	20.00%
Cactus II	15.00%
Panola	15.00%
Fort Union	14.81%
White Cliffs	10.00%

(1)	The 25% third-party interest in Chipeta Processing LLC (“Chipeta”) is reflected within noncontrolling interests in the consolidated financial statements. See Noncontrolling interests below.

(2)	The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues, and expenses attributable to these assets.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below and Note 5), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, (iv) the inclusion of the impact of Partnership equity balances and Partnership distributions, and (v) the senior secured revolving credit facility (“WGP RCF”) until its repayment in March 2019. See Note 11.

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating as of March 31, 2020 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Noncontrolling interests. For periods subsequent to Merger completion, the Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating. For periods prior to Merger completion, the Partnership’s noncontrolling interests in the consolidated financial statements consisted of (i) the 25% third-party interest in Chipeta, (ii) the publicly held limited partner interests in WES Operating, (iii) the common units issued by WES Operating to subsidiaries of Anadarko as part of the consideration paid for prior-period acquisitions from Anadarko, and (iv) the Class C units issued by WES Operating to a subsidiary of Anadarko as part of the funding for the acquisition of DBM. For all periods presented, WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta. See Note 5.
When WES Operating issues equity, the carrying amount of the noncontrolling interest reported by the Partnership is adjusted to reflect the noncontrolling ownership interest in WES Operating. The resulting impact of such noncontrolling interest adjustment on the Partnership’s interest in WES Operating is reflected as an adjustment to the Partnership’s partners’ capital.

Shutdown of gathering systems. In May 2018, after assessing a number of factors, and with the safety of the community and the protection of the environment as primary factors, the Partnership permanently ceased operations at the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex). An accrual of $10.9 million for anticipated costs associated with system shutdowns was recorded in 2018 as a reduction in related-party Product sales in the consolidated statements of operations. During the first quarter of 2019, $5.5 million of the accrual related to the Kitty Draw gathering system was reversed due to producer settlements being less than their initial estimates.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Equity-based compensation. On February 10, 2020, the Board of Directors approved awards of phantom units (the “Awards”) to the Partnership’s executive officers under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. The Awards include (i) an award of time-vested phantom units that vest ratably over a three-year period (“Time-Based Awards”), (ii) a market award that vests after a three-year performance period based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a three-year performance period (“ROA Awards”). At vesting, the value of the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective Award Agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards pay in-kind distributions in the form of Partnership common units.
In addition, phantom units are awarded under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan to non-executive employees of the Partnership from time to time. These time-vested phantom units vest ratably over a three-year period and, prior to vesting, pay distribution equivalents in cash.
The Partnership accounts for these equity-classified awards at fair value. The equity-based compensation expense attributable to these awards is amortized over a three-year service period using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of any forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-based Awards, ROA Awards, and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation.

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $0.4 million for the three months ended March 31, 2020, recorded as General and administrative expense in the consolidated statements of operations.

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) significantly changes the accounting and disclosure requirements related to credit losses on financial assets. Under the new standard, entities are now required to estimate lifetime expected credit losses for trade receivables, loans, and other financial instruments as of the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, resulting in earlier recognition of credit losses. There was no impact to the consolidated financial statements with the Partnership’s adoption of the standard on January 1, 2020. The Partnership has implemented the necessary changes to its processes and controls to support accounting and disclosure requirements under this ASU.

Accounts receivable and contract assets. Accounts receivable represent contractual rights for services performed, with, on average, 30-day payment terms. Contract assets primarily relate to accrued deficiency fees and revenue accrued but not yet billed under cost-of-service contracts. As of March 31, 2020, there have been no negative indications regarding the collectability of these receivables as it relates to impacts from the global outbreak of the coronavirus (“COVID-19”) and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Notes receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly (the “Anadarko note receivable”). Following Occidental’s acquisition by merger of Anadarko in August 2019, Occidental became the ultimate counterparty. As of March 31, 2020, the Partnership assessed the recoverability of the Anadarko note receivable under the loss-given-default method using historical data from internal and external sources, current market conditions, and reasonable and supportable forecasted information. The loss-given-default approach was based on applicable probability of default percentages for similar debt instruments and the fair value of the Anadarko note receivable, which reflects an analysis of Occidental’s yield based on quoted market yields of similar Occidental debt instruments. As of March 31, 2020, the Partnership recognized an allowance for expected credit losses of $2.1 million related to the note receivable. See Note 6.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2020	2019
Revenue from customers
Service revenues – fee based	$641,921	$579,974
Service revenues – product based	15,921	19,379
Product sales	56,649	72,800
Total revenue from customers	714,491	672,153
Revenue from other than customers
Lease revenue (1)	59,475	—
Net gains (losses) on commodity-price swap agreements	—	(667)
Other	347	397
Total revenues and other	$774,313	$671,883

(1)	For the three months ended March 31, 2020, includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $331.8 million and $362.6 million as of March 31, 2020, and December 31, 2019, respectively.
Contract assets primarily relate to accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed and revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees. The following table summarizes current-period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2019	$67,357
Additional estimated revenues recognized	5,365
Balance at March 31, 2020	$72,722

Contract assets at March 31, 2020
Other current assets	$12,975
Other assets	59,747
Total contract assets from contracts with customers	$72,722

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

thousands
Balance at December 31, 2019	$222,274
Cash received or receivable, excluding revenues recognized during the period	11,203
Revenues recognized that were included in the contract liability balance at the beginning of the period	(8,893)
Balance at March 31, 2020	$224,584

Contract liabilities at March 31, 2020
Accrued liabilities	$9,120
Other liabilities	215,464
Total contract liabilities from contracts with customers	$224,584

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020, are presented in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2020	$572,077
2021	779,098
2022	1,035,119
2023	978,409
2024	948,700
Thereafter	3,547,074
Total	$7,860,477

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko, which is comprised of (i) the DJ Basin oil system and Wattenberg processing plant located in the DJ basin; (ii) the DBM oil system, APC water systems, a 50% interest in Mi Vida, and a 50% interest in Ranch Westex, located in West Texas; (iii) the Wamsutter pipeline located in Wyoming; (iv) a 20% interest in Saddlehorn, a crude-oil and condensate pipeline that originates in Laramie County, Wyoming and terminates in Cushing, Oklahoma; and (v) a 15% interest in Panola, an NGLs pipeline that originates in Panola County, Texas, and terminates in Mont Belvieu, Texas. AMA was acquired in exchange for aggregate consideration of $2.0 billion of cash, less the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transfer, and 45,760,201 WES Operating common units. These WES Operating common units, less 6,375,284 WES Operating common units retained by WGRAH, converted into the right to receive common units of the Partnership at Merger completion.

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

4. PARTNERSHIP DISTRIBUTIONS

Partnership distributions. The partnership agreement requires the Partnership to distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The Board of Directors declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30	0.62000	280,880	November 2019
December 31	0.62200	281,786	February 2020
2020
March 31 (1)	$0.31100	$140,893	May 2020

(1)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the first quarter of 2020 of $0.31100 per unit, or $140.9 million in aggregate. The cash distribution is payable on May 14, 2020 to unitholders of record at the close of business on May 1, 2020, including the general partner units that were issued on December 31, 2019 (see Note 1).

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

WES Operating partnership distributions. Immediately prior to the closing of the Merger, the WES Operating IDRs and general partner units were converted into WES Operating common units and a non-economic general partner interest in WES Operating, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning with the first quarter of 2019, WES Operating has made cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in respect of their proportionate share of limited partner interests in WES Operating. See Note 5.
WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2019
March 31	$283,271
June 30	288,083
September 30	289,676
December 31	290,314
2020
March 31	$143,404

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2020, Occidental held 242,136,976 common units, representing a 53.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.0% general partner interest in the Partnership (see Note 1). The public held 201,834,433 common units, representing a 44.6% limited partner interest in the Partnership.

Holdings of WES Operating equity. As of March 31, 2020, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating Class C units. In November 2014, WES Operating issued 10,913,853 Class C units to AMH, pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund the acquisition of DBM. All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger (see Note 1).

Partnership’s net income (loss) per common unit. Following the transactions contemplated by the Exchange Agreement, the common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses using the two-class method. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) was allocated to the common and general partner unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income (loss)) were then allocated to the common and general partner unitholders in accordance with their weighted-average ownership percentage during each period.
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

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated as it no longer has any publicly traded units outstanding.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following table summarizes material related-party transactions included in the Partnership’s consolidated financial statements:

	Three Months Ended March 31,
thousands	2020	2019
Revenues and other	$482,385	$378,437
Equity income, net – related parties	61,347	57,992
Operating expenses
Cost of product	77,903	56,172
Operation and maintenance	32,841	39,141
General and administrative (1)	21,855	18,894
Total operating expenses	132,599	114,207
Interest income (2)	4,225	4,225
Interest expense (3)	43	1,833
APCWH Note Payable borrowings	—	11,000
Repayment of APCWH Note Payable	—	439,595
Distributions to Partnership unitholders (4)	150,609	102,654
Distributions to WES Operating unitholders (5)	5,807	2,543
Above-market component of swap agreements with Anadarko	—	7,407

(1)	Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

(2)	Represents interest income recognized on the Anadarko note receivable.

(3)	Includes amounts related to finance leases for the three months ended March 31, 2020, and the APCWH Note Payable for the three months ended March 31, 2019 (see Note 11).

(4)	Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).

(5)	Represents distributions paid to certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

The following table summarizes material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

	Three Months Ended March 31,
thousands	2020	2019
General and administrative (1)	$21,738	$18,498
Distributions to WES Operating unitholders (2)	290,314	164,902

(1)	Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

(2)
Represents distributions paid to the Partnership and certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5). For the three months ended March 31, 2019, includes distributions to the Partnership and a subsidiary of Occidental related to the repayment of the WGP RCF (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Related-party transactions. Related-party revenues include (i) income from the Partnership’s investments accounted for under the equity method of accounting (see Note 7) and (ii) amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental. Occidental sells natural gas and NGLs as an agent on behalf of either the Partnership or the Partnership’s customers. When product sales are on the Partnership’s customers’ behalf, the Partnership recognizes associated service revenues and cost of product expense. When product sales are on the Partnership’s behalf, the Partnership recognizes product sales revenues based on Occidental’s sales price to the third party and records the associated cost of product expense. In addition, the Partnership purchases natural gas from an affiliate of Occidental pursuant to gas purchase agreements.
Operation and maintenance expense includes amounts accrued for or paid to related parties for the operation of the Partnership’s assets and for services provided to related parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s agreements with Occidental. Related-party expenses do not bear a direct relationship to related-party revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Operating lease. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, entered into an operating and maintenance agreement, pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. For the three months ended March 31, 2020, the Partnership recognized fixed-lease revenue of $43.9 million and variable-lease revenue of $15.6 million related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statement of operations.

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

Note receivable - Anadarko. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly and classified as Interest income – related parties in the consolidated statements of operations. As of March 31, 2020, the accrued interest receivable balance of $2.8 million is classified as Accounts receivable, net on the consolidated balance sheets. The fair value of the Anadarko note receivable was $153.6 million and $337.7 million at March 31, 2020, and December 31, 2019, respectively. Following Occidental’s acquisition by merger of Anadarko, the fair value of the Anadarko note receivable reflects an analysis of Occidental’s yield based on quoted market yields of similar Occidental debt instruments. Accordingly, the fair value of the Anadarko note receivable is measured using Level-2 fair value inputs. As of March 31, 2020, the Partnership recognized an allowance for expected credit losses of $2.1 million related to the Anadarko note receivable. See Note 1.

APCWH Note Payable. In June 2017, APC Water Holdings 1, LLC (“APCWH”) entered into an eight-year note payable agreement with Anadarko, which was repaid in the first quarter of 2019 at the Merger completion date. See Note 11.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Commodity-price swap agreements. WES Operating previously entered into commodity-price swap agreements with Anadarko to mitigate exposure to the commodity-price risk inherent in WES Operating’s percent-of-proceeds, percent-of-product, and keep-whole natural-gas processing contracts. These commodity-price swap agreements expired without renewal on December 31, 2018.
Notional volumes for each product-based commodity-price swap agreement were not specifically defined. Instead, the commodity-price swap agreements applied to the actual volumes of natural gas, condensate, and NGLs purchased and sold. The commodity-price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore did not require fair-value measurement. Net gains (losses) on commodity-price swap agreements were $(0.7) million (due to settlement of 2018 activity in 2019) for the three months ended March 31, 2019, reported in the consolidated statements of operations as related-party Product sales. A capital contribution from Anadarko related to the commodity-price swap agreements of $7.4 million was recorded in the consolidated statements of equity and partners’ capital for the three months ended March 31, 2019.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. These arrangements with Occidental include Occidental-produced volumes and in some instances, the volumes of other working-interest owners of Occidental where the joint partnership collectively markets volumes. These volumes are considered owned and controlled by Occidental, who is the contracting counterparty of the Partnership. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 42% and 36% for the three months ended March 31, 2020 and 2019, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 89% and 81% for the three months ended March 31, 2020 and 2019, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 89% and 84% for the three months ended March 31, 2020 and 2019, respectively.

Commodity purchase and sale agreements. The Partnership sells a significant amount of its natural gas and NGLs to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate that acts as the Partnership’s agent for third-party sales. In addition, the Partnership purchases natural gas from AESC pursuant to purchase agreements.

Marketing Transition Services Agreement. Effective December 31, 2019, certain subsidiaries of Anadarko entered into a transition services agreement (the “Marketing Transition Services Agreement”) to provide certain marketing-related services to certain of the Partnership’s subsidiaries through December 31, 2020, subject to the Partnership’s subsidiaries’ option to extend such services for an additional six-month period. Additionally, under the terms of the Marketing Transition Services Agreement, the Partnership is liable for certain downstream transportation commitments through December 31, 2020.

Shared services agreements. Pursuant to the agreements discussed below, Occidental performs certain centralized corporate functions for the Partnership and WES Operating.

Services Agreement. Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by the Partnership. Occidental is reimbursed for the services provided by the seconded employees. In late March 2020, seconded employees’ employment was transferred to the Partnership. Further, Occidental continues to provide certain administrative and operational services to the Partnership. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. For additional information on the Services Agreement, see Note 1.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED-PARTY TRANSACTIONS (CONTINUED)

WES and WES Operating omnibus agreements. Prior to December 31, 2019, the Partnership had an omnibus agreement with Occidental and the general partner and WES Operating had a separate omnibus agreement with Occidental and WES Operating GP. These agreements governed, among other things, the obligation to reimburse Occidental for expenses incurred or payments made on the Partnership’s and WES Operating’s behalf in conjunction with general and administrative services provided by Occidental. The omnibus agreements were terminated as part of the December 2019 Agreements (see Note 1).

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $4.1 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

Concentration of credit risk. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. EQUITY INVESTMENTS

The following table presents the equity-investments activity for the three months ended March 31, 2020:

thousands	Balance at December 31, 2019	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2020
Fort Union	$(610)	$155	$—	$—	$—	$(455)
White Cliffs	45,877	2,373	—	(2,227)	(382)	45,641
Rendezvous	32,964	78	—	(564)	(789)	31,689
Mont Belvieu JV	103,036	7,046	—	(7,056)	(919)	102,107
TEG	18,199	1,062	—	(1,068)	(1,147)	17,046
TEP	203,556	8,710	—	(10,120)	—	202,146
FRP	207,782	9,798	3,670	(11,185)	(648)	209,417
Whitethorn LLC	161,665	10,242	278	(8,558)	—	163,627
Cactus II	172,165	8,008	6,360	(7,608)	—	178,925
Saddlehorn	112,855	6,738	—	(7,254)	—	112,339
Panola	21,783	438	—	(438)	(287)	21,496
Mi Vida	57,807	2,308	—	(1,396)	—	58,719
Ranch Westex	46,678	3,189	—	(2,192)	(705)	46,970
Red Bluff Express	101,960	1,202	652	(1,202)	(175)	102,437
Total	$1,285,717	$61,347	$10,960	$(60,868)	$(5,052)	$1,292,104

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2020	December 31, 2019
Land	n/a	$9,495	$9,495
Gathering systems – pipelines	30 years	5,163,286	5,092,004
Gathering systems – compressors	15 years	2,006,896	1,929,377
Processing complexes and treating facilities	25 years	3,370,462	3,237,801
Transportation pipeline and equipment	6 to 45 years	171,111	173,572
Produced-water disposal systems	20 years	791,882	754,774
Assets under construction	n/a	337,000	486,584
Other	3 to 40 years	695,225	672,064
Total property, plant, and equipment		12,545,357	12,355,671
Less accumulated depreciation		3,558,626	3,290,740
Net property, plant, and equipment		$8,986,731	$9,064,931

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset impairments. During the three months ended March 31, 2020, the Partnership recognized impairments of $155.8 million, primarily due to $145.1 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $91.0 million and estimated salvage value of $6.7 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. The remaining impairments of $10.7 million were primarily at the DJ Basin complex due to cancellation of projects and impairments of rights-of-way.
During the year ended December 31, 2019, the Partnership recognized impairments of $6.3 million, primarily at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.

Potential future long-lived asset impairments. As of March 31, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in future long-lived asset impairments.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. GOODWILL

Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. Goodwill also includes the allocated historic carrying value of midstream goodwill attributed to the Partnership’s assets previously acquired from Anadarko. The Partnership’s goodwill has been allocated to two reporting units: (i) gathering and processing and (ii) transportation.
The Partnership evaluates goodwill for impairment annually, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether goodwill is impaired and if deemed necessary based on this assessment, a quantitative assessment is then performed. If the quantitative assessment indicates that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment is recorded for the amount by which the reporting unit’s carrying value exceeds its fair value.
During the three months ended March 31, 2020, the Partnership performed an interim goodwill impairment test due to a significant decline in the trading price of the Partnership’s common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership primarily used the market approach and Level-3 inputs to estimate the fair value of its two reporting units. The market approach was based on multiples of EBITDA and the Partnership’s projected future EBITDA. The EBITDA multiples were based on current and historic multiples for comparable midstream companies of similar size and business profit to the Partnership. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, operating, and general and administrative costs. The Partnership also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the valuations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $441.0 million, which reduced the carrying amount of goodwill to zero for the gathering and processing reporting unit as of March 31, 2020. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Trade receivables, net	$254,314	$260,458	$246,918	$260,694
Other receivables, net	2,925	54	2,925	54
Total accounts receivable, net	$257,239	$260,512	$249,843	$260,748

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
NGLs inventory	$469	$906	$469	$906
Materials and supplies inventory	50,291	23,444	50,291	23,444
Imbalance receivables	6,683	4,690	6,683	4,690
Prepaid insurance	3,785	5,676	2,082	3,652
Contract assets	12,975	7,129	12,975	7,129
Other	6,824	93	6,824	93
Total other current assets	$81,027	$41,938	$79,324	$39,914

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Accrued interest expense	$82,818	$72,064	$82,818	$72,064
Short-term asset retirement obligations	29,633	22,472	29,633	22,472
Short-term remediation and reclamation obligations	3,528	3,528	3,528	3,528
Income taxes payable	—	697	—	697
Contract liabilities	9,120	19,659	9,120	19,659
Other (1)	41,639	31,373	35,076	31,219
Total accrued liabilities	$166,738	$149,793	$160,175	$149,639

(1)	Includes amounts related to WES Operating’s interest-rate swap agreements as of March 31, 2020, and December 31, 2019 (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2020			December 31, 2019
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Finance lease liabilities (2)	$11,184	$11,184	$11,184	$7,873	$7,873	$7,873
Total short-term debt	$11,184	$11,184	$11,184	$7,873	$7,873	$7,873

Long-term debt
5.375% Senior Notes due 2021	$438,631	$437,300	$352,437	$500,000	$498,168	$515,042
4.000% Senior Notes due 2022	631,369	630,790	408,183	670,000	669,322	689,784
Floating-Rate Senior Notes due 2023	300,000	298,118	158,400	—	—	—
3.100% Senior Notes due 2025	1,000,000	991,713	509,618	—	—	—
3.950% Senior Notes due 2025	500,000	494,086	254,103	500,000	493,830	504,968
4.650% Senior Notes due 2026	500,000	496,323	258,950	500,000	496,197	513,393
4.500% Senior Notes due 2028	400,000	395,236	191,693	400,000	395,113	390,920
4.750% Senior Notes due 2028	400,000	396,280	189,498	400,000	396,190	400,962
4.050% Senior Notes due 2030	1,200,000	1,188,718	500,911	—	—	—
5.450% Senior Notes due 2044	600,000	593,501	224,905	600,000	593,470	533,710
5.300% Senior Notes due 2048	700,000	686,893	277,851	700,000	686,843	610,841
5.500% Senior Notes due 2048	350,000	342,459	132,332	350,000	342,432	310,198
5.250% Senior Notes due 2050	1,000,000	983,354	413,544	—	—	—
RCF	125,000	125,000	125,000	380,000	380,000	380,000
Term loan facility	—	—	—	3,000,000	3,000,000	3,000,000
Finance lease liabilities	28,990	28,990	28,990	—	—	—
Total long-term debt	$8,173,990	$8,088,761	$4,026,415	$8,000,000	$7,951,565	$7,849,818

(1)	Fair value is measured using the market approach and Level-2 fair value inputs.

(2)	Includes related-party amounts of $2.6 million and $7.9 million as of March 31, 2020, and December 31, 2019, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity for the three months ended March 31, 2020:

thousands	Carrying Value
Balance at December 31, 2019	$7,959,438
RCF borrowings	125,000
Issuance of Floating-Rate Senior Notes due 2023	300,000
Issuance of 3.100% Senior Notes due 2025	1,000,000
Issuance of 4.050% Senior Notes due 2030	1,200,000
Issuance of 5.250% Senior Notes due 2050	1,000,000
Finance lease liabilities	32,300
Repayments of RCF borrowings	(380,000)
Repayment of Term loan facility borrowings	(3,000,000)
Repayment of 5.375% Senior Notes due 2021	(61,369)
Repayment of 4.000% Senior Notes due 2022	(38,631)
Other	(36,793)
Balance at March 31, 2020	$8,099,945

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•
3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount (collectively referred to as the “Senior Notes”). Including the effects of the issuance and underwriting discounts, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, are 3.287%, 4.168%, and 5.362%, respectively. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•
Floating-Rate Senior Notes due 2023 (the “Floating-Rate Notes”). As of March 31, 2020, the interest rate on the Floating-Rate Notes was 2.69%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year, beginning April 13, 2020. Interest will accrue from January 13, 2020 at a benchmark rate (which will initially be a three-month London Interbank Offered Rate) on the interest determination date plus 0.85%.

Net proceeds from the Senior Notes and Floating-Rate Notes were used to repay the $3.0 billion outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Senior Notes and Floating-Rate Notes are subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+.” As a result of these downgrades, the annualized borrowing costs will increase by $17.5 million.
During the first quarter of 2020, WES Operating purchased and retired $61.4 million of the 5.375% Senior Notes due 2021 and $38.6 million of the 4.000% Senior Notes due 2022 via open-market repurchases. For the three months ended March 31, 2020, a gain of $9.6 million was recognized for the early retirement of these notes.
At March 31, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.

WGP RCF. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. DEBT AND INTEREST EXPENSE (CONTINUED)

Revolving credit facility. In December 2019, WES Operating entered into an amendment to the RCF, which is expandable to a maximum of $2.5 billion, to, among other things, exercise the final one-year extension option to extend the maturity date of the RCF from February 2024 to February 2025, for each extending lender. The maturity date with respect to each non-extending lender, whose commitments represent $100.0 million out of $2.0 billion of total commitments from all lenders, remains February 2024. See Note 1.
As of March 31, 2020, there were $125.0 million of outstanding borrowings and $6.5 million of outstanding letters of credit, resulting in $1.9 billion of available borrowing capacity under the RCF. As of March 31, 2020 and 2019, the interest rate on any outstanding RCF borrowings was 2.13% and 3.79%, respectively. The facility-fee rate was 0.20% at March 31, 2020 and 2019. At March 31, 2020, WES Operating was in compliance with all covenants under the RCF.
As a result of credit-rating downgrades received from Fitch and S&P (see WES Operating Senior Notes above), beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings will increase by 0.20% and the RCF facility-fee rate will increase by 0.05%, from 0.20% to 0.25%.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). As of March 31, 2019, the interest rate on the outstanding borrowings was 3.87%. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Senior Notes and Floating-Rate Notes and terminated the Term loan facility (see WES Operating Senior Notes above). For the three months ended March 31, 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

Finance lease liabilities. The Partnership has subleased equipment from Occidental via finance leases extending through April 2020, with future lease payments of $2.6 million as of March 31, 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $43.5 million as of March 31, 2020.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest. The APCWH Note Payable was repaid at Merger completion. See Note 1.

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional principal amount of $750.0 million and $375.0 million, respectively, to manage interest-rate risk associated with anticipated debt issuances. In November and December 2019, WES Operating entered into additional interest-rate swap agreements with an aggregate notional principal amount of $1,125.0 million, effectively offsetting the swap agreements entered into in December 2018 and March 2019.
In December 2019, all outstanding interest-rate swap agreements were cash-settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2020	2019
Third parties
Long-term and short-term debt	$(89,769)	$(67,096)
Finance lease liabilities	(405)	—
Amortization of debt issuance costs and commitment fees	(3,127)	(3,152)
Capitalized interest	4,758	6,205
Total interest expense – third parties	(88,543)	(64,043)
Related parties
APCWH Note Payable	—	(1,833)
Finance lease liabilities	(43)	—
Total interest expense – related parties	(43)	(1,833)
Interest expense	$(88,586)	$(65,876)

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, and those of its unconsolidated related parties, the majority of which is expected to be paid in the next twelve months. These commitments primarily relate to construction and expansion projects at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2019 Form 10-K as filed with the SEC on February 27, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-Q, and may make in other public filings, press releases, and statements by management, forward-looking statements concerning our operations, economic performance, and financial condition. These forward-looking statements include statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition, or include other “forward-looking” information.
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

•
conflicts of interest among us, our general partner and its related parties, including Occidental, with respect to, among other things, the allocation of capital and operational and administrative costs, and our future business opportunities;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms from third parties;

•	non-payment or non-performance of significant customers, including under gathering, processing, transportation, and disposal agreements and the note receivable from Anadarko;

•	the timing, amount, and terms of future issuances of equity and debt securities;

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as we and our customers comply with any regulatory orders or other state or local changes in laws or regulations;

•	the economic uncertainty from the worldwide outbreak of the coronavirus (“COVID-19”); and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2019 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency related to a new strain of coronavirus known as COVID-19 that imposes significant health risks on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in global exposure and viral contraction. During the first quarter of 2020, the global outbreak of COVID-19 caused a sharp decline in the worldwide demand for oil, natural gas, and NGLs, which in turn has contributed significantly to recent commodity-price declines and oversupplied commodities markets. These current market dynamics will have an adverse impact on producers that provide throughput to our systems. As a result, we likely will experience decreased throughput at many of our locations that may adversely affect our results of operations and cash flows.
Currently, many of our employees are subject to work-from-home requirements, which have required us to take additional actions to ensure that the number of personnel accessing our network remotely does not lead to excessive levels of cyber-security risk during the ongoing shelter-in-place phase of the pandemic. Similarly, we are continually working to ensure the operational changes we have made to promote the health and safety of our personnel during this pandemic do not unduly disrupt intracompany communications and key business processes. While we believe the steps that we are taking to mitigate these risks are appropriate, the ultimate impact of the ongoing pandemic is unpredictable, with direct and indirect impacts to our business. See Risk Factors under Part II, Item 1A of this Form 10-Q for additional information on these and other risks.
WES continues to monitor the COVID-19 situation closely and as state and federal governments issue additional guidance, we will update our own policy responses to ensure the safety and health of our workforce and communities. The federal government has provided guidance to states on how to safely return personnel to the workplace, which we will follow as our workforce returns to WES locations. All WES facilities, including field locations, have been conducting enhanced routine cleaning and disinfecting of common areas and frequently touched surfaces using CDC- and EPA-approved products. Our return-to-work protocols will include daily required application-based health self-assessments that must be completed prior to accessing WES work locations.

We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. We provide the above-described midstream services for Occidental and third-party customers. As of March 31, 2020, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	38	3	—	3
Natural-gas processing plants/trains	26	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3

(1)	Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2020, included the following:

•
We decreased our per-unit distribution to $0.31100 for the first quarter of 2020, representing a 50.0% decrease from the fourth-quarter 2019 distribution and a 49.0% decrease from the first-quarter 2019 distribution.

•
We commenced operations of Latham Train II at the DJ Basin complex (with capacity of 250 MMcf/d) and Loving ROTF Train III at the DBM oil system (with capacity of 30 MBbls/d) in the first quarter of 2020.

•
In January 2020, WES Operating completed an offering of $3.2 billion in aggregate principal amount of senior notes and $300.0 million in aggregate principal amount of floating-rate senior notes. Net proceeds from these offerings were used to repay and terminate the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes. See Liquidity and Capital Resources within this Item 2 for additional information.

•
In March 2020, WES Operating purchased and retired $61.4 million of its 5.375% Senior Notes due 2021 and $38.6 million of its 4.000% Senior Notes due 2022 via open-market repurchases. See Liquidity and Capital Resources within this Item 2 for additional information.

•	Natural-gas throughput attributable to WES totaled 4,466 MMcf/d for the three months ended March 31, 2020, representing a 6% increase compared to the three months ended March 31, 2019.

•	Crude-oil and NGLs throughput attributable to WES totaled 760 MBbls/d for the three months ended March 31, 2020, representing a 28% increase compared to the three months ended March 31, 2019.

•	Produced-water throughput attributable to WES totaled 703 MBbls/d for the three months ended March 31, 2020, representing a 38% increase compared to the three months ended March 31, 2019.

•
Operating income (loss) was $(214.9) million for the three months ended March 31, 2020, which includes goodwill and long-lived asset impairments of $596.8 million, and represents a 167% decrease compared to the three months ended March 31, 2019.

•
Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.16 per Mcf for the three months ended March 31, 2020, representing a 6% increase compared to the three months ended March 31, 2019.

•
Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.43 per Bbl for the three months ended March 31, 2020, representing a 1% decrease compared to the three months ended March 31, 2019.

•
Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.97 per Bbl for the three months ended March 31, 2020, representing a 1% increase compared to the three months ended March 31, 2019.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended March 31,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,389	1,178	18%	192	145	32%	717	518	38%
DJ Basin	1,407	1,258	12%	128	102	25%	—	—	—%
Equity investments	444	377	18%	414	304	36%	—	—	—%
Other	1,392	1,562	(11)%	41	55	(25)%	—	—	—%
Total throughput	4,632	4,375	6%	775	606	28%	717	518	38%

December 2019 Agreements. On December 31, 2019, (i) WES and certain of its subsidiaries, including WES Operating and WES Operating GP, entered into the below-described agreements with Occidental and/or certain of its subsidiaries, including Anadarko, and (ii) WES Operating also entered into the below-described amendments to its debt agreements (collectively, the “December 2019 Agreements”).

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

•
Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP pays a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to WES and (ii) agreed to continue to provide certain administrative and operational services to WES for up to a two-year transition period. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. The Services Agreement also includes provisions governing the transfer of certain employees to WES and the assumption by WES of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to WES.

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

•
Term loan facility amendment. WES Operating entered into an amendment of its Term loan facility to, among other things, modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of WES elect to remove the general partner as the general partner of WES in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the Term loan facility. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

•
Termination of debt-indemnification agreements. WES Operating GP and certain wholly owned subsidiaries of Occidental mutually terminated the debt-indemnification agreements related to certain indebtedness incurred by WES Operating.

•
Termination of omnibus agreements. WES and WES Operating entered into agreements with Occidental to terminate the WES and WES Operating omnibus agreements. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information on the WES and WES Operating omnibus agreements.

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results. Read Risk Factors under Part II, Item 1A of this Form 10-Q for additional information.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from a worldwide macroeconomic downturn that has followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices recently ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020. While the extent and duration of the recent commodity-price declines cannot be predicted, potential impacts to our business include the following:

•
With significant and increasing excess supply, domestic oil-storage capacity may reach operational limits, causing downstream-storage constraints and potential production curtailments that could adversely impact revenues generated from our midstream gathering and processing contracts. As available storage nears capacity, our customers may shut-in field production due to their inability to access downstream-takeaway alternatives or challenged wellhead economics.

•
We have exposure to increased credit risk to the extent any of our customers, including Occidental, is in financial distress. See Liquidity and Capital Resources—Credit risk within this Item 2 for additional information.

•
An extended period of diminished earnings may restrict our ability to fully access our RCF, which contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio based on Adjusted EBITDA (as defined in the covenant) related to the trailing twelve-month period. Further, any future waivers or amendments to the RCF also may trigger pricing increases for available credit. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2 for additional information.

•
As of March 31, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in future long-lived asset impairments.

To the extent producers continue with development plans in our areas of operation, we will continue to connect new wells or production facilities to our systems to maintain throughput on our systems and mitigate the impact of production declines. However, our success in connecting additional wells or production facilities is dependent on the activity levels of our customers. Additionally, we will continue to evaluate the crude-oil, NGLs, and natural-gas price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility. See Risk Factor, “The global outbreak of COVID-19 is likely to have an adverse impact on our operations and financial results.” under Part II, Item 1A of this Form 10-Q for additional information.

Effects of credit-rating downgrade. Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+,” with negative watches assigned to each of these revised ratings. As a result of these downgrades, WES Operating’s credit rating is below investment grade for all three major credit rating agencies, which results in the following:

•
WES Operating’s annualized borrowing costs will increase by $17.5 million for the senior notes and floating-rate notes issued in January 2020 that provide for increased interest rates following downgrade events.

•	Beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings will increase by 0.20% and the RCF facility-fee rate will increase by 0.05%, from 0.20% to 0.25%.

•
We may be obligated to provide financial assurance of our performance under certain contractual arrangements requiring us to post collateral in the form of letters of credit or cash. At March 31, 2020, we had $6.5 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

Additional downgrades to WES Operating’s credit ratings will further impact its borrowing costs negatively, and may adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.

First-quarter 2020 per-unit distribution reduction and revised capital guidance. On April 20, 2020, we announced the below-described per-unit distribution and cost reductions. These cash-preservation measures are intended to enhance our liquidity for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will provide sufficient liquidity for the required duration, and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment.

•	A quarterly cash distribution of $0.311 per unit for the first quarter of 2020, which reflects a 50% reduction to the distribution paid for the previous quarter.

•
For the year ended December 31, 2020, capital expenditures are expected to be $450.0 million to $550.0 million, representing a 45% reduction to prior guidance. This reduction results from deferred producer activity in all basins and the elimination of associated capital expenditures, other than those expenditures that are necessary to support proper maintenance and long-term asset integrity.

•	We expect to achieve other cost reductions of approximately $75.0 million through operating and maintenance and general and administrative expense cost-saving initiatives.

BASIS OF PRESENTATION FOR ACQUIRED ASSETS AND RESULTS OF OPERATIONS

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko. See Note 1—Description of Business and Basis of Presentation and Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Red Bluff Express acquisition. In January 2019, we acquired a 30% interest in Red Bluff Express, which owns a natural-gas pipeline operated by a third party connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. We acquired our 30% interest from a third party via an initial net investment of $92.5 million, which represented our share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method of accounting.

Presentation of the Partnership’s assets. Our assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98% partnership interest in WES Operating as of March 31, 2020 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2020	2019
Total revenues and other (1)	$774,313	$671,883
Equity income, net – related parties	61,347	57,992
Total operating expenses (1)	1,050,523	410,357
Gain (loss) on divestiture and other, net	(40)	(590)
Operating income (loss)	(214,903)	318,928
Interest income – related parties	4,225	4,225
Interest expense	(88,586)	(65,876)
Gain (loss) on early extinguishment of debt	7,345	—
Other income (expense), net	(1,761)	(35,206)
Income (loss) before income taxes	(293,680)	222,071
Income tax (benefit) expense	(4,280)	10,092
Net income (loss)	(289,400)	211,979
Net income attributable to noncontrolling interests	(32,873)	93,319
Net income (loss) attributable to Western Midstream Partners, LP (2)	$(256,527)	$118,660
Key performance metrics (3)
Adjusted gross margin	$701,315	$587,694
Adjusted EBITDA	513,587	428,330
Free cash flow	214,587	(71,822)

(1)
Total revenues and other includes amounts earned from services provided to related parties and from the sale of residue gas and NGLs to related parties. Total operating expenses includes amounts charged by related parties for services and reimbursements of amounts paid by related parties to third parties on our behalf. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.

(3)
Adjusted gross margin, Adjusted EBITDA, and Free cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics—Reconciliation of non-GAAP financial measures within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2020” refer to the comparison of the three months ended March 31, 2020, to the three months ended March 31, 2019.

Throughput

	Three Months Ended March 31,
	2020	2019	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	539	527	2%
Processing	3,649	3,471	5%
Equity investment (1)	444	377	18%
Total throughput	4,632	4,375	6%
Throughput attributable to noncontrolling interests (2)	166	176	(6)%
Total throughput attributable to WES for natural-gas assets	4,466	4,199	6%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	361	302	20%
Equity investment (3)	414	304	36%
Total throughput	775	606	28%
Throughput attributable to noncontrolling interests (2)	15	12	25%
Total throughput attributable to WES for crude-oil and NGLs assets	760	594	28%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	717	518	38%
Throughput attributable to noncontrolling interests (2)	14	10	40%
Total throughput attributable to WES for produced-water assets	703	508	38%

(1)
Represents the 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.

(2)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

(3)
Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola and Cactus II throughput.

Natural-gas assets

Gathering, treating, and transportation throughput increased by 12 MMcf/d for the three months ended March 31, 2020, primarily due to (i) increased production in areas around the Marcellus Interest system and (ii) increased throughput on the MIGC system due to new third-party customer volumes being shipped beginning in the second quarter of 2019. These increases were partially offset by production declines in areas around the Bison facility and Springfield gas-gathering system.
Processing throughput increased by 178 MMcf/d for the three months ended March 31, 2020, primarily due to (i) increased production in areas around the West Texas and DJ Basin complexes, (ii) the start-up of Latham Train II at the DJ Basin complex in the first quarter of 2020, and (iii) the start-up of Mentone Train II at the West Texas complex in March 2019. These increases were partially offset by (i) volumes being diverted away from the Granger straddle plant beginning in the fourth quarter of 2019 resulting from changes to the product mix of a third-party customer and (ii) lower throughput at the Chipeta complex due to production declines in the area and a third-party contract that terminated in the fourth quarter of 2019.
Equity-investment throughput increased by 67 MMcf/d for the three months ended March 31, 2020, primarily due to increased volumes on Red Bluff Express resulting from increased production in the area, partially offset by (i) decreased volumes at Fort Union due to production declines in the area and (ii) decreased volumes at the Mi Vida plant due to a decrease in third-party processed volumes.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 59 MBbls/d for the three months ended March 31, 2020, primarily due to (i) increased throughput at the DBM oil system with the commencement of Loving ROTF Train III operations in the first quarter of 2020 and increased production, and (ii) increased production into the DJ Basin oil system. These increases were partially offset by decreased throughput at the Springfield oil-gathering system due to production declines in the area.
Equity-investment throughput increased by 110 MBbls/d for the three months ended March 31, 2020, primarily due to (i) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019 and (ii) increased volumes on the Saddlehorn pipeline resulting from incentive tariffs and additional committed volumes effective beginning in the third quarter of 2019.

Produced-water assets

Gathering and disposal throughput increased by 199 MBbls/d for the three months ended March 31, 2020, due to increased throughput at the DBM water systems resulting from additional (i) producer activity, (ii) water-disposal facilities, and (iii) offload connections that increased capacity of the systems.

Service Revenues

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
Service revenues – fee based	$701,396	$579,974	21%
Service revenues – product based	15,921	19,379	(18)%
Total service revenues	$717,317	$599,353	20%

Service revenues – fee based

Service revenues – fee based increased by $121.4 million for the three months ended March 31, 2020, primarily due to increases of (i) $37.1 million and $30.9 million at the DJ Basin and West Texas complexes, respectively, from increased throughput, (ii) $23.0 million at the DBM oil system from increased throughput and the effect of the straight-line treatment of lease revenue under the new lease agreement with Occidental effective December 31, 2019, (iii) $19.1 million at the DBM water systems from increased throughput and a higher average fee resulting from a cost-of-service rate redetermination that occurred during the first quarter of 2020, and (iv) $10.5 million at the DJ Basin oil system from increased throughput and higher average fees resulting from an annual cost-of-service rate adjustment that occurred during the fourth quarter of 2019.

Service revenues – product based

Service revenues – product based decreased by $3.5 million for the three months ended March 31, 2020, primarily due to decreased volumes and pricing across several systems.

Product Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)
Natural-gas sales	$10,539	$27,324	(61)%
NGLs sales	46,110	44,809	3%
Total Product sales	$56,649	$72,133	(21)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.30	$2.34	(44)%
NGLs (per Bbl)	15.45	25.54	(40)%

Natural-gas sales

Natural-gas sales decreased by $16.8 million for the three months ended March 31, 2020, primarily due to decreases of (i) $5.8 million at the Hilight system resulting from average-price decreases and an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and (ii) $5.7 million and $3.5 million at the DJ Basin and West Texas complexes, respectively, due to decreases in average prices.

NGLs sales

NGLs sales increased by $1.3 million for the three months ended March 31, 2020, primarily due to an increase of $12.2 million at the West Texas complex attributable to increased volumes sold, partially offset by a decrease in average prices. This increase was partially offset by decreases of (i) $4.5 million and $2.0 million at the Chipeta complex and MGR assets, respectively, resulting from decreases in average prices and volumes sold, and (ii) $3.0 million at the DJ Basin complex attributable to a decrease in average prices.

Equity Income, Net – Related Parties

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
Equity income, net – related parties	$61,347	$57,992	6%

Equity income, net – related parties increased by $3.4 million for the three months ended March 31, 2020, primarily due to (i) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and (ii) increased volumes at FRP and the Saddlehorn pipeline. These increases were partially offset by a decrease in equity income from Whitethorn LLC related to commercial activities.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
NGLs purchases	$83,789	$79,819	5%
Residue purchases	21,219	33,640	(37)%
Other	(1,738)	604	NM
Cost of product	103,270	114,063	(9)%
Operation and maintenance	159,191	142,829	11%
Total Cost of product and Operation and maintenance expenses	$262,461	$256,892	2%

NM—Not Meaningful

NGLs purchases

NGLs purchases increased by $4.0 million for the three months ended March 31, 2020, primarily due to increases of $4.5 million and $3.3 million at the DJ Basin and West Texas complexes, respectively, resulting from purchased-volume increases. These amounts were partially offset by a decrease of $3.1 million at the Chipeta complex attributable to average-price and purchased-volume decreases.

Residue purchases

Residue purchases decreased by $12.4 million for the three months ended March 31, 2020, primarily due to decreases of $5.7 million, $2.3 million, and $2.1 million at the DJ Basin complex, MGR assets, and West Texas complex, respectively, attributable to average-price declines.

Other items

Other items decreased by $2.3 million for the three months ended March 31, 2020, primarily due to a decrease of $2.2 million from changes in imbalance positions at the West Texas complex.

Operation and maintenance expense

Operation and maintenance expense increased by $16.4 million for the three months ended March 31, 2020, primarily due to increases of (i) $8.2 million at the West Texas complex primarily resulting from increased utilities and maintenance expense, (ii) $7.6 million at the DJ Basin complex primarily resulting from increased utilities expense with the start-up of Latham Train II and increased maintenance expense, and (iii) $4.4 million at the DBM water systems primarily attributable to higher surface-use fees and throughput, contract labor and consulting services, and maintenance and utilities expense. These amounts were partially offset by a decrease of $3.6 million at the Springfield system primarily attributable to declines in maintenance expense and salaries and wages.

Other Operating Expenses

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
General and administrative	$40,465	$22,844	77%
Property and other taxes	18,476	16,285	13%
Depreciation and amortization	132,319	113,946	16%
Long-lived asset impairments	155,785	390	NM
Goodwill impairment	441,017	—	NM
Total other operating expenses	$788,062	$153,465	NM

General and administrative expenses

General and administrative expenses increased by $17.6 million for the three months ended March 31, 2020, primarily due to certain increases relating to the Services Agreement, including (i) $14.6 million in personnel costs primarily resulting from WES securing its own dedicated workforce as of December 31, 2019, and (ii) $4.7 million of additional expense primarily related to services provided by Occidental to WES for information technology services. See Executive Summary—December 2019 Agreements within this Item 2.

Property and other taxes

Property and other taxes increased by $2.2 million for the three months ended March 31, 2020, primarily due to ad valorem tax increases at the West Texas complex that coincided with the completion of Mentone Train II in March 2019 and general expansion in the DJ Basin complex, including the completion of Latham Train I in November 2019.

Depreciation and amortization expense

Depreciation and amortization expense increased by $18.4 million for the three months ended March 31, 2020, primarily due to increases of (i) $6.2 million at the DJ Basin complex, (ii) $4.1 million at the West Texas complex, and (iii) $3.6 million at the DBM water systems and DBM oil system, all resulting from capital projects being placed into service. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.

Long-lived asset impairment expense

Long-lived asset impairment expense for the three months ended March 31, 2020, was primarily due to (i) $145.1 million of impairments for assets located in Wyoming and Utah and (ii) impairments at the DJ Basin complex.
For further information on long-lived asset impairment expense for the three months ended March 31, 2020, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Goodwill impairment expense

During the three months ended March 31, 2020, an interim goodwill impairment test was performed due to significant unit-price declines triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption. As a result of the interim impairment test, a goodwill impairment of $441.0 million was recognized for the gathering and processing reporting unit. For additional information on goodwill impairment expense for the three months ended March 31, 2020, see Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Related Parties and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – related parties	$4,225	$4,225	—%
Third parties
Long-term debt	$(89,769)	$(67,096)	34%
Finance lease liabilities	(405)	—	NM
Amortization of debt issuance costs and commitment fees	(3,127)	(3,152)	(1)%
Capitalized interest	4,758	6,205	(23)%
Related parties
APCWH Note Payable	—	(1,833)	(100)%
Finance lease liabilities	(43)	—	NM
Interest expense	$(88,586)	$(65,876)	34%

Interest expense increased by $22.7 million for the three months ended March 31, 2020, primarily due to $31.1 million of interest incurred on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and Floating-Rate Senior Notes due 2023 that were issued in January 2020. This increase was partially offset by a decrease of $8.5 million that occurred as a result of the repayment and termination of the Term loan facility in January 2020. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
Other income (expense), net	$(1,761)	$(35,206)	95%

Other income (expense), net increased by $33.4 million for the three months ended March 31, 2020, primarily due to a non-cash loss of $35.6 million on interest-rate swaps incurred during the first quarter of 2019. All outstanding interest-rate swap agreements were cash-settled in December 2019 (see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). This amount was partially offset by the recognition of a $2.1 million allowance for expected credit losses related to the Anadarko note receivable (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2020	2019	Inc/ (Dec)
Income (loss) before income taxes	$(293,680)	$222,071	NM
Income tax (benefit) expense	(4,280)	10,092	(142)%
Effective tax rate	1%	5%

We are not a taxable entity for U.S. federal income tax purposes. However, income apportionable to Texas is subject to Texas margin tax. For the three months ended March 31, 2020, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to our Texas margin tax liability. For the three months ended March 31, 2019, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax.
Income attributable to the AMA assets prior to and including February 2019 was subject to federal and state income tax. Income earned on the AMA assets for periods subsequent to February 2019 was subject only to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$471,366	$412,428	14%
Adjusted gross margin for crude-oil and NGLs assets	167,828	131,370	28%
Adjusted gross margin for produced-water assets	62,121	43,896	42%
Adjusted gross margin (1) (2)	701,315	587,694	19%
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.16	1.09	6%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (4)	2.43	2.46	(1)%
Per-Bbl Adjusted gross margin for produced-water assets (5)	0.97	0.96	1%
Adjusted EBITDA (2)	513,587	428,330	20%
Free cash flow (2)	214,587	(71,822)	NM

(1)
Adjusted gross margin is calculated as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from our equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product.

(2)
For a reconciliation of Adjusted gross margin, Adjusted EBITDA, and Free cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the below descriptions.

(3)	Average for period. Calculated as Adjusted gross margin for natural-gas assets, divided by total throughput (MMcf/d) attributable to WES for natural-gas assets.

(4)	Average for period. Calculated as Adjusted gross margin for crude-oil and NGLs assets, divided by total throughput (MBbls/d) attributable to WES for crude-oil and NGLs assets.

(5)	Average for period. Calculated as Adjusted gross margin for produced-water assets, divided by total throughput (MBbls/d) attributable to WES for produced-water assets.

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interests owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. To facilitate investor and industry analyst comparisons between us and our peers, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.
Adjusted gross margin increased by $113.6 million for the three months ended March 31, 2020, primarily due to (i) increased throughput at the West Texas complex and the DBM oil system, and (ii) increased throughput and higher average fees at the DJ Basin complex, DBM water systems, and DJ Basin oil system. These increases were partially offset by a decrease in distributions from Whitethorn LLC related to commercial activities.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.07 for the three months ended March 31, 2020, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.03 for the three months ended March 31, 2020, primarily due to a decrease in distributions from Whitethorn LLC related to commercial activities, partially offset by (i) increased throughput and higher average gathering and processing fees at the DJ Basin oil system and (ii) revenue related to a new lease agreement with Occidental effective December 31, 2019, at the DBM oil system.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) interest income, (v) income tax benefit, (vi) other income, and (vii) the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:

•	our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis;

•	the ability of our assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.

Adjusted EBITDA increased by $85.3 million for the three months ended March 31, 2020, primarily due to (i) a $102.4 million increase in total revenues and other, (ii) an $11.0 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (iii) a $3.9 million increase in distributions from equity investments. These amounts were partially offset by (i) a $16.4 million increase in operation and maintenance expenses and (ii) a $14.2 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Free cash flow. We define “Free cash flow” as net cash provided by operating activities less total capital expenditures and contributions to equity investments, plus distributions from equity investments in excess of cumulative earnings. In prior periods, management considered “Distributable cash flow,” defined as Adjusted EBITDA, plus (i) interest income and (ii) the net settlement amounts from the sale and/or purchase of natural gas, condensate, and NGLs under WES Operating’s commodity-price swap agreements to the extent such amounts were not recognized as Adjusted EBITDA, less (i) Service revenues - fee based recognized in Adjusted EBITDA in excess of (less than) customer billings, (ii) net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash and offset by non-cash capitalized interest), (iii) maintenance capital expenditures, (iv) income taxes, and (v) Distributable cash flow attributable to noncontrolling interests to the extent such amounts are not excluded from Adjusted EBITDA, as a viable performance-measurement and distribution-assessment tool. Although management continues to recognize Distributable cash flow as a useful metric for purposes of comparing our operating and financial performance against that of its peers, management considers Free cash flow as a superior and improved performance-measurement tool in light of an ongoing transition within the midstream industry that has shifted investor focus from distribution-growth to capital discipline, cost efficiency, and balance-sheet strength. Henceforth, Free cash flow will be the metric that we use to assess our ability to make distributions to our unitholders; however, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, Free cash flow should be considered indicative of the amount of cash that is available for distributions, debt repayments, and other general partnership purposes.
Free cash flow increased by $286.4 million for the three months ended March 31, 2020, primarily due to (i) a decrease of $213.3 million in capital expenditures, (ii) an increase of $50.2 million in net cash provided by operating activities, and (iii) a decrease of $25.6 million in contributions to equity investments. These amounts were offset by a $2.7 million decrease in distributions from equity investments in excess of cumulative earnings. See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

Reconciliation of non-GAAP financial measures. Adjusted gross margin, Adjusted EBITDA, and Free cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss). Net income (loss) and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Free cash flow is net cash provided by operating activities. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA, and Free cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss), and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA, and Free cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility as comparative measures.
Management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA, and Free cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA, and Free cash flow compared to (as applicable) operating income (loss), net income (loss), and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
The following tables present (a) a reconciliation of the GAAP financial measure of operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, and (c) a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Free cash flow:

	Three Months Ended March 31,
thousands	2020	2019
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$(214,903)	$318,928
Add:
Distributions from equity investments	65,920	62,013
Operation and maintenance	159,191	142,829
General and administrative	40,465	22,844
Property and other taxes	18,476	16,285
Depreciation and amortization	132,319	113,946
Impairments (1)	596,802	390
Less:
Gain (loss) on divestiture and other, net	(40)	(590)
Equity income, net – related parties	61,347	57,992
Reimbursed electricity-related charges recorded as revenues	19,223	16,589
Adjusted gross margin attributable to noncontrolling interests (2)	16,425	15,550
Adjusted gross margin	$701,315	$587,694
Adjusted gross margin for natural-gas assets	$471,366	$412,428
Adjusted gross margin for crude-oil and NGLs assets	167,828	131,370
Adjusted gross margin for produced-water assets	62,121	43,896

(1)	Includes goodwill impairment for the three months ended March 31, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended March 31,
thousands	2020	2019
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$(289,400)	$211,979
Add:
Distributions from equity investments	65,920	62,013
Non-cash equity-based compensation expense	5,234	1,798
Interest expense	88,586	65,876
Income tax expense	—	10,092
Depreciation and amortization	132,319	113,946
Impairments (1)	596,802	390
Other expense	4,048	35,213
Less:
Gain (loss) on divestiture and other, net	(40)	(590)
Gain (loss) on early extinguishment of debt	7,345	—
Equity income, net – related parties	61,347	57,992
Interest income – related parties	4,225	4,225
Income tax benefit	4,280	—
Adjusted EBITDA attributable to noncontrolling interests (2)	12,765	11,350
Adjusted EBITDA	$513,587	$428,330
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$393,311	$343,073
Interest (income) expense, net	84,361	61,651
Uncontributed cash-based compensation awards	—	(570)
Accretion and amortization of long-term obligations, net	(2,100)	(1,511)
Current income tax (benefit) expense	(2,112)	6,027
Other (income) expense, net (3)	1,761	(432)
Distributions from equity investments in excess of cumulative earnings – related parties	5,052	7,792
Changes in assets and liabilities:
Accounts receivable, net	(7,702)	(9,486)
Accounts and imbalance payables and accrued liabilities, net	28,924	55,529
Other items, net	24,857	(22,393)
Adjusted EBITDA attributable to noncontrolling interests (2)	(12,765)	(11,350)
Adjusted EBITDA	$513,587	$428,330
Cash flow information
Net cash provided by operating activities	$393,311	$343,073
Net cash used in investing activities	(178,724)	(2,515,732)
Net cash provided by (used in) financing activities	(162,267)	2,180,564

(1)	Includes goodwill impairment for the three months ended March 31, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

(3)
Excludes the non-cash loss on interest-rate swaps of $35.6 million for the three months ended March 31, 2019. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
thousands	2020	2019
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$393,311	$343,073
Less:
Capital expenditures	172,816	386,144
Contributions to equity investments	10,960	36,543
Add:
Distributions from equity investments in excess of cumulative earnings	5,052	7,792
Free cash flow	$214,587	$(71,822)
Cash flow information
Net cash provided by operating activities	$393,311	$343,073
Net cash used in investing activities	(178,724)	(2,515,732)
Net cash provided by (used in) financing activities	(162,267)	2,180,564

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for capital expenditures, debt service, customary operating expenses, quarterly distributions, and distributions to our noncontrolling interest owners. Our sources of liquidity as of March 31, 2020, included cash and cash equivalents, cash flows generated from operations, interest income on our Anadarko note receivable, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements, and long-term capital-expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are completely dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012. The Board of Directors declared a cash distribution to unitholders for the first quarter of 2020 of $0.31100 per unit, or $140.9 million in the aggregate. The cash distribution is payable on May 14, 2020, to our unitholders of record at the close of business on May 1, 2020. See Outlook within this Item 2.
Management continuously monitors our leverage position and coordinates our capital expenditures and quarterly distributions strategy with expected cash inflows and projected debt-repayments. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance maturing debt balances with longer-term debt issuances. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. As of March 31, 2020, we had a $40.8 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and capital activities. As of March 31, 2020, there was $1.9 billion available for borrowing under the RCF. See Note 10—Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures includes maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements, or to complete additional well connections to maintain existing system throughput and related cash flows; and expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2020	2019
Acquisitions	$—	$2,100,804

Capital expenditures (1)	$172,816	$386,144

Capital incurred (1)	$151,714	$315,020

(1)	For the three months ended March 31, 2020 and 2019, included $4.8 million and $4.7 million, respectively, of capitalized interest.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $213.3 million for the three months ended March 31, 2020, primarily due to decreases of (i) $91.5 million at the DJ Basin complex primarily related to the completion of Latham Trains I and II that commenced operations in November 2019 and February 2020, respectively, (ii) $66.9 million at the West Texas complex primarily related to the completion of Mentone Train II that commenced operations in March 2019, (iii) $31.3 million at the DBM oil system primarily related to the completion of the Loving ROTF Train III that commenced operations in January 2020, and (iv) $12.3 million at the DBM water systems primarily related to reduced construction of additional water-disposal facilities.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2020	2019
Net cash provided by (used in):
Operating activities	$393,311	$343,073
Investing activities	(178,724)	(2,515,732)
Financing activities	(162,267)	2,180,564
Net increase (decrease) in cash and cash equivalents	$52,320	$7,905

Operating Activities. Net cash provided by operating activities increased for the three months ended March 31, 2020, primarily due to the impact of changes in working capital items and increases in distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2020, included the following:

•	$172.8 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•	$11.0 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•	$5.1 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2019, included the following:

•	$2.0 billion of cash paid for the acquisition of AMA;

•	$386.1 million of capital expenditures, primarily related to construction and expansion at the DBM oil and DBM water systems and the West Texas and DJ Basin complexes;

•	$92.5 million of cash paid for the acquisition of our interest in Red Bluff Express;

•	$36.5 million of capital contributions paid to Cactus II, Red Bluff Express, the TEFR Interests, Whitethorn LLC, and White Cliffs for construction activities; and

•	$7.8 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2020, included the following:

•	$3.0 billion of repayments of outstanding borrowings under the Term loan facility;

•	$380.0 million of repayments of outstanding borrowings under the RCF;

•	$281.8 million of distributions paid to WES unitholders;

•	$90.1 million to purchase and retire portions of WES Operating’s 5.375% Senior Notes due 2021 and 4.000% Senior Notes due 2022 via open-market repurchases;

•	$5.8 million of distributions paid to the noncontrolling interest owners of WES Operating;

•
$3.5 billion of net proceeds from the Senior Notes and Floating-Rate Notes issued in January 2020, which were used to repay the $3.0 billion outstanding borrowings under the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes;

•	$125.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures; and

•
$20.0 million of a one-time cash contribution from Occidental received in January 2020, pursuant to the Services Agreement, for anticipated transition costs required to establish stand-alone human resources and information technology functions.

Net cash provided by financing activities for the three months ended March 31, 2019, included the following:

•	$2.0 billion of borrowings under the Term loan facility, net of issuance costs, which were used to fund the acquisition of AMA and to repay the APCWH Note Payable;

•	$451.6 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•	$420.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures;

•	$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•	$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•	$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•	$131.9 million of distributions paid to WES unitholders;

•	$101.0 million of distributions paid to the noncontrolling interest owners of WES Operating;

•	$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019; and

•	$1.9 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of March 31, 2020, the carrying value of outstanding debt was $8.1 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•
3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount (collectively referred to as the “Senior Notes”). Including the effects of the issuance and underwriting discounts, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, are 3.287%, 4.168%, and 5.362%, respectively. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•
Floating-Rate Senior Notes due 2023 (the “Floating-Rate Notes”). As of March 31, 2020, the interest rate on the Floating-Rate Notes was 2.69%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year, beginning April 13, 2020. Interest will accrue from January 13, 2020 at a benchmark rate (which will initially be a three-month LIBOR rate) on the interest determination date plus 0.85%.

Net proceeds from the Senior Notes and Floating-Rate Notes were used to repay the $3.0 billion outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Senior Notes and Floating-Rate Notes are subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. As a result of credit-rating downgrades received from Fitch and S&P, the annualized borrowing costs will increase by $17.5 million. See Outlook within this Item 2.
During the first quarter of 2020, WES Operating purchased and retired $61.4 million of the 5.375% Senior Notes due 2021 and $38.6 million of the 4.000% Senior Notes due 2022 via open-market repurchases. For the three months ended March 31, 2020, a gain of $9.6 million was recognized for the early retirement of these notes.
At March 31, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.
We may, from time to time, seek to retire, rearrange, or amend some or all of our outstanding debt or debt agreements through cash purchases, exchanges, open-market repurchases, privately negotiated transactions, tender offers, or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity position and requirements, contractual restrictions, and other factors. The amounts involved may be material.

WGP RCF. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019 and the $28.0 million of outstanding borrowings were repaid.

Revolving credit facility. In December 2019, WES Operating entered into an amendment to the RCF, which is expandable to a maximum of $2.5 billion, to, among other things, exercise the final one-year extension option to extend the maturity date of the RCF from February 2024 to February 2025, for each extending lender. The maturity date with respect to each non-extending lender, whose commitments represent $100.0 million out of $2.0 billion of total commitments from all lenders, remains February 2024. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for more information.
As of March 31, 2020, there were $125.0 million of outstanding borrowings and $6.5 million of outstanding letters of credit, resulting in $1.9 billion of available borrowing capacity under the RCF. At March 31, 2020, the interest rate on any outstanding RCF borrowings was 2.13% and the facility-fee rate was 0.20%. At March 31, 2020, WES Operating was in compliance with all covenants under the RCF. As a result of credit-rating downgrades received from Fitch and S&P, beginning in the second quarter of 2020, the interest rate on our outstanding RCF borrowings will increase by 0.20% and the RCF facility-fee rate will increase by 0.05%, from 0.20% to 0.25%. See Outlook within this Item 2.

The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited. See Outlook within this Item 2.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Senior Notes and Floating-Rate Notes and terminated the Term loan facility. For the three months ended March 31, 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Finance lease liabilities. The Partnership has subleased equipment from Occidental via finance leases extending through April 2020, with future lease payments of $2.6 million as of March 31, 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $43.5 million as of March 31, 2020.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest. The APCWH Note Payable was repaid at Merger completion. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Interest-rate swaps. In December 2018 and March 2019, WES Operating entered into interest-rate swap agreements with an aggregate notional principal amount of $750.0 million and $375.0 million, respectively, to manage interest-rate risk associated with anticipated debt issuances. In November and December 2019, WES Operating entered into additional interest-rate swap agreements with an aggregate notional principal amount of $1,125.0 million, effectively offsetting the swap agreements entered into in December 2018 and March 2019.
In December 2019, all outstanding interest-rate swap agreements were cash-settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
We did not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swap agreements were recognized in earnings. For the three months ended March 31, 2019, a non-cash loss of $35.6 million was recognized, which is included in Other income (expense), net in the consolidated statements of operations. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. A substantial portion of our throughput is sourced from producers, including Occidental, that recently received credit-rating downgrades. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. We also depend on Occidental to remit payments to us for the value of volumes of residue gas, NGLs, crude oil, and condensate that it markets on our behalf under our Marketing Transition Services Agreement. Additionally, we are evaluating counterparty credit risk and, in certain circumstances, are exercising our rights to request adequate assurance.
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as our commercial relationships with Occidental generate a significant portion of our revenues. Additionally, we are exposed to credit risk on our Anadarko note receivable. We also are party to agreements with Occidental under which Occidental is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits, and income taxes with respect to the assets previously acquired from Anadarko. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Our ability to make cash distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation, and disposal agreements; natural-gas, NGLs, crude-oil, and condensate purchase agreements; Anadarko’s note payable to WES Operating; the contribution agreements; or the December 2019 Agreements (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

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

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WES Operating. The differences between net income (loss) attributable to WES and net income (loss) attributable to WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2020	2019
Net income (loss) attributable to WES	$(256,527)	$118,660
Limited partner interests in WES Operating not held by WES (1)	(5,208)	91,465
General and administrative expenses (2)	1,407	2,284
Other income (expense), net	(2)	(58)
Interest expense	—	245
Net income (loss) attributable to WES Operating	$(260,330)	$212,596

(1)
Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating as of March 31, 2020 and 2019. Immediately prior to the Merger closing, the WES Operating IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2020	2019
WES net cash provided by operating activities	$393,311	$343,073
General and administrative expenses (1)	1,407	2,284
Non-cash equity-based compensation expense	(1,129)	(252)
Changes in working capital	763	(1,229)
Other income (expense), net	(2)	(58)
Interest expense	—	245
Debt related amortization and other items, net	—	(21)
WES Operating net cash provided by operating activities	$394,350	$344,042

WES net cash provided by (used in) financing activities	$(162,267)	$2,180,564
Distributions to WES unitholders (2)	281,786	131,910
Distributions to WES from WES Operating (3)	(284,507)	(162,359)
Registration expenses related to the issuance of WES common units	—	855
WGP RCF repayments	—	28,000
WES Operating net cash provided by (used in) financing activities	$(164,988)	$2,178,970

(1)	Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

(2)
Represents distributions to WES common unitholders paid under WES’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(3)
Difference attributable to elimination in consolidation of WES Operating’s distributions on partnership interests owned by WES. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% third-party interest in Chipeta (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).

WES Operating distributions. WES Operating distributes all of its available cash (as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days following each quarter’s end. For the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019, WES Operating distributed $283.3 million, $288.1 million, $289.7 million, and $290.3 million, respectively, to its limited partners. For the quarter ended March 31, 2020, WES Operating will distribute $143.4 million to its limited partners. See Note 5.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects, and various operating and finance leases. Refer to Note 11—Debt and Interest Expense and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than short-term operating leases and standby letters of credit. We have entered into short-term operating leases for vehicles and equipment with third parties as lessor. For information on standby letters of credit, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
For the three months ended March 31, 2020, 90% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil, NGLs, and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
We bear a limited degree of commodity-price risk with respect to settlement of natural-gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, and for instances where actual liquids recovery or fuel usage varies from contractually stipulated amounts. Natural-gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally, reflect market-index prices. Other natural-gas volumes owed to or by us are valued at our weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.

Interest-rate risk. The FOMC decreased its target range for the federal funds rate three times during 2019 and has decreased its target range twice in 2020. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of March 31, 2020, we had (i) $125.0 million in outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the Senior Notes at March 31, 2020. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kerr-McGee Gathering LLC, a wholly owned subsidiary of WES, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) and the State of Colorado with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex and WGR Operating, LP, another wholly owned subsidiary of WES, is in negotiations with the State of Wyoming with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions in these matters, management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter of $100,000 or more.
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds only a 25% working interest in the acreage dedicated to our Springfield system, Sanchez also is the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagleford Basin. On April 29, 2020, we received notice that Sanchez has elected to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements with WES. Although we believe these gathering agreements are not properly rejected as a matter of law and intend to vigorously defend our right to seek continuing performance of these agreements, we cannot make any assurances regarding the ultimate outcome of these proceedings and their resulting impact on WES due to the uncertainties associated with the bankruptcy process.
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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below and those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2019, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. In addition to the risk factors described below, to the extent the COVID-19 pandemic adversely affects our business and financial results, it also may exacerbate many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our need to generate sufficient cash flows to service our indebtedness.
Additionally, for a full discussion of the risks associated with Occidental’s business, see Item 1A under Part I in Occidental’s Form 10-K for the year ended December 31, 2019, Occidental’s quarterly reports on Form 10-Q and Occidental’s other public filings, press releases, and public discussions with Occidental management. We have identified the below risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The global outbreak of COVID-19 is likely to have an adverse impact on our operations and financial results.

On January 30, 2020, the WHO announced a global health emergency related to a new strain of coronavirus known as COVID-19 that imposes significant health risks on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in global exposure and viral contraction.
The global outbreak of COVID-19 poses significant risks to our business and to the markets in which we operate. Many of our facilities require our field personnel to be on location to ensure safe and efficient operations. If a significant percentage of our workforce is unable to work, due to illness or travel or other COVID-19-related restrictions, we may experience significant operational disruptions or inefficiencies and a heightened risk of safety and environmental incidents. Any such developments could materially and adversely affect our earnings, cash flows, and ability to make cash distributions to our unitholders.
Additionally, many of our employees are subject to work-from-home requirements, which stress the capabilities of our information technology systems, including those relating to system security; disrupt normal channels of intracompany communications and key business processes; and heighten the risk of cyber-security threats and operational, health, or safety-related incidents at our facilities. Furthermore, the implementation of procedures and controls to monitor and mitigate heightened security threats to our facilities, infrastructure, and information during this time may result in increased costs, and there can be no assurance that such additional controls and procedures will be effective to prevent security breaches. For these reasons, current working arrangements and other related restrictions may impact our operations and management effectiveness and may introduce, or increase the likelihood of, material risks to our business, operations, productivity, and results of operations.
The COVID-19 pandemic and resulting mitigation measures also are having an adverse impact on global economic conditions, and as discussed below, are contributing to a significant decline in demand for oil, NGLs, and natural gas, resulting in lower commodity prices that will negatively impact our and our customers’ financial outlooks and activity levels.

The combined effects of recently announced output decisions by the Organization of the Petroleum Exporting Countries (“OPEC”) and efforts to fight the global outbreak of COVID-19 have caused significant declines in oil prices, which will negatively impact our operations, earnings, cash flows, and ability to make cash distributions to our unitholders.

In March 2020, OPEC announced its intention to increase the supply of oil that its member countries make available for sale on the international market. The resulting expectation of increased supply caused commodity prices to fall significantly. At the same time, efforts to fight the global outbreak of COVID-19 have caused a pronounced reduction to the domestic and international demand for oil as business closures, manufacturing restrictions, and prolonged limitations on other commercial activity and travel persist. Even after this global pandemic abates and government-imposed restrictions on activities are relaxed, public-health concerns may give rise to significant long-term shifts in consumer behavior that may impede hydrocarbon-demand recovery. The combination of expected additional supply and significantly reduced demand has caused NYMEX West Texas Intermediate crude-oil daily settlement prices to fall to below $20.00 per barrel in April 2020. We are uncertain as to the extent and duration of the currently strained macroeconomic market conditions, and the oversupply and low demand for oil may continue for an extended period of time, potentially impacting our and our customers’ businesses as follows:

•
The impact of downstream-storage constraints and potential production curtailments reducing revenues generated from our midstream gathering and processing contracts. With significant excess supply, domestic oil-storage capacity could reach operational limits. As available storage nears capacity, our customers may shut-in field production due to limited downstream-takeaway alternatives or resulting wellhead economics. Additionally, it is possible that the Texas Railroad Commission may require production curtailments to alleviate downstream bottlenecks. If production is shut-in for these or for other reasons, affected producers may become insolvent or seek to avoid their contractual obligations with us, in which case, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted. Additionally, a significant decline in produced volumes on our systems may trigger liability under certain downstream transportation commitments we have through December 31, 2020.

•
Exposure to the credit risk of our customers, including Occidental, and any material non-payment or non-performance by these parties. To the extent any of our customers, including Occidental, is in financial distress, we are exposed to risk of non-payment for our services or for other amounts owed to us. Also, if any of our customers enter bankruptcy proceedings, then those customers may seek to renegotiate contracts with us at lower rates or altogether reject contracts. For example, on April 29, 2020, we received notice that Sanchez has elected to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements with WES. As a result of such contract breaches or bankruptcy events, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.

•
Credit-rating downgrades negatively impact our cost of and ability to access capital. Our costs of borrowing and ability to access the capital markets are affected by, among other factors, market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March 2020, WES Operating’s credit ratings were downgraded below investment grade by S&P and Fitch. As a result of these downgrades, financing costs under WES Operating’s RCF increased. Additionally, WES Operating currently has $3.5 billion of outstanding senior notes that provide for increased interest rates following downgrade events. For example, the March downgrades to WES Operating’s credit ratings resulted in a $17.5 million increase to WES Operating’s annualized borrowing costs attributable to the aforementioned senior notes. Additional downgrades to WES Operating’s credit ratings will further increase its borrowing costs, and could adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.

Credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. At March 31, 2020, there were $6.5 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

•
Restrictions in the RCF may limit our ability to access capital. The financial restrictions in our RCF could restrict our ability to access capital. The RCF contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA, as defined in the RCF, for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0. If we experience an extended period of diminished earnings, we may be unable to draw on our RCF, be required to repay existing RCF borrowings, or be required to seek waivers or amendments to our RCF to comply with our leverage-ratio requirements. Any future waivers or amendments also may trigger additional pricing increases for available credit. If we are unable to access credit to fund our business requirements, or the cost of available credit increases, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.

•
Our results of operations could be adversely affected by asset impairments. Commodity-price declines may require us to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their respective net book values. For example, during the three months ended March 31, 2020, we recognized long-lived asset impairments of $155.8 million (see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also performed an interim goodwill impairment test that resulted in us recognizing a $441.0 million goodwill impairment for our gathering and processing reporting unit. Prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in additional long-lived asset impairments in the future. Future non-cash asset impairments could negatively affect our results of operations.

The recently announced reduction to our quarterly per-unit distribution and expenditure plans may not prove adequate to offset the potential impacts of COVID-19 and the recent decline in commodity prices to our operations, performance and liquidity, and may impede our long-term growth objectives.

On April 20, 2020, we announced a cash distribution of $0.311 per unit for the first quarter of 2020, which reflects a 50% reduction to the prior-quarter distribution, and reductions to estimated 2020 capital and operating expenditures. These cash-preservation measures are intended to enhance our financial strength for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will be adequate to preserve our financial health for the required duration and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment. Furthermore, any cash we preserve from delaying or abandoning capital projects will necessarily delay or eliminate future returns we hoped to generate from previously planned projects, which may meaningfully impact our ability to generate long-term revenue and cash-flow growth. Also, our decision to preserve cash by reducing our quarterly distribution to common unitholders may diminish the long-term value of our units and limit our ability, or increase the cost of, accessing future equity capital necessary to fund our business or to preserve our balance sheet.

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

	3.	4
Certificate of Formation of Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Equity Partners, LP’s Registration Statement on Form S-1 filed on November 5, 2012, File No. 333-184763).

	3.	5
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

	3.	7
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Western Midstream Holdings, LLC, dated February 28, 2019 (incorporated by reference to Exhibit 3.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on March 26, 2019, File No. 001-35753).

	3.	8
Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

	3.	9
Third Amended and Restated Agreement of Limited Partnership of Western Midstream Operating, LP, dated as of February 28, 2019 (incorporated by reference to Exhibit 3.5 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 28, 2019, File No. 001-35753).

	3.	10
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

4.	20
Form of Floating Rate Senior Notes due 2023 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on January 13, 2020, File No. 001-34046).

Exhibit Number			Description
	4.	21
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

May 5, 2020
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 5, 2020
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 5, 2020
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 5, 2020
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)