Form 10-Q
period 2020-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2020-08-10
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009

	Former address:
Western Midstream Partners, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380
Western Midstream Operating, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of August 6, 2020:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	443,992,499
Western Midstream Operating, LP	None	None	None	None
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
AESC: Anadarko Energy Services Company, a subsidiary of Occidental.
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
Fixed-Rate Senior Notes: WES Operating’s fixed-rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050.
Floating-Rate Senior Notes: WES Operating’s floating-rate Senior Notes due 2023.
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
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$642,628	$593,544	$1,344,024	$1,173,518
Service revenues – product based	7,000	16,675	22,921	36,054
Product sales	21,736	74,469	78,385	146,602
Other	391	366	738	763
Total revenues and other (1)	671,755	685,054	1,446,068	1,356,937
Equity income, net – related parties	54,415	63,598	115,762	121,590
Operating expenses
Cost of product	18,602	122,877	121,872	236,940
Operation and maintenance	145,186	148,431	304,377	291,260
General and administrative	36,423	30,027	76,888	52,871
Property and other taxes	19,395	14,282	37,871	30,567
Depreciation and amortization	119,805	121,117	252,124	235,063
Long-lived asset impairments	10,150	797	165,935	1,187
Goodwill impairment	—	—	441,017	—
Total operating expenses (2)	349,561	437,531	1,400,084	847,888
Gain (loss) on divestiture and other, net	(2,843)	(1,061)	(2,883)	(1,651)
Operating income (loss)	373,766	310,060	158,863	628,988
Interest income – Anadarko note receivable	4,225	4,225	8,450	8,450
Interest expense	(94,654)	(79,472)	(183,240)	(145,348)
Gain (loss) on early extinguishment of debt	1,395	—	8,740	—
Other income (expense), net (3)	1,653	(58,477)	(108)	(93,683)
Income (loss) before income taxes	286,385	176,336	(7,295)	398,407
Income tax expense (benefit)	5,044	1,278	764	11,370
Net income (loss)	281,341	175,058	(8,059)	387,037
Net income (loss) attributable to noncontrolling interests	8,304	5,464	(24,569)	98,783
Net income (loss) attributable to Western Midstream Partners, LP	$273,037	$169,594	$16,510	$288,254
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$273,037	$169,594	$16,510	$288,254
Pre-acquisition net (income) loss allocated to Anadarko	—	(163)	—	(29,279)
General partner interest in net (income) loss	(5,461)	—	(330)	—
Limited partners’ interest in net income (loss) (4)	267,576	169,431	16,180	258,975
Net income (loss) per common unit – basic and diluted (4)	$0.60	$0.37	$0.04	$0.69
Weighted-average common units outstanding – basic and diluted	443,973	453,000	443,972	376,702
(1)Total revenues and other includes related-party amounts of $473.4 million and $955.8 million for the three and six months ended June 30, 2020, respectively, and $385.2 million and $763.6 million for the three and six months ended June 30, 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $18.5 million and $151.1 million for the three and six months ended June 30, 2020, respectively, and $127.4 million and $241.6 million for the three and six months ended June 30, 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the three and six months ended June 30, 2019. See Note 11.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$59,738	$99,962
Accounts receivable, net	460,318	260,512
Other current assets	39,107	41,938
Total current assets	559,163	402,412
Anadarko note receivable	259,481	260,000
Property, plant, and equipment
Cost	12,599,722	12,355,671
Less accumulated depreciation	3,685,006	3,290,740
Net property, plant, and equipment	8,914,716	9,064,931
Goodwill	4,783	445,800
Other intangible assets	792,557	809,391
Equity investments	1,280,047	1,285,717
Other assets (1)	142,496	78,202
Total assets (2)	$11,953,243	$12,346,453
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$181,563	$293,128
Short-term debt	438,619	7,873
Accrued ad valorem taxes	53,639	35,160
Accrued liabilities	217,225	149,793
Total current liabilities	891,046	485,954
Long-term liabilities
Long-term debt	7,544,396	7,951,565
Deferred income taxes	19,698	18,899
Asset retirement obligations	327,971	336,396
Other liabilities	234,615	208,346
Total long-term liabilities	8,126,680	8,515,206
Total liabilities (3)	9,017,726	9,001,160
Equity and partners’ capital
Common units (443,992,499 and 443,971,409 units issued and outstanding at June 30, 2020, and December 31, 2019, respectively)	2,820,327	3,209,947
General partner units (9,060,641 units issued and outstanding at June 30, 2020, and December 31, 2019) (4)	(22,347)	(14,224)
Total partners’ capital	2,797,980	3,195,723
Noncontrolling interests	137,537	149,570
Total equity and partners’ capital	2,935,517	3,345,293
Total liabilities, equity, and partners’ capital	$11,953,243	$12,346,453
(1)Other assets includes $3.2 million and $4.5 million of NGLs line-fill inventory as of June 30, 2020, and December 31, 2019, respectively. Other assets also includes $62.6 million of materials and supplies inventory as of June 30, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.9 billion and $1.7 billion as of June 30, 2020, and December 31, 2019, respectively, which includes related-party Accounts receivable, net of $325.3 million and $113.3 million as of June 30, 2020, and December 31, 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $122.3 million and $108.8 million as of June 30, 2020, and December 31, 2019, respectively. See Note 6.
(4)See Note 1.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	(251,396)	(5,131)	(32,873)	(289,400)
Distributions to Chipeta noncontrolling interest owner	—	—	(1,738)	(1,738)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,807)	(5,807)
Distributions to Partnership unitholders	(276,151)	(5,635)	—	(281,786)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	—	4,105
Equity-based compensation expense	1,129	—	—	1,129
Net contributions from (distributions to) related parties (1)	489	—	20,000	20,489
Balance at March 31, 2020	$2,684,136	$(24,990)	$133,139	$2,792,285
Net income (loss)	267,576	5,461	8,304	281,341
Distributions to Chipeta noncontrolling interest owner	—	—	(1,037)	(1,037)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,869)	(2,869)
Distributions to Partnership unitholders	(138,075)	(2,818)	—	(140,893)
Contributions of equity-based compensation from Occidental	3,562	—	—	3,562
Equity-based compensation expense	2,115	—	—	2,115
Net contributions from (distributions to) related parties	1,343	—	—	1,343
Other	(330)	—	—	(330)
Balance at June 30, 2020	$2,820,327	$(22,347)	$137,537	$2,935,517
(1)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (1)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	7,407
WES Operating equity transactions, net (3)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from related parties (4)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541
Net income (loss)	163	169,431	5,464	175,058
Distributions to Chipeta noncontrolling interest owner	—	—	(1,858)	(1,858)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,667)	(5,667)
Distributions to Partnership unitholders	—	(276,324)	—	(276,324)
Acquisitions from related parties (4)	(5,510)	4,493	1,017	—
Contributions of equity-based compensation from Anadarko	—	2,768	—	2,768
Net pre-acquisition contributions from (distributions to) related parties	5,347	—	—	5,347
Other	—	356	(11)	345
Balance at June 30, 2019	$—	$3,338,646	$152,564	$3,491,210
(1)See Note 1.
(2)See Note 6.
(3)For the three months ended March 31, 2019, the $752.8 million decrease to partners’ capital, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million.
(4)The amounts allocated to common unitholders and noncontrolling interests represent a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition. See Note 3.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(8,059)	$387,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	252,124	235,063
Long-lived asset impairments	165,935	1,187
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	10,911	5,493
Deferred income taxes	799	4,885
Accretion and amortization of long-term obligations, net	4,297	2,848
Equity income, net – related parties	(115,762)	(121,590)
Distributions from equity-investment earnings – related parties	124,156	115,483
(Gain) loss on divestiture and other, net	2,883	1,651
(Gain) loss on early extinguishment of debt	(8,740)	—
(Gain) loss on interest-rate swaps	—	94,585
Cash paid to settle interest-rate swaps	(12,763)	—
Other	710	169
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(200,136)	2,668
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	72,323	(81,198)
Change in other items, net	9,304	38,250
Net cash provided by operating activities	738,999	686,531
Cash flows from investing activities
Capital expenditures	(313,065)	(704,425)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments - related parties	(16,064)	(77,333)
Distributions from equity investments in excess of cumulative earnings – related parties	13,340	17,052
Proceeds from the sale of assets to third parties	—	342
Other	(39,212)	—
Net cash used in investing activities	(355,001)	(2,865,168)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,586,173	2,710,750
Repayments of debt (2)	(3,583,149)	(467,595)
Increase (decrease) in outstanding checks	(4,686)	(5,662)
Registration expenses related to the issuance of Partnership common units	—	(855)
Distributions to Partnership unitholders (3)	(422,679)	(408,234)
Distributions to Chipeta noncontrolling interest owner	(2,775)	(3,793)
Distributions to noncontrolling interest owners of WES Operating	(8,676)	(106,666)
Net contributions from (distributions to) related parties	21,832	456,938
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments (4)	(10,262)	—
Net cash provided by (used in) financing activities	(424,222)	2,182,290
Net increase (decrease) in cash and cash equivalents	(40,224)	3,653
Cash and cash equivalents at beginning of period	99,962	92,142
Cash and cash equivalents at end of period	$59,738	$95,795
Supplemental disclosures
Interest paid, net of capitalized interest	$163,362	$137,686
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	43,191	141,094
(1)For the six months ended June 30, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.
(2)For the six months ended June 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the six months ended June 30, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$642,628	$593,544	$1,344,024	$1,173,518
Service revenues – product based	7,000	16,675	22,921	36,054
Product sales	21,736	74,469	78,385	146,602
Other	391	366	738	763
Total revenues and other (1)	671,755	685,054	1,446,068	1,356,937
Equity income, net – related parties	54,415	63,598	115,762	121,590
Operating expenses
Cost of product	18,602	122,877	121,872	236,940
Operation and maintenance	145,186	148,431	304,377	291,260
General and administrative	35,242	28,101	74,300	48,661
Property and other taxes	19,395	14,282	37,871	30,567
Depreciation and amortization	119,805	121,117	252,124	235,063
Long-lived asset impairments	10,150	797	165,935	1,187
Goodwill impairment	—	—	441,017	—
Total operating expenses (2)	348,380	435,605	1,397,496	843,678
Gain (loss) on divestiture and other, net	(2,843)	(1,061)	(2,883)	(1,651)
Operating income (loss)	374,947	311,986	161,451	633,198
Interest income – Anadarko note receivable	4,225	4,225	8,450	8,450
Interest expense	(94,654)	(79,472)	(183,240)	(145,103)
Gain (loss) on early extinguishment of debt	1,395	—	8,740	—
Other income (expense), net (3)	1,651	(58,482)	(112)	(93,746)
Income (loss) before income taxes	287,564	178,257	(4,711)	402,799
Income tax expense (benefit)	5,044	1,278	764	11,370
Net income (loss)	282,520	176,979	(5,475)	391,429
Net income attributable to noncontrolling interest	2,706	1,967	(24,959)	3,821
Net income (loss) attributable to Western Midstream Operating, LP	$279,814	$175,012	$19,484	$387,608
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$279,814	$175,012	$19,484	$387,608
Pre-acquisition net (income) loss allocated to Anadarko	—	(163)	—	(29,279)
Common and Class C limited partners’ interest in net income (loss) (4)	279,814	174,849	19,484	358,329
(1)Total revenues and other includes related-party amounts of $473.4 million and $955.8 million for the three and six months ended June 30, 2020, respectively, and $385.2 million and $763.6 million for the three and six months ended June 30, 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $18.7 million and $151.1 million for the three and six months ended June 30, 2020, respectively, and $126.9 million and $240.7 million for the three and six months ended June 30, 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the three and six months ended June 30, 2019. See Note 11.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$57,445	$98,122
Accounts receivable, net	434,270	260,748
Other current assets	37,725	39,914
Total current assets	529,440	398,784
Anadarko note receivable	259,481	260,000
Property, plant, and equipment
Cost	12,599,722	12,355,671
Less accumulated depreciation	3,685,006	3,290,740
Net property, plant, and equipment	8,914,716	9,064,931
Goodwill	4,783	445,800
Other intangible assets	792,557	809,391
Equity investments	1,280,047	1,285,717
Other assets (1)	142,496	78,202
Total assets (2)	$11,923,520	$12,342,825
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$181,314	$293,128
Short-term debt	438,619	7,873
Accrued ad valorem taxes	53,639	35,160
Accrued liabilities	193,918	149,639
Total current liabilities	867,490	485,800
Long-term liabilities
Long-term debt	7,544,396	7,951,565
Deferred income taxes	19,698	18,899
Asset retirement obligations	327,971	336,396
Other liabilities	234,615	208,346
Total long-term liabilities	8,126,680	8,515,206
Total liabilities (3)	8,994,170	9,001,006
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2020, and December 31, 2019)	2,897,898	3,286,620
Total partners’ capital	2,897,898	3,286,620
Noncontrolling interest	31,452	55,199
Total equity and partners’ capital	2,929,350	3,341,819
Total liabilities, equity, and partners’ capital	$11,923,520	$12,342,825
(1)Other assets includes $3.2 million and $4.5 million of NGLs line-fill inventory as of June 30, 2020, and December 31, 2019, respectively. Other assets also includes $62.6 million of materials and supplies inventory as of June 30, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.9 billion and $1.7 billion as of June 30, 2020, and December 31, 2019, respectively, which includes related-party Accounts receivable, net of $299.3 million and $113.6 million as of June 30, 2020, and December 31, 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $122.3 million and $108.8 million as of June 30, 2020, and December 31, 2019, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	$3,341,819
Net income (loss)	(260,330)	(27,665)	(287,995)
Distributions to Chipeta noncontrolling interest owner	—	(1,738)	(1,738)
Distributions to WES Operating unitholders	(290,314)	—	(290,314)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	4,105
Net contributions from (distributions to) related parties (1)	20,489	—	20,489
Balance at March 31, 2020	$2,756,583	$29,783	$2,786,366
Net income (loss)	279,814	2,706	282,520
Distributions to Chipeta noncontrolling interest owner	—	(1,037)	(1,037)
Distributions to WES Operating unitholders	(143,404)	—	(143,404)
Contributions of equity-based compensation from Occidental	3,562	—	3,562
Net contributions from (distributions to) related parties	1,343	—	1,343
Balance at June 30, 2020	$2,897,898	$31,452	$2,929,350
(1)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (1)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from related parties (3)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084
Net income (loss)	163	174,849	—	—	1,967	176,979
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,858)	(1,858)
Distributions to WES Operating unitholders	—	(283,271)	—	—	—	(283,271)
Acquisitions from related parties (3)	(5,510)	5,510	—	—	—	—
Contributions of equity-based compensation from Anadarko	—	2,765	—	—	—	2,765
Net pre-acquisition contributions from (distributions to) related parties	5,347	—	—	—	—	5,347
Balance at June 30, 2019	$—	$3,433,251	$—	$—	$57,795	$3,491,046
(1)See Note 1.
(2)See Note 6.
(3)The amount allocated to common unitholders represents a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition. See Note 3.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(5,475)	$391,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	252,124	235,063
Long-lived asset impairments	165,935	1,187
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	7,667	4,882
Deferred income taxes	799	4,885
Accretion and amortization of long-term obligations, net	4,297	2,827
Equity income, net – related parties	(115,762)	(121,590)
Distributions from equity-investment earnings – related parties	124,156	115,483
(Gain) loss on divestiture and other, net	2,883	1,651
(Gain) loss on early extinguishment of debt	(8,740)	—
(Gain) loss on interest-rate swaps	—	94,585
Cash paid to settle interest-rate swaps	(12,763)	—
Other	710	169
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(173,522)	2,464
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	48,923	(80,458)
Change in other items, net	8,664	38,069
Net cash provided by operating activities	740,913	690,646
Cash flows from investing activities
Capital expenditures	(313,065)	(704,425)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments – related parties	(16,064)	(77,333)
Distributions from equity investments in excess of cumulative earnings – related parties	13,340	17,052
Proceeds from the sale of assets to third parties	—	342
Other	(39,212)	—
Net cash used in investing activities	(355,001)	(2,865,168)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,586,173	2,710,750
Repayments of debt (2)	(3,583,149)	(439,595)
Increase (decrease) in outstanding checks	(4,690)	(5,662)
Distributions to WES Operating unitholders (3)	(433,718)	(546,629)
Distributions to Chipeta noncontrolling interest owner	(2,775)	(3,793)
Net contributions from (distributions to) related parties	21,832	456,938
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments (4)	(10,262)	—
Net cash provided by (used in) financing activities	(426,589)	2,179,416
Net increase (decrease) in cash and cash equivalents	(40,677)	4,894
Cash and cash equivalents at beginning of period	98,122	90,448
Cash and cash equivalents at end of period	$57,445	$95,342
Supplemental disclosures
Interest paid, net of capitalized interest	$163,362	$137,452
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	43,191	141,094
(1)For the six months ended June 30, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.
(2)For the six months ended June 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the six months ended June 30, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop, and operate midstream assets. Western Midstream Partners, LP owns, directly and indirectly, a 98.0% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding Western Midstream Holdings, LLC. Anadarko became a wholly owned subsidiary of Occidental Petroleum Corporation as a result of Occidental Petroleum Corporation’s acquisition by merger of Anadarko on August 8, 2019.
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Related parties” refers to Occidental and the Partnership’s equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (“Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”), Front Range Pipeline LLC (“FRP”), Whitethorn Pipeline Company LLC (“Whitethorn LLC”), Cactus II Pipeline LLC (“Cactus II”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”), Panola Pipeline Company, LLC (“Panola”), Mi Vida JV LLC (“Mi Vida”), Ranch Westex JV LLC (“Ranch Westex”), and Red Bluff Express Pipeline, LLC (“Red Bluff Express”). The interests in TEP, TEG, and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant. The “West Texas complex” refers to the Delaware Basin Midstream, LLC (“DBM”) complex and DBJV and Haley systems.
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of June 30, 2020, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	38	3	—	3
Natural-gas processing plants/trains	26	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3
(1)Includes the DBM water systems.

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

•Exchange Agreement. Western Gas Resources, Inc. (“WGRI”), the general partner, and the Partnership entered into a partnership interests exchange agreement (the “Exchange Agreement”), pursuant to which the Partnership canceled the non-economic general partner interest in the Partnership and simultaneously issued a 2.0% general partner interest to the general partner in exchange for which WGRI transferred 9,060,641 common units to the Partnership, which immediately canceled such units on receipt.

•Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP pays a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to the Partnership and (ii) agreed to continue to provide certain administrative and operational services to the Partnership for up to a two-year transition period. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. The Services Agreement also includes provisions governing the transfer of certain employees to the Partnership and the assumption by the Partnership of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to the Partnership.

•RCF amendment. WES Operating entered into an amendment to its $2.0 billion senior unsecured revolving credit facility (“RCF”) to, among other things, (i) effective on February 14, 2020, exercise the final one-year extension option to extend the maturity date of the RCF to February 14, 2025, for the extending lenders, and (ii) modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of the Partnership elect to remove the general partner as the general partner of the Partnership in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the RCF.

•Term loan facility amendment. WES Operating entered into an amendment to its $3.0 billion senior unsecured credit facility (“Term loan facility”) to, among other things, modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of the Partnership elect to remove the general partner as the general partner of the Partnership in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the Term loan facility. See Note 11.

•Termination of debt-indemnification agreements. WES Operating GP and certain wholly owned subsidiaries of Occidental mutually terminated the debt-indemnification agreements related to certain indebtedness incurred by WES Operating.

•Termination of omnibus agreements. The Partnership and WES Operating entered into agreements with Occidental to terminate the WES and WES Operating omnibus agreements. See Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Merger transactions. On February 28, 2019, the Partnership, WES Operating, Anadarko, and certain of their affiliates completed the transactions contemplated by the Contribution Agreement and Agreement and Plan of Merger (the “Merger Agreement”), dated November 7, 2018, pursuant to which, among other things, (i) Clarity Merger Sub, LLC, a wholly owned subsidiary of the Partnership, merged with and into WES Operating, with WES Operating continuing as the surviving entity and as a subsidiary of the Partnership (the “Merger”), and (ii) WES Operating acquired the Anadarko Midstream Assets (“AMA”). See Note 3.

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
(1)The 25% third-party interest in Chipeta Processing LLC (“Chipeta”) is reflected within noncontrolling interests in the consolidated financial statements. See Noncontrolling interests below.
(2)The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues, and expenses attributable to these assets.
(3)Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method of accounting. “Equity-investment throughput” refers to the Partnership’s share of average throughput for these investments.

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating as of June 30, 2020 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Inventory. The cost of NGLs inventory is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or net realizable value. NGLs inventory is reported in Other current assets and NGLs line-fill inventory is reported in Other assets on the consolidated balance sheets. Materials and supplies inventory is valued at weighted-average cost and is reviewed periodically for obsolescence. As of June 30, 2020, materials and supplies inventory, previously reported in Other current assets, is prospectively reported in Other assets on the consolidated balance sheets. See Note 10.

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

Equity-based compensation. On February 10, 2020, the Board of Directors approved awards of phantom units (the “Awards”) to the Partnership’s executive officers under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”). The Awards include (i) an award of time-vested phantom units that vest ratably over a three-year period (“Time-Based Awards”), (ii) a market award that vests after a three-year performance period based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a three-year performance period (“ROA Awards”). At vesting, the value of the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective Award Agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards pay in-kind distributions in the form of Partnership common units. The Partnership issued 21,090 common units as in-kind distributions under such Awards during the quarter ended June 30, 2020.
In addition, phantom units are awarded under the WES LTIP to non-executive employees and independent directors of the Partnership from time to time, which vest ratably over a three-year period and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and independent directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of any forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-based Awards, ROA Awards, and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. For ROA Awards, all performance-related fair-value changes are recognized in compensation expense during the performance period. Compensation expense for the WES LTIP was $2.1 million and $3.2 million for the three and six months ended June 30, 2020, respectively, and $0.4 million for the three and six months ended June 30, 2019.

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $4.0 million and $4.4 million for the three and six months ended June 30, 2020, respectively, recorded as General and administrative expense in the consolidated statements of operations.

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

Accounts receivable and contract assets. Accounts receivable represent contractual rights for services performed, with, on average, 30-day payment terms from the date of invoice. Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts and accrued deficiency fees. As of June 30, 2020, there have been no negative indications regarding the collectability of significant receivables as it relates to impacts from the global outbreak of the coronavirus (“COVID-19”) and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate.

Notes receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly (the “Anadarko note receivable”). Following Occidental’s acquisition by merger of Anadarko in August 2019, Occidental became the ultimate counterparty. Since the first quarter of 2020, the Partnership has assessed the recoverability of the Anadarko note receivable under the loss-given-default method using historical data from internal and external sources, current market conditions, and reasonable and supportable forecasted information. The loss-given-default method was based on applicable probability of default percentages for similar debt instruments and the fair value of the Anadarko note receivable, which reflects an analysis of Occidental’s yield based on quoted market yields of similar Occidental debt instruments. As of June 30, 2020, the Partnership recognized an allowance for expected credit losses of $0.5 million related to the Anadarko note receivable. See Note 6.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Revenue from customers
Service revenues – fee based	$581,452	$593,544	$1,223,373	$1,173,518
Service revenues – product based	7,000	16,675	22,921	36,054
Product sales	21,736	74,469	78,385	147,269
Total revenue from customers	610,188	684,688	1,324,679	1,356,841
Revenue from other than customers
Lease revenue (1)	61,176	—	120,651	—
Net gains (losses) on commodity-price swap agreements	—	—	—	(667)
Other	391	366	738	763
Total revenues and other	$671,755	$685,054	$1,446,068	$1,356,937
(1)For the three and six months ended June 30, 2020, includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $507.3 million and $362.6 million as of June 30, 2020, and December 31, 2019, respectively.
Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed.
The following table summarizes current-period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2019	$67,357
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(2,592)
Additional estimated revenues recognized (2)	9,646
Balance at June 30, 2020	$74,411

Contract assets at June 30, 2020
Other current assets	$15,084
Other assets	59,327
Total contract assets from contracts with customers	$74,411
(1)Includes $(2.6) million for the three months ended June 30, 2020.
(2)Includes $4.3 million for the three months ended June 30, 2020.

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

thousands
Balance at December 31, 2019	$222,274
Cash received or receivable, excluding revenues recognized during the period (1)	23,902
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(10,533)
Balance at June 30, 2020	$235,643

Contract liabilities at June 30, 2020
Accrued liabilities	$9,231
Other liabilities	226,412
Total contract liabilities from contracts with customers	$235,643
(1)Includes $12.7 million for the three months ended June 30, 2020.
(2)Includes $(1.6) million for the three months ended June 30, 2020.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020, are presented in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2020	$387,163
2021	779,043
2022	1,033,556
2023	977,039
2024	946,468
Thereafter	3,551,258
Total	$7,674,527

3. ACQUISITIONS AND DIVESTITURES

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko, which is comprised of (i) the DJ Basin oil system and Wattenberg processing plant located in the DJ basin; (ii) the DBM oil system, APC water systems, a 50% interest in Mi Vida, and a 50% interest in Ranch Westex, located in West Texas; (iii) the Wamsutter pipeline located in Wyoming; (iv) a 20% interest in Saddlehorn, a crude-oil and condensate pipeline that originates in Laramie County, Wyoming and terminates in Cushing, Oklahoma; and (v) a 15% interest in Panola, an NGLs pipeline that originates in Panola County, Texas, and terminates in Mont Belvieu, Texas. AMA was acquired in exchange for aggregate consideration of $2.0 billion of cash, less the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transfer, and 45,760,201 WES Operating common units. These WES Operating common units, less 6,375,284 WES Operating common units retained by WGR Asset Holding Company LLC (“WGRAH”), converted into the right to receive common units of the Partnership at Merger completion.

Red Bluff Express acquisition. In January 2019, the Partnership acquired a 30% interest in Red Bluff Express, which owns a third-party-operated natural-gas pipeline connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. The Partnership acquired its 30% interest from a third party via an initial net investment of $92.5 million, which represented a 30% share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method of accounting.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30	0.62000	280,880	November 2019
December 31	0.62200	281,786	February 2020
2020
March 31	$0.31100	$140,893	May 2020
June 30 (1)	0.31100	140,900	August 2020
(1)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the second quarter of 2020 of $0.31100 per unit, or $140.9 million in aggregate. The cash distribution is payable on August 13, 2020 to unitholders of record at the close of business on July 31, 2020, including the general partner units that were issued on December 31, 2019 (see Note 1).

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

WES Operating partnership distributions. Immediately prior to the closing of the Merger, the WES Operating incentive distribution rights (“IDRs”) and general partner units were converted into WES Operating common units and a non-economic general partner interest in WES Operating, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning with the first quarter of 2019, WES Operating has made cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in respect of their proportionate share of limited partner interests in WES Operating. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2019
March 31	$283,271
June 30	288,083
September 30	289,676
December 31	290,314
2020
March 31	$143,404
June 30	143,404

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2020, Occidental held 242,136,976 common units, representing a 53.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.0% general partner interest in the Partnership (see Note 1). The public held 201,855,523 common units, representing a 44.6% limited partner interest in the Partnership.

Holdings of WES Operating equity. As of June 30, 2020, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating Class C units. In November 2014, WES Operating issued 10,913,853 Class C units to APC Midstream Holdings, LLC (“AMH”), pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund the acquisition of DBM. All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger (see Note 1).

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

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated because no publicly traded units remained outstanding subsequent to the closing of the Merger.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$460,138	$343,484	$907,921	$670,126
Service revenues – product based	1,168	634	4,146	1,986
Product sales	12,136	41,066	43,760	91,509
Total revenues and other	473,442	385,184	955,827	763,621
Equity income, net – related parties (1)	54,415	63,598	115,762	121,590
Operating expenses
Cost of product	5,967	68,225	83,870	124,397
Operation and maintenance	1,516	32,318	34,357	71,459
General and administrative (2)	10,994	26,892	32,849	45,786
Total operating expenses	18,477	127,435	151,076	241,642
Interest income – Anadarko note receivable	4,225	4,225	8,450	8,450
Interest expense	—	(20)	(43)	(1,853)
(1)See Note 7.
(2)Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

Consolidated balance sheets
thousands	June 30, 2020	December 31, 2019
Assets
Accounts receivable, net (1)	$325,349	$113,345
Other current assets	13,019	4,982
Anadarko note receivable	259,481	260,000
Equity investments (2)	1,280,047	1,285,717
Other assets	59,302	60,221
Total assets	1,937,198	1,724,265
Liabilities
Accounts and imbalance payables	655	—
Short-term debt (3)	—	7,873
Accrued liabilities	2,513	3,087
Other liabilities	119,132	97,800
Total liabilities	122,300	108,760
(1)Increase attributable to the timing of certain related-party cash receipts. The Partnership received $141.8 million of the June 30, 2020, Accounts receivable, net balance by July 3, 2020.
(2)See Note 7.
(3)Includes amounts related to finance leases (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2020	2019
Distributions from equity-investment earnings – related parties	$124,156	$115,483
Acquisitions from related parties	—	(2,007,501)
Contributions to equity investments - related parties	(16,064)	(77,333)
Distributions from equity investments in excess of cumulative earnings – related parties	13,340	17,052
APCWH Note Payable borrowings	—	11,000
Repayment of APCWH Note Payable	—	(439,595)
Distributions to Partnership unitholders (1)	(225,914)	(255,885)
Distributions to WES Operating unitholders (2)	(8,676)	(8,210)
Net contributions from (distributions to) related parties	21,832	456,938
Above-market component of swap agreements with Anadarko	—	7,407
Finance lease payments	(6,382)	—
(1)Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).
(2)Represents distributions paid to certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
General and administrative (1)	$11,168	$26,380	$32,906	$44,878
(1)Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

Consolidated balance sheets
thousands	June 30, 2020	December 31, 2019
Accounts receivable, net	$299,332	$113,581

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2020	2019
Distributions to WES Operating unitholders (1)	$(433,718)	$(448,173)
(1)Represents distributions paid to the Partnership and certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5). For the six months ended June 30, 2019, includes distributions to the Partnership and a subsidiary of Occidental related to the repayment of the WGP RCF (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Related-party revenues. Related-party revenues include (i) income from the Partnership’s investments accounted for under the equity method of accounting (see Note 7) and (ii) amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. These arrangements with Occidental include Occidental-produced volumes and in some instances, the volumes of other working-interest owners of Occidental where the joint partnership collectively markets volumes. These volumes are considered owned and controlled by Occidental, which is the contracting counterparty of the Partnership. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 43% and 42% for the three and six months ended June 30, 2020, respectively, and 37% for the three and six months ended June 30, 2019. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% for the three and six months ended June 30, 2020, and 85% and 83% for the three and six months ended June 30, 2019, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 87% and 88% for the three and six months ended June 30, 2020, respectively, and 80% and 82% for the three and six months ended June 30, 2019, respectively.

Commodity purchase and sale agreements. The Partnership sells a significant amount of its natural gas and NGLs to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate. Prior to April 1, 2020, AESC acted as an agent on behalf of either the Partnership or the Partnership’s customers for third-party sales. Where AESC sold natural gas and NGLs on the Partnership’s customers’ behalf, the Partnership recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on the Partnership’s behalf, the Partnership recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q). In addition, the Partnership purchases natural gas from AESC pursuant to purchase agreements.

Marketing Transition Services Agreement. Effective December 31, 2019, certain subsidiaries of Anadarko entered into a transition services agreement (the “Marketing Transition Services Agreement”) to provide marketing-related services to certain of the Partnership’s subsidiaries through December 31, 2020. Additionally, under the terms of the Marketing Transition Services Agreement, the Partnership is liable for certain downstream transportation commitments through December 31, 2020.

Operating lease. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. For the three and six months ended June 30, 2020, the Partnership recognized fixed-lease revenue of $44.0 million and $87.9 million, respectively, and variable-lease revenue of $17.2 million and $32.8 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for the operation of the Partnership’s assets and for services provided to related parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s agreements with Occidental. Related-party expenses do not bear a direct relationship to related-party revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Shared services agreements. Pursuant to the agreements discussed below, Occidental performs certain centralized corporate functions for the Partnership and WES Operating.

•Services Agreement. Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by the Partnership. Occidental is reimbursed for the services provided by the seconded employees. In late March 2020, seconded employees’ employment was transferred to the Partnership. Further, Occidental continues to provide certain administrative and operational services to the Partnership. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. For additional information on the Services Agreement, see Note 1.

•WES and WES Operating omnibus agreements. Prior to December 31, 2019, the Partnership had an omnibus agreement with Occidental and the general partner and WES Operating had a separate omnibus agreement with Occidental and WES Operating GP. These agreements governed, among other things, the obligation to reimburse Occidental for expenses incurred or payments made on the Partnership’s and WES Operating’s behalf in conjunction with general and administrative services provided by Occidental. The omnibus agreements were terminated as part of the December 2019 Agreements (see Note 1).

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $3.6 million and $7.7 million for the three and six months ended June 30, 2020, respectively, and $4.0 million and $5.8 million for the three and six months ended June 30, 2019, respectively. Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Anadarko note receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly and classified as interest income in the consolidated statements of operations. As of June 30, 2020, the accrued interest receivable balance of $2.8 million is classified as Accounts receivable, net on the consolidated balance sheets. The fair value of the Anadarko note receivable was $241.5 million and $337.7 million at June 30, 2020, and December 31, 2019, respectively. Following Occidental’s acquisition by merger of Anadarko, the fair value of the Anadarko note receivable reflects an analysis of Occidental’s yield based on quoted market yields of similar Occidental debt instruments. Accordingly, the fair value of the Anadarko note receivable is measured using Level-2 fair value inputs. As of June 30, 2020, the Partnership recognized an allowance for expected credit losses of $0.5 million related to the Anadarko note receivable. See Note 1.

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
Notional volumes for each product-based commodity-price swap agreement were not specifically defined. Instead, the commodity-price swap agreements applied to the actual volumes of natural gas, condensate, and NGLs purchased and sold. The commodity-price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore did not require fair-value measurement. Net gains (losses) on commodity-price swap agreements were zero and $(0.7) million (due to settlement of 2018 activity in 2019) for the three and six months ended June 30, 2019, respectively, reported in the consolidated statements of operations as related-party Product sales. A capital contribution from Anadarko related to the commodity-price swap agreements of $7.4 million was recorded in the consolidated statements of equity and partners’ capital for the three months ended March 31, 2019.

Concentration of credit risk. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the equity-investments activity for the six months ended June 30, 2020:

thousands	Balance at December 31, 2019	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at June 30, 2020
Fort Union	$(610)	$(566)	$—	$—	$—	$(1,176)
White Cliffs	45,877	4,368	993	(3,826)	(679)	46,733
Rendezvous	32,964	187	—	(1,158)	(1,072)	30,921
Mont Belvieu JV	103,036	13,734	—	(13,753)	(2,897)	100,120
TEG	18,199	2,198	—	(2,209)	(1,356)	16,832
TEP	203,556	18,410	—	(21,588)	(592)	199,786
FRP	207,782	19,909	3,670	(21,340)	(4,193)	205,828
Whitethorn LLC	161,665	19,957	278	(20,811)	—	161,089
Cactus II	172,165	10,955	10,471	(11,092)	—	182,499
Saddlehorn	112,855	12,223	—	(13,644)	—	111,434
Panola	21,783	984	—	(984)	(431)	21,352
Mi Vida	57,807	5,178	—	(5,925)	(478)	56,582
Ranch Westex	46,678	5,648	—	(5,249)	(705)	46,372
Red Bluff Express	101,960	2,577	652	(2,577)	(937)	101,675
Total	$1,285,717	$115,762	$16,064	$(124,156)	$(13,340)	$1,280,047
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

The investment balance in Saddlehorn at June 30, 2020, is $9.8 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2020	December 31, 2019
Land	N/A	$9,708	$9,495
Gathering systems – pipelines	30 years	5,203,293	5,092,004
Gathering systems – compressors	15 years	2,033,154	1,929,377
Processing complexes and treating facilities	25 years	3,380,567	3,237,801
Transportation pipeline and equipment	6 to 45 years	171,069	173,572
Produced-water disposal systems	20 years	810,275	754,774
Assets under construction	N/A	289,418	486,584
Other	3 to 40 years	702,238	672,064
Total property, plant, and equipment		12,599,722	12,355,671
Less accumulated depreciation		3,685,006	3,290,740
Net property, plant, and equipment		$8,914,716	$9,064,931

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset impairments. During the six months ended June 30, 2020, the Partnership recognized impairments of $165.9 million, primarily due to $149.4 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $112.2 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. The remaining impairments of $16.5 million were primarily at the DJ Basin complex due to cancellation of projects and impairments of rights-of-way.
During the year ended December 31, 2019, the Partnership recognized impairments of $6.3 million, primarily at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.

Potential future long-lived asset impairments. As of June 30, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in future long-lived asset impairments.

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
During the three months ended March 31, 2020, the Partnership performed an interim goodwill impairment test due to a significant decline in the trading price of the Partnership’s common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership primarily used the market approach and Level-3 inputs to estimate the fair value of its two reporting units. The market approach was based on multiples of EBITDA and the Partnership’s projected future EBITDA. The EBITDA multiples were based on current and historic multiples for comparable midstream companies of similar size and business profit to the Partnership. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, operating, and general and administrative costs. The Partnership also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the valuations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying amount of goodwill to zero for the gathering and processing reporting unit. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Trade receivables, net	$457,405	$260,458	$431,388	$260,694
Other receivables, net	2,913	54	2,882	54
Total accounts receivable, net	$460,318	$260,512	$434,270	$260,748

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
NGLs inventory	$559	$906	$559	$906
Materials and supplies inventory	—	23,444	—	23,444
Imbalance receivables	7,985	4,690	7,985	4,690
Prepaid insurance	1,877	5,676	495	3,652
Contract assets	15,084	7,129	15,084	7,129
Other	13,602	93	13,602	93
Total other current assets	$39,107	$41,938	$37,725	$39,914

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Accrued interest expense	$130,921	$72,064	$130,921	$72,064
Short-term asset retirement obligations	27,662	22,472	27,662	22,472
Short-term remediation and reclamation obligations	3,528	3,528	3,528	3,528
Income taxes payable	662	697	662	697
Contract liabilities	9,231	19,659	9,231	19,659
Other (1)	45,221	31,373	21,914	31,219
Total accrued liabilities	$217,225	$149,793	$193,918	$149,639
(1)Includes amounts related to WES Operating’s interest-rate swap agreements as of June 30, 2020, and December 31, 2019 (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2020			December 31, 2019
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
5.375% Senior Notes due 2021	$431,081	$430,049	$437,442	$—	$—	$—
Finance lease liabilities (2)	8,570	8,570	8,570	7,873	7,873	7,873
Total short-term debt	$439,651	$438,619	$446,012	$7,873	$7,873	$7,873

Long-term debt
5.375% Senior Notes due 2021	$—	$—	$—	$500,000	$498,168	$515,042
4.000% Senior Notes due 2022	584,417	583,937	580,390	670,000	669,322	689,784
Floating-Rate Senior Notes due 2023	289,978	288,322	274,219	—	—	—
3.100% Senior Notes due 2025	1,000,000	992,109	954,941	—	—	—
3.950% Senior Notes due 2025	500,000	494,343	470,309	500,000	493,830	504,968
4.650% Senior Notes due 2026	500,000	496,450	481,202	500,000	496,197	513,393
4.500% Senior Notes due 2028	400,000	395,362	379,742	400,000	395,113	390,920
4.750% Senior Notes due 2028	400,000	396,370	384,618	400,000	396,190	400,962
4.050% Senior Notes due 2030	1,200,000	1,188,951	1,160,136	—	—	—
5.450% Senior Notes due 2044	600,000	593,533	501,525	600,000	593,470	533,710
5.300% Senior Notes due 2048	700,000	686,944	573,902	700,000	686,843	610,841
5.500% Senior Notes due 2048	350,000	342,487	289,423	350,000	342,432	310,198
5.250% Senior Notes due 2050	1,000,000	983,411	873,172	—	—	—
RCF	75,000	75,000	75,000	380,000	380,000	380,000
Term loan facility	—	—	—	3,000,000	3,000,000	3,000,000
Finance lease liabilities	27,177	27,177	27,177	—	—	—
Total long-term debt	$7,626,572	$7,544,396	$7,025,756	$8,000,000	$7,951,565	$7,849,818
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)Includes related-party amounts as of December 31, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity for the six months ended June 30, 2020:

thousands	Carrying Value
Balance at December 31, 2019	$7,959,438
RCF borrowings	125,000
Issuance of Floating-Rate Senior Notes due 2023	300,000
Issuance of 3.100% Senior Notes due 2025	1,000,000
Issuance of 4.050% Senior Notes due 2030	1,200,000
Issuance of 5.250% Senior Notes due 2050	1,000,000
Finance lease liabilities	27,875
Repayments of RCF borrowings	(430,000)
Repayment of Term loan facility borrowings	(3,000,000)
Repayment of 5.375% Senior Notes due 2021	(68,919)
Repayment of 4.000% Senior Notes due 2022	(85,583)
Repayment of Floating-Rate Senior Notes due 2023	(10,022)
Other	(34,774)
Balance at June 30, 2020	$7,983,015

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount (collectively referred to as the “Fixed-Rate Senior Notes”). Including the effects of the issuance and underwriting discounts, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, are 3.287%, 4.168%, and 5.362%, respectively. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). As of June 30, 2020, the interest rate on the Floating-Rate Senior Notes was 2.66%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month London Interbank Offered Rate) on the interest determination date plus 0.85%.

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+.” In May 2020, Fitch downgraded WES Operating’s long-term debt to “BB” and in June 2020, Moody’s Investors Service downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, annualized borrowing costs will increase by $35.0 million.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

During the first quarter of 2020, WES Operating purchased and retired $61.4 million of the 5.375% Senior Notes due 2021 and $38.6 million of the 4.000% Senior Notes due 2022 via open-market repurchases. During the second quarter of 2020, WES Operating purchased and retired (i) an additional $7.5 million of the 5.375% Senior Notes due 2021 and $47.0 million of the 4.000% Senior Notes due 2022, and (ii) $10.0 million of the Floating-Rate Senior Notes, each via open-market repurchases. For the three and six months ended June 30, 2020, gains of $1.4 million and $11.0 million, respectively, were recognized for the early retirement of these notes.
As of June 30, 2020, the 5.375% Senior Notes due 2021 were classified as short-term debt on the consolidated balance sheet. At June 30, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
As of June 30, 2020, there were $75.0 million of outstanding borrowings and $5.0 million of outstanding letters of credit, resulting in $1.9 billion of available borrowing capacity under the RCF. As of June 30, 2020 and 2019, the interest rate on any outstanding RCF borrowings was 1.66% and 3.71%, respectively. The facility-fee rate was 0.25% and 0.20% at June 30, 2020 and 2019, respectively. At June 30, 2020, WES Operating was in compliance with all covenants under the RCF.
As a result of credit-rating downgrades received from Fitch and S&P (see WES Operating Senior Notes above), beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). As of June 30, 2019, the interest rate on the outstanding borrowings was 3.78%. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated the Term loan facility (see WES Operating Senior Notes above). During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $41.3 million as of June 30, 2020.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the six months ended June 30, 2020, WES Operating made cash payments of $12.8 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
The Partnership did not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swap agreements were recognized in earnings. For the three and six months ended June 30, 2019, non-cash losses of $59.0 million and $94.6 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Third parties
Long-term and short-term debt	$(89,650)	$(82,624)	$(179,419)	$(149,720)
Finance lease liabilities	(388)	—	(793)	—
Amortization of debt issuance costs and commitment fees	(3,462)	(3,170)	(6,589)	(6,322)
Capitalized interest	(1,154)	6,342	3,604	12,547
Total interest expense – third parties	(94,654)	(79,452)	(183,197)	(143,495)
Related parties
APCWH Note Payable	—	—	—	(1,833)
Finance lease liabilities	—	(20)	(43)	(20)
Total interest expense – related parties	—	(20)	(43)	(1,853)
Interest expense	$(94,654)	$(79,472)	$(183,240)	$(145,348)

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
Although we and our general partner believe that the expectations reflected in our forward-looking statements are reasonable, neither we nor our general partner can provide any assurance that such expectations will prove correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•our ability to pay distributions to our unitholders;

•our assumptions about the energy market;

•future throughput (including Occidental production) that is gathered or processed by, or transported through our assets;

•our operating results;

•competitive conditions;

•technology;

•the availability of capital resources to fund acquisitions, capital expenditures, and other contractual obligations, and our ability to access financing through the debt or equity capital markets;

•the supply of, demand for, and price of, oil, natural gas, NGLs, and related products or services;

•commodity-price risks inherent in percent-of-proceeds, percent-of-product, and keep-whole contracts;

•weather and natural disasters;

•inflation;

•the availability of goods and services;

•general economic conditions, internationally, domestically, or in the jurisdictions in which we are doing business;

•federal, state, and local laws and state-approved voter ballot initiatives, including those laws or ballot initiatives that limit producers’ hydraulic-fracturing activities or other oil and natural-gas development or operations;

•environmental liabilities;

•legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•changes in the financial or operational condition of Occidental;

•the creditworthiness of Occidental or our other counterparties, including financial institutions, operating partners, and other parties;

•changes in Occidental’s capital program, corporate strategy, or other desired areas of focus;

•our commitments to capital projects;

•our ability to access liquidity under the RCF;

•our ability to repay debt;

•conflicts of interest among us, our general partner and its related parties, including Occidental, with respect to, among other things, the allocation of capital and operational and administrative costs, and our future business opportunities;

•our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•our ability to acquire assets on acceptable terms from third parties;

•non-payment or non-performance of significant customers, including under gathering, processing, transportation, and disposal agreements and the Anadarko note receivable;

•the timing, amount, and terms of future issuances of equity and debt securities;

•the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as we and our customers comply with any regulatory orders or other state or local changes in laws or regulations;

•the economic uncertainty from the worldwide outbreak of the coronavirus (“COVID-19”); and

•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2019 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

During the first and second quarters of 2020, the global outbreak of COVID-19 caused a sharp decline in the worldwide demand for oil, natural gas, and NGLs, which contributed significantly to recent commodity-price declines and oversupplied commodities markets. These market dynamics have an adverse impact on producers that provide throughput into our systems and we have experienced decreased throughput at many of our locations, which may adversely affect our results of operations and cash flows.
Additionally, many of our employees have been and may continue to be subject to pandemic-related work-from-home requirements, which requires us to take additional actions to ensure that the number of personnel accessing our network remotely does not lead to excessive cyber-security risk levels during the ongoing work-from-home precautionary phase of the pandemic. Similarly, we are working continually to ensure operational changes that we have made to promote the health and safety of our personnel during this pandemic do not unduly disrupt intracompany communications and key business processes. We consider our risk-mitigation efforts adequate; however, the ultimate impact of the ongoing pandemic is unpredictable, with direct and indirect impacts to our business. See Risk Factors under Part II, Item 1A of this Form 10-Q for additional information on these and other risks.
WES continues to monitor the COVID-19 situation closely and as state and federal governments issue additional guidance, we will update our own policy responses to ensure the safety and health of our workforce and communities. The federal government has provided guidance to states on how to safely return personnel to the workplace, which we are following as our workforce returns to WES locations. All WES facilities, including field locations, have been conducting enhanced routine cleaning and disinfecting of common areas and frequently touched surfaces using CDC- and EPA-approved products. Our return-to-work protocols include daily required application-based health self-assessments that must be completed prior to accessing WES work locations.

We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. As of June 30, 2020, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	38	3	—	3
Natural-gas processing plants/trains	26	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2020, included the following:

•Our second-quarter 2020 distribution is unchanged from the first-quarter 2020 per-unit distribution of $0.31100.

•We commenced operations of Latham Train II at the DJ Basin complex (with capacity of 250 MMcf/d) and Loving ROTF Train III at the DBM oil system (with capacity of 30 MBbls/d) during the first quarter of 2020.

•In January 2020, WES Operating completed an offering of $3.2 billion in aggregate principal amount of Fixed-Rate Senior Notes and $300.0 million in aggregate principal amount of Floating-Rate Senior Notes. Net proceeds from these offerings were used to repay and terminate the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes. See Liquidity and Capital Resources within this Item 2 for additional information.

•During the first six months of 2020, WES Operating purchased and retired $164.5 million of certain of its senior notes and Floating-Rate Senior Notes. See Liquidity and Capital Resources within this Item 2 for additional information.

•Natural-gas throughput attributable to WES totaled 4,413 MMcf/d and 4,439 MMcf/d for the three and six months ended June 30, 2020, respectively, representing a 3% and 5% increase, respectively, compared to the same periods in 2019.

•Crude-oil and NGLs throughput attributable to WES totaled 711 MBbls/d and 736 MBbls/d for the three and six months ended June 30, 2020, respectively, representing a 19% and 23% increase, respectively, compared to the same periods in 2019.

•Produced-water throughput attributable to WES totaled 758 MBbls/d and 730 MBbls/d for the three and six months ended June 30, 2020, respectively, representing a 50% and 44% increase, respectively, compared to the same periods in 2019.

•Operating income (loss) was $373.8 million for the three months ended June 30, 2020, representing a 21% increase compared to the same period in 2019. Operating income (loss) was $158.9 million for the six months ended June 30, 2020, which includes goodwill and long-lived asset impairments of $596.8 million during the first quarter, representing a 75% decrease compared to the same period in 2019.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.13 per Mcf and $1.15 per Mcf for the three and six months ended June 30, 2020, respectively, representing a 7% and 6% increase, respectively, compared to the same periods in 2019.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.56 per Bbl for the three months ended June 30, 2020, representing a 2% increase compared to the same period in 2019. Adjusted gross margin for crude-oil and NGLs assets averaged $2.49 per Bbl for the six months ended June 30, 2020, remaining flat compared to the same period in 2019.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.97 per Bbl for the three and six months ended June 30, 2020, representing a 4% and 1% decrease, respectively, compared to the same periods in 2019.

The following tables provide additional information on throughput for the periods presented below:

	Three Months Ended June 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,309	1,179	11%	202	141	43%	773	515	50%
DJ Basin	1,329	1,266	5%	113	112	1%	—	—	—%
Equity investments	458	402	14%	367	311	18%	—	—	—%
Other	1,479	1,607	(8)%	44	49	(10)%	—	—	—%
Total throughput	4,575	4,454	3%	726	613	18%	773	515	50%

	Six Months Ended June 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,349	1,178	15%	197	143	38%	745	516	44%
DJ Basin	1,368	1,262	8%	120	107	12%	—	—	—%
Equity investments	451	390	16%	391	308	27%	—	—	—%
Other	1,435	1,585	(9)%	43	53	(19)%	—	—	—%
Total throughput	4,603	4,415	4%	751	611	23%	745	516	44%

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Period-over-period variances for the three and six months ended June 30, 2020, include the following impacts related to this change (i) decreases of $47.1 million and $56.2 million, respectively, in Service revenues – fee based, (ii) a decrease of $17.5 million and an increase of $4.7 million, respectively, in Product sales, and (iii) decreases of $64.6 million and $51.5 million, respectively, in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 2). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

December 2019 Agreements. On December 31, 2019, (i) WES and certain of its subsidiaries, including WES Operating and WES Operating GP, entered into the below-described agreements with Occidental and/or certain of its subsidiaries, including Anadarko, and (ii) WES Operating also entered into the below-described amendments to its debt agreements (collectively, the “December 2019 Agreements”).

•Exchange Agreement. WGRI, the general partner, and WES entered into a partnership interests exchange agreement (the “Exchange Agreement”), pursuant to which WES canceled the non-economic general partner interest in WES and simultaneously issued a 2.0% general partner interest to the general partner in exchange for which WGRI transferred 9,060,641 WES common units to WES, which immediately canceled such units on receipt.

•Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP pays a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to WES and (ii) agreed to continue to provide certain administrative and operational services to WES for up to a two-year transition period. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. The Services Agreement also includes provisions governing the transfer of certain employees to WES and the assumption by WES of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to WES.

•RCF amendment. WES Operating entered into an amendment to its RCF to, among other things, (i) effective on February 14, 2020, exercise the final one-year extension option to extend the maturity date of the RCF to February 14, 2025, for the extending lenders, and (ii) modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of WES elect to remove the general partner as the general partner of WES in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the RCF.

•Term loan facility amendment. WES Operating entered into an amendment to its Term loan facility to, among other things, modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of WES elect to remove the general partner as the general partner of WES in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the Term loan facility. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

•Termination of debt-indemnification agreements. WES Operating GP and certain wholly owned subsidiaries of Occidental mutually terminated the debt-indemnification agreements related to certain indebtedness incurred by WES Operating.

•Termination of omnibus agreements. WES and WES Operating entered into agreements with Occidental to terminate the WES and WES Operating omnibus agreements. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

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

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices recently ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020. While the extent and duration of the recent commodity-price declines cannot be predicted, potential impacts to our business include the following:

•With continued excess supply, domestic oil-storage capacity may reach operational limits, causing downstream-storage constraints and potential production curtailments that could adversely impact revenues generated from our midstream gathering and processing contracts. As available storage nears capacity, our customers may shut-in field production due to their inability to access downstream-takeaway alternatives or challenged wellhead economics.

•We have exposure to increased credit risk to the extent any of our customers, including Occidental, is in financial distress. See Liquidity and Capital Resources—Credit risk within this Item 2 for additional information.

•An extended period of diminished earnings may restrict our ability to fully access our RCF, which contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio based on Adjusted EBITDA (as defined in the covenant) related to the trailing twelve-month period. Further, any future waivers or amendments to the RCF also may trigger pricing increases for available credit. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2 for additional information.

•As of June 30, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in future long-lived asset impairments.

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

Effects of credit-rating downgrade. Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+,” with negative watches assigned to each of these revised ratings. In May 2020, Fitch downgraded WES Operating’s long-term debt to “BB” and in June 2020, Moody’s Investors Service (“Moody’s”) downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, WES Operating’s credit rating is below investment grade for all three major credit rating agencies, which results in the following:

•WES Operating’s annualized borrowing costs will increase by $35.0 million for the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020 that provide for increased interest rates following downgrade events.

•Beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

•We may be obligated to provide financial assurance of our performance under certain contractual arrangements requiring us to post collateral in the form of letters of credit or cash. At June 30, 2020, we had $5.0 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

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

•A quarterly cash distribution of $0.31100 per unit for the first quarter of 2020, which represents a 50% reduction to the distribution paid for the previous quarter.

•For the year ended December 31, 2020, capital expenditures are expected to be $450.0 million to $550.0 million, representing a 45% reduction to prior guidance. This reduction results from deferred producer activity in all basins and the elimination of associated capital expenditures, other than those expenditures that are necessary to support proper maintenance and long-term asset integrity.

•We expect to achieve other cost reductions of approximately $75.0 million through operating and maintenance and general and administrative expense cost-saving initiatives.

On July 16, 2020, we announced that our per-unit distribution for the second quarter of 2020 is unchanged from the first-quarter 2020 $0.31100 per-unit distribution. On August 10, 2020, we announced a further downward revision to our estimated full-year 2020 capital expenditures, which currently are expected to be $400.0 million to $450.0 million, representing a $75.0 million reduction to the April 2020 guidance midpoint of $500.0 million.

BASIS OF PRESENTATION FOR ACQUIRED ASSETS AND RESULTS OF OPERATIONS

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko. See Note 1—Description of Business and Basis of Presentation and Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Red Bluff Express acquisition. In January 2019, we acquired a 30% interest in Red Bluff Express, which owns a third-party-operated natural-gas pipeline connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. We acquired our 30% interest from a third party via an initial net investment of $92.5 million, which represented a 30% share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method of accounting.

Presentation of the Partnership’s assets. Our assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98% partnership interest in WES Operating as of June 30, 2020 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Total revenues and other (1)	$671,755	$685,054	$1,446,068	$1,356,937
Equity income, net – related parties	54,415	63,598	115,762	121,590
Total operating expenses (1)	349,561	437,531	1,400,084	847,888
Gain (loss) on divestiture and other, net	(2,843)	(1,061)	(2,883)	(1,651)
Operating income (loss)	373,766	310,060	158,863	628,988
Interest income – Anadarko note receivable	4,225	4,225	8,450	8,450
Interest expense	(94,654)	(79,472)	(183,240)	(145,348)
Gain (loss) on early extinguishment of debt	1,395	—	8,740	—
Other income (expense), net	1,653	(58,477)	(108)	(93,683)
Income (loss) before income taxes	286,385	176,336	(7,295)	398,407
Income tax expense (benefit)	5,044	1,278	764	11,370
Net income (loss)	281,341	175,058	(8,059)	387,037
Net income (loss) attributable to noncontrolling interests	8,304	5,464	(24,569)	98,783
Net income (loss) attributable to Western Midstream Partners, LP (2)	$273,037	$169,594	$16,510	$288,254
Key performance metrics (3)
Adjusted gross margin	$686,957	$596,476	$1,388,272	$1,184,170
Adjusted EBITDA	514,441	432,920	1,028,028	861,250
Free cash flow	208,623	(6,353)	423,210	(78,175)
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of residue gas and NGLs to related parties. Total operating expenses includes amounts charged by related parties for services and reimbursements of amounts paid by related parties to third parties on our behalf. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.
(3)Adjusted gross margin, Adjusted EBITDA, and Free cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics—Reconciliation of non-GAAP financial measures within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2020” refer to the comparison of the three months ended June 30, 2020, to the three months ended June 30, 2019; any increases or decreases “for the six months ended June 30, 2020” refer to the comparison of the six months ended June 30, 2020, to the six months ended June 30, 2019; and any increases or decreases “for the three and six months ended June 30, 2020” refer to the comparison of these 2020 periods to the corresponding three- and six-month periods ended June 30, 2019.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	554	528	5%	547	527	4%
Processing	3,563	3,524	1%	3,605	3,498	3%
Equity investments (1)	458	402	14%	451	390	16%
Total throughput	4,575	4,454	3%	4,603	4,415	4%
Throughput attributable to noncontrolling interests (2)	162	178	(9)%	164	177	(7)%
Total throughput attributable to WES for natural-gas assets	4,413	4,276	3%	4,439	4,238	5%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	359	302	19%	360	303	19%
Equity investments (3)	367	311	18%	391	308	27%
Total throughput	726	613	18%	751	611	23%
Throughput attributable to noncontrolling interests (2)	15	13	15%	15	13	15%
Total throughput attributable to WES for crude-oil and NGLs assets	711	600	19%	736	598	23%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	773	515	50%	745	516	44%
Throughput attributable to noncontrolling interests (2)	15	10	50%	15	10	50%
Total throughput attributable to WES for produced-water assets	758	505	50%	730	506	44%
(1)Represents the 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.
(3)Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola and Cactus II throughput.

Natural-gas assets

Gathering, treating, and transportation throughput increased by 26 MMcf/d and 20 MMcf/d for the three and six months ended June 30, 2020, respectively, primarily due to increased production in areas around the Marcellus Interest systems, partially offset by production declines in areas around the Bison facility and Springfield gas-gathering system.
Processing throughput increased by 39 MMcf/d and 107 MMcf/d for the three and six months ended June 30, 2020, respectively, primarily due to (i) increased production in areas around the West Texas and DJ Basin complexes, (ii) the start-up of Latham Train II at the DJ Basin complex during the first quarter of 2020, and (iii) the start-up of Mentone Train II at the West Texas complex in March 2019. These increases were offset partially by (i) lower throughput at the Chipeta complex due to production declines in the area and a third-party contract that terminated during the fourth quarter of 2019, (ii) third-party volumes being diverted away from the Granger straddle plant beginning in the fourth quarter of 2019, and (iii) lower throughput at the Red Desert complex due to production declines in the area.

Equity-investment throughput increased by 56 MMcf/d and 61 MMcf/d for the three and six months ended June 30, 2020, respectively, primarily due to increased volumes on Red Bluff Express resulting from increased production in the area, partially offset by decreased volumes at the Mi Vida plant due to a decrease in third-party processed volumes.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 57 MBbls/d for the three and six months ended June 30, 2020, primarily due to (i) increased throughput at the DBM oil system with the commencement of Loving ROTF Train III operations during the first quarter of 2020 and increased production, and (ii) increased throughput into the DJ Basin oil system.
Equity-investment throughput increased by 56 MBbls/d and 83 MBbls/d for the three and six months ended June 30, 2020, respectively, primarily due to (i) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, (ii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020, and (iii) increased volumes on the Saddlehorn pipeline resulting from incentive tariffs and additional committed volumes beginning in the third quarter of 2019. These increases were offset partially by decreased volumes on the Whitethorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 258 MBbls/d and 229 MBbls/d for the three and six months ended June 30, 2020, respectively, due to increased throughput at the DBM water systems resulting from additional (i) producer activity, (ii) water-disposal facilities, and (iii) offload connections that increased capacity of the systems.

Service Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Service revenues – fee based	$642,628	$593,544	8%	$1,344,024	$1,173,518	15%
Service revenues – product based	7,000	16,675	(58)%	22,921	36,054	(36)%
Total service revenues	$649,628	$610,219	6%	$1,366,945	$1,209,572	13%

Service revenues – fee based

Service revenues – fee based increased by $49.1 million and $170.5 million for the three and six months ended June 30, 2020, respectively, primarily due to increases of (i) $29.1 million and $70.2 million, respectively, at the West Texas complex and $19.5 million and $55.9 million, respectively, at the DJ Basin complex from increased throughput, (ii) $22.7 million and $45.6 million, respectively, at the DBM oil system from increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, (iii) $22.1 million and $41.2 million, respectively, at the DBM water systems from increased throughput and a higher average fee resulting from a cost-of-service rate redetermination that occurred during the first quarter of 2020, and (iv) $5.4 million and $15.9 million, respectively, at the DJ Basin oil system from increased throughput and higher average fees resulting from an annual cost-of-service rate adjustment that occurred during the fourth quarter of 2019. These increases were offset partially by decreases of $47.1 million and $56.2 million, respectively, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Service revenues – product based

Service revenues – product based decreased by $9.7 million and $13.1 million for the three and six months ended June 30, 2020, respectively, primarily due to decreased volumes and pricing across several systems.

Product Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Natural-gas sales	$6,184	$8,227	(25)%	$16,723	$35,551	(53)%
NGLs sales	15,552	66,242	(77)%	61,662	111,051	(44)%
Total Product sales	$21,736	$74,469	(71)%	$78,385	$146,602	(47)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.12	$1.13	(1)%	$1.22	$1.77	(31)%
NGLs (per Bbl)	7.87	20.92	(62)%	11.76	23.09	(49)%

Natural-gas sales

Natural-gas sales decreased by $18.8 million for the six months ended June 30, 2020, primarily due to decreases of (i) $5.5 million and $2.8 million at the DJ Basin complex and MGR assets, respectively, attributable to decreases in average prices, (ii) $5.3 million at the Hilight system resulting from an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and (iii) $2.6 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

NGLs sales

NGLs sales decreased by $50.7 million and $49.4 million for the three and six months ended June 30, 2020, respectively, primarily due to decreases of (i) $15.1 million and $24.6 million, respectively, at the West Texas complex attributable to a decrease in average prices, partially offset by increased volumes, (ii) $6.2 million and $13.1 million, respectively, at the DJ Basin complex attributable to a decrease in average prices, and (iii) $2.6 million and $6.1 million, respectively, at the Chipeta complex, $3.9 million and $4.9 million, respectively, at the Brasada complex, and $2.2 million and $4.0 million, respectively, at the MGR assets resulting from decreases in average prices and volumes sold. The above decreases also were impacted by a $17.8 million decrease and a $7.3 million increase, respectively, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Equity Income, Net – Related Parties

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Equity income, net – related parties	$54,415	$63,598	(14)%	$115,762	$121,590	(5)%

Equity income, net – related parties decreased by $9.2 million and $5.8 million for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in equity income from Whitethorn LLC related to commercial activities, partially offset by increases related to the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019. In addition, the decrease for the six months ended June 30, 2020, was offset partially by increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
NGLs purchases	$8,992	$95,856	(91)%	$92,781	$175,675	(47)%
Residue purchases	11,941	17,980	(34)%	33,160	51,620	(36)%
Other	(2,331)	9,041	(126)%	(4,069)	9,645	(142)%
Cost of product	18,602	122,877	(85)%	121,872	236,940	(49)%
Operation and maintenance	145,186	148,431	(2)%	304,377	291,260	5%
Total Cost of product and Operation and maintenance expenses	$163,788	$271,308	(40)%	$426,249	$528,200	(19)%

NGLs purchases

NGLs purchases decreased by $86.9 million for the three months ended June 30, 2020, primarily due to decreases of (i) $58.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $14.8 million at the West Texas complex attributable to an average-price decrease partially offset by a purchased-volume increase, (iii) $3.6 million and $2.6 million at the Brasada and Chipeta complexes, respectively, due to average-price and purchased-volume decreases, and (iv) $2.4 million at the DJ Basin complex attributable to an average-price decrease.
NGLs purchases decreased by $82.9 million for the six months ended June 30, 2020, primarily due to decreases of (i) $43.4 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $22.3 million at the West Texas complex due to an average-price decrease, (iii) $4.7 million at both the Brasada and Chipeta complexes attributable to average-price and purchased-volume decreases, and (iv) $2.9 million at the DJ Basin complex attributable to an average-price decrease.

Residue purchases

Residue purchases decreased by $6.0 million for the three months ended June 30, 2020, primarily due to decreases of (i) $5.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $1.8 million at the DJ Basin complex attributable to average-price and purchased-volume decreases, and (iii) $1.5 million at the MGR assets attributable to an average-price decrease. These amounts were offset partially by an increase of $3.7 million at the West Texas complex attributable to an average-price increase.
Residue purchases decreased by $18.5 million for the six months ended June 30, 2020, primarily due to decreases of (i) $8.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2) and (ii) $5.4 million and $3.8 million at the DJ Basin complex and MGR assets, respectively, attributable to an average-price decrease.

Other items

Other items decreased by $11.4 million and $13.7 million for the three and six months ended June 30, 2020, respectively, primarily due to decreases of (i) $8.4 million and $10.6 million, respectively, at the West Texas complex due to changes in imbalance positions and (ii) $3.0 million and $4.4 million, respectively, at the DJ Basin complex due to decreases in transportation costs.

Operation and maintenance expense

Operation and maintenance expense increased by $13.1 million for the six months ended June 30, 2020, primarily due to increases of (i) $11.5 million and $3.7 million at the DJ Basin and West Texas complexes, respectively, primarily resulting from increased utilities and maintenance expense and (ii) $9.5 million at the DBM water systems primarily attributable to higher surface-use fees and throughput, contract labor and consulting services, and maintenance and utilities expense. These increases were offset partially by decreases of (i) $7.1 million in overhead expense primarily related to fleet management, equipment rentals, and other miscellaneous field expenses, and (ii) $4.6 million at the Springfield system primarily due to decreases in maintenance and salary expense.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
General and administrative	$36,423	$30,027	21%	$76,888	$52,871	45%
Property and other taxes	19,395	14,282	36%	37,871	30,567	24%
Depreciation and amortization	119,805	121,117	(1)%	252,124	235,063	7%
Long-lived asset impairments	10,150	797	NM	165,935	1,187	NM
Goodwill impairment	—	—	—%	441,017	—	NM
Total other operating expenses	$185,773	$166,223	12%	$973,835	$319,688	NM
NM—Not meaningful

General and administrative expenses

General and administrative expenses increased by $6.4 million and $24.0 million for the three and six months ended June 30, 2020, respectively, primarily due to certain increases relating to the Services Agreement, including (i) $1.6 million and $16.6 million, respectively, in personnel costs primarily resulting from WES securing its own dedicated workforce as of December 31, 2019, and (ii) $3.6 million and $8.4 million, respectively, of additional expense primarily related to services provided by Occidental to WES for information technology services. See Executive Summary—December 2019 Agreements within this Item 2.

Property and other taxes

Property and other taxes increased by $5.1 million and $7.3 million for the three and six months ended June 30, 2020, respectively, primarily due to ad valorem tax increases at (i) the West Texas complex due to general expansion, including the completion of Mentone Train II in March 2019 and (ii) at the DJ Basin complex due to general expansion, including the completion of Latham Train I in November 2019.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1.3 million for the three months ended June 30, 2020, primarily due to a decrease of $7.5 million at the DJ Basin complex as a result of a change in estimate for asset retirement obligations. The decrease was offset partially by increases of (i) $4.4 million at the West Texas complex and DBM oil system, resulting from capital projects being placed into service, and (ii) $2.0 million of amortization expense related to finance leases.
Depreciation and amortization expense increased by $17.1 million for the six months ended June 30, 2020, primarily due to increases of (i) $6.1 million at the West Texas complex and $4.8 million at the DBM oil system and DBM water systems, all primarily resulting from capital projects being placed into service, and (ii) $4.2 million of amortization expense related to finance leases. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.

Long-lived asset impairment expense

Long-lived asset impairment expense for the three months ended June 30, 2020, was primarily due to (i) impairments of $5.1 million at the DJ Basin and West Texas complexes due to cancellation of projects and (ii) a $5.1 million impairment for an asset located in Wyoming, which was impaired to estimated fair value. Long-lived asset impairment expense for the six months ended June 30, 2020, was primarily due to (i) $149.4 million of impairments for assets located in Wyoming and Utah and (ii) impairments at the DJ Basin complex.
For further information on long-lived asset impairment expense for the six months ended June 30, 2020, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Goodwill impairment expense

During the three months ended March 31, 2020, an interim goodwill impairment test was performed due to significant unit-price declines triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption. As a result of the interim impairment test, a goodwill impairment of $441.0 million was recognized for the gathering and processing reporting unit. For additional information on goodwill impairment expense, see Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Anadarko Note Receivable and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Interest income – Anadarko note receivable	$4,225	$4,225	—%	$8,450	$8,450	—%

Third parties
Long-term and short-term debt	$(89,650)	$(82,624)	9%	$(179,419)	$(149,720)	20%
Finance lease liabilities	(388)	—	NM	(793)	—	NM
Amortization of debt issuance costs and commitment fees	(3,462)	(3,170)	9%	(6,589)	(6,322)	4%
Capitalized interest	(1,154)	6,342	(118)%	3,604	12,547	(71)%
Related parties
APCWH Note Payable	—	—	—%	—	(1,833)	(100)%
Finance lease liabilities	—	(20)	(100)%	(43)	(20)	115%
Interest expense	$(94,654)	$(79,472)	19%	$(183,240)	$(145,348)	26%

Interest expense increased by $15.2 million and $37.9 million for the three and six months ended June 30, 2020, respectively, primarily due to (i) $35.6 million and $66.7 million, respectively, of interest incurred on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and Floating-Rate Senior Notes due 2023 that were issued in January 2020 and (ii) decreases of $7.5 million and $8.9 million, respectively, in capitalized interest. These increases were offset partially by decreases of (i) $20.3 million and $28.8 million, respectively, that occurred as a result of the repayment and termination of the Term loan facility in January 2020 and (ii) $6.6 million and $6.3 million, respectively, due to lower outstanding borrowings under the RCF in 2020. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Other income (expense), net	$1,653	$(58,477)	103%	$(108)	$(93,683)	100%

Other income (expense), net increased by $60.1 million and $93.6 million for the three and six months ended June 30, 2020, respectively, primarily due to non-cash losses of $59.0 million and $94.6 million on interest-rate swaps incurred during the three and six months ended June 30, 2019, respectively. All outstanding interest-rate swap agreements were settled in December 2019 (see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Income Tax Expense (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Income (loss) before income taxes	$286,385	$176,336	62%	$(7,295)	$398,407	(102)%
Income tax expense (benefit)	5,044	1,278	NM	764	11,370	(93)%
Effective tax rate	2%	1%		NM	3%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. For the six months ended June 30, 2019, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax. For all other periods presented, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.
Income attributable to the AMA assets prior to and including February 2019 was subject to federal and state income tax. Income earned on the AMA assets for periods subsequent to February 2019 was subject only to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$454,476	$412,494	10%	$925,842	$824,922	12%
Adjusted gross margin for crude-oil and NGLs assets	165,767	137,716	20%	333,595	269,086	24%
Adjusted gross margin for produced-water assets	66,714	46,266	44%	128,835	90,162	43%
Adjusted gross margin (1)	686,957	596,476	15%	1,388,272	1,184,170	17%
Per-Mcf Adjusted gross margin for natural-gas assets (2)	1.13	1.06	7%	1.15	1.08	6%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.56	2.52	2%	2.49	2.49	—%
Per-Bbl Adjusted gross margin for produced-water assets (4)	0.97	1.01	(4)%	0.97	0.98	(1)%
Adjusted EBITDA (1)	514,441	432,920	19%	1,028,028	861,250	19%
Free cash flow (1)	208,623	(6,353)	NM	423,210	(78,175)	NM
(1)For a reconciliation of Adjusted gross margin, Adjusted EBITDA, and Free cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the below descriptions.
(2)Average for period. Calculated as Adjusted gross margin for natural-gas assets, divided by total throughput (MMcf/d) attributable to WES for natural-gas assets.
(3)Average for period. Calculated as Adjusted gross margin for crude-oil and NGLs assets, divided by total throughput (MBbls/d) attributable to WES for crude-oil and NGLs assets.
(4)Average for period. Calculated as Adjusted gross margin for produced-water assets, divided by total throughput (MBbls/d) attributable to WES for produced-water assets.

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
Adjusted gross margin increased by $90.5 million and $204.1 million for the three and six months ended June 30, 2020, respectively, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes, (ii) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system, (iii) increased throughput and higher average fees at the DBM water systems and DJ Basin oil system, and (iv) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were offset partially by (i) a decrease in distributions from Whitethorn LLC related to commercial activities and (ii) a decrease at the Hilight system resulting from lower throughput and an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.07 for the three and six months ended June 30, 2020, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.

Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.04 and was flat for the three and six months ended June 30, 2020, respectively, primarily due to (i) increased throughput and higher average gathering and processing fees at the DJ Basin oil system, (ii) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system, and (iii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were partially offset by a decrease in distributions from Whitethorn LLC related to commercial activities.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.04 and $0.01 for the three and six months ended June 30, 2020, respectively, primarily due to increased throughput on volumes with lower-than-average per-Bbl margin.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) interest income, (v) income tax benefit, (vi) other income, and (vii) the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:

•our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis;

•the ability of our assets to generate cash flow to make distributions; and

•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.

Adjusted EBITDA increased by $81.5 million for the three months ended June 30, 2020, primarily due to (i) a $104.1 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $3.2 million decrease in operation and maintenance expenses. These amounts were offset partially by (i) a $13.3 million decrease in total revenues and other, (ii) a $5.1 million increase in property taxes, and (iii) a $5.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $166.8 million for the six months ended June 30, 2020, primarily due to (i) a $115.1 million decrease in cost of product (net of lower of cost or market inventory adjustments), (ii) an $89.1 million increase in total revenues and other, and (iii) a $5.0 million increase in distributions from equity investments. These amounts were offset partially by (i) a $19.2 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (ii) a $13.1 million increase in operation and maintenance expenses, and (iii) a $7.3 million increase in property taxes.
The above-described decreases in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Free cash flow. We define “Free cash flow” as net cash provided by operating activities less total capital expenditures and contributions to equity investments, plus distributions from equity investments in excess of cumulative earnings. Management considers Free cash flow an appropriate metric for assessing capital discipline, cost efficiency, and balance-sheet strength. Although Free cash flow is the metric used to assess WES’s ability to make distributions to unitholders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, Free cash flow should be considered indicative of the amount of cash that is available for distributions, debt repayments, and other general partnership purposes.
Free cash flow increased by $215.0 million and $501.4 million for the three and six months ended June 30, 2020, respectively, primarily due to (i) decreases of $178.0 million and $391.4 million, respectively, in capital expenditures, (ii) decreases of $35.7 million and $61.3 million, respectively, in contributions to equity investments, and (iii) increases of $2.2 million and $52.5 million, respectively, in net cash provided by operating activities. These amounts were offset by decreases of $1.0 million and $3.7 million, respectively, in distributions from equity investments in excess of cumulative earnings. See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$373,766	$310,060	$158,863	$628,988
Add:
Distributions from equity investments	71,576	70,522	137,496	132,535
Operation and maintenance	145,186	148,431	304,377	291,260
General and administrative	36,423	30,027	76,888	52,871
Property and other taxes	19,395	14,282	37,871	30,567
Depreciation and amortization	119,805	121,117	252,124	235,063
Impairments (1)	10,150	797	606,952	1,187
Less:
Gain (loss) on divestiture and other, net	(2,843)	(1,061)	(2,883)	(1,651)
Equity income, net – related parties	54,415	63,598	115,762	121,590
Reimbursed electricity-related charges recorded as revenues	21,605	20,189	40,828	36,778
Adjusted gross margin attributable to noncontrolling interests (2)	16,167	16,034	32,592	31,584
Adjusted gross margin	$686,957	$596,476	$1,388,272	$1,184,170
Adjusted gross margin for natural-gas assets	$454,476	$412,494	$925,842	$824,922
Adjusted gross margin for crude-oil and NGLs assets	165,767	137,716	333,595	269,086
Adjusted gross margin for produced-water assets	66,714	46,266	128,835	90,162
(1)Includes goodwill impairment for the six months ended June 30, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$281,341	$175,058	$(8,059)	$387,037
Add:
Distributions from equity investments	71,576	70,522	137,496	132,535
Non-cash equity-based compensation expense	5,677	4,343	10,911	6,141
Interest expense	94,654	79,472	183,240	145,348
Income tax expense	5,044	1,278	5,044	11,370
Depreciation and amortization	119,805	121,117	252,124	235,063
Impairments (1)	10,150	797	606,952	1,187
Other expense	(2,098)	58,639	1,950	93,852
Less:
Gain (loss) on divestiture and other, net	(2,843)	(1,061)	(2,883)	(1,651)
Gain (loss) on early extinguishment of debt	1,395	—	8,740	—
Equity income, net – related parties	54,415	63,598	115,762	121,590
Interest income – Anadarko note receivable	4,225	4,225	8,450	8,450
Other income	1,652	—	1,652	—
Income tax benefit	—	—	4,280	—
Adjusted EBITDA attributable to noncontrolling interests (2)	12,864	11,544	25,629	22,894
Adjusted EBITDA	$514,441	$432,920	$1,028,028	$861,250
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$345,688	$343,458	$738,999	$686,531
Interest (income) expense, net	90,429	75,247	174,790	136,898
Uncontributed cash-based compensation awards	—	1,218	—	648
Accretion and amortization of long-term obligations, net	(2,197)	(1,337)	(4,297)	(2,848)
Current income tax expense (benefit)	2,077	458	(35)	6,485
Other (income) expense, net (3)	(2,173)	(470)	(412)	(902)
Cash paid to settle interest-rate swaps	12,763	—	12,763	—
Distributions from equity investments in excess of cumulative earnings – related parties	8,288	9,260	13,340	17,052
Changes in assets and liabilities:
Accounts receivable, net	207,838	6,818	200,136	(2,668)
Accounts and imbalance payables and accrued liabilities, net	(101,247)	25,669	(72,323)	81,198
Other items, net	(34,161)	(15,857)	(9,304)	(38,250)
Adjusted EBITDA attributable to noncontrolling interests (2)	(12,864)	(11,544)	(25,629)	(22,894)
Adjusted EBITDA	$514,441	$432,920	$1,028,028	$861,250
Cash flow information
Net cash provided by operating activities			$738,999	$686,531
Net cash used in investing activities			(355,001)	(2,865,168)
Net cash provided by (used in) financing activities			(424,222)	2,182,290
(1)Includes goodwill impairment for the six months ended June 30, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.
(3)Excludes non-cash losses on interest-rate swaps of $59.0 million and $94.6 million for the three and six months ended June 30, 2019, respectively. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$345,688	$343,458	$738,999	$686,531
Less:
Capital expenditures	140,249	318,281	313,065	704,425
Contributions to equity investments	5,104	40,790	16,064	77,333
Add:
Distributions from equity investments in excess of cumulative earnings	8,288	9,260	13,340	17,052
Free cash flow	$208,623	$(6,353)	$423,210	$(78,175)
Cash flow information
Net cash provided by operating activities			$738,999	$686,531
Net cash used in investing activities			(355,001)	(2,865,168)
Net cash provided by (used in) financing activities			(424,222)	2,182,290

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include capital expenditures, debt service, customary operating expenses, quarterly distributions, and distributions to our noncontrolling interest owners. Our sources of liquidity as of June 30, 2020, included cash and cash equivalents, cash flows generated from operations, interest income on our Anadarko note receivable, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are completely dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012. The Board of Directors declared a cash distribution to unitholders for the second quarter of 2020 of $0.31100 per unit, or $140.9 million in the aggregate. The cash distribution is payable on August 13, 2020, to our unitholders of record at the close of business on July 31, 2020. See Outlook within this Item 2.
Management continuously monitors our leverage position and coordinates our capital expenditures and quarterly distributions with expected cash inflows and projected debt service requirements. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance maturing debt balances with longer-term debt issuances. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. As of June 30, 2020, we had a $331.9 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and capital activities. Our working capital deficit was primarily due to the 5.375% Senior Notes due 2021 being classified as short-term debt on the consolidated balance sheet as of June 30, 2020. As of June 30, 2020, there was $1.9 billion available for borrowing under the RCF. See Note 10—Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2020	2019
Acquisitions	$—	$2,100,804
Capital expenditures (1)	313,065	704,425
Capital incurred (1)	215,172	570,886
(1)For the six months ended June 30, 2020 and 2019, included $3.6 million and $9.5 million, respectively, of capitalized interest.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures decreased by $391.4 million for the six months ended June 30, 2020, primarily due to decreases of (i) $182.1 million at the DJ Basin complex primarily related to the completion of Latham Trains I and II that commenced operations in November 2019 and February 2020, respectively, (ii) $100.7 million at the West Texas complex primarily related to the completion of Mentone Train II that commenced operations in March 2019, (iii) $51.8 million at the DBM oil system primarily related to the completion of the Loving ROTF Train III that commenced operations in January 2020, and (iv) $31.7 million at the DBM water systems primarily related to reduced construction of additional water-disposal facilities.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities, and financing activities:

	Six Months Ended June 30,
thousands	2020	2019
Net cash provided by (used in):
Operating activities	$738,999	$686,531
Investing activities	(355,001)	(2,865,168)
Financing activities	(424,222)	2,182,290
Net increase (decrease) in cash and cash equivalents	$(40,224)	$3,653

Operating Activities. Net cash provided by operating activities increased for the six months ended June 30, 2020, primarily due to higher cash operating income and increased distributions from equity investments, offset partially by (i) higher interest expense, (ii) cash paid to settle interest-rate swaps, and (iii) the impact of changes in assets and liabilities, including the timing of $141.8 million of related-party cash receipts included in the June 30, 2020, Accounts receivable, net balance we received by July 3, 2020. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020, included the following:

•$313.1 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$39.2 million of materials and supplies inventory purchases;

•$16.1 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•$13.3 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the six months ended June 30, 2019, included the following:

•$2.0 billion of cash paid for the acquisition of AMA;

•$704.4 million of capital expenditures, primarily related to construction and expansion at the DBM oil and DBM water systems and the West Texas and DJ Basin complexes;

•$92.5 million of cash paid for the acquisition of our interest in Red Bluff Express;

•$77.3 million of capital contributions paid to Cactus II, the TEFR Interests, Whitethorn LLC, Red Bluff Express, and White Cliffs for construction activities; and

•$17.1 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2020, included the following:

•$3.0 billion of repayments of outstanding borrowings under the Term loan facility;

•$430.0 million of repayments of outstanding borrowings under the RCF;

•$422.7 million of distributions paid to WES unitholders;

•$153.1 million to purchase and retire portions of WES Operating’s 5.375% Senior Notes due 2021, 4.000% Senior Notes due 2022, and Floating-Rate Senior Notes via open-market repurchases;

•$10.3 million of finance lease payments;

•$8.7 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$2.8 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$3.5 billion of net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020, which were used to repay the $3.0 billion outstanding borrowings under the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes;

•$125.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures; and

•$20.0 million of a one-time cash contribution from Occidental received in January 2020, pursuant to the Services Agreement, for anticipated transition costs required to establish stand-alone human resources and information technology functions.

Net cash provided by financing activities for the six months ended June 30, 2019, included the following:

•$2.0 billion of borrowings under the Term loan facility, net of issuance costs, which were used to fund the acquisition of AMA and to repay the APCWH Note Payable;

•$700.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures;

•$456.9 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•$408.2 million of distributions paid to WES unitholders;

•$106.7 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019; and

•$3.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of June 30, 2020, the carrying value of outstanding debt was $8.0 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, are 3.287%, 4.168%, and 5.362%, respectively. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023. As of June 30, 2020, the interest rate on the Floating-Rate Senior Notes was 2.66%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month LIBOR rate) on the interest determination date plus 0.85%.

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. As a result of credit-rating downgrades received from Fitch, S&P, and Moody’s, annualized borrowing costs will increase by $35.0 million. See Outlook within this Item 2.
During the first quarter of 2020, WES Operating purchased and retired $61.4 million of the 5.375% Senior Notes due 2021 and $38.6 million of the 4.000% Senior Notes due 2022 via open-market repurchases. During the second quarter of 2020, WES Operating purchased and retired (i) an additional $7.5 million of the 5.375% Senior Notes due 2021 and $47.0 million of the 4.000% Senior Notes due 2022, and (ii) $10.0 million of the Floating-Rate Senior Notes, each via open-market repurchases. For the three and six months ended June 30, 2020, gains of $1.4 million and $11.0 million, respectively, were recognized for the early retirement of these notes.
As of June 30, 2020, the 5.375% Senior Notes due 2021 was classified as short-term debt on the consolidated balance sheet. At June 30, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
As of June 30, 2020, there were $75.0 million of outstanding borrowings and $5.0 million of outstanding letters of credit, resulting in $1.9 billion of available borrowing capacity under the RCF. At June 30, 2020, the interest rate on any outstanding RCF borrowings was 1.66% and the facility-fee rate was 0.25%. At June 30, 2020, WES Operating was in compliance with all covenants under the RCF. As a result of credit-rating downgrades received from Fitch and S&P, beginning in the second quarter of 2020, the interest rate on our outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%. See Outlook within this Item 2.

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

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated the Term loan facility. During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Finance lease liabilities. WES subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $41.3 million as of June 30, 2020.

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
In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the six months ended June 30, 2020, WES Operating made cash payments of $12.8 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. A substantial portion of our throughput is sourced from producers, including Occidental, that recently received credit-rating downgrades. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. We also depend on Occidental to remit payments to us for the value of volumes of residue gas, NGLs, crude oil, and condensate that it markets on our behalf under our Marketing Transition Services Agreement. Additionally, we continue to evaluate counterparty credit risk and, in certain circumstances, are exercising our rights to request adequate assurance.
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
Our ability to make cash distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation, and disposal agreements; commodity purchase and sale agreements; Anadarko’s note payable to WES Operating; the contribution agreements; or the December 2019 Agreements (see Executive Summary—December 2019 Agreements within this Item 2).

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

Reconciliation of net income (loss) attributable to WES to net income (loss) attributable to WES Operating. The differences between net income (loss) attributable to WES and net income (loss) attributable to WES Operating are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2020	2019	2020	2019
Net income (loss) attributable to WES	$273,037	$169,594	$16,510	$288,254
Limited partner interests in WES Operating not held by WES (1)	5,598	3,497	390	94,962
General and administrative expenses (2)	1,181	1,926	2,588	4,210
Other income (expense), net	(2)	(5)	(4)	(63)
Interest expense	—	—	—	245
Net income (loss) attributable to WES Operating	$279,814	$175,012	$19,484	$387,608
(1)Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating as of June 30, 2020 and 2019. Immediately prior to the Merger closing, the WES Operating IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2020	2019
WES net cash provided by operating activities	$738,999	$686,531
General and administrative expenses (1)	2,588	4,210
Non-cash equity-based compensation expense	(3,244)	(611)
Changes in working capital	2,574	355
Other income (expense), net	(4)	(63)
Interest expense	—	245
Debt related amortization and other items, net	—	(21)
WES Operating net cash provided by operating activities	$740,913	$690,646

WES net cash provided by (used in) financing activities	$(424,222)	$2,182,290
Distributions to WES unitholders (2)	422,679	408,234
Distributions to WES from WES Operating (3)	(425,042)	(439,963)
Increase (decrease) in outstanding checks	(4)	—
Registration expenses related to the issuance of WES common units	—	855
WGP RCF repayments	—	28,000
WES Operating net cash provided by (used in) financing activities	$(426,589)	$2,179,416
(1)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.
(2)Represents distributions to WES common unitholders paid under WES’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(3)Difference attributable to elimination in consolidation of WES Operating’s distributions on partnership interests owned by WES. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% third-party interest in Chipeta (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information).

WES Operating distributions. WES Operating distributes all of its available cash (as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days following each quarter’s end. For the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019, WES Operating distributed $283.3 million, $288.1 million, $289.7 million, and $290.3 million, respectively, to its limited partners. For the quarter ended March 31, 2020, WES Operating distributed $143.4 million to its limited partners. For the quarter ended June 30, 2020, WES Operating will distribute $143.4 million to its limited partners. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects, and various operating and finance leases. Refer to Note 11—Debt and Interest Expense and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of June 30, 2020.

OFF-BALANCE-SHEET ARRANGEMENTS

We do not have any off-balance-sheet arrangements other than short-term operating leases and standby letters of credit. We have entered into short-term operating leases for vehicles and equipment with third parties as lessor. For information on standby letters of credit, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
For the six months ended June 30, 2020, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate three times during 2019 and has decreased its target range twice in 2020. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of June 30, 2020, we had (i) $75.0 million in outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at June 30, 2020. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2020, the U.S. Department of Justice, on behalf of the U.S. Environmental Protection Agency (the “EPA”), and the State of Colorado commenced an enforcement action in the United States District Court for the District of Colorado against Kerr-McGee Gathering LLC (“KMG”), a wholly owned subsidiary of WES, for alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex. KMG previously had been in negotiations with the EPA and the State of Colorado to resolve the alleged non-compliance at the Fort Lupton facility. Per the complaint, plaintiffs pray for injunctive relief, remedial action, and civil penalties. Management cannot reasonably estimate the outcome of this action at this time.
WGR Operating, LP (“WGR”), another wholly owned subsidiary of WES, finalized negotiations and agreed to a consent decree with the State of Wyoming with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. WGR agreed to pay a $100,000 fine to the State of Wyoming within thirty (30) days of the consent decree being filed with the Wyoming court.
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds less than a 10% effective working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. Pursuant to a July 1, 2020, ruling by the U.S. Bankruptcy Court, Sanchez’s operatorship of the relevant acreage may shift to Gavilan Resources LLC, an entity that itself had filed for Chapter 11 protection on May 15, 2020, or potentially another party. We do not believe the Springfield gathering and related agreements are eligible for rejection as a matter of law, and we have therefore filed both an objection to the proposed rejection, and an adversary proceeding for a declaratory judgment that such agreements may not be rejected. We cannot make any assurances regarding the ultimate outcome of these proceedings and their resulting impact on WES due to the uncertainties associated with the bankruptcy process.
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
Additionally, many of our employees have been and may in the future be subject to pandemic-related work-from-home requirements, which stress the capabilities of our information technology systems, including those relating to system security; disrupt normal channels of intracompany communications and key business processes; and heighten the risk of cyber-security threats and operational, health, or safety-related incidents at our facilities. Furthermore, the implementation of procedures and controls to monitor and mitigate heightened security threats to our facilities, infrastructure, and information during this time may result in increased costs, and there can be no assurance that such additional controls and procedures will be effective to prevent security breaches. For these reasons, limited working arrangements and other related restrictions may impact our operations and management effectiveness and may introduce, or increase the likelihood of, material risks to our business, operations, productivity, and results of operations.
The COVID-19 pandemic and resulting mitigation measures also are having an adverse impact on global economic conditions, and as discussed below, are contributing to a significant decline in demand for oil, NGLs, and natural gas, resulting in lower commodity prices that will negatively impact our and our customers’ financial outlooks and activity levels.

The combined effects of output decisions by the Organization of the Petroleum Exporting Countries (“OPEC”) and efforts to fight the global outbreak of COVID-19 have caused significant declines in oil prices, which will negatively impact our operations, earnings, cash flows, and ability to make cash distributions to our unitholders.

In March 2020, OPEC announced its intention to increase the supply of oil that its member countries make available for sale on the international market. The resulting expectation of increased supply caused commodity prices to fall significantly. At the same time, efforts to fight the global outbreak of COVID-19 have caused a pronounced reduction to the domestic and international demand for oil as business closures, manufacturing restrictions, and prolonged limitations on other commercial activity and travel persist. Even after this global pandemic abates and government-imposed restrictions on activities are relaxed, public-health concerns may give rise to significant long-term shifts in consumer behavior that may impede hydrocarbon-demand recovery. The combination of expected additional supply and significantly reduced demand has caused NYMEX West Texas Intermediate crude-oil daily settlement prices to fall to below $20.00 per barrel in April 2020. We are uncertain as to the extent and duration of the currently strained macroeconomic market conditions, and the oversupply and low demand for oil may continue for an extended period of time, potentially impacting our and our customers’ businesses as follows:

•The impact of downstream-storage constraints and potential production curtailments reducing revenues generated from our midstream gathering and processing contracts. With significant excess supply, domestic oil-storage capacity could reach operational limits. As available storage nears capacity, our customers may shut-in field production due to limited downstream-takeaway alternatives or resulting wellhead economics. If production is shut-in for these or for other reasons, affected producers may become insolvent or seek to avoid their contractual obligations with us, in which case, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted. Additionally, a significant decline in produced volumes on our systems may trigger liability under certain downstream transportation commitments we have through December 31, 2020.

•Exposure to the credit risk of our customers, including Occidental, and any material non-payment or non-performance by these parties. To the extent any of our customers, including Occidental, is in financial distress, we are exposed to risk of non-payment for our services or for other amounts owed to us. Also, if any of our customers enter bankruptcy proceedings, then those customers may seek to renegotiate contracts with us at lower rates or altogether reject contracts. For example, on April 29, 2020, we received notice that Sanchez has elected to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. As a result of such contract breaches or bankruptcy events, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.

•Credit-rating downgrades negatively impact our cost of and ability to access capital. Our costs of borrowing and ability to access the capital markets are affected by, among other factors, market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March, May, and June 2020, WES Operating’s credit ratings were downgraded below investment grade by Fitch, S&P, and Moody’s. As a result of these downgrades, financing costs under WES Operating’s RCF increased. Additionally, WES Operating currently has $3.5 billion of outstanding senior notes that provide for increased interest rates following downgrade events. For example, the March, May, and June downgrades to WES Operating’s credit ratings resulted in a $35.0 million increase to WES Operating’s annualized borrowing costs attributable to the aforementioned senior notes. Additional downgrades to WES Operating’s credit ratings will further increase its borrowing costs, and could adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.
        Credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. At June 30, 2020, there were $5.0 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

•Restrictions in the RCF may limit our ability to access capital. The financial restrictions in our RCF could restrict our ability to access capital. The RCF contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA, as defined in the RCF, for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0. If we experience an extended period of diminished earnings, we may be unable to draw on our RCF, be required to repay existing RCF borrowings, or be required to seek waivers or amendments to our RCF to comply with our leverage-ratio requirements. Any future waivers or amendments also may trigger additional pricing increases for available credit. If we are unable to access credit to fund our business requirements, or the cost of available credit increases, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.

•Our results of operations could be adversely affected by asset impairments. Commodity-price declines may require us to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their respective net book values. For example, during the six months ended June 30, 2020, we recognized long-lived asset impairments of $165.9 million (see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, during the first quarter of 2020, we performed an interim goodwill impairment test that resulted in us recognizing a $441.0 million goodwill impairment for our gathering and processing reporting unit. Prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in additional long-lived asset impairments in the future. Future non-cash asset impairments could negatively affect our results of operations.

The reduction to our quarterly per-unit distribution and expenditure plans may not prove adequate to offset the potential impacts of COVID-19 and the recent decline in commodity prices to our operations, performance and liquidity, and may impede our long-term growth objectives.

On April 20, 2020, we announced a cash distribution of $0.31100 per unit for the first quarter of 2020, which represents a 50% reduction to the prior-quarter distribution, and reductions to estimated 2020 capital and operating expenditures. On July 16, 2020, we announced that our per-unit distribution for the second quarter of 2020 is unchanged from the first-quarter 2020 $0.31100 per-unit distribution. On August 10, 2020, we announced a further downward revision to our estimated full-year 2020 capital expenditures. These cash-preservation measures are intended to enhance our financial strength for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will be adequate to preserve our financial health for the required duration and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment. Furthermore, any cash we preserve from delaying or abandoning capital projects will necessarily delay or eliminate future returns we hoped to generate from previously planned projects, which may meaningfully impact our ability to generate long-term revenue and cash-flow growth. Also, our decision to preserve cash by reducing our quarterly distribution to common unitholders may diminish the long-term value of our units and limit our ability, or increase the cost of, accessing future equity capital necessary to fund our business or to preserve our balance sheet.

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

*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

August 10, 2020
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 10, 2020
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 10, 2020
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 10, 2020
/s/ Michael C. Pearl
Michael C. Pearl Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)