Form 10-Q
period 2020-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2020-11-09
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive	The Woodlands,	Texas	77380	(832)	636-1009

	Former address:
Western Midstream Partners, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380
Western Midstream Operating, LP	1201 Lake Robbins Drive	The Woodlands,	Texas	77380
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of November 5, 2020:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	416,196,339
Western Midstream Operating, LP	None	None	None	None
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
Anadarko note receivable: The 30-year $260.0 million note established in May 2008 between WES Operating and Anadarko as the borrower. The note bears interest at a fixed annual rate of 6.50%, payable quarterly. Following the Occidental Merger, Occidental became the ultimate counterparty. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% to the Partnership and 2% to WGRAH, a subsidiary of Occidental, (ii) the Partnership subsequently assigned its 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of the Partnership to the Partnership, and (iii) the Partnership canceled the units immediately upon receipt.
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
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$636,522	$587,965	$1,980,546	$1,761,483
Service revenues – product based	12,316	9,476	35,237	45,530
Product sales	30,106	68,248	108,491	214,850
Other	100	338	838	1,101
Total revenues and other (1)	679,044	666,027	2,125,112	2,022,964
Equity income, net – related parties	61,026	53,893	176,788	175,483
Operating expenses
Cost of product	31,739	97,800	153,611	334,740
Operation and maintenance	132,293	176,572	436,670	467,832
General and administrative	41,578	30,769	118,466	83,640
Property and other taxes	19,392	15,281	57,263	45,848
Depreciation and amortization	132,564	127,914	384,688	362,977
Long-lived asset and other impairments	34,640	3,107	200,575	4,294
Goodwill impairment	—	—	441,017	—
Total operating expenses (2)	392,206	451,443	1,792,290	1,299,331
Gain (loss) on divestiture and other, net	(768)	248	(3,651)	(1,403)
Operating income (loss)	347,096	268,725	505,959	897,713
Interest income – Anadarko note receivable	3,286	4,225	11,736	12,675
Interest expense	(95,571)	(78,524)	(278,811)	(223,872)
Gain (loss) on early extinguishment of debt	1,632	—	10,372	—
Other income (expense), net (3)	720	(67,894)	612	(161,577)
Income (loss) before income taxes	257,163	126,532	249,868	524,939
Income tax expense (benefit)	3,028	1,309	3,792	12,679
Net income (loss)	254,135	125,223	246,076	512,260
Net income (loss) attributable to noncontrolling interests	7,524	4,006	(17,045)	102,789
Net income (loss) attributable to Western Midstream Partners, LP	$246,611	$121,217	$263,121	$409,471
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$246,611	$121,217	$263,121	$409,471
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(29,279)
General partner interest in net (income) loss	(5,132)	—	(5,462)	—
Limited partners’ interest in net income (loss) (4)	241,479	121,217	257,659	380,192
Net income (loss) per common unit – basic and diluted (4)	$0.55	$0.27	$0.58	$0.94
Weighted-average common units outstanding – basic and diluted	438,857	453,021	442,255	402,421
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $455.6 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively, and $398.8 million and $1.2 billion for the three and nine months ended September 30, 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $10.4 million and $161.5 million for the three and nine months ended September 30, 2020, respectively, and $128.2 million and $369.9 million for the three and nine months ended September 30, 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the three and nine months ended September 30, 2019. See Note 11.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$138,045	$99,962
Accounts receivable, net	451,784	260,512
Other current assets	54,104	41,938
Total current assets	643,933	402,412
Anadarko note receivable	—	260,000
Property, plant, and equipment
Cost	12,633,144	12,355,671
Less accumulated depreciation	3,808,005	3,290,740
Net property, plant, and equipment	8,825,139	9,064,931
Goodwill	4,783	445,800
Other intangible assets	784,326	809,391
Equity investments	1,242,557	1,285,717
Other assets (1)	188,937	78,202
Total assets (2)	$11,689,675	$12,346,453
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$164,417	$293,128
Short-term debt	438,762	7,873
Accrued ad valorem taxes	58,335	35,160
Accrued liabilities	175,915	149,793
Total current liabilities	837,429	485,954
Long-term liabilities
Long-term debt	7,440,394	7,951,565
Deferred income taxes	21,292	18,899
Asset retirement obligations	327,285	336,396
Other liabilities	272,819	208,346
Total long-term liabilities	8,061,790	8,515,206
Total liabilities (3)	8,899,219	9,001,160
Equity and partners’ capital
Common units (416,196,092 and 443,971,409 units issued and outstanding at September 30, 2020, and December 31, 2019, respectively)	2,674,682	3,209,947
General partner units (9,060,641 units issued and outstanding at September 30, 2020, and December 31, 2019) (4)	(20,032)	(14,224)
Total partners’ capital	2,654,650	3,195,723
Noncontrolling interests	135,806	149,570
Total equity and partners’ capital	2,790,456	3,345,293
Total liabilities, equity, and partners’ capital	$11,689,675	$12,346,453
________________________________________________________________________________________
(1)Other assets includes $3.9 million and $4.5 million of NGLs line-fill inventory as of September 30, 2020, and December 31, 2019, respectively. Other assets also includes $80.9 million of materials and supplies inventory as of September 30, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.6 billion and $1.7 billion as of September 30, 2020, and December 31, 2019, respectively, which includes related-party Accounts receivable, net of $292.9 million and $113.3 million as of September 30, 2020, and December 31, 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $136.8 million and $108.8 million as of September 30, 2020, and December 31, 2019, respectively. See Note 6.
(4)See Note 1.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	(251,396)	(5,131)	(32,873)	(289,400)
Distributions to Chipeta noncontrolling interest owner	—	—	(1,738)	(1,738)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,807)	(5,807)
Distributions to Partnership unitholders	(276,151)	(5,635)	—	(281,786)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	—	4,105
Equity-based compensation expense	1,129	—	—	1,129
Net contributions from (distributions to) related parties (1)	489	—	20,000	20,489
Balance at March 31, 2020	$2,684,136	$(24,990)	$133,139	$2,792,285
Net income (loss)	267,576	5,461	8,304	281,341
Distributions to Chipeta noncontrolling interest owner	—	—	(1,037)	(1,037)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,869)	(2,869)
Distributions to Partnership unitholders	(138,075)	(2,818)	—	(140,893)
Contributions of equity-based compensation from Occidental	3,562	—	—	3,562
Equity-based compensation expense	2,115	—	—	2,115
Net contributions from (distributions to) related parties	1,343	—	—	1,343
Other	(330)	—	—	(330)
Balance at June 30, 2020	$2,820,327	$(22,347)	$137,537	$2,935,517
Net income (loss)	241,479	5,132	7,524	254,135
Distributions to Chipeta noncontrolling interest owner	—	—	(1,148)	(1,148)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,869)	(2,869)
Distributions to Partnership unitholders	(138,083)	(2,817)	—	(140,900)
Unit exchange with Occidental (2)	(256,640)	—	(5,238)	(261,878)
Contributions of equity-based compensation from Occidental	3,488	—	—	3,488
Equity-based compensation expense	2,128	—	—	2,128
Net contributions from (distributions to) related parties	842	—	—	842
Other	1,141	—	—	1,141
Balance at September 30, 2020	$2,674,682	$(20,032)	$135,806	$2,790,456
________________________________________________________________________________________
(1)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.
(2)See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2018	$1,388,018	$951,888	$2,552,777	$4,892,683
Net income (loss)	29,116	89,544	93,319	211,979
Cumulative impact of the Merger transactions (1)	—	3,169,800	(3,169,800)	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	7,407
WES Operating equity transactions, net (3)	—	(752,796)	752,796	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,935)	(1,935)
Distributions to noncontrolling interest owners of WES Operating	—	—	(100,999)	(100,999)
Distributions to Partnership unitholders	—	(131,910)	—	(131,910)
Acquisitions from related parties (4)	(2,141,827)	106,856	27,470	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,840	—	1,840
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	268,727
Other	—	(332)	(9)	(341)
Balance at March 31, 2019	$—	$3,437,922	$153,619	$3,591,541
Net income (loss)	163	169,431	5,464	175,058
Distributions to Chipeta noncontrolling interest owner	—	—	(1,858)	(1,858)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,667)	(5,667)
Distributions to Partnership unitholders	—	(276,324)	—	(276,324)
Acquisitions from related parties (4)	(5,510)	4,493	1,017	—
Contributions of equity-based compensation from Anadarko	—	2,768	—	2,768
Net pre-acquisition contributions from (distributions to) related parties	5,347	—	—	5,347
Other	—	356	(11)	345
Balance at June 30, 2019	$—	$3,338,646	$152,564	$3,491,210
Net income (loss)	—	121,217	4,006	125,223
WES Operating equity transactions, net (3)	—	(2,401)	2,401	—
Distributions to Chipeta noncontrolling interest owner	—	—	(1,407)	(1,407)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,764)	(5,764)
Distributions to Partnership unitholders	—	(279,959)	—	(279,959)
Acquisitions from related parties (4)	(1,881)	1,523	358	—
Contributions of equity-based compensation from Occidental	—	3,355	—	3,355
Net pre-acquisition contributions from (distributions to) related parties	1,881	—	—	1,881
Other	—	536	—	536
Balance at September 30, 2019	$—	$3,182,917	$152,158	$3,335,075
_________________________________________________________________________________________
(1)See Note 1.
(2)See Note 6.
(3)The $752.8 million and $2.4 million decrease to partners’ capital for the three months ended March 31,2019, and September 30, 2019, respectively, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(634.1) million and $118.8 million, respectively.
(4)The amounts allocated to common unitholders and noncontrolling interests represent a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition. See Note 3.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$246,076	$512,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,688	362,977
Long-lived asset and other impairments	200,575	4,294
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	16,527	9,489
Deferred income taxes	2,393	6,601
Accretion and amortization of long-term obligations, net	6,482	6,499
Equity income, net – related parties	(176,788)	(175,483)
Distributions from equity-investment earnings – related parties	187,816	182,337
(Gain) loss on divestiture and other, net	3,651	1,403
(Gain) loss on early extinguishment of debt	(10,372)	—
(Gain) loss on interest-rate swaps	—	162,974
Cash paid to settle interest-rate swaps	(19,181)	—
Other	192	236
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(192,338)	(9,750)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	37,814	(69,390)
Change in other items, net	3,341	32,238
Net cash provided by operating activities	1,131,893	1,026,685
Cash flows from investing activities
Capital expenditures	(372,262)	(947,266)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments - related parties	(19,017)	(108,118)
Distributions from equity investments in excess of cumulative earnings – related parties	21,750	21,203
Proceeds from the sale of assets to third parties	—	342
Additions to materials and supplies inventory and other	(57,141)	—
Net cash used in investing activities	(426,670)	(3,134,643)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,681,173	3,950,750
Repayments of debt (2)	(3,780,390)	(1,467,595)
Increase (decrease) in outstanding checks	691	(9,204)
Registration expenses related to the issuance of Partnership common units	—	(855)
Distributions to Partnership unitholders (3)	(563,579)	(688,193)
Distributions to Chipeta noncontrolling interest owner	(3,923)	(5,200)
Distributions to noncontrolling interest owners of WES Operating	(11,545)	(112,430)
Net contributions from (distributions to) related parties	22,674	458,819
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments (4)	(12,241)	(253)
Net cash provided by (used in) financing activities	(667,140)	2,133,246
Net increase (decrease) in cash and cash equivalents	38,083	25,288
Cash and cash equivalents at beginning of period	99,962	92,142
Cash and cash equivalents at end of period	$138,045	$117,430
Supplemental disclosures
Non-cash unit exchange with Occidental (3)	$(261,878)	$—
Interest paid, net of capitalized interest	307,713	232,147
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	20,275	154,080
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.
(2)For the nine months ended September 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the nine months ended September 30, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$636,522	$587,965	$1,980,546	$1,761,483
Service revenues – product based	12,316	9,476	35,237	45,530
Product sales	30,106	68,248	108,491	214,850
Other	100	338	838	1,101
Total revenues and other (1)	679,044	666,027	2,125,112	2,022,964
Equity income, net – related parties	61,026	53,893	176,788	175,483
Operating expenses
Cost of product	31,739	97,800	153,611	334,740
Operation and maintenance	132,293	176,572	436,670	467,832
General and administrative	41,483	29,072	115,783	77,733
Property and other taxes	19,392	15,281	57,263	45,848
Depreciation and amortization	132,564	127,914	384,688	362,977
Long-lived asset and other impairments	34,640	3,107	200,575	4,294
Goodwill impairment	—	—	441,017	—
Total operating expenses (2)	392,111	449,746	1,789,607	1,293,424
Gain (loss) on divestiture and other, net	(768)	248	(3,651)	(1,403)
Operating income (loss)	347,191	270,422	508,642	903,620
Interest income – Anadarko note receivable	3,286	4,225	11,736	12,675
Interest expense	(95,571)	(78,524)	(278,811)	(223,627)
Gain (loss) on early extinguishment of debt	1,632	—	10,372	—
Other income (expense), net (3)	718	(67,902)	606	(161,648)
Income (loss) before income taxes	257,256	128,221	252,545	531,020
Income tax expense (benefit)	3,028	1,309	3,792	12,679
Net income (loss)	254,228	126,912	248,753	518,341
Net income attributable to noncontrolling interest	2,488	1,497	(22,471)	5,318
Net income (loss) attributable to Western Midstream Operating, LP	$251,740	$125,415	$271,224	$513,023
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$251,740	$125,415	$271,224	$513,023
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(29,279)
Common and Class C limited partners’ interest in net income (loss) (4)	251,740	125,415	271,224	483,744
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $455.6 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively, and $398.8 million and $1.2 billion for the three and nine months ended September 30, 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $11.1 million and $162.2 million for the three and nine months ended September 30, 2020, respectively, and $127.4 million and $368.2 million for the three and nine months ended September 30, 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the three and nine months ended September 30, 2019. See Note 11.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$136,602	$98,122
Accounts receivable, net	415,423	260,748
Other current assets	51,659	39,914
Total current assets	603,684	398,784
Anadarko note receivable	—	260,000
Property, plant, and equipment
Cost	12,633,144	12,355,671
Less accumulated depreciation	3,808,005	3,290,740
Net property, plant, and equipment	8,825,139	9,064,931
Goodwill	4,783	445,800
Other intangible assets	784,326	809,391
Equity investments	1,242,557	1,285,717
Other assets (1)	188,937	78,202
Total assets (2)	$11,649,426	$12,342,825
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$164,672	$293,128
Short-term debt	438,762	7,873
Accrued ad valorem taxes	58,335	35,160
Accrued liabilities	142,844	149,639
Total current liabilities	804,613	485,800
Long-term liabilities
Long-term debt	7,440,394	7,951,565
Deferred income taxes	21,292	18,899
Asset retirement obligations	327,285	336,396
Other liabilities	272,819	208,346
Total long-term liabilities	8,061,790	8,515,206
Total liabilities (3)	8,866,403	9,001,006
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2020, and December 31, 2019)	2,750,231	3,286,620
Total partners’ capital	2,750,231	3,286,620
Noncontrolling interest	32,792	55,199
Total equity and partners’ capital	2,783,023	3,341,819
Total liabilities, equity, and partners’ capital	$11,649,426	$12,342,825
_________________________________________________________________________________________
(1)Other assets includes $3.9 million and $4.5 million of NGLs line-fill inventory as of September 30, 2020, and December 31, 2019, respectively. Other assets also includes $80.9 million of materials and supplies inventory as of September 30, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.6 billion and $1.7 billion as of September 30, 2020, and December 31, 2019, respectively, which includes related-party Accounts receivable, net of $256.5 million and $113.6 million as of September 30, 2020, and December 31, 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $136.8 million and $108.8 million as of September 30, 2020, and December 31, 2019, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	$3,341,819
Net income (loss)	(260,330)	(27,665)	(287,995)
Distributions to Chipeta noncontrolling interest owner	—	(1,738)	(1,738)
Distributions to WES Operating unitholders	(290,314)	—	(290,314)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	4,105
Net contributions from (distributions to) related parties (1)	20,489	—	20,489
Balance at March 31, 2020	$2,756,583	$29,783	$2,786,366
Net income (loss)	279,814	2,706	282,520
Distributions to Chipeta noncontrolling interest owner	—	(1,037)	(1,037)
Distributions to WES Operating unitholders	(143,404)	—	(143,404)
Contributions of equity-based compensation from Occidental	3,562	—	3,562
Net contributions from (distributions to) related parties	1,343	—	1,343
Balance at June 30, 2020	$2,897,898	$31,452	$2,929,350
Net income (loss)	251,740	2,488	254,228
Distributions to Chipeta noncontrolling interest owner	—	(1,148)	(1,148)
Distributions to WES Operating unitholders	(143,404)	—	(143,404)
Contributions of equity-based compensation from Occidental	3,488	—	3,488
Unit exchange with Occidental (2)	(261,878)	—	(261,878)
Net contributions from (distributions to) related parties	842	—	842
Other	1,545	—	1,545
Balance at September 30, 2020	$2,750,231	$32,792	$2,783,023
_________________________________________________________________________________________
(1)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.
(2)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,116	170,847	10,636	1,997	1,854	214,450
Cumulative impact of the Merger transactions (1)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,935)	(1,935)
Distributions to WES Operating unitholders	—	(178,128)	—	(85,230)	—	(263,358)
Acquisitions from related parties (3)	(2,141,827)	134,326	—	—	—	(2,007,501)
Contributions of equity-based compensation from Anadarko	—	1,819	—	19	—	1,838
Net pre-acquisition contributions from (distributions to) related parties	451,591	—	—	—	—	451,591
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	268	—	—	—	268
Balance at March 31, 2019	$—	$3,533,398	$—	$—	$57,686	$3,591,084
Net income (loss)	163	174,849	—	—	1,967	176,979
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,858)	(1,858)
Distributions to WES Operating unitholders	—	(283,271)	—	—	—	(283,271)
Acquisitions from related parties (3)	(5,510)	5,510	—	—	—	—
Contributions of equity-based compensation from Anadarko	—	2,765	—	—	—	2,765
Net pre-acquisition contributions from (distributions to) related parties	5,347	—	—	—	—	5,347
Balance at June 30, 2019	$—	$3,433,251	$—	$—	$57,795	$3,491,046
Net income (loss)	—	125,415	—	—	1,497	126,912
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(1,407)	(1,407)
Distributions to WES Operating unitholders	—	(288,083)	—	—	—	(288,083)
Acquisitions from related parties (3)	(1,881)	1,881	—	—	—	—
Contributions of equity-based compensation from Occidental	—	3,352	—	—	—	3,352
Net pre-acquisition contributions from (distributions to) related parties	1,881	—	—	—	—	1,881
Balance at September 30, 2019	$—	$3,275,816	$—	$—	$57,885	$3,333,701
_________________________________________________________________________________________
(1)See Note 1.
(2)See Note 6.
(3)The amount allocated to common unitholders represents a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition. See Note 3.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$248,753	$518,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,688	362,977
Long-lived asset and other impairments	200,575	4,294
Goodwill impairment	441,017	—
Non-cash equity-based compensation expense	11,155	8,234
Deferred income taxes	2,393	6,601
Accretion and amortization of long-term obligations, net	6,482	6,479
Equity income, net – related parties	(176,788)	(175,483)
Distributions from equity-investment earnings – related parties	187,816	182,337
(Gain) loss on divestiture and other, net	3,651	1,403
(Gain) loss on early extinguishment of debt	(10,372)	—
(Gain) loss on interest-rate swaps	—	162,974
Cash paid to settle interest-rate swaps	(19,181)	—
Other	192	236
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(155,008)	(12,219)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	4,836	(68,277)
Change in other items, net	3,763	34,232
Net cash provided by operating activities	1,133,972	1,032,129
Cash flows from investing activities
Capital expenditures	(372,262)	(947,266)
Acquisitions from related parties	—	(2,007,501)
Acquisitions from third parties	—	(93,303)
Contributions to equity investments – related parties	(19,017)	(108,118)
Distributions from equity investments in excess of cumulative earnings – related parties	21,750	21,203
Proceeds from the sale of assets to third parties	—	342
Additions to materials and supplies inventory and other	(57,141)	—
Net cash used in investing activities	(426,670)	(3,134,643)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,681,173	3,950,750
Repayments of debt (2)	(3,780,390)	(1,439,595)
Increase (decrease) in outstanding checks	1,007	(9,204)
Distributions to WES Operating unitholders (3)	(577,122)	(834,712)
Distributions to Chipeta noncontrolling interest owner	(3,923)	(5,200)
Net contributions from (distributions to) related parties	22,674	458,819
Above-market component of swap agreements with Anadarko (3)	—	7,407
Finance lease payments (4)	(12,241)	(253)
Net cash provided by (used in) financing activities	(668,822)	2,128,012
Net increase (decrease) in cash and cash equivalents	38,480	25,498
Cash and cash equivalents at beginning of period	98,122	90,448
Cash and cash equivalents at end of period	$136,602	$115,946
Supplemental disclosures
Non-cash unit exchange with Occidental (3)	$(261,878)	$—
Interest paid, net of capitalized interest	307,713	231,913
Taxes paid (reimbursements received)	(384)	96
Accrued capital expenditures	20,275	154,080
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2019, includes an $11.0 million borrowing under the APCWH Note Payable.
(2)For the nine months ended September 30, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the nine months ended September 30, 2020, includes related-party payments of $6.4 million.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of September 30, 2020, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	39	3	—	3
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. Latham Train II, a cryogenic train at the DJ Basin complex, commenced operations during the first quarter of 2020. Loving ROTF Trains III and IV, oil-stabilization trains at the DBM oil system, commenced operations during the first and third quarters of 2020, respectively.

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned:

Percentage Interest
Full consolidation
Chipeta (1)	75.00%
Proportionate consolidation (2)
Springfield system	50.10%
Marcellus Interest systems	33.75%
Equity investments (3)
Mi Vida	50.00%
Ranch Westex	50.00%
FRP	33.33%
Red Bluff Express	30.00%
Mont Belvieu JV	25.00%
Rendezvous	22.00%
TEP	20.00%
TEG	20.00%
Whitethorn LLC	20.00%
Saddlehorn	20.00%
Cactus II	15.00%
Panola	15.00%
Fort Union (4)	14.81%
White Cliffs	10.00%
_________________________________________________________________________________________
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
(4)See Note 3.

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating as of September 30, 2020 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Inventory. The cost of NGLs inventory is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or net realizable value. NGLs inventory is reported in Other current assets and NGLs line-fill inventory is reported in Other assets on the consolidated balance sheets. Materials and supplies inventory is valued at weighted-average cost and is reviewed periodically for obsolescence. Beginning with the second quarter of 2020, materials and supplies inventory, previously reported in Other current assets, is prospectively reported in Other assets on the consolidated balance sheets. See Note 10.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Shutdown of gathering systems. In May 2018, after assessing a number of factors, and with the safety of the community and the protection of the environment as primary factors, the Partnership permanently ceased operations at the Kitty Draw gathering system in Wyoming (part of the Hilight system) and the Third Creek gathering system in Colorado (part of the DJ Basin complex). An accrual of $10.9 million for anticipated costs associated with system shutdowns was recorded in 2018 as a reduction in related-party Product sales in the consolidated statements of operations. During the nine months ended September 30, 2019, $6.1 million of the accrual related to the Kitty Draw gathering system was reversed due to producer settlements being less than their initial estimates.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.

Equity-based compensation. On February 10, 2020, the Board of Directors approved awards of phantom units (the “Awards”) to the Partnership’s executive officers under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”). The Awards include (i) an award of time-vested phantom units that vest ratably over a three-year period (“Time-Based Awards”), (ii) a market award that vests after a three-year performance period based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a three-year performance period (“ROA Awards”). At vesting, the value of the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective Award Agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards pay in-kind distributions in the form of Partnership common units. During the nine months ended September 30, 2020, the Partnership issued 80,081 common units as in-kind distributions under such Awards.
In addition, phantom units are awarded under the WES LTIP to non-executive employees and independent directors of the Partnership from time to time, which vest ratably over a three-year period and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and independent directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of any forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-based Awards, ROA Awards, and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. For ROA Awards, all performance-related fair-value changes are recognized in compensation expense during the performance period. Compensation expense for the WES LTIP was $2.1 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $3.8 million and $8.2 million for the three and nine months ended September 30, 2020, respectively, recorded as General and administrative expense in the consolidated statements of operations.

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

Accounts receivable and contract assets. Accounts receivable represent contractual rights for services performed, with, on average, 30-day payment terms from the date of invoice. Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts and accrued deficiency fees. As of September 30, 2020, there have been no negative indications regarding the collectability of significant receivables as it relates to impacts from the global outbreak of the coronavirus (“COVID-19”) and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Revenue from customers
Service revenues – fee based	$582,725	$587,965	$1,806,097	$1,761,483
Service revenues – product based	12,316	9,476	35,237	45,530
Product sales	30,106	68,248	108,491	215,517
Total revenue from customers	625,147	665,689	1,949,825	2,022,530
Revenue from other than customers
Lease revenue (1)	53,797	—	174,449	—
Net gains (losses) on commodity-price swap agreements	—	—	—	(667)
Other	100	338	838	1,101
Total revenues and other	$679,044	$666,027	$2,125,112	$2,022,964
_________________________________________________________________________________________
(1)For the three and nine months ended September 30, 2020, includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $459.1 million and $362.6 million as of September 30, 2020, and December 31, 2019, respectively.
Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed.
The following table summarizes current-period activity related to contract assets from contracts with customers:

thousands
Balance at December 31, 2019	$67,357
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(2,743)
Additional estimated revenues recognized (2)	14,536
Balance at September 30, 2020	$79,150

Contract assets at September 30, 2020
Other current assets	$20,152
Other assets	58,998
Total contract assets from contracts with customers	$79,150
_________________________________________________________________________________________
(1)Includes $(0.2) million for the three months ended September 30, 2020.
(2)Includes $4.9 million for the three months ended September 30, 2020.

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

thousands
Balance at December 31, 2019	$222,274
Cash received or receivable, excluding revenues recognized during the period (1)	34,922
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(12,186)
Balance at September 30, 2020	$245,010

Contract liabilities at September 30, 2020
Accrued liabilities	$9,312
Other liabilities	235,698
Total contract liabilities from contracts with customers	$245,010
_________________________________________________________________________________________
(1)Includes $11.0 million for the three months ended September 30, 2020.
(2)Includes $(1.7) million for the three months ended September 30, 2020.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS (CONTINUED)

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020, are presented in the following table. The Partnership applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2020	$201,409
2021	788,814
2022	1,044,194
2023	988,776
2024	959,799
Thereafter	3,569,832
Total	$7,552,824

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

Fort Union and Bison facilities. In October 2020, the Partnership (i) sold its 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility during the first quarter of 2021, located in Northeast Wyoming, to a third party. The Partnership received combined proceeds of $27.0 million, resulting in a net gain on sale of $21.0 million related to the Fort Union interest that will be recorded in the fourth quarter of 2020. A gain related to the option agreement and potential sale of the Bison treating facility will be recognized in the first quarter of 2021 if the option is exercised or expires.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30	0.62000	280,880	November 2019
December 31	0.62200	281,786	February 2020
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30 (1)	0.31100	132,255	November 2020
_________________________________________________________________________________________
(1)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the third quarter of 2020 of $0.31100 per unit, or $132.3 million in aggregate. The cash distribution is payable on November 13, 2020 to unitholders of record at the close of business on October 30, 2020, including the general partner units that were issued on December 31, 2019 (see Note 1).

Following the transactions contemplated by the Exchange Agreement, the general partner units are entitled to all quarterly distributions beginning with the cash distribution declared for the fourth quarter of 2019.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2019
March 31	$283,271
June 30	288,083
September 30	289,676
December 31	290,314
2020
March 31	$143,404
June 30	143,404
September 30	143,404

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” On September 11, 2020, the Partnership assigned its 98% interest in the 30-year $260.0 million note established in May 2008 between WES Operating and Anadarko (the “Anadarko note receivable”) to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units representing limited partner interests in the Partnership to the Partnership. The units were canceled by the Partnership immediately upon receipt. See Note 6.
As of September 30, 2020, Occidental held 214,281,578 common units, representing a 50.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.1% general partner interest in the Partnership (see Note 1). The public held 201,914,514 common units, representing a 47.5% limited partner interest in the Partnership.

Holdings of WES Operating equity. As of September 30, 2020, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Revenues and other
Service revenues – fee based	$436,405	$360,011	$1,344,326	$1,030,137
Service revenues – product based	2,544	84	6,690	2,070
Product sales	16,692	38,658	60,452	130,167
Total revenues and other	455,641	398,753	1,411,468	1,162,374
Equity income, net – related parties (1)	61,026	53,893	176,788	175,483
Operating expenses
Cost of product	1,483	61,066	85,353	185,463
Operation and maintenance	1,303	39,459	35,660	110,918
General and administrative (2)	7,607	27,724	40,456	73,510
Total operating expenses	10,393	128,249	161,469	369,891
Interest income – Anadarko note receivable	3,286	4,225	11,736	12,675
Interest expense	—	(59)	(43)	(1,912)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

Consolidated balance sheets
thousands	September 30, 2020	December 31, 2019
Assets
Accounts receivable, net (1)	$292,895	$113,345
Other current assets	17,196	4,982
Anadarko note receivable	—	260,000
Equity investments (2)	1,242,557	1,285,717
Other assets	58,967	60,221
Total assets	1,611,615	1,724,265
Liabilities
Accounts and imbalance payables	2,050	—
Short-term debt (3)	—	7,873
Accrued liabilities	5,410	3,087
Other liabilities	129,312	97,800
Total liabilities	136,772	108,760
_________________________________________________________________________________________
(1)Increase attributable to the timing of certain related-party cash receipts. The Partnership received $74.8 million of the September 30, 2020, Accounts receivable, net balance by October 7, 2020.
(2)See Note 7.
(3)Includes amounts related to finance leases (see Note 11).

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2020	2019
Distributions from equity-investment earnings – related parties	$187,816	$182,337
Acquisitions from related parties	—	(2,007,501)
Contributions to equity investments - related parties	(19,017)	(108,118)
Distributions from equity investments in excess of cumulative earnings – related parties	21,750	21,203
APCWH Note Payable borrowings	—	11,000
Repayment of APCWH Note Payable	—	(439,595)
Distributions to Partnership unitholders (1)	(301,219)	(411,125)
Distributions to WES Operating unitholders (2)	(11,545)	(13,973)
Net contributions from (distributions to) related parties	22,674	458,819
Above-market component of swap agreements with Anadarko	—	7,407
Finance lease payments	(6,382)	(253)
_________________________________________________________________________________________
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS (CONTINUED)

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
General and administrative (1)	$8,314	$26,915	$41,220	$71,793
_________________________________________________________________________________________
(1)Includes amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6). Also see Incentive Plans within this Note 6.

Consolidated balance sheets
thousands	September 30, 2020	December 31, 2019
Accounts receivable, net	$256,518	$113,581

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2020	2019
Distributions to WES Operating unitholders (1)	$(577,122)	$(736,256)
_________________________________________________________________________________________
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

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. These arrangements with Occidental include Occidental-produced volumes and in some instances, the volumes of other working-interest owners of Occidental where the joint partnership collectively gathers, processes, and/or markets volumes. These volumes are considered owned and controlled by Occidental, which is the contracting counterparty of the Partnership. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 41% and 42% for the three and nine months ended September 30, 2020, respectively, and 38% and 37% for the three and nine months ended September 30, 2019, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 87% and 88% for the three and nine months ended September 30, 2020, respectively, and 85% and 84% for the three and nine months ended September 30, 2019, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 87% and 88% for the three and nine months ended September 30, 2020, respectively, and 80% and 81% for the three and nine months ended September 30, 2019, respectively.

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

Marketing Transition Services Agreement. Effective December 31, 2019, certain subsidiaries of Anadarko entered into a transition services agreement (the “Marketing Transition Services Agreement”) to provide marketing-related services to certain of the Partnership’s subsidiaries through December 31, 2020. Additionally, under the terms of the Marketing Transition Services Agreement, the Partnership is liable for certain downstream transportation commitments through December 31, 2020. In October 2020, the Partnership entered into a three-year NGLs marketing agreement with AESC for the sale of certain of the Partnership’s NGLs volumes processed at the DJ Basin complex. The agreement is effective January 1, 2021.

Operating lease. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. For the three and nine months ended September 30, 2020, the Partnership recognized fixed-lease revenue of $44.0 million and $131.8 million, respectively, and variable-lease revenue of $9.8 million and $42.6 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $3.5 million and $11.2 million for the three and nine months ended September 30, 2020, respectively, and $3.5 million and $9.3 million for the three and nine months ended September 30, 2019, respectively. Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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

Anadarko note receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly and classified as interest income in the consolidated statements of operations. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% to the Partnership and 2% to WGRAH, a subsidiary of Occidental, (ii) the Partnership subsequently assigned its 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of the Partnership to the Partnership, and (iii) the Partnership canceled the units immediately upon receipt.

Purchases from related parties. During the third quarter of 2019, the Partnership purchased $18.4 million of materials and supplies inventory from Occidental. See Note 1.

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
Notional volumes for each product-based commodity-price swap agreement were not specifically defined. Instead, the commodity-price swap agreements applied to the actual volumes of natural gas, condensate, and NGLs purchased and sold. The commodity-price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore did not require fair-value measurement. Net gains (losses) on commodity-price swap agreements were zero and $(0.7) million (due to settlement of 2018 activity in 2019) for the three and nine months ended September 30, 2019, respectively, reported in the consolidated statements of operations as related-party Product sales. A capital contribution from Anadarko related to the commodity-price swap agreements of $7.4 million was recorded in the consolidated statements of equity and partners’ capital for the three months ended March 31, 2019.

Concentration of credit risk. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity-investments for the nine months ended September 30, 2020:

thousands	Balance at December 31, 2019	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Balance at September 30, 2020
Fort Union	$(610)	$—	$(554)	$—	$—	$—	$(1,164)
White Cliffs	45,877	—	4,852	993	(4,791)	(1,199)	45,732
Rendezvous	32,964	—	188	—	(1,644)	(1,353)	30,155
Mont Belvieu JV	103,036	—	20,711	—	(20,740)	(3,435)	99,572
TEG	18,199	—	3,382	—	(3,398)	(1,414)	16,769
TEP	203,556	—	26,828	—	(30,069)	(3,391)	196,924
FRP	207,782	—	28,660	3,670	(30,135)	(7,399)	202,578
Whitethorn LLC	161,665	—	30,485	370	(31,218)	—	161,302
Cactus II	172,165	—	19,137	13,332	(22,138)	—	182,496
Saddlehorn	112,855	—	19,669	—	(20,804)	—	111,720
Panola	21,783	—	1,535	—	(1,535)	(679)	21,104
Mi Vida	57,807	—	8,036	—	(8,810)	(1,143)	55,890
Ranch Westex	46,678	(29,399)	8,240	—	(8,094)	(705)	16,720
Red Bluff Express	101,960	—	5,619	652	(4,440)	(1,032)	102,759
Total	$1,285,717	$(29,399)	$176,788	$19,017	$(187,816)	$(21,750)	$1,242,557
_________________________________________________________________________________________
(1)Recorded in Long-lived asset and other impairments in the consolidated statements of operations.
(2)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS (CONTINUED)

The investment balance in Ranch Westex at September 30, 2020, was $25.3 million less than the Partnership’s underlying equity in Ranch Westex’s net assets primarily due to an impairment loss recognized by the Partnership in the third quarter of 2020. The impairment loss of $29.4 million resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $16.7 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.
The investment balance in Saddlehorn at September 30, 2020, was $14.1 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.

8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2020	December 31, 2019
Land	N/A	$9,696	$9,495
Gathering systems – pipelines	30 years	5,209,559	5,092,004
Gathering systems – compressors	15 years	2,094,961	1,929,377
Processing complexes and treating facilities	25 years	3,420,494	3,237,801
Transportation pipeline and equipment	6 to 45 years	171,069	173,572
Produced-water disposal systems	20 years	824,491	754,774
Assets under construction	N/A	197,293	486,584
Other	3 to 40 years	705,581	672,064
Total property, plant, and equipment		12,633,144	12,355,671
Less accumulated depreciation		3,808,005	3,290,740
Net property, plant, and equipment		$8,825,139	$9,064,931

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the nine months ended September 30, 2020, the Partnership recognized impairments of $200.6 million, primarily due to $150.2 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $112.2 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. The remaining impairments of $21.0 million were primarily at the DJ Basin complex and DBM water systems due to the cancellation of projects and impairments of rights-of-way.
Long-lived asset and other impairments on the consolidated statements of operations also includes a $29.4 million other-than-temporary impairment for the nine months ended September 30, 2020, of the Partnership’s investment in Ranch Westex (see Note 7).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

During the year ended December 31, 2019, the Partnership recognized impairments of $6.3 million, primarily at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.

Potential future long-lived asset impairments. As of September 30, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Trade receivables, net	$451,731	$260,458	$415,354	$260,694
Other receivables, net	53	54	69	54
Total accounts receivable, net	$451,784	$260,512	$415,423	$260,748

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
NGLs inventory	$506	$906	$506	$906
Materials and supplies inventory (1)	—	23,444	—	23,444
Imbalance receivables	5,724	4,690	5,724	4,690
Prepaid insurance	11,303	5,676	8,858	3,652
Contract assets	20,152	7,129	20,152	7,129
Other	16,419	93	16,419	93
Total other current assets	$54,104	$41,938	$51,659	$39,914
_________________________________________________________________________________________
(1)See Note 1.

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Accrued interest expense	$80,365	$72,064	$80,365	$72,064
Short-term asset retirement obligations	27,554	22,472	27,554	22,472
Short-term remediation and reclamation obligations	5,228	3,528	5,228	3,528
Income taxes payable	2,095	697	2,095	697
Contract liabilities	9,312	19,659	9,312	19,659
Other (1)	51,361	31,373	18,290	31,219
Total accrued liabilities	$175,915	$149,793	$142,844	$149,639
_________________________________________________________________________________________
(1)Includes amounts related to WES Operating’s interest-rate swap agreements as of September 30, 2020, and December 31, 2019 (see Note 11).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2020			December 31, 2019
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
5.375% Senior Notes due 2021	$431,081	$430,326	$435,023	$—	$—	$—
Finance lease liabilities (2)	8,436	8,436	8,436	7,873	7,873	7,873
Total short-term debt	$439,517	$438,762	$443,459	$7,873	$7,873	$7,873

Long-term debt
5.375% Senior Notes due 2021	$—	$—	$—	$500,000	$498,168	$515,042
4.000% Senior Notes due 2022	580,917	580,498	585,519	670,000	669,322	689,784
Floating-Rate Senior Notes due 2023	264,463	263,103	246,605	—	—	—
3.100% Senior Notes due 2025	1,000,000	992,505	953,152	—	—	—
3.950% Senior Notes due 2025	500,000	494,603	472,459	500,000	493,830	504,968
4.650% Senior Notes due 2026	500,000	496,579	486,814	500,000	496,197	513,393
4.500% Senior Notes due 2028	400,000	395,488	380,550	400,000	395,113	390,920
4.750% Senior Notes due 2028	400,000	396,462	386,193	400,000	396,190	400,962
4.050% Senior Notes due 2030	1,200,000	1,189,180	1,171,500	—	—	—
5.450% Senior Notes due 2044	600,000	593,565	516,911	600,000	593,470	533,710
5.300% Senior Notes due 2048	700,000	686,996	569,571	700,000	686,843	610,841
5.500% Senior Notes due 2048	350,000	342,514	289,119	350,000	342,432	310,198
5.250% Senior Notes due 2050	1,000,000	983,463	929,901	—	—	—
RCF	—	—	—	380,000	380,000	380,000
Term loan facility	—	—	—	3,000,000	3,000,000	3,000,000
Finance lease liabilities	25,438	25,438	25,438	—	—	—
Total long-term debt	$7,520,818	$7,440,394	$7,013,732	$8,000,000	$7,951,565	$7,849,818
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)Includes related-party amounts as of December 31, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2020:

thousands	Carrying Value
Balance at December 31, 2019	$7,959,438
RCF borrowings	220,000
Issuance of Floating-Rate Senior Notes due 2023	300,000
Issuance of 3.100% Senior Notes due 2025	1,000,000
Issuance of 4.050% Senior Notes due 2030	1,200,000
Issuance of 5.250% Senior Notes due 2050	1,000,000
Finance lease liabilities	26,001
Repayments of RCF borrowings	(600,000)
Repayment of Term loan facility borrowings	(3,000,000)
Repayment of 5.375% Senior Notes due 2021	(68,919)
Repayment of 4.000% Senior Notes due 2022	(89,083)
Repayment of Floating-Rate Senior Notes due 2023	(35,537)
Other	(32,744)
Balance at September 30, 2020	$7,879,156

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount (collectively referred to as the “Fixed-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments (described below), the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.291%, 5.173%, and 6.375%, respectively, at September 30, 2020, and 3.287%, 4.168%, and 5.362%, respectively, at June 30, 2020. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). As of September 30, 2020, the interest rate on the Floating-Rate Senior Notes was 2.12%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month London Interbank Offered Rate) on the interest determination date plus 0.85%.

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+.” In May 2020, Fitch downgraded WES Operating’s long-term debt to “BB” and in June 2020, Moody’s Investors Service downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, annualized borrowing costs will increase by $34.6 million.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

During the three and nine months ended September 30, 2020, WES Operating purchased and retired $29.0 million and $193.5 million, respectively, of certain of its senior notes and Floating-Rate Senior Notes via open-market repurchases. For the three and nine months ended September 30, 2020, gains of $1.7 million and $12.7 million, respectively, were recognized for the early retirement of these notes.
As of September 30, 2020, the 5.375% Senior Notes due 2021 were classified as short-term debt on the consolidated balance sheet. At September 30, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
As of September 30, 2020, there were no outstanding borrowings and $5.0 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of September 30, 2020 and 2019, the interest rate on any outstanding RCF borrowings was 1.65% and 3.34%, respectively. The facility-fee rate was 0.25% and 0.20% at September 30, 2020 and 2019, respectively. At September 30, 2020, WES Operating was in compliance with all covenants under the RCF.
As a result of credit-rating downgrades received from Fitch and S&P (see WES Operating Senior Notes above), beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). As of September 30, 2019, the interest rate on the outstanding borrowings was 3.42%. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated the Term loan facility (see WES Operating Senior Notes above). During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $39.0 million as of September 30, 2020.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE (CONTINUED)

In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the nine months ended September 30, 2020, WES Operating made cash payments of $19.2 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
The Partnership did not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swap agreements were recognized in earnings. For the three and nine months ended September 30, 2019, non-cash losses of $68.3 million and $162.9 million, respectively, were recognized, which are included in Other income (expense), net in the consolidated statements of operations.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Third parties
Long-term and short-term debt	$(94,201)	$(83,712)	$(273,620)	$(233,432)
Finance lease liabilities	(369)	—	(1,162)	—
Amortization of debt issuance costs and commitment fees	(3,463)	(3,139)	(10,052)	(9,461)
Capitalized interest	2,462	8,386	6,066	20,933
Total interest expense – third parties	(95,571)	(78,465)	(278,768)	(221,960)
Related parties
APCWH Note Payable	—	—	—	(1,833)
Finance lease liabilities	—	(59)	(43)	(79)
Total interest expense – related parties	—	(59)	(43)	(1,912)
Interest expense	$(95,571)	$(78,524)	$(278,811)	$(223,872)

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

•non-payment or non-performance of significant customers, including under gathering, processing, transportation, and disposal agreements;

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

EXECUTIVE SUMMARY

During the nine months ended September 30, 2020, the global outbreak of COVID-19 caused a sharp decline in the worldwide demand for oil, natural gas, and NGLs, which contributed significantly to recent commodity-price declines and oversupplied commodities markets. These market dynamics have an adverse impact on producers that provide throughput into our systems and we have experienced decreased throughput at many of our locations, which may adversely affect our results of operations and cash flows.
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

We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah, and Wyoming), North-central Pennsylvania, Texas, and New Mexico. We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. As of September 30, 2020, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	2
Treating facilities	39	3	—	3
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	4
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2020, included the following:

•On September 11, 2020, WES and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% to WES and 2% to WGRAH, a subsidiary of Occidental, (ii) WES subsequently assigned its 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of WES to WES, and (iii) WES canceled the units immediately upon receipt.

•Our third-quarter 2020 distribution is unchanged from the first- and second-quarter 2020 per-unit distribution of $0.31100.

•We commenced operations of Latham Train II at the DJ Basin complex (with capacity of 250 MMcf/d) during the first quarter of 2020 and Loving ROTF Trains III and IV at the DBM oil system (with capacity of 30 MBbls/d each) during the first and third quarters of 2020, respectively.

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

•During the nine months ended September 30, 2020, WES Operating purchased and retired $193.5 million of certain of its senior notes and Floating-Rate Senior Notes. See Liquidity and Capital Resources within this Item 2 for additional information.

•Natural-gas throughput attributable to WES totaled 4,253 MMcf/d and 4,377 MMcf/d for the three and nine months ended September 30, 2020, respectively, representing a 1% and 4% increase, respectively, compared to the same periods in 2019.

•Crude-oil and NGLs throughput attributable to WES totaled 689 MBbls/d and 723 MBbls/d for the three and nine months ended September 30, 2020, respectively, representing an 11% and 19% increase, respectively, compared to the same periods in 2019.

•Produced-water throughput attributable to WES totaled 673 MBbls/d and 711 MBbls/d for the three and nine months ended September 30, 2020, respectively, representing an 18% and 35% increase, respectively, compared to the same periods in 2019.

•Operating income (loss) was $347.1 million for the three months ended September 30, 2020, representing a 29% increase compared to the same period in 2019. Operating income (loss) was $506.0 million for the nine months ended September 30, 2020, which includes goodwill and long-lived asset impairments of $596.8 million during the first quarter, representing a 44% decrease compared to the same period in 2019.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.17 per Mcf and $1.15 per Mcf for the three and nine months ended September 30, 2020, respectively, representing a 13% and 8% increase, respectively, compared to the same periods in 2019.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.54 per Bbl and $2.50 per Bbl for the three and nine months ended September 30, 2020, respectively, representing a 2% and 1% decrease, respectively, compared to the same periods in 2019.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.00 per Bbl and $0.98 per Bbl for the three and nine months ended September 30, 2020, respectively, representing a 3% increase and no change, respectively, compared to the same periods in 2019.

The following tables provide additional information on throughput for the periods presented below:

	Three Months Ended September 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,294	1,272	2%	183	147	24%	687	580	18%
DJ Basin	1,290	1,124	15%	86	128	(33)%	—	—	—%
Equity investments	450	390	15%	393	307	28%	—	—	—%
Other	1,378	1,585	(13)%	41	53	(23)%	—	—	—%
Total throughput	4,412	4,371	1%	703	635	11%	687	580	18%

	Nine Months Ended September 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,330	1,210	10%	192	144	33%	726	538	35%
DJ Basin	1,342	1,216	10%	109	114	(4)%	—	—	—%
Equity investments	451	390	16%	395	308	28%	—	—	—%
Other	1,416	1,584	(11)%	42	53	(21)%	—	—	—%
Total throughput	4,539	4,400	3%	738	619	19%	726	538	35%

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Period-over-period variances for the three and nine months ended September 30, 2020, include the following impacts related to this change (i) decreases of $37.7 million and $93.9 million, respectively, in Service revenues – fee based, (ii) decreases of $18.4 million and $13.7 million, respectively, in Product sales, and (iii) decreases of $56.1 million and $107.6 million, respectively, in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 2). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices recently ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020, with prices rebounding to $40.22 per barrel at September 30, 2020. While the extent and duration of the recent commodity-price declines cannot be predicted, potential impacts to our business include the following:

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

•As of September 30, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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

Effects of credit-rating downgrade. Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB+,” with negative watches assigned to each of these revised ratings. In May 2020, Fitch downgraded WES Operating’s long-term debt to “BB” and in June 2020, Moody’s Investors Service (“Moody’s”) downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, WES Operating’s credit rating is below investment grade for all three major credit rating agencies, which results in the following:

•WES Operating’s annualized borrowing costs will increase by $34.6 million for the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020 that provide for increased interest rates following downgrade events.

•Beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

•We may be obligated to provide financial assurance of our performance under certain contractual arrangements requiring us to post collateral in the form of letters of credit or cash. At September 30, 2020, we had $5.0 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

Additional downgrades to WES Operating’s credit ratings will further impact its borrowing costs negatively, and may adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.

Per-unit distribution reduction and revised capital guidance. During 2020, we announced the below-described per-unit distribution and cost reductions. These cash-preservation measures are intended to enhance our liquidity for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will provide sufficient liquidity for the required duration, and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment.

•A quarterly cash distribution of $0.31100 per unit for the first quarter of 2020, which represents a 50% reduction to the distribution paid for the previous quarter. On October 20, 2020, we announced that our per-unit distribution for the third quarter of 2020 was unchanged from the first- and second-quarter 2020 $0.31100 per-unit distributions.

•On April 20, 2020, we announced capital expenditures for the year ended December 31, 2020, were expected to be $450.0 million to $550.0 million, representing a 45% reduction to prior guidance. This reduction resulted from deferred producer activity in all basins and the elimination of associated capital expenditures, other than those expenditures that are necessary to support proper maintenance and long-term asset integrity. On August 10, 2020, we announced a further downward revision to our estimated full-year 2020 capital expenditures, which were expected to be $400.0 million to $450.0 million, representing a $75.0 million reduction to the April 2020 guidance midpoint of $500.0 million. On November 9, 2020, we announced that we expect our full-year capital expenditures to be meaningfully below the low-end of our previously updated 2020 guidance range of $400.0 million to $450.0 million.

•On April 20, 2020, we announced expected other cost reductions of approximately $75.0 million through operating and maintenance and general and administrative expense cost-saving initiatives. On November 9, 2020, we announced that we expect to realize approximately $175.0 million in operating and maintenance and general and administrative expense cost savings.

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

Fort Union and Bison facilities. In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility during the first quarter of 2021, located in Northeast Wyoming, to a third party. We received combined proceeds of $27.0 million, resulting in a net gain on sale of $21.0 million related to the Fort Union interest that will be recorded in the fourth quarter of 2020. A gain related to the option agreement and potential sale of the Bison treating facility will be recognized in the first quarter of 2021 if the option is exercised or expires.

Presentation of the Partnership’s assets. Our assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98% partnership interest in WES Operating as of September 30, 2020 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Total revenues and other (1)	$679,044	$666,027	$2,125,112	$2,022,964
Equity income, net – related parties	61,026	53,893	176,788	175,483
Total operating expenses (1)	392,206	451,443	1,792,290	1,299,331
Gain (loss) on divestiture and other, net	(768)	248	(3,651)	(1,403)
Operating income (loss)	347,096	268,725	505,959	897,713
Interest income – Anadarko note receivable	3,286	4,225	11,736	12,675
Interest expense	(95,571)	(78,524)	(278,811)	(223,872)
Gain (loss) on early extinguishment of debt	1,632	—	10,372	—
Other income (expense), net	720	(67,894)	612	(161,577)
Income (loss) before income taxes	257,163	126,532	249,868	524,939
Income tax expense (benefit)	3,028	1,309	3,792	12,679
Net income (loss)	254,135	125,223	246,076	512,260
Net income (loss) attributable to noncontrolling interests	7,524	4,006	(17,045)	102,789
Net income (loss) attributable to Western Midstream Partners, LP (2)	$246,611	$121,217	$263,121	$409,471
Key performance metrics (3)
Adjusted gross margin	$681,529	$599,644	$2,069,801	$1,783,814
Adjusted EBITDA	518,358	410,213	1,546,386	1,271,463
Free cash flow	339,154	70,679	762,364	(7,496)
_________________________________________________________________________________________
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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2020” refer to the comparison of the three months ended September 30, 2020, to the three months ended September 30, 2019; any increases or decreases “for the nine months ended September 30, 2020” refer to the comparison of the nine months ended September 30, 2020, to the nine months ended September 30, 2019; and any increases or decreases “for the three and nine months ended September 30, 2020” refer to the comparison of these 2020 periods to the corresponding three- and nine-month periods ended September 30, 2019.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	558	523	7%	551	526	5%
Processing	3,404	3,458	(2)%	3,537	3,484	2%
Equity investments (1)	450	390	15%	451	390	16%
Total throughput	4,412	4,371	1%	4,539	4,400	3%
Throughput attributable to noncontrolling interests (2)	159	172	(8)%	162	175	(7)%
Total throughput attributable to WES for natural-gas assets	4,253	4,199	1%	4,377	4,225	4%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	310	328	(5)%	343	311	10%
Equity investments (3)	393	307	28%	395	308	28%
Total throughput	703	635	11%	738	619	19%
Throughput attributable to noncontrolling interests (2)	14	12	17%	15	12	25%
Total throughput attributable to WES for crude-oil and NGLs assets	689	623	11%	723	607	19%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	687	580	18%	726	538	35%
Throughput attributable to noncontrolling interests (2)	14	12	17%	15	11	36%
Total throughput attributable to WES for produced-water assets	673	568	18%	711	527	35%
_________________________________________________________________________________________
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

Natural-gas assets

Gathering, treating, and transportation throughput increased by 35 MMcf/d and 25 MMcf/d for the three and nine months ended September 30, 2020, respectively, primarily due to increased production in areas around the Marcellus Interest systems, partially offset by production declines in areas around the Bison facility and Springfield gas-gathering system.
Processing throughput decreased by 54 MMcf/d for the three months ended September 30, 2020, primarily due to (i) the Granger straddle plant being held idle during the third quarter of 2020, (ii) lower throughput at the Chipeta complex due to production declines in the area and a third-party contract that terminated during the fourth quarter of 2019, and (iii) lower throughput at the Red Desert complex and Granger system due to production declines in the area. These decreases were offset partially by (i) increased production in areas around the West Texas and DJ Basin complexes and (ii) the start-up of Latham Train II at the DJ Basin complex during the first quarter of 2020.

Processing throughput increased by 53 MMcf/d for the nine months ended September 30, 2020, primarily due to (i) increased production in areas around the West Texas and DJ Basin complexes, (ii) the start-up of Latham Train II at the DJ Basin complex during the first quarter of 2020, and (iii) the start-up of Mentone Train II at the West Texas complex in March 2019. These increases were offset partially by (i) third-party volumes being diverted away from the Granger straddle plant beginning in the fourth quarter of 2019 and the plant being held idle during the third quarter of 2020, (ii) lower throughput at the Chipeta complex due to production declines in the area and a third-party contract that terminated during the fourth quarter of 2019, and (iii) lower throughput at the Red Desert complex due to production declines in the area.
Equity-investment throughput increased by 60 MMcf/d and 61 MMcf/d for the three and nine months ended September 30, 2020, respectively, primarily due to increased volumes on Red Bluff Express resulting from increased production in the area. This increase was offset partially by (i) decreased third-party volumes at the Fort Union system and (ii) decreased volumes at the Rendezvous system due to production declines in the area.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput decreased by 18 MBbls/d for the three months ended September 30, 2020, primarily due to decreased throughput into the DJ Basin oil system, partially offset by increased throughput at the DBM oil system with the commencement of Loving ROTF Train III operations during the first quarter of 2020 and increased production.
Gathering, treating, and transportation throughput increased by 32 MBbls/d for the nine months ended September 30, 2020, primarily due to increased throughput at the DBM oil system with the commencement of Loving ROTF Train III operations during the first quarter of 2020 and increased production.
Equity-investment throughput increased by 86 MBbls/d and 87 MBbls/d for the three and nine months ended September 30, 2020, respectively, primarily due to (i) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and (ii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were offset partially by decreased volumes on the Whitethorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 107 MBbls/d and 188 MBbls/d for the three and nine months ended September 30, 2020, respectively, due to increased throughput at the DBM water systems resulting from additional (i) producer activity, (ii) water-disposal facilities, and (iii) offload connections that increased capacity of the systems.

Service Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Service revenues – fee based	$636,522	$587,965	8%	$1,980,546	$1,761,483	12%
Service revenues – product based	12,316	9,476	30%	35,237	45,530	(23)%
Total service revenues	$648,838	$597,441	9%	$2,015,783	$1,807,013	12%

Service revenues – fee based

Service revenues – fee based increased by $48.6 million and $219.1 million for the three and nine months ended September 30, 2020, respectively, primarily due to increases of (i) $40.2 million and $96.0 million, respectively, at the DJ Basin complex and $20.7 million and $91.0 million, respectively, at the West Texas complex from increased throughput, (ii) $14.2 million and $59.8 million, respectively, at the DBM oil system from increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, and (iii) $12.5 million and $53.7 million, respectively, at the DBM water systems from increased throughput and a higher average fee resulting from a cost-of-service rate redetermination that occurred during the first quarter of 2020. These increases were offset partially by decreases of $37.7 million and $93.9 million, respectively, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Service revenues – product based

Service revenues – product based decreased by $10.3 million for the nine months ended September 30, 2020, primarily due to decreased volumes and pricing across several systems, offset partially by increased volumes at the West Texas complex.

Product Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Natural-gas sales	$7,211	$13,358	(46)%	$23,934	$48,909	(51)%
NGLs sales	22,895	54,890	(58)%	84,557	165,941	(49)%
Total Product sales	$30,106	$68,248	(56)%	$108,491	$214,850	(50)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.51	$1.29	17%	$1.32	$1.61	(18)%
NGLs (per Bbl)	13.31	16.76	(21)%	12.25	20.91	(41)%

Natural-gas sales

Natural-gas sales decreased by $6.1 million for the three months ended September 30, 2020, primarily due to a decrease in average prices at the DJ Basin complex.
Natural-gas sales decreased by $25.0 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $10.7 million at the DJ Basin complex attributable to a decrease in average prices, (ii) $6.0 million at the Hilight system resulting from an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (iii) $3.2 million at the MGR assets attributable to decreases in average prices and volumes sold, and (iv) $2.6 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

NGLs sales

NGLs sales decreased by $32.0 million and $81.4 million for the three and nine months ended September 30, 2020, respectively, primarily due to decreases of (i) $7.6 million and $32.2 million, respectively, at the West Texas complex attributable to a decrease in average prices, partially offset by increased volumes sold, (ii) $4.4 million and $9.4 million, respectively, at the Brasada complex resulting from decreases in average prices and volumes sold, and (iii) $18.4 million and $11.1 million, respectively, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2). In addition, for the nine months ended September 30, 2020, NGLs sales decreased due to (i) $12.4 million at the DJ Basin complex attributable to a decrease in average prices and (ii) $6.0 million at the MGR assets and $5.4 million at the Chipeta complex resulting from decreases in average prices and volumes sold.

Equity Income, Net – Related Parties

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Equity income, net – related parties	$61,026	$53,893	13%	$176,788	$175,483	1%

Equity income, net – related parties increased by $7.1 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, primarily due to increases related to the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and increased volumes on TEP, FRP, and Red Bluff Express. These increases were offset partially by a decrease in equity income from Whitethorn LLC related to commercial activities.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
NGLs purchases	$19,028	$76,785	(75)%	$111,809	$252,460	(56)%
Residue purchases	10,838	18,300	(41)%	43,998	69,920	(37)%
Other	1,873	2,715	(31)%	(2,196)	12,360	(118)%
Cost of product	31,739	97,800	(68)%	153,611	334,740	(54)%
Operation and maintenance	132,293	176,572	(25)%	436,670	467,832	(7)%
Total Cost of product and Operation and maintenance expenses	$164,032	$274,372	(40)%	$590,281	$802,572	(26)%

NGLs purchases

NGLs purchases decreased by $57.8 million for the three months ended September 30, 2020, primarily due to decreases of (i) $50.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2) and (ii) $4.1 million at the Brasada complex attributable to average-price and purchased-volume decreases.
NGLs purchases decreased by $140.7 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $93.5 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $23.9 million at the West Texas complex due to an average-price decrease, partially offset by a purchased-volume increase, and (iii) $8.8 million and $5.3 million at the Brasada and Chipeta complexes, respectively, attributable to average-price and purchased-volume decreases.

Residue purchases

Residue purchases decreased by $7.5 million for the three months ended September 30, 2020, primarily due to decreases of (i) $6.0 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2) and (ii) $3.9 million at the DJ Basin complex attributable to an average-price decrease. These amounts were offset partially by an increase of $3.6 million at the West Texas complex due to an average-price increase.
Residue purchases decreased by $25.9 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $14.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2) and (ii) $9.2 million and $4.5 million at the DJ Basin complex and MGR assets, respectively, attributable to an average-price decrease. These amounts were offset partially by a $5.0 million increase at the West Texas complex attributable to an average-price increase.

Other items

Other items decreased by $14.6 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $11.7 million at the West Texas complex due to changes in imbalance positions and (ii) $4.1 million at the DJ Basin complex due to a decrease in transportation costs.

Operation and maintenance expense

Operation and maintenance expense decreased by $44.3 million for the three months ended September 30, 2020, primarily due to decreases of (i) $21.5 million at the West Texas complex primarily resulting from decreased utilities and maintenance expense, and salaries and wages, (ii) $6.8 million at the DBM water systems primarily attributable to lower surface-use fees and utilities expense, (iii) $4.4 million at the DJ Basin complex primarily attributable to decreased surface maintenance and plant repairs, and chemicals and treating services, and (iv) $4.0 million at the DBM oil system primarily attributable to decreased salaries and wages, surface maintenance and plant repairs, and utilities expense.
Operation and maintenance expense decreased by $31.2 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $17.8 million and $5.4 million at the West Texas complex and Springfield system, respectively, primarily resulting from decreased utilities and maintenance expense, salaries and wages, and contract labor and consulting services, (ii) $7.7 million in overhead expense primarily related to fleet management and other miscellaneous field expenses, and (iii) $3.4 million at the DBM oil system primarily attributable to decreased surface maintenance and plant repairs, and salaries and wages expense. These amounts were offset partially by an increase of $7.1 million at the DJ Basin complex primarily due to an increase in utilities and safety expense.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
General and administrative	$41,578	$30,769	35%	$118,466	$83,640	42%
Property and other taxes	19,392	15,281	27%	57,263	45,848	25%
Depreciation and amortization	132,564	127,914	4%	384,688	362,977	6%
Long-lived asset and other impairments	34,640	3,107	NM	200,575	4,294	NM
Goodwill impairment	—	—	—%	441,017	—	NM
Total other operating expenses	$228,174	$177,071	29%	$1,202,009	$496,759	142%
_________________________________________________________________________________________
NM—Not meaningful

General and administrative expenses

General and administrative expenses increased by $10.8 million for the three months ended September 30, 2020, primarily due to certain increases relating to the Services Agreement, including $6.5 million of additional expense primarily related to services provided by Occidental to WES for information technology services. General and administrative expenses also increased by $6.3 million for the three months ended September 30, 2020 due to increases in other corporate expenses.
General and administrative expenses increased by $34.8 million for the nine months ended September 30, 2020, primarily due to certain increases relating to the Services Agreement, including (i) $15.2 million in personnel costs primarily resulting from WES securing its own dedicated workforce as of December 31, 2019, and (ii) $14.9 million of additional expense primarily related to services provided by Occidental to WES for information technology services. General and administrative expenses also increased by $6.2 million for the nine months ended September 30, 2020 due to increases in other corporate expenses. See Executive Summary—December 2019 Agreements within this Item 2.

Property and other taxes

Property and other taxes increased by $4.1 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, primarily due to ad valorem tax increases at (i) the West Texas complex due to general expansion, including the completion of Mentone Train II in March 2019 and (ii) at the DJ Basin complex due to general expansion, including the completion of Latham Train I in November 2019.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.7 million for the three months ended September 30, 2020, primarily due to increases of (i) $3.9 million at the DJ Basin complex primarily as a result of capital projects being placed into service, offset by a change in estimate for asset retirement obligations, (ii) $3.2 million at the West Texas complex resulting from capital projects being placed into service, and (iii) $1.8 million of amortization expense related to finance leases. These increases were offset partially by a decrease of $4.2 million at the Hilight system primarily due to an acceleration of depreciation expense in the comparative prior period.
Depreciation and amortization expense increased by $21.7 million for the nine months ended September 30, 2020, primarily due to increases of (i) $9.3 million, $4.7 million, and $3.1 million at the West Texas complex, DBM oil system, and DJ Basin complex, respectively, all primarily resulting from capital projects being placed into service, and (ii) $6.0 million of amortization expense related to finance leases. These increases were offset partially by a $3.4 million decrease at the Chipeta complex primarily due to lower depreciation as a result of the impairment incurred during the first quarter of 2020. For further information regarding capital projects, see Liquidity and Capital Resources—Capital expenditures within this Item 2.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the three months ended September 30, 2020, was primarily due to (i) a $29.4 million other-than-temporary impairment of our investment in Ranch Westex, (ii) impairments of rights-of-way for $3.8 million at the DJ Basin complex, and (iii) impairments of $2.0 million at the DBM water systems due to cancellation of projects. Long-lived asset and other impairment expense for the nine months ended September 30, 2020, was primarily due to $150.2 million of impairments for assets located in Wyoming and Utah, (ii) impairments of $14.8 million primarily at the DJ Basin complex, DBM water systems, and West Texas complex due to cancellation of projects, and (iii) impairments of rights-of-way for $6.2 million at the DJ Basin complex.
For further information on long-lived asset and other impairment expense for the nine months ended September 30, 2020, see Note 8—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Interest Income – Anadarko Note Receivable and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Interest income – Anadarko note receivable	$3,286	$4,225	(22)%	$11,736	$12,675	(7)%

Third parties
Long-term and short-term debt	$(94,201)	$(83,712)	13%	$(273,620)	$(233,432)	17%
Finance lease liabilities	(369)	—	NM	(1,162)	—	NM
Amortization of debt issuance costs and commitment fees	(3,463)	(3,139)	10%	(10,052)	(9,461)	6%
Capitalized interest	2,462	8,386	(71)%	6,066	20,933	(71)%
Related parties
APCWH Note Payable	—	—	—%	—	(1,833)	(100)%
Finance lease liabilities	—	(59)	(100)%	(43)	(79)	(46)%
Interest expense	$(95,571)	$(78,524)	22%	$(278,811)	$(223,872)	25%

Interest income

Interest income - Anadarko note receivable decreased by $0.9 million for both the three and nine months ended September 30, 2020, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest expense

Interest expense increased by $17.0 million and $54.9 million for the three and nine months ended September 30, 2020, respectively, primarily due to (i) $41.0 million and $107.7 million, respectively, of interest incurred on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and Floating-Rate Senior Notes due 2023 that were issued in January 2020 and (ii) decreases of $5.9 million and $14.9 million, respectively, in capitalized interest. These increases were offset partially by decreases of (i) $21.0 million and $49.8 million, respectively, that occurred as a result of the repayment and termination of the Term loan facility in January 2020 and (ii) $7.4 million and $13.7 million, respectively, due to lower outstanding borrowings under the RCF in 2020. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Other income (expense), net	$720	$(67,894)	101%	$612	$(161,577)	100%

Other income (expense), net increased by $68.6 million and $162.2 million for the three and nine months ended September 30, 2020, respectively, primarily due to non-cash losses of $68.3 million and $162.9 million on interest-rate swaps incurred during the three and nine months ended September 30, 2019, respectively. All outstanding interest-rate swap agreements were settled in December 2019 (see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Income (loss) before income taxes	$257,163	$126,532	103%	$249,868	$524,939	(52)%
Income tax expense (benefit)	3,028	1,309	131%	3,792	12,679	(70)%
Effective tax rate	1%	1%		2%	2%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. For the nine months ended September 30, 2019, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax. For all other periods presented, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.
Income attributable to the AMA assets prior to and including February 2019 was subject to federal and state income tax. Income earned on the AMA assets for periods subsequent to February 2019 was subject only to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$458,790	$401,380	14%	$1,384,632	$1,226,302	13%
Adjusted gross margin for crude-oil and NGLs assets	160,886	147,818	9%	494,481	416,904	19%
Adjusted gross margin for produced-water assets	61,853	50,446	23%	190,688	140,608	36%
Adjusted gross margin (1)	681,529	599,644	14%	2,069,801	1,783,814	16%
Per-Mcf Adjusted gross margin for natural-gas assets (2)	1.17	1.04	13%	1.15	1.06	8%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.54	2.58	(2)%	2.50	2.52	(1)%
Per-Bbl Adjusted gross margin for produced-water assets (4)	1.00	0.97	3%	0.98	0.98	—%
Adjusted EBITDA (1)	518,358	410,213	26%	1,546,386	1,271,463	22%
Free cash flow (1)	339,154	70,679	NM	762,364	(7,496)	NM
_________________________________________________________________________________________
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
Adjusted gross margin increased by $81.9 million and $286.0 million for the three and nine months ended September 30, 2020, respectively, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes, (ii) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system, (iii) increased throughput and higher average fees at the DBM water systems, (iv) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and (v) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were offset partially by (i) a decrease in distributions from Whitethorn LLC related to commercial activities and (ii) a decrease at the Hilight system resulting from lower throughput and an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.13 and $0.09 for the three and nine months ended September 30, 2020, respectively, primarily due to increased throughput at the West Texas and DJ Basin complexes, which have higher-than-average per-Mcf margins as compared to our other natural-gas assets.

Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.04 and $0.02 for the three and nine months ended September 30, 2020, respectively, primarily due to (i) a decrease in distributions from Whitethorn LLC related to commercial activities and (ii) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019 at a lower-than-average per-Bbl margin. These decreases were offset partially by (i) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system and (ii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.03 for the three months ended September 30, 2020, primarily due to increased throughput on volumes with higher-than-average per-Bbl margin.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) interest income, (v) other income, (vi) income tax benefit, and (vii) the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:

•our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis;

•the ability of our assets to generate cash flow to make distributions; and

•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.

Adjusted EBITDA increased by $108.1 million for the three months ended September 30, 2020, primarily due to (i) a $66.0 million decrease in cost of product (net of lower of cost or market inventory adjustments), (ii) a $44.3 million decrease in operation and maintenance expenses, and (iii) a $13.0 million increase in total revenues and other. These amounts were offset partially by (i) a $9.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense and (ii) a $4.1 million increase in property taxes.
Adjusted EBITDA increased by $274.9 million for the nine months ended September 30, 2020, primarily due to (i) a $181.1 million decrease in cost of product (net of lower of cost or market inventory adjustments), (ii) a $102.1 million increase in total revenues and other, (iii) a $31.2 million decrease in operation and maintenance expenses, and (iv) a $6.0 million increase in distributions from equity investments. These amounts were offset partially by (i) a $28.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense and (ii) an $11.4 million increase in property taxes.
The above-described decreases in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020, which had no net impact on Adjusted EBITDA (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

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
Free cash flow increased by $268.5 million and $769.9 million for the three and nine months ended September 30, 2020, respectively, primarily due to (i) decreases of $183.6 million and $575.0 million, respectively, in capital expenditures, (ii) increases of $52.7 million and $105.2 million, respectively, in net cash provided by operating activities, and (iii) decreases of $27.8 million and $89.1 million, respectively, in contributions to equity investments. See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$347,096	$268,725	$505,959	$897,713
Add:
Distributions from equity investments	72,070	71,005	209,566	203,540
Operation and maintenance	132,293	176,572	436,670	467,832
General and administrative	41,578	30,769	118,466	83,640
Property and other taxes	19,392	15,281	57,263	45,848
Depreciation and amortization	132,564	127,914	384,688	362,977
Impairments (1)	34,640	3,107	641,592	4,294
Less:
Gain (loss) on divestiture and other, net	(768)	248	(3,651)	(1,403)
Equity income, net – related parties	61,026	53,893	176,788	175,483
Reimbursed electricity-related charges recorded as revenues	20,272	23,969	61,100	60,747
Adjusted gross margin attributable to noncontrolling interests (2)	17,574	15,619	50,166	47,203
Adjusted gross margin	$681,529	$599,644	$2,069,801	$1,783,814
Adjusted gross margin for natural-gas assets	$458,790	$401,380	$1,384,632	$1,226,302
Adjusted gross margin for crude-oil and NGLs assets	160,886	147,818	494,481	416,904
Adjusted gross margin for produced-water assets	61,853	50,446	190,688	140,608
_________________________________________________________________________________________
(1)Includes goodwill impairment for the nine months ended September 30, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$254,135	$125,223	$246,076	$512,260
Add:
Distributions from equity investments	72,070	71,005	209,566	203,540
Non-cash equity-based compensation expense	5,616	4,137	16,527	10,278
Interest expense	95,571	78,524	278,811	223,872
Income tax expense	3,028	1,309	8,072	12,679
Depreciation and amortization	132,564	127,914	384,688	362,977
Impairments (1)	34,640	3,107	641,592	4,294
Other expense	3	67,961	1,953	161,813
Less:
Gain (loss) on divestiture and other, net	(768)	248	(3,651)	(1,403)
Gain (loss) on early extinguishment of debt	1,632	—	10,372	—
Equity income, net – related parties	61,026	53,893	176,788	175,483
Interest income – Anadarko note receivable	3,286	4,225	11,736	12,675
Other income	721	—	2,373	—
Income tax benefit	—	—	4,280	—
Adjusted EBITDA attributable to noncontrolling interests (2)	13,372	10,601	39,001	33,495
Adjusted EBITDA	$518,358	$410,213	$1,546,386	$1,271,463
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$392,894	$340,154	$1,131,893	$1,026,685
Interest (income) expense, net	92,285	74,299	267,075	211,197
Uncontributed cash-based compensation awards	—	141	—	789
Accretion and amortization of long-term obligations, net	(2,185)	(3,651)	(6,482)	(6,499)
Current income tax expense (benefit)	1,434	(407)	1,399	6,078
Other (income) expense, net (3)	(200)	(495)	(612)	(1,397)
Cash paid to settle interest-rate swaps	6,418	—	19,181	—
Distributions from equity investments in excess of cumulative earnings – related parties	8,410	4,151	21,750	21,203
Changes in assets and liabilities:
Accounts receivable, net	(7,798)	12,418	192,338	9,750
Accounts and imbalance payables and accrued liabilities, net	34,509	(11,808)	(37,814)	69,390
Other items, net	5,963	6,012	(3,341)	(32,238)
Adjusted EBITDA attributable to noncontrolling interests (2)	(13,372)	(10,601)	(39,001)	(33,495)
Adjusted EBITDA	$518,358	$410,213	$1,546,386	$1,271,463
Cash flow information
Net cash provided by operating activities			$1,131,893	$1,026,685
Net cash used in investing activities			(426,670)	(3,134,643)
Net cash provided by (used in) financing activities			(667,140)	2,133,246
_________________________________________________________________________________________
(1)Includes goodwill impairment for the nine months ended September 30, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.
(3)Excludes non-cash losses on interest-rate swaps of $68.3 million and $162.9 million for the three and nine months ended September 30, 2019, respectively. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$392,894	$340,154	$1,131,893	$1,026,685
Less:
Capital expenditures	59,197	242,841	372,262	947,266
Contributions to equity investments	2,953	30,785	19,017	108,118
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	8,410	4,151	21,750	21,203
Free cash flow	$339,154	$70,679	$762,364	$(7,496)
Cash flow information
Net cash provided by operating activities			$1,131,893	$1,026,685
Net cash used in investing activities			(426,670)	(3,134,643)
Net cash provided by (used in) financing activities			(667,140)	2,133,246

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include capital expenditures, debt service, customary operating expenses, quarterly distributions, and distributions to our noncontrolling interest owners. Our sources of liquidity as of September 30, 2020, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are completely dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. We have made cash distributions to our unitholders each quarter since our IPO in 2012. The Board of Directors declared a cash distribution to unitholders for the third quarter of 2020 of $0.31100 per unit, or $132.3 million in the aggregate. The cash distribution is payable on November 13, 2020, to our unitholders of record at the close of business on October 30, 2020. See Outlook within this Item 2.
In November 2020, we announced a buyback program of up to $250 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of the common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time.
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

Working capital. As of September 30, 2020, we had a $193.5 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and capital activities. Our working capital deficit was primarily due to the 5.375% Senior Notes due 2021 being classified as short-term debt on the consolidated balance sheet as of September 30, 2020. As of September 30, 2020, there was $2.0 billion available for borrowing under the RCF. See Note 10—Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2020	2019
Acquisitions	$—	$2,100,804
Capital expenditures (1)	372,262	947,266
Capital incurred (1)	251,315	826,713
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2020 and 2019, included $6.1 million and $16.1 million, respectively, of capitalized interest.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures decreased by $575.0 million for the nine months ended September 30, 2020, primarily due to decreases of (i) $267.0 million at the DJ Basin complex primarily related to the completion of Latham Trains I and II that commenced operations in November 2019 and February 2020, respectively, (ii) $135.5 million at the West Texas complex primarily related to the completion of Mentone Train II that commenced operations in March 2019, (iii) $82.4 million at the DBM oil system primarily related to the completion of the Loving ROTF Train III that commenced operations in January 2020, and (iv) $67.1 million at the DBM water systems primarily related to reduced construction of additional water-disposal facilities.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2020	2019
Net cash provided by (used in):
Operating activities	$1,131,893	$1,026,685
Investing activities	(426,670)	(3,134,643)
Financing activities	(667,140)	2,133,246
Net increase (decrease) in cash and cash equivalents	$38,083	$25,288

Operating Activities. Net cash provided by operating activities increased for the nine months ended September 30, 2020, primarily due to higher cash operating income offset partially by (i) higher interest expense, (ii) cash paid to settle interest-rate swaps, and (iii) the impact of changes in assets and liabilities, including the timing of $74.8 million of related-party cash receipts included in the September 30, 2020, Accounts receivable, net balance we received by October 7, 2020. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020, included the following:

•$372.3 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$57.1 million of additions to materials and supplies inventory;

•$19.0 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•$21.8 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the nine months ended September 30, 2019, included the following:

•$2.0 billion of cash paid for the acquisition of AMA;

•$947.3 million of capital expenditures, primarily related to construction and expansion at the DBM oil and DBM water systems and the West Texas and DJ Basin complexes;

•$108.1 million of capital contributions primarily paid to Cactus II, the TEFR Interests, Whitethorn LLC, Red Bluff Express, and White Cliffs for construction activities;

•$92.5 million of cash paid for the acquisition of our interest in Red Bluff Express; and

•$21.2 million of distributions received from equity investments in excess of cumulative earnings.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2020, included the following:

•$3.0 billion of repayments of outstanding borrowings under the Term loan facility;

•$600.0 million of repayments of outstanding borrowings under the RCF;

•$563.6 million of distributions paid to WES unitholders;

•$180.4 million to purchase and retire portions of WES Operating’s 5.375% Senior Notes due 2021, 4.000% Senior Notes due 2022, and Floating-Rate Senior Notes via open-market repurchases;

•$12.2 million of finance lease payments;

•$11.5 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$3.9 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$3.5 billion of net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020, which were used to repay the $3.0 billion outstanding borrowings under the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes;

•$220.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures; and

•$20.0 million of a one-time cash contribution from Occidental received in January 2020, pursuant to the Services Agreement, for anticipated transition costs required to establish stand-alone human resources and information technology functions.

Net cash provided by financing activities for the nine months ended September 30, 2019, included the following:

•$3.0 billion of borrowings under the Term loan facility, net of issuance costs, which were used to fund the acquisition of AMA, to repay the APCWH Note Payable, and to repay amounts outstanding under the RCF;

•$940.0 million of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures;

•$458.8 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•$11.0 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•$7.4 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•$1.0 billion of repayments of outstanding borrowings under the RCF;

•$688.2 million of distributions paid to WES unitholders;

•$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•$112.4 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019; and

•$5.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facilities. As of September 30, 2020, the carrying value of outstanding debt was $7.9 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments (described below), the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.291%, 5.173%, and 6.375%, respectively, at September 30, 2020, and 3.287%, 4.168%, and 5.362%, respectively, at June 30, 2020. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023. As of September 30, 2020, the interest rate on the Floating-Rate Senior Notes was 2.12%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month LIBOR rate) on the interest determination date plus 0.85%.

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. As a result of credit-rating downgrades received from Fitch, S&P, and Moody’s, annualized borrowing costs will increase by $34.6 million. See Outlook within this Item 2.
During the three and nine months ended September 30, 2020, WES Operating purchased and retired $29.0 million and $193.5 million, respectively, of certain of its senior notes and Floating-Rate Senior Notes via open-market repurchases. For the three and nine months ended September 30, 2020, gains of $1.7 million and $12.7 million, respectively, were recognized for the early retirement of these notes.
As of September 30, 2020, the 5.375% Senior Notes due 2021 were classified as short-term debt on the consolidated balance sheet. At September 30, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
As of September 30, 2020, there were no outstanding borrowings and $5.0 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. At September 30, 2020, the interest rate on any outstanding RCF borrowings was 1.65% and the facility-fee rate was 0.25%. At September 30, 2020, WES Operating was in compliance with all covenants under the RCF. As a result of credit-rating downgrades received from Fitch and S&P, beginning in the second quarter of 2020, the interest rate on our outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%. See Outlook within this Item 2.
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

Finance lease liabilities. WES subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $39.0 million as of September 30, 2020.

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
In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the nine months ended September 30, 2020, WES Operating made cash payments of $19.2 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Net income (loss) attributable to WES	$246,611	$121,217	$263,121	$409,471
Limited partner interests in WES Operating not held by WES (1)	5,036	2,509	5,426	97,471
General and administrative expenses (2)	95	1,697	2,683	5,907
Other income (expense), net	(2)	(8)	(6)	(71)
Interest expense	—	—	—	245
Net income (loss) attributable to WES Operating	$251,740	$125,415	$271,224	$513,023
_________________________________________________________________________________________
(1)Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating as of September 30, 2020 and 2019. Immediately prior to the Merger closing, the WES Operating IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2020	2019
WES net cash provided by operating activities	$1,131,893	$1,026,685
General and administrative expenses (1)	2,683	5,907
Non-cash equity-based compensation expense	(5,372)	(1,255)
Changes in working capital	4,774	638
Other income (expense), net	(6)	(71)
Interest expense	—	245
Debt related amortization and other items, net	—	(20)
WES Operating net cash provided by operating activities	$1,133,972	$1,032,129

WES net cash provided by (used in) financing activities	$(667,140)	$2,133,246
Distributions to WES unitholders (2)	563,579	688,193
Distributions to WES from WES Operating (3)	(565,577)	(722,282)
Increase (decrease) in outstanding checks	316	—
Registration expenses related to the issuance of WES common units	—	855
WGP RCF repayments	—	28,000
WES Operating net cash provided by (used in) financing activities	$(668,822)	$2,128,012
_________________________________________________________________________________________
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

WES Operating distributions. WES Operating distributes all of its available cash (as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days following each quarter’s end. For the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019, WES Operating distributed $283.3 million, $288.1 million, $289.7 million, and $290.3 million, respectively, to its limited partners. For each quarter ended March 31, 2020, and June 30, 2020, WES Operating distributed $143.4 million to its limited partners. For the quarter ended September 30, 2020, WES Operating will distribute $143.4 million to its limited partners. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to expansion projects, and various operating and finance leases. Refer to Note 11—Debt and Interest Expense and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to contractual obligations as of September 30, 2020.

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
For the nine months ended September 30, 2020, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
We bear a limited degree of commodity-price risk with respect to settlement of natural-gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, and for instances where actual liquids recovery or fuel usage varies from contractually stipulated amounts. Natural-gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally, reflect market-index prices. Other natural-gas volumes owed to or by us are valued at our weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the settlement timing of the imbalances. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate three times during 2019 and has decreased its target range twice in 2020. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of September 30, 2020, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at September 30, 2020. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting. Except as described below, there were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.
In October 2020, WES and WES Operating transitioned from Occidental’s Enterprise Resource Planning (“ERP”) system to a stand-alone ERP system. As a result of this implementation, certain processes and internal controls over financial reporting that were provided by Occidental under the Services Agreement have transitioned to WES. Information technology general controls and associated business process controls have been implemented by WES to address the new environment associated with the implementation of this system. There are inherent risks in implementing any new system and Management will continue to evaluate these control changes as part of its assessment of internal control over financial reporting.

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
WGR Operating, LP (“WGR”), another wholly owned subsidiary of WES, finalized negotiations and agreed to a consent decree with the State of Wyoming with respect to alleged non-compliance with LDAR requirements at its Granger, Wyoming facility. The consent decree has been filed with the Wyoming court, and WGR has timely paid a $100,000 fine to the State of Wyoming.
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds a working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. We do not believe the Springfield gathering and related agreements are eligible for rejection as a matter of law, and we have therefore filed both an objection to the proposed rejection, and an adversary proceeding for a declaratory judgment that such agreements may not be rejected.

On May 15, 2020, Gavilan Resources LLC (“Gavilan”), an entity that owns a 25% working interest in the acreage where the Springfield gathering system and Brasada processing plant are located, also filed for Chapter 11 bankruptcy protection. As a part of this bankruptcy, Mesquite Energy, Inc. (the successor to Sanchez) (“Mesquite”) purchased Gavilan’s assets at auction. Gavilan did not assume and assign its agreements with Springfield as part of its asset sale. Instead, the assets sold to Mesquite remain subject to any covenants, servitudes, or similar agreements that could be equitable servitudes or covenants running with the land, pending a further order of the bankruptcy court. As with the Sanchez agreements, we do not believe Gavilan’s agreements may be rejected or left behind and believe they should remain attached to the Gavilan assets.
We cannot make any assurances regarding the ultimate outcome of these Sanchez and Gavilan proceedings and their resulting impact on WES due to the uncertainties associated with the bankruptcy process.

On October 29, 2020, WGR, on behalf of itself and derivatively on behalf of Mont Belvieu JV, filed suit against Enterprise Products Operating, LLC (“Enterprise”) and Mont Belvieu JV (as a nominal defendant) in the District Court of Harris County, Texas. Our lawsuit seeks a declaratory judgment regarding proper revenue allocation as set forth in the Operating Agreement between Mont Belvieu JV (of which WGR is a 25% owner) and Enterprise (the “Operating Agreement”) related to fractionation trains at the Mont Belvieu complex in Chambers County, Texas. Specifically, the Operating Agreement sets forth a revenue allocation structure, whereby revenue would be allocated to the various fracs at the Mont Belvieu complex in sequential order, with Fracs VII and VIII (which are owned by Mont Belvieu JV) following Fracs I through VI, but preceding any “Later Frac Facilities.” Subsequent to the construction of Fracs VII and VIII, Enterprise built Fracs IX, X, and XI, which it wholly owns, and has signaled its intention to treat such subsequent fracs as outside the Mont Belvieu revenue allocation. We do not believe Enterprise’s attempt to bypass the agreed-to revenue allocation is proper under the parties’ agreements and now seek judicial determination. We currently sue only for declaratory judgment to avoid potential future damages. We cannot make any assurances regarding the ultimate outcome of this proceeding and its resulting impact on WGR or WES.

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

•Exposure to the credit risk of our customers, including Occidental, and any material non-payment or non-performance by these parties. To the extent any of our customers, including Occidental, is in financial distress, we are exposed to risk of non-payment for our services or for other amounts owed to us. Also, if any of our customers enter bankruptcy proceedings, then those customers may seek to renegotiate contracts with us at lower rates or altogether reject contracts. For example, on April 29, 2020, we received notice that Sanchez has elected to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. As a result of such contract breaches or bankruptcy events our Eagleford assets could be impaired and our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.

•Credit-rating downgrades negatively impact our cost of and ability to access capital. Our costs of borrowing and ability to access the capital markets are affected by, among other factors, market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In March, May, and June 2020, WES Operating’s credit ratings were downgraded below investment grade by Fitch, S&P, and Moody’s. As a result of these downgrades, financing costs under WES Operating’s RCF increased. Additionally, WES Operating currently has $3.5 billion of outstanding senior notes that provide for increased interest rates following downgrade events. For example, the March, May, and June downgrades to WES Operating’s credit ratings resulted in a $34.6 million increase to WES Operating’s annualized borrowing costs attributable to the aforementioned senior notes. Additional downgrades to WES Operating’s credit ratings will further increase its borrowing costs, and could adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.
Credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. At September 30, 2020, there were $5.0 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

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

•Our results of operations could be adversely affected by asset impairments. Commodity-price declines may require us to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their respective net book values. For example, during the nine months ended September 30, 2020, we recognized long-lived asset and other impairments of $200.6 million (see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, during the first quarter of 2020, we performed an interim goodwill impairment test that resulted in us recognizing a $441.0 million goodwill impairment for our gathering and processing reporting unit. Prolonged low commodity prices, further commodity-price declines, and changes to producers’ drilling plans in response to lower prices could result in additional long-lived asset impairments in the future. Future non-cash asset impairments could negatively affect our results of operations.

The reduction to our quarterly per-unit distribution and expenditure plans may not prove adequate to offset the potential impacts of COVID-19 and the recent decline in commodity prices to our operations, performance and liquidity, and may impede our long-term growth objectives.

On April 20, 2020, we announced a cash distribution of $0.31100 per unit for the first quarter of 2020, which represents a 50% reduction to the prior-quarter distribution, and reductions to estimated 2020 capital and operating expenditures. Our second-quarter and announced third-quarter distributions have remained at $0.31100 per unit. On August 10, 2020, we also announced a further downward revision to our estimated full-year 2020 capital expenditures. These cash-preservation measures are intended to enhance our financial strength for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will be adequate to preserve our financial health for the required duration and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment. Furthermore, any cash we preserve from delaying or abandoning capital projects will necessarily delay or eliminate future returns we hoped to generate from previously planned projects, which may meaningfully impact our ability to generate long-term revenue and cash-flow growth. Also, our decision to preserve cash by reducing our quarterly distribution to common unitholders may diminish the long-term value of our units and limit our ability, or increase the cost of, accessing future equity capital necessary to fund our business or to preserve our balance sheet.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Index

Exhibit Number			Description
#	2.	1
Contribution Agreement and Agreement and Plan of Merger, dated as of November 7, 2018, by and among Anadarko Petroleum Corporation, Anadarko E&P Onshore LLC, APC Midstream Holdings, LLC, Western Gas Equity Partners, LP, Western Gas Equity Holdings, LLC, Western Gas Partners, LP, Western Gas Holdings, LLC, Clarity Merger Sub, LLC, WGR Asset Holding Company LLC, WGR Operating, LP, Kerr-McGee Gathering LLC, Kerr-McGee Worldwide Corporation and Delaware Basin Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on November 8, 2018, File No. 001-35753).

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
Second Amended and Restated Agreement of Limited Partnership of Western Midstream Partners, LP, dated as of December 31, 2019 (incorporated by reference to Exhibit 3.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

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
Unit Redemption Agreement by and between Western Midstream Partners, LP and Anadarko Petroleum Corporation, dated as of September 11, 2020 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on September 16, 2020, File No. 001-35753).

*	31.	1
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

WESTERN MIDSTREAM PARTNERS, LP

November 9, 2020
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 9, 2020
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)