Form 10-K
period 2020-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2021-02-26
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange
Western Midstream Operating, LP	None	None	None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Western Midstream Partners, LP	Yes	☑	No	☐
Western Midstream Operating, LP	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Western Midstream Partners, LP	Yes	☐	No	☑
Western Midstream Operating, LP	Yes	☐	No	☑
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Western Midstream Partners, LP	☑
Western Midstream Operating, LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Western Midstream Partners, LP	Yes	☐	No	☑
Western Midstream Operating, LP	Yes	☐	No	☑
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2020, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$2.0 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 22, 2021:

Western Midstream Partners, LP	413,059,211
Western Midstream Operating, LP	None
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
Anadarko note receivable: The 30-year $260.0 million note established in May 2008 between WES Operating as the lender and Anadarko as the borrower. The note bore interest at a fixed annual rate of 6.50%, payable quarterly. Following the Occidental Merger, Occidental became the ultimate counterparty. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% of its interest in (and accrued interest owed under) the Anadarko note receivable to the Partnership and the remaining 2% to WGRAH, a subsidiary of Occidental, (ii) the Partnership subsequently assigned the 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of the Partnership to the Partnership, and (iii) the Partnership canceled such common units immediately upon receipt.
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
DBM: Delaware Basin Midstream, LLC.
DBM water systems: The produced-water gathering and disposal systems in West Texas.

December 2019 Agreements: Certain agreements entered into on December 31, 2019, including (i) agreements between the Partnership and certain of its subsidiaries, including WES Operating and WES Operating GP, and Occidental and/or certain of its subsidiaries, including Anadarko, and (ii) amendments to WES Operating’s debt agreements. For a description of the December 2019 Agreements, see Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Delivery point: The point where hydrocarbons are delivered by a processor or transporter to a producer, shipper, or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.
DJ Basin complex: The Platte Valley system, Wattenberg system, Lancaster plant, Latham plant, and Wattenberg processing plant.
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
Purchase Program: In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
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
Related parties: Occidental and the Partnership’s equity interests in Fort Union (until divested in October 2020, see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn LLC, Cactus II, Saddlehorn, Panola, Mi Vida, Ranch Westex, and Red Bluff Express.
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
West Texas complex: The DBM complex and DBJV and Haley systems.
WGP RCF: The senior secured revolving credit facility of Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) that matured in March 2019.
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.
Whitethorn: A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.

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
Our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and the charters of the Audit Committee and the Special Committee of our Board of Directors are available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s corporate secretary at our principal executive office. Our principal executive office is located at 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, TX 77380. Our telephone number is 832-636-1009.

BASIS OF PRESENTATION FOR ACQUIRED ASSETS AND RESULTS OF OPERATIONS

Presentation of the Partnership’s assets. Our assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating as of December 31, 2020 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental; therefore, prior asset acquisitions from Anadarko were classified as transfers of net assets between entities under common control. As such, assets acquired from Anadarko initially were recorded at Anadarko’s historic carrying value, which did not equate to the total acquisition price paid by us. Further, subsequent to asset acquisitions from Anadarko, we were required to recast our financial statements to include the activities of acquired assets from the date of common control.
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

Fort Union and Bison facilities. In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party, exercisable during the first quarter of 2021. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

ASSETS AND AREAS OF OPERATION

DJ Basin
WHITE CLIFFS PIPELINE
SADDLEHORN
FRONT RANGE PIPELINE
TEXAS EXPRESS GATHERING
TEXAS EXPRESS PIPELINE
RED BLUFF EXPRESS
WHITETHORN
PANOLA
CACTUS II
Delaware Basin
WES Assets
WES Equity Interest
WES Equity-Interest Pipeline

As of December 31, 2020, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	39	3	—	—
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2020:

Area	Asset Type	Miles of Pipeline (1)	Compression (HP) (1) (2)	Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (3)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (3)	Average Throughput for Produced-Water Assets (MBbls/d) (3)
Texas / New Mexico	Gathering, Processing, Treating, and Disposal	4,160	792,626	1,895	1,580	1,818	267	712
	Transportation	2,378	—	—	—	209	284	—
Rocky Mountains	Gathering, Processing, and Treating	7,047	609,865	3,675	194	2,163	101	—
	Transportation	3,296	—	—	—	82	60	—
North-central Pennsylvania	Gathering	146	9,660	—	—	161	—	—
Total		17,027	1,412,151	5,570	1,774	4,433	712	712
_________________________________________________________________________________________
(1)All system metrics are presented on a gross basis and include owned, rented, and leased compressors at certain facilities. Includes horsepower associated with liquid pump stations. Includes bypass capacity at the DJ Basin and West Texas complexes.
(2)Excludes compression horsepower for transportation.
(3)Includes throughput for all assets owned and ownership interests accounted for by us under the equity method of accounting. For further details see Properties below.

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues, operating income (loss), and total assets for the years ended December 31, 2020, 2019, and 2018.

STRATEGY

Our primary business objective is to create long-term value for our unitholders through continued delivery of high returns and per-unit cash distributions over time. To accomplish this objective, we intend to execute the following strategy:

•Capitalizing on organic growth opportunities. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that arise from drilling activity in our areas of operation. We continually pursue economically attractive organic business development and expansion opportunities in existing or new areas of operation that allow us to leverage our infrastructure, operating expertise, and customer relationships to meet new or increased demand of our services.

•Controlling our operating, capital, and administrative costs. The establishment of WES as a stand-alone midstream business has generated efficiencies between our commercial, engineering, and operations teams, and we continue to optimize and maximize the operability of our existing assets to realize cost and capital savings. We expect to continue to drive operational efficiencies and sustainable cost savings throughout the organization.

•Optimizing the return of cash to stakeholders. We intend to operate our assets and make strategic capital decisions that optimize our leverage levels consistent with investment-grade credits in our sector while returning additional excess cash flow to stakeholders that enhances overall return.

•Managing commodity-price exposure. We intend to continue limiting our direct exposure to commodity-price changes and promote cash-flow stability by pursuing fee-based contract structures designed to mitigate direct exposure to commodity prices.

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•Substantial presence in basins with historically strong producer economics. Certain of our systems are in areas, such as the Delaware and DJ Basins, which historically have seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. Our assets in these areas are capable of servicing hydrocarbon production that contains natural gas, crude oil, condensate, and NGLs. Our systems in the Delaware Basin also include significant produced-water takeaway capacity, which makes us a uniquely positioned, full-service midstream provider in the basin.

•Well-positioned and well-maintained assets. We believe that our large-scale asset portfolio, located in geographically diverse areas of operation, provides us with opportunities to expand and attract additional volumes to our systems from multiple productive reservoirs. Moreover, our portfolio consists of high-quality, well-maintained assets for which we have implemented modern processing, treating, measurement, and operating technologies.

•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility, as 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts for the year ended December 31, 2020. In addition, we mitigate volumetric risk by entering into contracts with cost-of-service structures and/or minimum-volume commitments. For the year ended December 31, 2020, 79% of our natural-gas throughput, 85% of our crude-oil and NGLs throughput, and 100% of our produced-water throughput were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital market cycles. As of December 31, 2020, there was $2.0 billion in available borrowing capacity under the RCF.

•Affiliation with Occidental. We continue to optimize our assets by sizing and planning growth initiatives in a manner that highlights the strength of our asset portfolio vis a vis Occidental’s upstream development plans. Our relationship with Occidental enables us to pursue more capital-efficient projects that enhance the overall value of our business. See WES and WES Operating’s Relationship with Occidental Petroleum Corporation below.

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

WES AND WES OPERATING’S RELATIONSHIP WITH OCCIDENTAL PETROLEUM CORPORATION

The officers of our general partner manage our operations and activities under the direction and supervision of the Board of Directors of our general partner, which is a wholly owned subsidiary of Occidental. Occidental is among the largest independent oil and gas exploration and production companies in the world. Occidental’s upstream oil and gas business explores for, develops, and produces crude oil and condensate, NGLs, and natural gas.
As of December 31, 2020, Occidental held (i) 214,281,578 of our common units, representing a 50.7% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.1% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”), which is reflected as a noncontrolling interest within the consolidated financial statements.
For the year ended December 31, 2020, 66% of Total revenues and other, 41% of our throughput for natural-gas assets (excluding equity-investment throughput), 88% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications and/or minimum-volume commitments under certain of our contracts.
Historically, we sold a significant amount of our natural gas and NGLs to AESC, Occidental’s marketing affiliate. In addition, we purchased natural gas from AESC pursuant to purchase agreements. While we still have some marketing arrangements with affiliates of Occidental, we began marketing and selling substantially all of our natural gas and NGLs directly to third parties beginning on January 1, 2021.
Pursuant to the Services Agreement entered into as part of the December 2019 Agreements, Occidental (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP paid a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees and (ii) continues to provide certain administrative and operational services to us for up to a two-year transition period. In late March 2020, seconded employees’ employment was transferred to the Partnership.
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

•Gathering. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads or production facilities in the area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing, if necessary. A large gathering system may involve thousands of miles of gathering lines connected to thousands of wells. Gathering systems are typically designed to be highly flexible to allow gathering of natural gas at different pressures and scalable to allow gathering of additional production without significant incremental capital expenditures.

•Stabilization. Stabilization is a process that separates the heavier hydrocarbons (which are also valuable commodities) that are sometimes found in natural gas, typically referred to as “liquids-rich” natural gas, from the lighter components by using a distillation process, adding heat, or by reducing the pressure and allowing the more volatile components to flash from the liquid phase to the gas phase.

•Compression. Natural-gas compression is a mechanical process in which a volume of natural gas at a given pressure is compressed to a desired higher pressure, which allows the natural gas to be gathered more efficiently and delivered into a higher-pressure system, processing plant, or pipeline. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver natural gas into a higher pressure system. Since wells produce at progressively lower field pressures as they deplete, field compression is needed to maintain throughput across the gathering system.

•Treating and dehydration. To the extent that gathered natural gas contains water vapor or contaminants, such as carbon dioxide or sulfur compounds, it is dehydrated to remove the saturated water and treated to separate the carbon dioxide or sulfur compounds from the gas stream.

•Processing. The principal components of natural gas are methane and ethane, but often the natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and carbon dioxide, sulfur compounds, nitrogen, or helium. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in molecular weight, boiling point, vapor pressure, and other physical characteristics.

•Fractionation. Fractionation is the process of applying various levels of higher pressure and lower temperature to separate a stream of NGLs into ethane, propane, normal butane, isobutane, and natural gasoline for end-use sale.

•Storage, transportation, and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas and NGL components are stored, transported, and marketed to end-use markets. Each pipeline system typically has storage capacity located throughout the pipeline network or at major market centers to better accommodate seasonal demand and daily supply-demand shifts. We do not currently offer storage services.

Crude-Oil Midstream Services

Midstream companies provide services with respect to crude oil that are generally classified into the categories described below.

•Gathering. Crude-oil gathering assets provide the link between crude-oil production gathered at the well site or nearby collection points and crude-oil terminals, storage facilities, long-haul crude-oil pipelines, and refineries. Crude-oil gathering assets generally consist of a network of small-diameter pipelines that are connected directly to the well site or central receipt points and deliver into large-diameter trunk lines. To the extent there are not enough volumes to justify construction of or connection to a pipeline system, crude oil can also be trucked from a well site to a central collection point.

•Stabilization. Crude-oil stabilization assets process crude oil to meet downstream vapor pressure specifications. Crude-oil delivery points, including crude-oil terminals, storage facilities, long-haul crude-oil pipelines, and refineries, often have specific requirements for vapor pressure and temperature, and for the amount of sediment and water that can be contained in any crude oil delivered to them.

Produced-Water Midstream Services

Midstream companies provide services with respect to produced water that are generally classified into the categories described below.

•Gathering. Produced water often accounts for the largest byproduct stream associated with the onshore production of crude oil and natural gas. Produced-water gathering assets provide the link between well sites or nearby collection points and disposal facilities.

•Disposal. As a natural byproduct of crude-oil and natural-gas production, produced water must be recycled or disposed of to maintain production. Produced-water disposal systems remove hydrocarbon products and other sediments from the produced water and re-inject the produced water utilizing permitted disposal wells in compliance with applicable regulations.

Contractual Arrangements

Midstream services, other than transportation, are usually provided under contractual arrangements that vary in terms of exposure to commodity-price risk. Three typical contract types, or combinations thereof, include the following:

•Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of (i) natural gas, NGLs, or crude-oil gathered, treated, processed, and/or transported, or (ii) produced water gathered and disposed of, at its facilities. As a result, the per-unit price received by the service provider does not vary with commodity-price changes, thereby minimizing the service provider’s direct commodity-price risk exposure.

•Percent-of-proceeds, percent-of-value, or percent-of-liquids. Percent-of-proceeds, percent-of-value, or percent-of-liquids arrangements may be used for gathering and processing services. Under these arrangements, the service provider typically remits to the producers either a percentage of the proceeds from the sale of residue gas and/or NGLs or a percentage of the actual residue gas and/or NGLs at the tailgate. These types of arrangements expose the service provider to commodity-price risk, as the revenues from the contracts directly correlate with the fluctuating price of natural gas and/or NGLs.

•Keep-whole. Keep-whole arrangements may be used for processing services. Under these arrangements, a customer provides liquids-rich gas volumes to the service provider for processing. The service provider is obligated to return the equivalent gas volumes to the customer subsequent to processing. Due to the use and loss of volumes in processing, the service provider must purchase additional volumes to compensate the customer. In these arrangements, the service provider receives all or a portion of the NGLs produced in consideration for the service provided. These types of arrangements expose the service provider to commodity-price exposure associated with the cost of purchased keep-whole volumes and the sales value of the retained NGLs.

See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding recognition of revenue under our contracts.

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2020.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compressors / Pumps (2)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing, & Treating	14	1,370	44	336	538,390	3	1,802
West Texas	DBM oil system (5)	Gathering & Treating	16	—	256	66	13,473	1	642
West Texas	DBM water systems	Gathering & Disposal	—	—	1,020	109	46,000	5	782
West Texas	Mi Vida (6)	Processing	1	200	—	4	20,000	—	—
West Texas	Ranch Westex (7)	Processing	2	125	—	2	10,090	—	12
East Texas	Mont Belvieu JV (8)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	200	15	14	30,450	1	58
South Texas	Springfield system (9)	Gathering and Treating	3	—	75	80	134,223	2	864
Total			41	1,895	1,580	611	792,626	12	4,160
_________________________________________________________________________________________
(1)Includes 70 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes owned, rented, and leased compressors and compression horsepower.
(3)Includes 19 miles of transportation related to the Ramsey Residue Lines (regulated by FERC) at the West Texas complex and 15 miles of transportation related to a crude-oil pipeline at the DBM oil system.
(4)The West Texas complex includes the DBM complex and DBJV and Haley systems. Excludes 2,000 gpm of amine-treating capacity.
(5)The DBM oil system includes three central production facilities and two ROTFs.
(6)We own a 50% interest in Mi Vida, which owns a processing plant operated by a third party.
(7)We own a 50% interest in Ranch Westex, which owns a processing plant operated by a third party.
(8)We own a 25% interest in the Mont Belvieu JV, which owns two NGLs fractionation trains. A third party serves as the operator.
(9)We own a 50.1% interest in the Springfield system and serve as the operator.

West Texas and New Mexico

West Texas gathering, processing, and treating complex

•Customers. For the year ended December 31, 2020, Occidental’s production represented 47% of the West Texas complex throughput, and the largest third-party customer provided 10% of the throughput.

•Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring, Wolfcamp, and Penn formations in the Delaware Basin portion of the Permian Basin.

•Delivery points. Avalon, Bone Spring, and Wolfcamp gas is dehydrated, compressed, and delivered to the Ranch Westex and Mi Vida plants (see below) and within the West Texas complex for processing, while lean gas is delivered into Enterprise GC, L.P.’s pipeline for ultimate delivery into ET’s Oasis pipeline (the “Oasis pipeline”). Residue gas from the West Texas complex is delivered to the Red Bluff Express pipeline and the Ramsey Residue Lines, which extend from the complex to the south and to the north, with both lines connecting with Kinder Morgan, Inc.’s interstate pipeline system. NGLs production is delivered into the Sand Hills pipeline, Lone Star NGL LLC’s pipeline (“Lone Star pipeline”), and EPIC Y-Grade Pipeline, LP’s NGL pipeline.

DBM oil-gathering system, treating facilities, and storage

•Customers. As of December 31, 2020, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2020, Occidental’s production represented 96% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water disposal systems

•Customers. As of December 31, 2020, DBM water systems throughput was from Occidental and numerous third-party producers. Occidental’s production represented 87% of the throughput for the year ended December 31, 2020.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Loving, Reeves, and Ward Counties in Texas.

Mi Vida processing plant

•Customers. As of December 31, 2020, Mi Vida plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern Pipeline Company LLC’s pipeline (“Transwestern pipeline”). NGLs production is delivered to the Lone Star pipeline.

Ranch Westex processing plant

•Customers. As of December 31, 2020, Ranch Westex plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Ranch Westex plant receives volumes from the West Texas complex and Crestwood Equity Partners LP’s gathering system. Residue gas from the Ranch Westex plant is delivered to the Oasis pipeline or Transwestern pipeline, and NGLs production is delivered to the Lone Star pipeline.

East Texas

Grimes
San
Jacinto
Montgomery
Hardin
Liberty
Jefferson
Mont Belvieu JV
(25% Interest)
Waller
Harris
TEXAS
Austin
Chambers
Processing/Treating
Fort Bend
Brazoria
Galveston
Wharton

Mont Belvieu JV fractionation trains

•Customers. The Mont Belvieu JV does not contract with customers directly but is allocated volumes from Enterprise based on the available capacity of the other trains at Enterprise’s NGLs fractionation complex in Mont Belvieu, Texas.

•Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines, including the Seminole pipeline, Skelly-Belvieu Pipeline Company, LLC’s pipeline, TEP, and Panola pipeline (see Transportation within these Items 1 and 2). Individual NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminals.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
TEXAS
Karnes
Bee
Brasada
Dimmit
La Salle
McMullen
Live Oak
Springfield
Webb
Duval
Jim Wells
Gas-Gathering System
Oil-Gathering System
Processing/Treating

Brasada gathering, stabilization, treating, and processing complex

•Customers. Brasada complex throughput was from one third-party customer as of December 31, 2020.

•Supply. Supply of gas and NGLs is sourced from throughput gathered by the Springfield system.

•Delivery points. The facility delivers residue gas to the Eagle Ford Midstream system operated by NET Midstream, LLC. Stabilized condensate is delivered to Plains All American Pipeline, and NGLs are delivered to the Enterprise-operated South Texas NGL Pipeline System.

Springfield gathering system, stabilization facility, and storage

•Customers. Springfield system throughput was from numerous third-party customers as of December 31, 2020.

•Supply. Supply of gas and oil is sourced from third-party production in the Eagle Ford Shale Play.

•Delivery points. The gas-gathering system delivers rich gas to our Brasada complex, the Raptor processing plant owned by Carnero G&P LLC and operated by Targa Resources Corp., Sanchez Midstream Partners LP, and to processing plants operated by ET. The oil-gathering system has delivery points to Plains All American Pipeline, Kinder Morgan, Inc.’s Double Eagle Pipeline, Hilcorp Energy Company’s Harvest Pipeline, and NuStar Energy L.P.’s Pipeline.

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	15	1,730	39	153	379,702	2	3,185
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	21	6,095	1	433
Utah	Chipeta (4)	Processing	3	790	—	15	77,784	—	18
Total			24	2,520	194	189	463,581	3	3,636
_________________________________________________________________________________________
(1)Includes 160 MMcf/d of bypass capacity at the DJ Basin complex.
(2)Includes 12 miles of transportation related to a crude-oil pipeline at the DJ Basin oil system.
(3)The DJ Basin complex includes the Platte Valley, Fort Lupton, Hambert JT (currently inactive), Wattenberg, Lancaster Trains I and II, and Latham Trains I and II processing plants, and the Wattenberg gathering system. Excludes 3,220 gpm of amine-treating capacity.
(4)We are the managing member of and own a 75% interest in Chipeta, which owns the Chipeta processing complex.

Colorado

COLORADO
Larimer
Weld
Boulder
Adams
Jefferson
DJ Basin Complex
DJ Basin Oil System
Transportation Pipelines
Oil-Gathering System
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2020, Occidental’s production represented 65% of the DJ Basin complex throughput, and the two largest third-party customers provided 19% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2020, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionator at the Platte Valley plant and associated truck-loading facility provides access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2020, all of the DJ Basin oil system throughput was from Occidental’s production.

•Supply. The DJ Basin oil system, which is supplied primarily by the Wattenberg field, gathers high-vapor-pressure crude oil and delivers it to the COSF. The COSF includes two 250,000 barrel crude-oil storage tanks and connectivity to local storage owned by Energy Transfer LP (“ET”).

•Delivery points. The COSF has market access to the White Cliffs pipeline, Saddlehorn pipeline, Tallgrass Energy’s Pony Express pipeline and rail-loading facilities in Tampa, Colorado, and local markets.

Utah

Daggett
Summit
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio
Blanco
UTAH
Utah
Carbon
Emery
Grand
Processing/Treating

Chipeta processing complex

•Customers. For the year ended December 31, 2020, Occidental’s production represented 47% of the Chipeta complex throughput and the two largest third-party customers provided 45% of the throughput.

•Supply. The Chipeta complex is well positioned to access third-party production in the Uinta Basin. Chipeta’s inlet is connected to Caerus Oil and Gas LLC’s Greater Natural Buttes gathering system, the Dominion Energy Questar Pipeline, LLC system (“Questar pipeline”), and Three Rivers Gathering, LLC’s system, which is owned by MPLX LP (“MPLX”).

•Delivery points. The Chipeta plant delivers NGLs via the GNB NGL pipeline to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL pipeline”), which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas, and ultimately to the NGLs fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the following pipelines that deliver residue gas to markets throughout the Rockies and Western United States:

◦CIG pipeline;
◦Questar pipeline; and
◦Wyoming Interstate Company’s pipeline (“WIC pipeline”).

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison (1)	Treating	3	450	2	3,550	—	—
Northeast Wyoming	Hilight	Gathering & Processing	2	60	32	40,361	1	1,215
Southwest Wyoming	Granger complex (2)	Gathering & Processing	4	520	35	44,940	1	783
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	1	125	26	49,948	1	1,127
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	5	7,485	1	286
Total			10	1,155	100	146,284	4	3,411
_________________________________________________________________________________________
(1)See the Basis of Presentation for Acquired Assets and Results of Operations section within these Items 1 and 2.
(2)The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.
(3)The Red Desert complex includes the Red Desert cryogenic processing plant, which currently is inactive, and the Patrick Draw cryogenic processing plant.
(4)We have a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Sheridan
Park
Big Horn
Bison
Campbell
Crook
Johnson
Washakie
Hot Springs
Teton
Weston
Natrona
WYOMING
Hilight
Niobrara
Converse
Sublette
Rendezvous
(22% Interest)
Lincoln
Red Desert
Platte
Goshen
Carbon
Albany
Sweetwater
Uinta
Granger
Gathering System
Processing/Treating

Northeast Wyoming

Bison treating facility

•Customers. Bison treating facility throughput was from one third-party customer as of December 31, 2020. See the Basis of Presentation for Acquired Assets and Results of Operations section within these Items 1 and 2.

•Supply and delivery points. The Bison treating facility treats and compresses gas from coal-bed methane wells in the Powder River Basin of Wyoming. The Bison treating facility is directly connected to Fort Union’s pipeline and the Bison Pipeline operated by TransCanada Corporation.

Hilight gathering system and processing plant

•Customers. As of December 31, 2020, gas gathered and processed at the Hilight system was from third-party customers. The two largest third-party producers provided 59% of the system throughput for the year ended December 31, 2020.

•Supply. The Hilight system serves the gas-gathering needs of several conventional producing fields in Johnson, Campbell, Natrona, and Converse Counties, Wyoming.

•Delivery points. The Hilight plant delivers residue gas to our MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGLs pipeline, resulting in all fractionated NGLs being sold locally through truck and rail loading facilities.

Southwest Wyoming

Granger gathering and processing complex

•Customers. As of December 31, 2020, Granger complex throughput was from third-party customers, with the three largest third-party customers providing 81% of the Granger complex throughput for the year ended December 31, 2020.

•Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields.

•Delivery points. Residue gas from the Granger complex can be delivered to the following major pipelines:
◦CIG pipeline;
◦Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with MPLX’s Rendezvous pipeline (“Rendezvous pipeline”);
◦Questar pipeline;
◦Dominion Energy Overthrust Pipeline;
◦The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);
◦our OTTCO pipeline; and
◦our Mountain Gas Transportation LLC pipeline.

The NGLs have market access to the MAPL pipeline, which terminates at Mont Belvieu, Texas, and other local markets.

Red Desert gathering and processing complex

•Customers. For the year ended December 31, 2020, 66% of the Red Desert complex throughput was from the three largest third-party customers.

•Supply. The Red Desert complex gathers, compresses, treats, and processes natural gas and fractionates NGLs produced from the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

•Delivery points. Residue from the Red Desert complex is delivered to the CIG and WIC pipelines, while NGLs are delivered to the MAPL pipeline and to truck- and rail-loading facilities.

Rendezvous gathering system

•Customers. As of December 31, 2020, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to our Granger plant and MPLX’s Blacks Fork gas-processing plant, which connects to the Questar pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

Overview - North-central Pennsylvania

Location	Asset	Type	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	7	9,660	3	146
_________________________________________________________________________________________
(1)We own a 33.75% interest in the Marcellus Interest gathering systems.

Steuben
Chemung
Tioga
NEW YORK
Broome
Susquehanna
Bradford
PENNSYLVANIA
Tioga
Potter
Wyoming
Lackawanna
Sullivan
Clinton
Lycoming
Marcellus
(33.75% Interest)
Luzerne
Monroe
Columbia
Montour
Union
Centre
Carbon
Snyder
Northumberland
Schuylkill
Huffin
Huntingdon
Juaniata
Perry
Dauphin
Berks
Gathering System

Marcellus gathering systems

•Customers. As of December 31, 2020, the Marcellus Interest gathering systems had two priority shippers. The largest producer provided 80% of the throughput for the year ended December 31, 2020. Capacity not used by priority shippers is available to third parties as determined by the operating partner, Alta Resources Development, LLC.

•Supply and delivery points. The Marcellus Interest gathering systems are well-positioned to serve dry-gas production from the Marcellus shale. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

TRANSPORTATION

MIGC
South Dakota
Minnesota
Wyoming
OTTCO
Saddlehorn
(20% Interest)
Iowa
Nebraska
Wamsutter
Utah
GNB Pipeline
Colorado
White Cliffs Pipeline
(10% Interest)
Kansas
Front Range Pipeline
(33.3% Interest)
Oklahoma
New Mexico
Texas Express Gathering
(20% Interest)
Arizona
Texas Express Pipeline
(20% Interest)
Panola
(15% Interest)
Red Bluff Express
(30% Interest)
Texas
Natural Gas
Crude Oil
NGLs
Cactus II
(15% Interest)
Whitethorn
(20% Interest)

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	2,108
Wyoming, Colorado, Kansas, Oklahoma	Saddlehorn (1) (2)	Oil	20.00%	600
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	243
Southwest Wyoming	OTTCO	Gas	100.00%	233
Southwest Wyoming	Wamsutter	Oil	100.00%	79
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	447
Texas, Oklahoma	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	594
Texas	Whitethorn LLC (2)	Oil	20.00%	416
Texas	Panola (1) (2)	NGLs	15.00%	249
Texas	Cactus II (1) (2)	Oil	15.00%	454
Texas	Red Bluff Express (1) (2)	Gas	30.00%	80
Total				5,674
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline

•Customers. The White Cliffs pipeline had multiple committed shippers, including Occidental, as of December 31, 2020. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual-pipeline system provides crude-oil and NGL takeaway capacity of approximately 190 MBbls/d from Platteville, Colorado, to Cushing, Oklahoma.

•Supply. The White Cliffs pipeline is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

•Delivery points. The White Cliffs pipeline delivery point is ET’s storage facility in Cushing, Oklahoma, a major crude-oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries.

Saddlehorn pipeline

•Customers. The Saddlehorn pipeline had multiple committed shippers, including Occidental, as of December 31, 2020. Other parties may also ship on the Saddlehorn pipeline at FERC-based rates.

•Supply. The Saddlehorn pipeline has multiple origin points including: Cheyenne, Wyoming; Ft. Laramie, Wyoming; Carr, Colorado; and Platteville, Colorado. Saddlehorn is supplied by the DJ Basin and basins that connect to a Wyoming access point.

•Delivery points. The Saddlehorn pipeline delivers crude oil and condensate to storage facilities in Cushing, Oklahoma.

Rocky Mountains - Utah

GNB NGL pipeline

•Customers. There were two primary shippers on the GNB NGL pipeline as of December 31, 2020. The GNB NGL pipeline provides capacity at the posted FERC-based rates.

•Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas-processing facility and MPLX’s Stagecoach/Iron Horse gas-processing complex.

•Delivery points. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Wyoming

MIGC transportation system

•Customers. Occidental was the largest firm shipper on the MIGC system, with 39% of the throughput for the year ended December 31, 2020. The remaining throughput on the MIGC system was from numerous third-party shippers. MIGC is certificated for 175 MMcf/d of firm-transportation capacity. All parties on the MIGC system ship pursuant to a tariff on file with FERC.

•Supply. MIGC receives gas from the Hilight system, Evolution Midstream’s Jewell plant, various coal-bed methane gathering systems in the Powder River Basin, and from WBI Energy Transmission, Inc.

•Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to the following interstate pipelines:

◦CIG pipeline;
◦TIGT pipeline; and
◦WIC pipeline.

Volumes can also be delivered to Cheyenne Light Fuel & Power and several industrial users.

OTTCO transportation system

•Customers. For the year ended December 31, 2020, throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contracts that contain minimum-volume commitments and volumetric fees paid by shippers under firm and interruptible gas-transportation agreements.

•Supply and delivery points. Supply points to the OTTCO transportation system include approximately 25 active wellheads, the Granger complex, and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale Anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities, and an inactive interconnection with the Kern River pipeline.

Wamsutter pipeline

•Customers. For the year ended December 31, 2020, 94% of the Wamsutter pipeline throughput was from one third-party shipper, with the remaining throughput from Occidental. Revenues on the Wamsutter pipeline are generated from tariff-based rates regulated by the Wyoming Public Service Commission.

•Supply and delivery points. The Wamsutter pipeline has active receipt points in Sweetwater County, Wyoming, and delivers crude oil to MPLX LP’s SLC Core Pipeline System.

Texas

TEFR Interests

•Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2020, FRP had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate. In 2018, we elected to participate in the expansion of FRP, which was completed during the second quarter of 2020. The expansion of FRP increased its capacity by 100 MBbls/d, to a total capacity of approximately 250 MBbls/d.

•Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas, the Texas panhandle, and West Oklahoma with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2020.

•Texas Express Pipeline. TEP delivers to NGLs fractionation and storage facilities in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines including FRP, the MAPL pipeline, and TEG. As of December 31, 2020, TEP had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates. An expansion of TEP was completed in the second quarter of 2020 that increased capacity by 90 MBbls/d, to a total capacity of approximately 366 MBbls/d.

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

Panola pipeline

    Supply and delivery points. The Panola pipeline transports NGLs from Panola County, Texas, to Mont Belvieu, Texas. As of December 31, 2020, the Panola pipeline had multiple committed shippers. The Panola pipeline provides capacity to other shippers at the posted FERC-based rates.

Cactus II pipeline

•Customers. As of December 31, 2020, the Cactus II pipeline had multiple committed shippers, including Occidental. The Cactus II pipeline also provides capacity to other shippers at the posted FERC-based rates.

•Supply. The Cactus II pipeline is supplied by production from McCamey, Texas, and leases capacity on Plains All American Pipeline, L.P.’s intra-Delaware Basin pipelines to allow for origin points in Orla, Wink, Midland, and Crane, Texas.

•Delivery points. The Cactus II pipeline transports crude oil from West Texas to the Corpus Christi, Texas, area. Primary delivery points in Corpus Christi include the Plains All American Pipeline; Nustar Energy, L.P.; Moda Ingleside Energy Center; and Buckeye Partners, L.P.’s export terminals.

Red Bluff Express pipeline

•Customers. As of December 31, 2020, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The Red Bluff Express pipeline also provides capacity to other shippers at the posted FERC-based rates. In December 2020, we entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline.

•Supply and delivery points. The Red Bluff Express pipeline is supplied by production from our DBM complex and other third-party plants. The Red Bluff Express pipeline transports natural gas from Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas.

COMPETITION

    The midstream services business is extremely competitive, and our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition primarily is based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures, and fuel efficiencies. Competition levels vary in our geographic areas of operation and is greatest in areas experiencing heightened producer activity and during periods of high commodity prices. Notwithstanding, Occidental and third-party producers provide certain dedications and/or minimum-volume commitments in our significant areas of operation. We believe that our assets located outside of dedicated areas, whether in or out of the aforementioned significant areas of operation, are geographically well-positioned to retain and attract both Occidental and third-party volumes.
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

REGULATION OF OPERATIONS

Pipeline Safety and Maintenance
Many of the pipelines we use to gather and transport oil, natural gas, and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the U.S. Department of Transportation, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs and oil. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement, and management of natural-gas, crude-oil, NGLs, and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum operating pressures (“MOP”), pipeline patrols and leak surveys, minimum depth requirements, emergency procedures, and other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity-management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. Past operation of our pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, the possibility of new or amended laws and regulations or reinterpretation of PHMSA enforcement practices or other guidance with respect thereto exists, and future compliance with the NGPSA, HLPSA, and new or amended PHMSA regulations could result in increased costs that could have a material adverse effect on our results of operations or financial position.
For example, in October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on (i) the safety of gas-transmission pipelines (i.e., the first of the three parts of the Mega Rule), (ii) the safety of hazardous liquid pipelines, and (iii) enhanced emergency-order procedures. The gas-transmission rule requires operators of gas-transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the MOP. In addition, the rule updates reporting and records-retention standards for gas-transmission pipelines. This rule took effect on July 1, 2020. PHMSA is expected to issue the second part of the Mega Rule focusing on repair criteria in HCAs and creating new repair criteria for non-HCAs, requirements for inspecting pipelines following extreme events, updates to pipeline-corrosion control requirements, and various other integrity-management requirements. PHMSA is subsequently expected to issue the final part of the gas Mega Rule, the Gas Gathering Rule, focusing on requirements relating to gas-gathering lines in low-population-density areas.
The safety of hazardous liquid pipelines rule (submitted by PHMSA in October 2019) extended leak-detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule also took effect on July 1, 2020. Finally, the enhanced emergency-order procedures rule focuses on increased emergency-safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. Unlike the other two rules submitted in October 2019, this rule took effect on December 2, 2019.
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
See risk factor, “Federal and state legislative and regulatory initiatives relating to pipeline safety and integrity management that require the performance of ongoing assessments and implementation of preventive measures, the use of new or more-stringent safety controls or result in more-stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays, and costs of operation” under Part I, Item 1A of this Form 10-K for further discussion on pipeline safety standards.

Interstate Natural-Gas Pipeline Regulation
Regulation of pipeline-transportation services may affect certain aspects of our business and the market for our products and services. The operations of our MIGC pipeline and the Ramsey Residue Lines are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural-gas companies that provide natural-gas pipeline-transportation services in interstate commerce. Federal regulation extends to such matters as the following:
•rates, services, and terms and conditions of service;
•types of services that may be offered to customers;
•certification and construction of new facilities;
•acquisition, extension, disposition, or abandonment of facilities;
•maintenance of accounts and records;
•internet posting requirements for available capacity, discounts, and other matters;
•pipeline segmentation to allow multiple simultaneous shipments under the same contract;
•capacity release to create a secondary market for transportation services;
•relationships between affiliated companies involved in certain aspects of the natural-gas business;
•initiation and discontinuation of services;
•market manipulation in connection with interstate sales, purchases, or transportation of natural gas and NGLs; and
•participation by interstate pipelines in cash management arrangements.

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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum-products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. On March 15, 2018, as clarified on July 18, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost of service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act of 2017. FERC also issued the Revised Policy on Treatment of Income Taxes (“Revised Policy Statement”), stating that it will no longer permit MLPs to recover an income tax allowance in their cost of service rates. FERC has noted that to the extent an entity does not include an income tax allowance in their cost of service rates, such entity may elect to also exclude the accumulated deferred income tax balance from the rate calculation. FERC's Revised Policy Statement may result in an adverse impact on revenues associated with the cost of service rates of our FERC-regulated interstate pipelines.

Interstate natural-gas pipelines regulated by FERC also are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural-gas pipelines may interact with their marketing affiliates (unless FERC has granted a waiver of such standards). FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes. FERC’s market manipulation regulations make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to engage in fraudulent conduct. The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. FERC and CFTC have authority to impose civil penalties for violations of these statutes and regulations, potentially in excess of $1.0 million per day per violation. Should we fail to comply with all applicable statutes, rules, regulations, and orders administered by FERC and CFTC, we could be subject to substantial penalties and fines.
Interstate Liquids-Pipeline Regulation
Regulation of interstate liquids-pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL pipeline provides interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. We also own interests in FRP, TEP, Saddlehorn, Panola, Cactus II, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier. FERC regulation requires that interstate liquid-pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs pipelines are currently regulated by FERC, primarily through an annual indexing methodology, under which pipelines increase or decrease rates in accordance with an index adjustment specified by FERC. For the five-year period beginning July 2, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This index adjustment is subject to review every five years, and in December 2020, FERC issued an order establishing an index level of PPI-FG plus 0.78% for a five-year period beginning July 1, 2021. Under FERC’s regulations, an NGLs pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. White Cliffs has a pending request before FERC for authorization to charge market-based rates. On September 12, 2019, the Administrative Law Judge presiding over the case issued an Initial Decision that determined White Cliffs lacks market power and therefore would be permitted to charge market-based rates. On November 19, 2020, FERC issued an order affirming the initial decision findings that White Cliffs lacks market power and is granted market-based rate authority.
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
As discussed above, the CFTC holds authority to monitor certain segments of the physical and futures energy commodities market. The Federal Trade Commission (the “FTC”) has authority to monitor petroleum markets in order to prevent market manipulation. The CFTC and FTC have authority to impose civil penalties for violations of these statutes and regulations, potentially in excess of $1.0 million per day per violation. Should we fail to comply with all applicable statutes, rules, regulations, and orders administered by the CFTC and FTC, we could be subject to substantial penalties and fines.

Natural-Gas Gathering Pipeline Regulation
Regulation of gas-gathering pipeline services may affect certain aspects of our business and the market for our products and services. Natural-gas gathering facilities are exempt from the jurisdiction of FERC. We believe that our gas-gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of our gas pipelines other than MIGC and the Ramsey Residue Lines. However, the distinction between FERC-regulated gas-transmission services and federally unregulated gathering services has been the subject of substantial litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts, or Congress. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. Our natural-gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural-gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
We own an interest in Red Bluff Express, which offers natural-gas transportation services under Section 311 of the Natural Gas Policy Act of 1978. Such pipelines are required to meet certain quarterly reporting requirements, providing detailed transaction information that could be made public. Such pipelines also will be subject to periodic rate review by FERC. In addition, FERC’s anti-manipulation, market-oversight, and market-transparency regulations may extend to intrastate natural-gas pipelines, although they may otherwise be non-jurisdictional, and FERC’s civil penalty authority, described above, would apply to violations of these rules.
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

ENVIRONMENTAL MATTERS AND OCCUPATIONAL HEALTH AND SAFETY REGULATIONS

Our business operations are subject to numerous federal, regional, state, tribal, and local environmental and occupational health and safety laws and regulations. The more significant of these existing environmental laws and regulations include the following legal standards that exist currently in the United States, as amended from time to time:
•the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements, and that the U.S. Environmental Protection Agency (the “EPA”) has relied on as the authority for adopting climate-change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
•the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Oil Pollution Act of 1990, which subjects, among others, owners and operators of onshore facilities and pipelines to liability for removal costs and damages arising from an oil spill in waters of the United States;
•regulations imposed by the Bureau of Land Management (the “BLM”) and the Bureau of Indian Affairs, agencies under the authority of the U.S. Department of the Interior, which govern and restrict aspects of oil and natural-gas operations on federal and Native American lands, including the imposition of liabilities for pollution damages and pollution clean-up costs resulting from such operations;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
•the Safe Drinking Water Act, which regulates the quality of the nation’s public drinking water through adoption of drinking-water standards and control over the injection of waste fluids into non-producing geologic formations that may adversely affect drinking water sources;
•the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety-hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;
•the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potentially harmful effects of these substances, and appropriate control measures;
•the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;
•the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and
•U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness.

Additionally, regional, state, tribal, and local jurisdictions exist in the United States where we operate that also have, or are developing or considering developing, similar environmental laws and regulations governing many of these same types of activities. While the legal requirements imposed under state law may be similar in form to federal laws and regulations, in some cases, the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development, or expansion of a project or substantially increase the cost of doing business. These federal and state environmental laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts and oil and natural-gas development in close proximity to specific occupied structures and/or certain environmentally sensitive or recreational areas, are expected to continue to have a considerable impact on our operations.
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
Uncertainty about the future course of regulation exists because of the recent change in U.S. presidential administrations. In January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working

Group on the Social Cost of Greenhouse Gases (the “Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide,” and “social cost of methane.” Recommendations from the Working Group are due beginning June 1, 2021, and final recommendations no later than January 2022. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas. Also in January 2021, the administration issued an executive order focused on addressing climate change. Among other things, the climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directs the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending.
The following are examples of proposed and/or final regulations or other regulatory initiatives that could have a potentially material impact on us:

•Ground-Level Ozone Standards. In 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion under the primary standard to 70 parts per billion under the secondary standard to provide requisite protection of public health and welfare. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable,” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, as noted above, the January 2021 executive order directed federal agencies to review and take action to address any federal regulations or similar agency actions during the prior administration that may be inconsistent with the current administration’s stated priorities. The EPA was specifically ordered to, among other things, propose a Federal Implementation Plan for ozone standards for California, Connecticut, New York, Pennsylvania, and Texas by January 2022. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•Reduction of Methane Emissions by the Oil and Gas Industry. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural-gas production and natural-gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand previously issued NSPS to, among other things, hydraulically fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural-gas processing plants and pneumatic pumps. In September 2020, the EPA finalized amendments to the NSPS that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, as discussed above, the current administration issued an executive order in January 2021 calling on the EPA to, among other things, consider a proposed rule suspending, revising, or rescinding the deregulatory amendments by September 2021. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. In a separate rulemaking, the BLM published a final rule in late 2016 that requires a reduction in methane emissions by regulating venting, flaring, and leaking from oil and natural-gas operations on public lands (the “2016 Waste Prevention Rule”). However, in September 2018, the BLM published a final rule that, among other things, rescinded many of the new requirements of the 2016 Waste Prevention Rule (the “2018 Revised Waste Prevention Rule”). Both rules were challenged in federal court and, in July and October 2020, federal courts struck down both the 2016 Waste Prevention Rule and the 2018 Revised Waste Prevention Rule, effectively reinstating the BLM’s prior approach to venting and flaring. Notwithstanding the aforementioned uncertainty regarding the 2016 and 2018 rules, we have taken measures to enter into a voluntary regime, together with certain other oil and natural-gas exploration and production operators, to reduce methane emissions. At the state level, some states where we conduct operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural-gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, the Biden administration issued the aforementioned climate change executive order in January 2021, that, among other things, resulted in the U.S. reentering the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The January 2021 climate change executive order also set a goal of a carbon pollution free power section by 2035 and a net zero economy by 2050. Additionally, in Colorado, the Colorado Department of Public Health and Environment convened a stakeholder process and proposed a timeline for GHG emission reduction rulemaking in December 2021. Under HB 19-1261, Colorado adopted aggressive statewide goals to reduce greenhouse gas emissions, with reductions from a 2005 baseline and targets set for 2025 (26%), 2030 (50%), and 2050 (90%). The implementation of substantial limitations on GHG emissions in areas where we conduct operations could result in increased compliance costs to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and have a material adverse effect on our business, financial condition, and results of operations.

We also dispose of produced water generated from oil and natural-gas production operations. The legal standards related to the disposal of produced water into non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. For example, Colorado developed and follows guidance when issuing underground injection-control permits to limit the maximum injection pressure, rate, and volume of water. Oklahoma has issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults, and also is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal-well operations. The Texas Railroad Commission also has adopted similar permitting, operating, and reporting rules for disposal wells. Another consequence of seismic events near produced-water disposal wells is the introduction of class action lawsuits, which allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. One or more of these developments could result in additional regulation and restrictions on our use of injection wells to dispose of produced water, which could have a material adverse effect on our results of operations, capital expenditures and operating costs, and financial condition.

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

HUMAN CAPITAL RESOURCES

In March 2020, seconded employees’ employment was transferred to WES. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information. The officers of our general partner manage our operations and activities under the direction and supervision of the Board of Directors. As of December 31, 2020, WES employed 1,045 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be satisfactory.
Our ability to provide exceptional customer service and generate value for our stakeholders is dependent on our success in recruiting and retaining top talent. To that end, we offer our employees competitive compensation packages and incentive-based awards, as well as a comprehensive offering of health and retirement benefits. In addition, we offer our employees a wide range of programs to help foster work-life balance and support working families, including flexible work schedules and a generous paid-time-off program. To further support our people and the communities in which we live and work, we created the Community Betterment Task Force, comprised of WES senior leadership, to lead and implement our diversity and inclusion efforts, social involvement, and volunteering efforts.
Through regular training and orientation for employees and contractors and the inclusion of safety metrics in our incentive compensation program, we endeavor to create a culture in which safety underpins all decision making throughout the organization. As our employees continue to provide essential services during the COVID-19 crisis, we have developed and implemented a COVID-19 mitigation plan based on the Centers for Disease Control and Prevention (“CDC”) and state health guidelines. This plan includes the implementation of employee health-screening protocols, elevated cleaning measures, reducing shared spaces, purchasing masks for all personnel to be used when social-distancing measures are not possible, and providing work-from-home support to facilitate remote working. Additionally, to ensure employees take adequate care of themselves and protect their coworkers’ health, employees receive additional paid sick leave until they are cleared to return to work.

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

•the outcome of pending and future regulatory, legislative, or other proceedings or investigations, and continued or additional disruptions in operations that may occur as we and our customers comply with any regulatory orders or other state or local changes in laws or regulations; and

•other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Estimates included under Part II, Item 7 of this Form 10-K, and in our other public filings and press releases.

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
If any of the following risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. In such a case, the common units’ trading price could decline, and you could lose part or all of your investment.

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
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose. For the year ended December 31, 2020, 66% of Total revenues and other, 41% of our throughput for natural-gas assets (excluding equity-investment throughput), 88% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
We are dependent on Occidental as our largest customer and the owner of our general partner, and we expect to derive significant revenue from Occidental for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Occidental’s production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Occidental, including, but not limited to, the volatility of oil and natural-gas prices, the availability of capital on favorable terms to fund Occidental’s exploration and development activities, the political and economic uncertainties associated with Occidental’s foreign operations, transportation-capacity constraints, and shareholder activism.
Further, we are subject to the risk of non-payment or non-performance by Occidental, including with respect to our gathering and transportation agreements. We cannot predict the extent to which Occidental’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Occidental’s ability to perform under our gathering and transportation agreements. Accordingly, any material non-payment or non-performance by Occidental could reduce our ability to make distributions to our unitholders.
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
See Occidental’s Exchange Act reports filed with the Securities and Exchange Commission (which are not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Occidental’s business.
Occidental’s ownership of our general partner may result in conflicts of interest.
Following the closing of the Occidental Merger, Occidental owns our general partner. Occidental’s ownership of our general partner may result in conflicts of interest. The directors and officers of our general partner and its affiliates have duties to manage our general partner in a manner that is beneficial to Occidental. At the same time, our general partner has duties to manage us in a manner that is beneficial to our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to Occidental. As a result of these conflicts of interest, our general partner may favor the interests of Occidental or its owners or affiliates over the interest of our unitholders.

Our future prospects depend on Occidental’s growth strategy, midstream operational philosophy, and drilling program, including the level of drilling and completion activity by Occidental on acreage dedicated to us. Additional conflicts also may arise in the future associated with future business opportunities that are pursued by Occidental and us. For example, Occidental is not prohibited from owning assets or engaging in businesses that directly or indirectly compete with us.
On December 31, 2019, we entered into a set of agreements that will facilitate our ability to operate more independently from Occidental. Our separation from Occidental entails risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
The difficulties of creating a stand-alone structure include, among other things, implementing operational and administrative technology systems, maintaining effective internal controls, replicating a regulatory compliance infrastructure, and hiring, training and retaining qualified personnel, the loss of which could reduce our competitiveness and prospects for future success. Attention to such organizational activities could also divert management’s attention from our existing business.
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
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. As of December 31, 2020, WES Operating’s long-term debt was rated “BB” by Standard and Poor’s (“S&P”), “BB” by Fitch Ratings, and “Ba2” by Moody’s Investors Service (“Moody’s”). In 2020, WES Operating’s credit ratings were downgraded below investment grade by Fitch, S&P, and Moody’s. As a result of these downgrades, financing costs under the RCF increased. Additionally, WES Operating currently has $3.4 billion of outstanding senior notes that provide for increased interest rates following downgrade events. For example, the 2020 downgrades to WES Operating’s credit ratings resulted in a $43.0 million increase to WES Operating’s annualized borrowing costs attributable to the aforementioned senior notes. Additional downgrades to WES Operating’s credit ratings will further increase its borrowing costs.
Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2020, there were $5.1 million in letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
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
In general terms, the prices of natural gas, oil, condensate, NGLs, and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. For example, market prices for natural gas have declined substantially from the highs achieved in 2008 and have remained depressed for several years. More recently, the COVID-19 pandemic and resulting mitigation measures also are having an adverse impact on global economic conditions, and are contributing to a significant decline in demand for oil, NGLs, and natural gas, resulting in lower commodity prices that will negatively impact our and our customers’ financial outlooks and activity levels.
Because of the natural decline in production from existing wells, our success depends on our ability to compete for new sources of oil and natural-gas throughput, which is dependent on certain factors beyond our control. Any decrease in the volumes that we gather, process, treat, and transport could affect our business and operating results adversely.

The volumes that support our business are dependent on, among other things, the level of production from natural-gas and oil wells connected to our gathering systems and processing and treating facilities. This production will naturally decline over time. As a result, our cash flows associated with production from these wells also will decline over time. To maintain or increase throughput levels on our systems, we must obtain new sources of oil and natural-gas throughput. The primary factors affecting our ability to obtain sources of oil and natural-gas throughput include (i) the level of successful drilling activity near our systems, (ii) our ability to compete for volumes from successful new wells to the extent such wells are not dedicated to our systems, and (iii) our ability to capture volumes currently gathered or processed by third parties. Our industry is highly competitive, and we compete with similar companies in our areas of operation. In addition, our customers, including Occidental, may develop their own midstream systems in lieu of using ours.
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
Because of these factors, producers (including Occidental) may be deterred from developing known oil and natural-gas reserves existing in areas served by our assets. Moreover, Occidental may not develop the acreage it has dedicated to us. If competition or reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, it could reduce our revenue and impair our ability to make cash distributions to our unitholders.
The global outbreak of COVID-19 may have an adverse impact on our operations and financial results.
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
The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows rather than on our profitability, and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay distributions at previously announced levels to holders of our common units, or at all, even during periods in which we record net income.
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
To pay the announced fourth-quarter 2020 distribution of $0.31100 per unit per quarter, or $1.24400 per unit per year, we require per-quarter available cash of $131.3 million, or $525.1 million per year, based on the number of common units outstanding at February 1, 2021. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
During 2020, we significantly reduced the quarterly cash distribution on our common units and also took measures to reduce full-year 2020 capital expenditures. These cash-preservation measures are intended to enhance our financial strength for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will be adequate to preserve our financial health for the required duration and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment. Furthermore, any cash we preserve from delaying or abandoning capital projects will necessarily delay or eliminate future returns we hoped to generate from previously planned projects, which may meaningfully impact our ability to generate long-term revenue and cash-flow growth. Also, our decision to preserve cash by reducing our quarterly distribution to common unitholders may diminish the long-term value of our units and limit our ability, or increase the cost of, accessing future equity capital necessary to fund our business or to preserve our balance sheet.
We are exposed to the credit risk of third-party customers, and any material non-payment or non-performance by these parties, including with respect to our gathering, processing, transportation, and disposal agreements, could reduce our ability to make distributions to our unitholders.
On some of our systems, we rely on third-party customers for substantially all of our revenues related to those assets. The loss of a portion or all of these customers’ contracted volumes, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts, or otherwise, could reduce our ability to make cash distributions to our unitholders. Further, to the extent any of our third-party customers is in financial distress or enters bankruptcy proceedings, the related customer contracts may be renegotiated at lower rates or altogether rejected. For example, on April 29, 2020, we received notice that Sanchez is attempting to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. If the attempted rejection is successful, our South Texas assets could be impaired and our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.
Implementation of Colorado Senate Bill 19-181 may increase costs and limit oil and natural-gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.
On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) has changed from fostering energy development in the state to regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to assume an increased role in regulating oil and natural-gas operations within their jurisdictions in a manner that may be more stringent than state-level rules, and a few local governments have passed temporary moratoria on new oil and natural-gas projects until local governments have passed their own rules implementing the new law. The composition of the COGCC commissioners also has been changed under the new law, with the COGCC adding a commissioner with public health expertise. On November 23, 2020, the COGCC finalized sweeping new rules to align the commission’s new mission set forth in Senate Bill 19-181. Some of the changes include doubling setbacks to a minimum of 2,000 feet for schools or childcare centers, enacting a prohibition on routine flaring or venting, and increased protections for wildlife. The COGCC also approved measures to address cumulative impacts by developing a new program with the Colorado Department of Public Health and Environment, and the complete overhaul of the existing permitting procedures to create a unified permitting process. The new rules went into effect on January 15, 2021. Implementation of this new law and the COGCC’s new rules could limit operations as a result of delays by the state in issuing new drilling permits, and result in increased operational costs, which could have a material adverse effect on our customers in Colorado, which in turn could reduce statewide demand for our midstream services significantly.
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
Our indebtedness may limit our ability to capitalize on acquisitions and other business opportunities or our flexibility to obtain financing.
The operating and financial restrictions and covenants in the indentures governing our publicly traded notes, (collectively, the “Notes”) or the RCF, and any future financing arrangements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. See Part II, Item 7 of this Form 10-K for a further discussion of the terms of the RCF and Notes.
Furthermore, our indebtedness and related debt-service costs could impair our ability to obtain additional financing, reduce funds available for operations and business opportunities, make us more vulnerable to competitive pressures or market downturns, and limit our financial and operational flexibility.
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
We face various security threats, including cyber-threats to the security of our facilities and infrastructure, attempts to gain unauthorized access to sensitive information or to render data or systems unusable, and terrorist acts. Additionally, destructive forms of protests by activists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural-gas-related activities could potentially result in damage or injury to persons, property, or the environment, or lead to extended interruptions of our or our customers’ operations. Our implementation of procedures and controls to monitor and mitigate security threats and to increase security for our facilities, infrastructure, and information may result in increased costs. There can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.
Cyber-attacks, in particular, are becoming more sophisticated and include malicious software intended to gain unauthorized access to data and systems, electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. For example, the gathering, processing, treating, and transportation of natural gas from our gathering systems, processing facilities, and pipelines are dependent on communications among our facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from our facilities. Disruption of those communications, whether caused by cyber-attacks or otherwise, may disrupt our ability to deliver natural gas and control these assets.
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
If commodity prices remain depressed or decline further, and producer activity reduces accordingly, we may be required to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their respective net book values. Because we are a related party of Occidental, the assets we previously acquired from Anadarko were recorded at Anadarko’s carrying value prior to the transaction. Accordingly, we may be at an increased risk for impairments because the initial book values of a substantial portion of our assets do not have a direct relationship with, and in some cases could be significantly higher than, the consideration paid to acquire such assets. See the discussion of material impairments in Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
If third-party pipelines or other facilities interconnected to our gathering, transportation, treating, or processing systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected.
Our gathering, transportation, treating, and processing systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. If any of these pipelines or facilities becomes unable to transport, treat, store, or process crude oil, natural gas, or NGLs, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected. For example, during the market disruptions caused by the outbreak of COVID-19, there were concerns that domestic oil-storage capacity could reach operational limits. If such an event had occurred, our customers might have shut-in field production due to limited downstream-takeaway alternatives or resulting wellhead economics. If production is shut-in for these or for other reasons, affected producers may become insolvent or seek to avoid their contractual obligations with us, in which case, our earnings, cash flows from operations, and ability to make cash distributions to our unitholders could be materially and adversely impacted.
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
Adoption of new or more stringent climate-change or other air-emissions legislation or regulations restricting emissions of GHGs or other air pollutants could negatively impact us, our producer customers, or downstream customers by increasing operating costs and reducing volumetric throughput on our systems due to reduced demand for the gathering, processing, compressing, treating, and transporting services we provide.
The threat of climate change continues to attract considerable attention in the United States and foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs, as well as to restrict or eliminate such future emissions. Further, new legislation, policies, or regulations may inhibit development plans of our producer customers, which could result in lower volumes transported across our assets. Changes to climate-change or other air-emissions laws and regulations, or reinterpretations of enforcement or other guidance with respect thereto, that govern the areas in which we operate may impact our operations negatively by increasing our compliance costs and the compliance costs of our customers. In addition, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. A material reduction in capital available to the energy industry could make it more difficult to secure funding for exploration, development, production, and transportation activities, which could result in decreased demand for our services, or difficulty in securing capital for new construction projects. For additional information read, “Environmental Matters” under Items 1 and 2 of this Form 10-K.
Federal and state legislative and regulatory initiatives relating to pipeline safety and integrity management that require the performance of ongoing assessments and implementation of preventive measures, the use of new or more-stringent safety controls or result in more-stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays, and costs of operation.
Legislation adopted in recent years has resulted in more-stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline-safety requirements on pipeline operators. For instance, pursuant to its authority under federal law, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity-management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs, which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to, among other things, perform ongoing assessments of pipeline integrity and implement preventive and mitigating actions. The imposition of new pipeline safety or integrity management requirements pursuant to existing federal laws or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased capital expenditures and operating costs that could have a material adverse effect on our results of operations or financial position. For additional information regarding PHMSA regulations, read Regulation of Operations—Natural-Gas Gathering Pipeline Regulation under Items 1 and 2 of this Form 10-K.
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
Some portions of our pipeline systems have been in service for several decades, and we have a limited ownership history with respect to certain of our assets. There could be unknown events or conditions, or increased maintenance or repair expenses, and downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.
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
We may incur significant environmental costs and liabilities in connection with our operations due to our handling of natural gas, crude oil, NGLs, and other petroleum products, because of pollutants from our operations emitted into ambient air or discharged or released into surface water or groundwater, and as a result of historical industry operations and waste-disposal practices. For example, an accidental release as a result of our operations could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by owners of the properties through which our gathering or transportation systems pass, neighboring landowners, and other third parties for personal injury, natural-resource and property damages, and fines or penalties for related violations of environmental laws or regulations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations. In addition, stricter laws, regulations, or enforcement policies could increase our operational or compliance costs and the costs of any restoration or remedial actions that may become necessary, which could have a material adverse effect on our results of operations or financial condition. The adoption of any laws, regulations, or other legally enforceable mandates could increase our oil and natural-gas exploration and production customers’ operating and compliance costs and reduce the rate of production of oil or natural gas by operators with whom we have a business relationship, which could have a material adverse effect on our results of operations and cash flows.
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
Our operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating, and transporting natural gas, crude oil, NGLs, and produced water, including (i) damage to our assets and surrounding properties by natural disasters or acts of terrorism; (ii) inadvertent damage from construction, farm, and utility equipment; (iii) leaks or losses of hydrocarbons or produced water; (iv) fires and explosions; and (v) other hazards that could also result in personal injury, loss of life, pollution, property or natural resource damages, and/or curtailment or suspension of operations.
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
We are subject to increased scrutiny from institutional investors with respect to our governance structure and the social cost of our industry, which may adversely impact our ability to raise capital from such investors.
In recent years, certain institutional investors, including public pension funds, have placed increased importance on the implications and social cost of environmental, social, and governance (“ESG”) matters. ESG initiatives generally seek to divert investment capital from companies involved in certain industries or with disfavored governance structures. The energy industry as a whole has received the attention of such activists, as have companies with our partnership governance model.
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

RISKS INHERENT IN AN INVESTMENT IN US

A reduction in Occidental’s ownership interest in us may reduce its incentive to support our operations.
As discussed in WES and WES Operating’s Relationship with Occidental Petroleum Corporation in Part I, Items 1 and 2 of this Form 10-K, we believe that one of our principal strengths is our affiliation with Occidental and that Occidental, through its significant economic interest in us, will continue to pursue projects that enhance the value of our business. To the extent Occidental’s net interest in us declines through the sale of its holdings or otherwise, Occidental may be less incentivized to support the continued growth of our business. Accordingly, a decrease in Occidental’s net holdings in us could have a material adverse effect on our business, results of operations, financial position, and ability to grow or make cash distributions to our unitholders.
Our general partner’s liability regarding our obligations is limited.
Our general partner has included provisions in its and our contractual arrangements that limit its liability so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may, therefore, cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner otherwise would be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner only to consider the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or our limited partners. By purchasing a common unit, a common unitholder agrees to become bound by the provisions in the partnership agreement, including the above-described provisions.
Furthermore, our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:
•provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith, meaning that it believed that the decision was in the best interest of the Partnership;
•provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or their assignees resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•provides that, in the absence of bad faith, our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our unitholders if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.
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
Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will dilute our existing unitholders’ ownership interests and voting strength, and may reduce the market price for our common units and cash available for distribution or increase the ratio of taxable income to distributions.
The market price of our common units could be affected adversely by sales of substantial amounts of our common units in the public or private markets, including sales by Occidental or other large holders.
We had 413,839,863 common units outstanding as of December 31, 2020. Occidental currently holds 214,281,578 common units, representing 51.8% of our outstanding common units. Occidental’s shelf registration statement currently allows for the offer and sale of approximately 41.8 million common units, or 10.1% of our common units as of December 31, 2020, from time to time. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if a court or government agency were to determine that we were conducting business in a state, but had not complied with that particular state’s partnership statute, or such unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other actions under our partnership agreement constitute “control” of our business.

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
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income or franchise taxes or other forms of taxation. For example, we are required to pay Texas margin tax on our gross income apportioned to Texas. Imposition of similar taxes on us in other jurisdictions in which we operate, or to which we may expand our operations, could reduce the cash available for distribution to our unitholders substantially.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.
The current U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes or increase the amount of taxes payable by unitholders in publicly traded partnerships. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be made, or applicable, in all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders might be substantially reduced.
Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Our unitholders are required to pay any U.S. federal income taxes on their share of our taxable income irrespective of whether they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability attributable to their share of our taxable income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the price received is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items such as depreciation. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (or “IRAs”) and foreign persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Upon the sale, exchange or other disposition of a common unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange, or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of our common units occurring before January 1, 2022. Foreign unitholders should consult their tax advisor before investing in our common units.
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
In addition to U.S. federal income taxes, our unitholders are subject to other taxes, including foreign, state, and local taxes; unincorporated business taxes; and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders likely will be required to file tax returns and pay taxes in some or all of these various jurisdictions, or be subject to penalties for failure to comply with those requirements.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

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

On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds a working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. We do not believe the Springfield gathering and related agreements are eligible for rejection as a matter of law, and we have filed an objection to the proposed rejection and an adversary proceeding for a declaratory judgment that such agreements may not be rejected.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 22, 2021, there were 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Unregistered sales of equity securities and use of proceeds. Under the Exchange Agreement, WES issued 9,060,641 general partner units to the general partner in 2019. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”) and the Western Gas Partners, LP 2017 Long-Term Incentive Plan (assumed by us in connection with the Merger) to our independent directors, executive officers, and employees. The WES LTIP permits the issuance of up to 3,000,000 units, of which 2,823,967 units remained available for future issuance as of December 31, 2020. The Western Gas Partners, LP 2017 Long-Term Incentive Plan permits the issuance of up to 3,431,251 units, of which 3,431,251 units remained available for future issuance as of December 31, 2020. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the Purchase Program during the fourth quarter of 2020:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2020	—	$—	—	$250,000,000
November 1-30, 2020	870,369	13.28	870,369	238,445,000
December 1-31, 2020	1,498,342	14.00	1,498,342	217,466,000
Total	2,368,711	13.73	2,368,711
______________________________________________________________________________________
(1)In November 2020, WES announced the $250.0 million Purchase Program that will extend through December 31, 2021. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions.

Available cash. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The amount of available cash generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of our business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments, or other agreements; or to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

General partner interest. As of December 31, 2020, our general partner owned a 2.1% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part II, Item 8 of this Form 10-K, and the information set forth in Risk Factors under Part I, Item 1A of this Form 10-K.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2020 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental; therefore, prior asset acquisitions from Anadarko were classified as transfers of net assets between entities under common control. As such, subsequent to asset acquisitions from Anadarko, we were required to recast our financial statements to include the activities of acquired assets from the date of common control.
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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of December 31, 2020, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	39	3	—	—
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2020, included the following:

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

•In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. We repurchased 2,368,711 units for aggregate consideration of $32.5 million through December 31, 2020.

•In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility to a third party, exercisable during the first quarter of 2021.

•On September 11, 2020, WES and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% of its interest in (and accrued interest owed under) the Anadarko note receivable to WES and the remaining 2% to WGRAH, a subsidiary of Occidental, (ii) WES subsequently assigned the 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of WES to WES, and (iii) WES canceled such common units immediately upon receipt.

•Our fourth-quarter 2020 distribution is unchanged from the first-, second-, and third-quarter 2020 per-unit distribution of $0.31100.

•During the year ended December 31, 2020, WES Operating purchased and retired $218.0 million of certain of its senior notes and Floating-Rate Senior Notes. See Liquidity and Capital Resources within this Item 7 for additional information.

•We commenced operations of Latham Train II at the DJ Basin complex (with capacity of 250 MMcf/d) during the first quarter of 2020 and Loving ROTF Trains III and IV at the DBM oil system (with capacity of 30 MBbls/d each) during the first and third quarters of 2020, respectively.

•Effective with the execution of the December 2019 agreements, WES began the transition to a stand-alone midstream business resulting in efficiencies between our commercial, engineering, and operations teams, enabling our organization to realize operating and capital savings. This effort has involved, among other things, a transition from Occidental’s Enterprise Resource Planning (“ERP”) system to a stand-alone ERP system, and the transition to a WES-dedicated workforce with its own compensation and benefits structure.

•Natural-gas throughput attributable to WES totaled 4,274 MMcf/d for the year ended December 31, 2020, representing a 1% increase compared to the year ended December 31, 2019.

•Crude-oil and NGLs throughput attributable to WES totaled 698 MBbls/d for the year ended December 31, 2020, representing a 7% increase compared to the year ended December 31, 2019.

•Produced-water throughput attributable to WES totaled 698 MBbls/d for the year ended December 31, 2020, representing a 28% increase compared to the year ended December 31, 2019.

•Operating income (loss) was $878.9 million for the year ended December 31, 2020 (included goodwill and long-lived asset impairments of $644.9 million), representing a 29% decrease compared to the year ended December 31, 2019.

•Adjusted gross margin for natural-gas assets (as defined under the caption How We Evaluate Our Operations within this Item 7) averaged $1.16 per Mcf for the year ended December 31, 2020, representing an 8% increase compared to the year ended December 31, 2019.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption How We Evaluate Our Operations within this Item 7) averaged $2.54 per Bbl for the year ended December 31, 2020, representing a 4% increase compared to the year ended December 31, 2019.

•Adjusted gross margin for produced-water assets (as defined under the caption How We Evaluate Our Operations within this Item 7) averaged $0.98 per Bbl for the year ended December 31, 2020, representing a 1% increase compared to the year ended December 31, 2019.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)	2020	2019	Inc/ (Dec)
	Natural gas (MMcf/d)			Crude oil & NGLs (MBbls/d)			Produced water (MBbls/d)
Delaware Basin	1,297	1,226	6%	189	150	26%	712	556	28%
DJ Basin	1,305	1,236	6%	101	118	(14)%	—	—	—%
Equity investments	445	398	12%	381	343	11%	—	—	—%
Other	1,386	1,563	(11)%	41	52	(21)%	—	—	—%
Total throughput	4,433	4,423	—%	712	663	7%	712	556	28%

During 2020, the global outbreak of COVID-19 caused a sharp decline in the worldwide demand for oil, natural gas, and NGLs, which contributed significantly to commodity-price declines and oversupplied commodities markets. These market dynamics have an adverse impact on producers that provide throughput into our systems, and we have experienced decreased throughput at many of our locations.
Additionally, many of our employees have been and may continue to be subject to pandemic-related work-from-home requirements, which requires us to take additional actions to ensure that the number of personnel accessing our network remotely does not lead to excessive cyber-security risk levels. Similarly, we are working continually to ensure operational changes that we have made to promote the health and safety of our personnel during this pandemic do not unduly disrupt intracompany communications and key business processes. We consider our risk-mitigation efforts adequate; however, the ultimate impact of the ongoing pandemic is unpredictable, with direct and indirect impacts to our business. See Risk Factors under Part I, Item 1A of this Form 10-K for additional information on these and other risks.
WES continues to monitor the COVID-19 situation closely, and as state and federal governments issue additional guidance, we will update our own policy responses to ensure the safety and health of our workforce and communities. The federal government has provided guidance to states on how to safely return personnel to the workplace, which we are following as our workforce returns to WES locations. All WES facilities, including field locations, have been conducting enhanced routine cleaning and disinfecting of common areas and frequently touched surfaces using CDC- and EPA-approved products. Our return-to-work protocols include daily required application-based health self-assessments that must be completed prior to accessing WES work locations.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the year ended December 31, 2020, include the following impacts related to this change (i) decrease of $130.9 million in Service revenues – fee based, (ii) decrease of $29.7 million in Product sales, and (iii) decrease of $160.6 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see How We Evaluate Our Operations within this Item 7). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex, Springfield system, DJ Basin oil system, Marcellus Interest systems, and DBM oil and water systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Acquisitions and divestitures. In February 2019, WES Operating acquired AMA from Anadarko. In January 2019, we acquired a 30% interest in Red Bluff Express. In June 2018, we acquired a 20% interest in Whitethorn LLC and a 15% interest in Cactus II.
In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility to a third party exercisable during the first quarter of 2021. In December 2018, the Newcastle system in Northeast Wyoming was sold to a third party. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. We recognized long-lived asset and other impairments of $203.9 million, $6.3 million, and $230.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, we also recognized a goodwill impairment of $441.0 million, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero.
For a description of impairments recorded, see Note 9—Property, Plant, and Equipment, Note 7—Equity Investments, and Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

General and administrative expenses. On December 31, 2019, we entered into the December 2019 Agreements, which helped facilitate our ability to operate more independently from Occidental. As a result, during 2020, we began incurring costs to (i) implement technology systems to manage the operations and administration of our day-to-day business, (ii) secure our dedicated workforce, and (iii) operate as a stand-alone entity. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Commodity-price swap agreements. The consolidated statements of operations and consolidated statements of equity and partners’ capital included the impacts of commodity-price swap agreements for the years ended December 31, 2019 and 2018. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding the commodity-price swap agreements with Anadarko that expired without renewal on December 31, 2018.

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
We operate in Texas, New Mexico, Colorado, Utah, Wyoming, and North-central Pennsylvania, with a substantial portion of our business concentrated in West Texas and the Rocky Mountains. For example, for the year ended December 31, 2020, our West Texas and DJ Basin assets provided (i) 46% and 38%, respectively, of Total revenues and other, (ii) 33% each of our throughput for natural-gas assets (excluding equity-investment throughput), (iii) 57% and 31%, respectively, of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2020, 66% of Total revenues and other, 41% of our throughput for natural-gas assets (excluding equity-investment throughput), 88% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications and/or minimum-volume commitments under certain of our contracts.
For the year ended December 31, 2020, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
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

HOW WE EVALUATE OUR OPERATIONS

    Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) throughput, (ii) operating and maintenance expenses, (iii) general and administrative expenses, (iv) safety performance, (v) system availability, (vi) Adjusted gross margin (as defined below), (vii) Adjusted EBITDA (as defined below), and (viii) Free cash flow (as defined below).

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

Operating and maintenance expenses. We monitor operating and maintenance expenses to assess the impact of these costs on asset profitability and to evaluate the overall efficiency of our operations. Operating and maintenance expenses include, among other things, field labor, insurance, repair and maintenance, equipment rentals, fleet management, contract services, utility costs, and services provided to us or on our behalf. For periods commencing on the date of and subsequent to the acquisition of assets from Anadarko, certain of these expenses are incurred under our services and secondment agreement with Occidental, which was amended and restated on December 31, 2019. See further detail in Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

General and administrative expenses. To assess the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses by way of comparison to prior periods and to the annual budget. Pursuant to the Services Agreement entered into as part of the December 2019 Agreements, Occidental (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP paid a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to us and (ii) agreed to continue to provide certain administrative and operational services to us for up to a two-year transition period, for which Occidental is reimbursed accordingly. The Services Agreement also included provisions governing the transfer of certain employees to us and our assumption of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to us. Prior to the December 2019 Agreements, Occidental and our general partner performed centralized corporate functions for us pursuant to the now terminated WES and WES Operating omnibus agreements.

Safety performance. Maintaining a safe and incident free workplace is a critical component of our operational success. Our management team uses both lagging and leading indicators to measure and manage safety performance. Total Recordable Incident Rate is a key lagging indicator reviewed by management. Total Recordable Incident Rate includes injuries or illnesses that result in any of the following: days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness, or death. We also review leading indicators such as unplanned releases, safety observations, occupational and process safety audits and inspections, training completion, and corrective action item completion to enhance our view of safety performance. Safety performance data is reported, tracked, and trended in a centralized database, which allows us to efficiently focus our incident prevention efforts.

System availability. By consistently monitoring the availability of our gathering, processing, and water disposal systems to provide critical midstream services to our customers, we can ensure we are maximizing the ability of our assets to generate revenues, while providing a reliable service to our producer customers. We define system availability as the measure of the “real” average availability experienced by our customers related to its gas systems, oil systems, and water-disposal wells. It considers the ratio of average actual daily volumes to expected daily volumes and includes all experienced sources of downtime, such as scheduled and unscheduled downtime, logistic downtime, etc.

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

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, gain (loss) on early extinguishment of debt, income from equity investments, interest income, income tax benefit, other income, and the noncontrolling interests owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:

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
The following tables present (i) a reconciliation of the GAAP financial measure of operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (ii) a reconciliation of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, and (iii) a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Free cash flow:

	Year Ended December 31,
thousands	2020	2019	2018
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$878,913	$1,231,343	$861,282
Add:
Distributions from equity investments	278,797	264,828	216,977
Operation and maintenance	580,874	641,219	480,861
General and administrative	155,769	114,591	67,195
Property and other taxes	68,340	61,352	51,848
Depreciation and amortization	491,086	483,255	389,164
Impairments (1)	644,906	6,279	230,584
Less:
Gain (loss) on divestiture and other, net	8,634	(1,406)	1,312
Equity income, net – related parties	226,750	237,518	195,469
Reimbursed electricity-related charges recorded as revenues	79,261	74,629	66,678
Adjusted gross margin attributable to noncontrolling interests (2)	65,835	64,049	56,247
Adjusted gross margin	$2,718,205	$2,428,077	$1,978,205
Adjusted gross margin for natural-gas assets	$1,820,926	$1,656,041	$1,443,466
Adjusted gross margin for crude-oil and NGLs assets	647,390	578,100	447,131
Adjusted gross margin for produced-water assets	249,889	193,936	87,608
_________________________________________________________________________________________
(1)Includes goodwill impairment for the year ended December 31, 2020. See Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Year Ended December 31,
thousands	2020	2019	2018
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$516,852	$807,700	$630,654
Add:
Distributions from equity investments	278,797	264,828	216,977
Non-cash equity-based compensation expense	22,462	14,392	7,310
Interest expense	380,058	303,286	183,831
Income tax expense	10,278	13,472	58,934
Depreciation and amortization	491,086	483,255	389,164
Impairments (1)	644,906	6,279	230,584
Other expense	1,953	161,813	8,264
Less:
Gain (loss) on divestiture and other, net	8,634	(1,406)	1,312
Gain (loss) on early extinguishment of debt	11,234	—	—
Equity income, net – related parties	226,750	237,518	195,469
Interest income – Anadarko note receivable	11,736	16,900	16,900
Other income	2,785	37,792	2,749
Income tax benefit	4,280	—	—
Adjusted EBITDA attributable to noncontrolling interests (2)	50,607	45,131	42,843
Adjusted EBITDA	$2,030,366	$1,719,090	$1,466,445
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$1,637,418	$1,324,100	$1,348,175
Interest (income) expense, net	368,322	286,386	166,931
Uncontributed cash-based compensation awards	—	(1,102)	879
Accretion and amortization of long-term obligations, net	(8,654)	(8,441)	(5,943)
Current income tax expense (benefit)	2,702	5,863	(80,114)
Other (income) expense, net (3)	(1,025)	(1,549)	(3,209)
Cash paid to settle interest-rate swaps	25,621	107,685	—
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
Changes in assets and liabilities:
Accounts receivable, net	193,688	45,033	60,502
Accounts and imbalance payables and accrued liabilities, net	(144,437)	30,866	(45,605)
Other items, net	(24,822)	(54,876)	38,087
Adjusted EBITDA attributable to noncontrolling interests (2)	(50,607)	(45,131)	(42,843)
Adjusted EBITDA	$2,030,366	$1,719,090	$1,466,445
Cash flow information
Net cash provided by operating activities	$1,637,418	$1,324,100	$1,348,175
Net cash used in investing activities	(448,254)	(3,387,853)	(2,210,813)
Net cash provided by (used in) financing activities	(844,204)	2,071,573	875,192
_________________________________________________________________________________________
(1)Includes goodwill impairment for the year ended December 31, 2020. See Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.
(3)Excludes net non-cash losses on interest-rate swaps of $25.6 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
thousands	2020	2019	2018
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$1,637,418	$1,324,100	$1,348,175
Less:
Capital expenditures	423,091	1,188,829	1,948,595
Contributions to equity investments – related parties	19,388	128,393	133,629
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
Free cash flow	$1,227,099	$37,134	$(704,464)
Cash flow information
Net cash provided by operating activities	$1,637,418	$1,324,100	$1,348,175
Net cash used in investing activities	(448,254)	(3,387,853)	(2,210,813)
Net cash provided by (used in) financing activities	(844,204)	2,071,573	875,192

GENERAL TRENDS AND OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results. See Risk Factors under Part I, Item 1A of this Form 10-K for additional information.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020, with prices rebounding to $48.52 per barrel at December 31, 2020. While the extent and duration of the recent commodity-price declines cannot be predicted, potential impacts to our business include the following:

•We have exposure to increased credit risk to the extent any of our customers, including Occidental, is in financial distress. See Liquidity and Capital Resources—Credit risk within this Item 7 for additional information.

•An extended period of diminished earnings may restrict our ability to fully access our RCF, which contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio based on Adjusted EBITDA (as defined in the covenant) related to the trailing twelve-month period. Further, any future waivers or amendments to the RCF also may trigger pricing increases for available credit. See Liquidity and Capital Resources—Debt and credit facilities within this Item 7 for additional information.

•As of December 31, 2020, it is reasonably possible that a prolonged depression of commodity prices, further commodity-price declines, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

To the extent producers continue with development plans in our areas of operation, we will continue to connect new wells or production facilities to our systems to maintain throughput on our systems and mitigate the impact of production declines. However, our success in connecting additional wells or production facilities is dependent on the activity levels of our customers. Additionally, we will continue to evaluate the crude-oil, NGLs, and natural-gas price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility. See risk factor, “The global outbreak of COVID-19 may have an adverse impact on our operations and financial results.” under Part I, Item 1A of this Form 10-K for additional information.

Liquidity and access to capital markets. Historically, we have accessed the debt and equity capital markets to raise money for growth projects and acquisitions. From time to time, capital market turbulence and investor sentiment towards MLPs, and the broader energy industry, have raised our cost of capital and, in some cases, temporarily made certain sources of capital unavailable. If we require funding beyond our sources of liquidity and are either unable to access the capital markets or find alternative sources of capital at reasonable costs, our growth strategy may become more challenging to execute.

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

Impact of interest rates. Overall, short- and long-term interest rates decreased during 2020 and remained low relative to historical averages. Short-term interest rates experienced a sharp decrease in response to the Federal Open Market Committee (“FOMC”) lowering its target range for the federal funds rate twice during 2020. Long-term interest rates experienced a similar decrease in response to lower future economic growth expectations. Any future increases in interest rates likely will result in an increase in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

Effects of credit-rating downgrade. Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to WES Operating’s debt by the major credit rating agencies. In 2020, Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) downgraded WES Operating’s long-term debt from “BBB-” to “BB” and Moody’s Investors Service (“Moody’s”) downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, WES Operating’s credit rating is below investment grade for all three major credit rating agencies, which results in the following:

•WES Operating’s annualized borrowing costs will increase by $43.0 million for the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020 that provide for increased interest rates following downgrade events.

•Beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

•We may be obligated to provide financial assurance of our performance under certain contractual arrangements requiring us to post collateral in the form of letters of credit or cash. At December 31, 2020, we had $5.1 million in letters of credit or cash-provided assurance of our performance outstanding under contractual arrangements with credit-risk-related contingent features.

Additional downgrades to WES Operating’s credit ratings will further impact its borrowing costs negatively, and may adversely affect WES Operating’s ability to issue public debt and effectively execute aspects of our business strategy.

Per-unit distribution and capital guidance. During 2020, we announced per-unit distribution and cost reductions that are expected to continue into 2021. These cash-preservation measures are intended to enhance our liquidity for the duration of the COVID-19 macroeconomic disruption and the weakened commodity-price environment; however, the duration and severity of this pandemic and concomitant economic downturn remains uncertain. There can be no assurance that these announced actions will provide sufficient liquidity for the required duration, and additional actions, including additional per-unit distribution reductions, may be necessary to manage through the current environment. On February 23, 2021, we provided 2021 guidance as follows:

•Total capital expenditures between $275.0 million to $375.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta).

•Full-year 2021 distribution of at least $1.24 per unit, subject to evaluation by the Board of Directors on a quarterly basis.

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

RESULTS OF OPERATIONS

OPERATING RESULTS
The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2020	2019	2018
Total revenues and other (1)	$2,772,592	$2,746,174	$2,299,658
Equity income, net – related parties	226,750	237,518	195,469
Total operating expenses (1)	2,129,063	1,750,943	1,635,157
Gain (loss) on divestiture and other, net	8,634	(1,406)	1,312
Operating income (loss)	878,913	1,231,343	861,282
Interest income – Anadarko note receivable	11,736	16,900	16,900
Interest expense	(380,058)	(303,286)	(183,831)
Gain (loss) on early extinguishment of debt	11,234	—	—
Other income (expense), net	1,025	(123,785)	(4,763)
Income (loss) before income taxes	522,850	821,172	689,588
Income tax expense (benefit)	5,998	13,472	58,934
Net income (loss)	516,852	807,700	630,654
Net income (loss) attributable to noncontrolling interests	(10,160)	110,459	79,083
Net income (loss) attributable to Western Midstream Partners, LP (2)	$527,012	$697,241	$551,571
Key performance metrics (3)
Adjusted gross margin	$2,718,205	$2,428,077	$1,978,205
Adjusted EBITDA	2,030,366	1,719,090	1,466,445
Free cash flow	1,227,099	37,134	(704,464)
_________________________________________________________________________________________
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of residue gas and NGLs to related parties. Total operating expenses includes amounts charged by related parties for services and reimbursements of amounts paid by related parties to third parties on our behalf. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 7.
(3)Adjusted gross margin, Adjusted EBITDA, and Free cash flow are defined under the caption How We Evaluate Our Operations within this Item 7. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How We Evaluate Our Operations—Reconciliation of non-GAAP financial measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2020” refer to the comparison of the year ended December 31, 2020, to the year ended December 31, 2019, and any increases or decreases “for the year ended December 31, 2019” refer to the comparison of the year ended December 31, 2019, to the year ended December 31, 2018.

Throughput

	Year Ended December 31,
	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	543	528	3%	546	(3)%
Processing	3,445	3,497	(1)%	3,231	8%
Equity investments (1)	445	398	12%	291	37%
Total throughput	4,433	4,423	—%	4,068	9%
Throughput attributable to noncontrolling interests (2)	159	175	(9)%	170	3%
Total throughput attributable to WES for natural-gas assets	4,274	4,248	1%	3,898	9%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	331	320	3%	295	8%
Equity investments (3)	381	343	11%	241	42%
Total throughput	712	663	7%	536	24%
Throughput attributable to noncontrolling interests (2)	14	13	8%	11	18%
Total throughput attributable to WES for crude-oil and NGLs assets	698	650	7%	525	24%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	712	556	28%	239	133%
Throughput attributable to noncontrolling interests (2)	14	11	27%	4	175%
Total throughput attributable to WES for produced-water assets	698	545	28%	235	132%
_________________________________________________________________________________________
(1)Represents the 14.81% share of average Fort Union throughput (until divested in October 2020, see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.
(2)For all periods presented includes (i) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating and (ii) for natural-gas assets, the 25% third-party interest in Chipeta, which collectively represent WES’s noncontrolling interests.
(3)Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola and Cactus II throughput.

Natural-gas assets

Gathering, treating, and transportation throughput increased by 15 MMcf/d for the year ended December 31, 2020, primarily due to increased production in areas around the Marcellus Interest systems, partially offset by production declines in areas around the Bison facility and Springfield gas-gathering system.
Gathering, treating, and transportation throughput decreased by 18 MMcf/d for the year ended December 31, 2019, primarily due to production declines in areas around the Springfield gas-gathering system. This decrease was offset partially by (i) increased throughput on the MIGC system due to new third-party customer volumes beginning in the second quarter of 2019 and (ii) increased production in areas around the Marcellus Interest systems.
Processing throughput decreased by 52 MMcf/d for the year ended December 31, 2020, primarily due to (i) third-party volumes being diverted away from the Granger straddle plant beginning in the fourth quarter of 2019 and the plant being held idle during the third and fourth quarters of 2020, (ii) lower throughput at the Chipeta complex due to production declines in the area and a third-party contract that terminated during the fourth quarter of 2019, and (iii) lower throughput at the Red Desert complex due to production declines in the area. These decreases were offset partially by (i) increased production in areas around the West Texas and DJ Basin complexes, (ii) the start-up of Latham Train II at the DJ Basin complex during the first quarter of 2020, and (iii) the start-up of Mentone Train II at the West Texas complex in March 2019.

Processing throughput increased by 266 MMcf/d for the year ended December 31, 2019, primarily due to (i) the start-up of Mentone Trains I and II at the West Texas complex in November 2018 and March 2019, respectively, and (ii) increased production in areas around the West Texas and DJ Basin complexes. These increases were offset partially by (i) volumes being diverted away from the Granger straddle plant beginning in the fourth quarter of 2019 resulting from changes to the product mix of a third-party customer and (ii) downstream constraints during the third quarter of 2019 that impacted our DJ Basin complex.
Equity-investment throughput increased by 47 MMcf/d for the year ended December 31, 2020, primarily due to increased volumes on Red Bluff Express resulting from increased production in the area. This increase was offset partially by (i) decreased third-party volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020, and (ii) decreased volumes at the Rendezvous system due to production declines in the area.
Equity-investment throughput increased by 107 MMcf/d for the year ended December 31, 2019, primarily due to the acquisition of the interest in Red Bluff Express in January 2019, partially offset by decreased throughput at the Mi Vida and Ranch Westex plants due to related-party volumes being diverted to the West Texas complex for processing following the start-up of Mentone Trains I and II in November 2018 and March 2019, respectively.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 11 MBbls/d for the year ended December 31, 2020, primarily due to increased throughput at the DBM oil system with the commencement of Loving ROTF Trains III and IV operations during the first and third quarters of 2020, respectively, and increased production, partially offset by lower throughput at the DJ Basin oil system due to production declines in the area.
Gathering, treating, and transportation throughput increased by 25 MBbls/d for the year ended December 31, 2019, primarily due to (i) increased throughput at the DBM oil system due to the commencement of ROTF operations in the second quarter of 2018 and increased production in the area and (ii) increased production in areas around the DJ Basin oil system.
Equity-investment throughput increased by 38 MBbls/d for the year ended December 31, 2020, primarily due to (i) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and (ii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were offset partially by decreased volumes on the Whitethorn pipeline.
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

Produced-water assets

Gathering and disposal throughput increased by 156 MBbls/d for the year ended December 31, 2020, due to increased throughput at the DBM water systems resulting from additional (i) production, (ii) water-disposal facilities, and (iii) offload connections that increased capacity of the systems.
Gathering and disposal throughput increased by 317 MBbls/d for the year ended December 31, 2019, due to increased throughput at the DBM water systems resulting from new water-disposal systems that commenced operations during the third and fourth quarters of 2018.

Service Revenues

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Service revenues – fee based	$2,584,323	$2,388,191	8%	$1,905,728	25%
Service revenues – product based	48,369	70,127	(31)%	88,785	(21)%
Total service revenues	$2,632,692	$2,458,318	7%	$1,994,513	23%

Service revenues – fee based

Service revenues – fee based increased by $196.1 million for the year ended December 31, 2020, primarily due to increases of (i) $98.1 million at the West Texas complex and $97.9 million at the DJ Basin complex from increased throughput, (ii) $63.6 million at the DBM oil system from increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, (iii) $59.3 million at the DBM water systems from increased throughput, and (iv) $21.4 million at the Springfield system due to annual cost-of-service rate adjustments that increased revenue in the fourth quarter of 2020 and decreased revenue in the fourth quarter of 2019, partially offset by decreased volumes. These increases were offset partially by a decrease of $130.9 million, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
Service revenues – fee based increased by $482.5 million for the year ended December 31, 2019, primarily due to increases of (i) $266.8 million at the West Texas complex due to a higher average gathering fee effective January 2019 ($186.3 million) and increased throughput ($80.5 million), (ii) $106.1 million at the DBM water systems due to increased throughput and new gathering and disposal agreements effective July 1, 2018, (iii) $67.9 million at the DJ Basin complex due to increased throughput and a higher average processing fee, (iv) $48.6 million at the DBM oil system due to increased throughput and a higher average gathering fee due to a new agreement effective May 2018, and (v) $37.2 million at the DJ Basin oil system due to increased throughput, a higher average gathering fee, and an annual cost-of-service rate adjustment made during the fourth quarter of 2019. These increases were offset partially by a decrease of $32.6 million at the Springfield system due to decreased volumes and an annual cost-of-service rate adjustment in the fourth quarter of 2019.

Service revenues – product based

Service revenues – product based decreased by $21.8 million for the year ended December 31, 2020, primarily due to (i) decreased third-party volumes at the DJ Basin complex and MGR assets and (ii) decreased pricing across several systems.
Service revenues – product based decreased by $18.7 million for the year ended December 31, 2019, primarily due to (i) a decrease in volumes and pricing across several systems and (ii) a third-party producer contract termination at the West Texas complex at the end of the first quarter of 2019.

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Natural-gas sales	$30,527	$66,557	(54)%	$85,015	(22)%
NGLs sales	108,032	219,831	(51)%	218,005	1%
Total Product sales	$138,559	$286,388	(52)%	$303,020	(5)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.45	$1.65	(12)%	$2.16	(24)%
NGLs (per Bbl)	13.14	20.93	(37)%	31.55	(34)%

Natural-gas sales

Natural-gas sales decreased by $36.0 million for the year ended December 31, 2020, primarily due to decreases of (i) $15.2 million at the DJ Basin complex attributable to a decrease in average prices, (ii) $9.8 million at the West Texas complex attributable to a decrease in average prices, partially offset by increased volumes sold, (iii) $6.2 million at the Hilight system resulting from an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown (further discussed below), and (iv) $2.6 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
Natural-gas sales decreased by $18.5 million for the year ended December 31, 2019, primarily due to decreases of $24.0 million and $7.2 million at the West Texas and DJ Basin complexes, respectively, due to decreases in average prices, partially offset by increases in volumes sold. These decreases were offset partially by an increase of $13.7 million at the Hilight system primarily due to the reversal of a portion of an accrual for anticipated product-purchase costs recorded in 2018 associated with the shutdown of the Kitty Draw gathering system.

NGLs sales

NGLs sales decreased by $111.8 million for the year ended December 31, 2020, primarily due to decreases of (i) $34.0 million at the West Texas complex attributable to a decrease in average prices, partially offset by increased volumes sold, (ii) $27.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7), (iii) $17.7 million at the DJ Basin complex attributable to a decrease in average prices, and (iv) $14.7 million at the Brasada complex, $6.7 million at the Chipeta complex, and $6.1 million at the MGR assets resulting from decreases in average prices and volumes sold.
NGLs sales increased by $1.8 million for the year ended December 31, 2019, primarily due to increases of (i) $17.7 million at the DJ Basin complex due to an increase in volumes sold, (ii) $7.1 million related to commodity-price swap agreements that expired in December 2018, and (iii) $3.2 million at the DBM water systems due to an increase in volumes sold related to byproducts from the treatment of produced water. These increases were offset partially by decreases of (i) $14.3 million and $7.6 million at the MGR assets and Granger complex, respectively, due to decreases in average prices and volumes sold, and (ii) $6.1 million at the Chipeta complex due to a decrease in average price.

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Equity income, net – related parties	$226,750	$237,518	(5)%	$195,469	22%

Equity income, net – related parties decreased by $10.8 million for the year ended December 31, 2020, primarily due to a decrease in equity income from Whitethorn LLC related to commercial activities and decreased volumes, and decreased rates at White Cliffs. These decreases were offset partially by increases related to the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and increased volumes on TEP, FRP, Ranch Westex, and Red Bluff Express.
Equity income, net – related parties increased by $42.0 million for the year ended December 31, 2019, primarily due to (i) the acquisition of our interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline due to additional committed volumes in 2019, (ii) increased volumes at FRP and the Saddlehorn pipeline, and (iii) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019. These increases were offset partially by a decrease in volumes at TEP.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
NGLs purchases	$131,964	$331,872	(60)%	$292,698	13%
Residue purchases	65,193	100,570	(35)%	125,106	(20)%
Other	(9,069)	11,805	(177)%	(2,299)	NM
Cost of product	188,088	444,247	(58)%	415,505	7%
Operation and maintenance	580,874	641,219	(9)%	480,861	33%
Total Cost of product and Operation and maintenance expenses	$768,962	$1,085,466	(29)%	$896,366	21%
_________________________________________________________________________________________
NM—Not meaningful

NGLs purchases

NGLs purchases decreased by $199.9 million for the year ended December 31, 2020, primarily due to decreases of (i) $139.5 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7), (ii) $32.6 million at the West Texas complex attributable to average-price decreases, partially offset by purchased-volume increases, (iii) $13.8 million at the Brasada complex attributable to purchased-volume decreases, partially offset by average-price increases, and (iv) $6.9 million at the Chipeta complex attributable to average-price and purchased-volume decreases.
NGLs purchases increased by $39.2 million for the year ended December 31, 2019, primarily due to increases of (i) $48.1 million and $10.6 million at the West Texas and DJ Basin complexes, respectively, primarily due to increases in volumes purchased and (ii) $3.3 million at the DBM water systems due to an increase in volumes purchased related to byproducts from the treatment of produced water. These increases were offset partially by decreases of (i) $9.8 million and $6.3 million at the MGR assets and Granger complex, respectively, due to decreases in average prices and volumes purchased and (ii) $7.4 million at the Chipeta complex due to a decrease in average price.

Residue purchases

Residue purchases decreased by $35.4 million for the year ended December 31, 2020, primarily due to decreases of (i) $21.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7), (ii) $11.3 million at the DJ Basin complex attributable to average-price decreases, and (iii) $4.3 million at the MGR assets attributable to average-price and purchased-volume decreases. These decreases were offset partially by an increase of $3.2 million at the Chipeta complex primarily due to purchased-volume and average-price increases.
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

Other items

Other items decreased by $20.9 million for the year ended December 31, 2020, primarily due to decreases of (i) $10.3 million at the West Texas complex due to changes in imbalance positions and (ii) $10.0 million at the DJ Basin complex due to a decrease in transportation costs and changes in imbalance positions.
Other items increased by $14.1 million for the year ended December 31, 2019, primarily due to increases of (i) $8.4 million at the West Texas complex due to changes in imbalance positions and an increase in volumes purchased and (ii) $4.0 million at the DJ Basin complex due to an increase in transportation costs.

Operation and maintenance expense

Operation and maintenance expense decreased by $60.3 million for the year ended December 31, 2020, primarily as a result of focused cost-savings initiatives related to the stand-up of WES as an independent organization, resulting in decreases of (i) $34.2 million at the West Texas complex primarily resulting from decreased salaries and wages, contract labor and consulting services, and surface maintenance and plant repairs expense, (ii) $6.1 million and $3.3 million at the Springfield and DBM oil systems, respectively, primarily due to decreased salaries and wages and surface maintenance and plant repairs expense, partially offset by increases in other field expenses, (iii) $4.6 million at the Chipeta complex primarily attributable to decreased surface maintenance and plant repairs and utilities expense, and (iv) $3.2 million and $2.4 million at the Hilight system and Granger complex, respectively, primarily due to decreased salaries and wages, surface maintenance and plant repairs, and safety expense.
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

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
General and administrative (1)	$155,769	$114,591	36%	$67,195	71%
Property and other taxes	68,340	61,352	11%	51,848	18%
Depreciation and amortization	491,086	483,255	2%	389,164	24%
Long-lived asset and other impairments	203,889	6,279	NM	230,584	(97)%
Goodwill impairment	441,017	—	NM	—	NM
Total other operating expenses	$1,360,101	$665,477	104%	$738,791	(10)%
_________________________________________________________________________________________
(1)Includes general and administrative expenses incurred on and subsequent to the date of the acquisition of assets from Anadarko, and a management services fee for expenses incurred by Anadarko for periods prior to the acquisition of such assets.

General and administrative expenses

For the years ended December 31, 2019 and 2018, General and administrative expenses were determined by rate estimation and allocated to us from Occidental pursuant to the omnibus agreements. Effective with the December 2019 Agreements, WES began to incur such costs directly, or via direct charge from Occidental, pursuant to the terms of the Services Agreement.
General and administrative expenses increased by $41.2 million for the year ended December 31, 2020, primarily due to (i) $21.2 million related to information technology services provided by Occidental to WES and (ii) $16.4 million in personnel costs primarily resulting from WES securing its own dedicated workforce as of December 31, 2019. General and administrative expenses also increased by $6.0 million for the year ended December 31, 2020, primarily due to increases in corporate expenses and professional fees. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
General and administrative expenses increased by $47.4 million for the year ended December 31, 2019, primarily due to increases of (i) $46.1 million of personnel costs for which we reimbursed Occidental pursuant to the omnibus agreements, primarily as a result of the rate-redetermination provisions in the omnibus agreements with Occidental, resulting in a 30% increase in reimbursements for general and administrative expenses incurred on our behalf, which took effect January 1, 2019, and (ii) $6.3 million of expenses related to equity awards. These amounts were offset partially by a decrease of $4.4 million in legal and consulting fees.

Property and other taxes

Property and other taxes increased by $7.0 million for the year ended December 31, 2020, primarily due to ad valorem tax increases of $6.5 million at the DJ Basin complex due to capital projects being placed into service, including the completion of Latham Train I in November 2019. This increase was offset partially by ad valorem tax decreases in Utah and West Texas due to lower valuations and lower tax rates.
Property and other taxes increased by $9.5 million for the year ended December 31, 2019, primarily due to ad valorem tax increases (i) at the West Texas complex due to the start-up of Mentone Train I in November 2018 and (ii) at the DJ Basin complex due to the completion of capital projects.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.8 million for the year ended December 31, 2020, primarily due to increases of (i) $11.9 million and $5.9 million at the West Texas complex and DBM oil system, respectively, resulting from capital projects being placed into service, (ii) $7.8 million of amortization expense related to finance leases, and (iii) $3.3 million for a pipeline in Wyoming due to revisions in cost estimates related to asset retirement obligations. These amounts were offset partially by decreases of (i) $10.6 million at the DJ Basin complex primarily as a result of a change in estimate for asset retirement obligations for the Third Creek gathering system of $32.7 million, offset by increased depreciation expense of $22.1 million for capital projects being placed into service, (ii) $10.3 million at the Hilight system primarily attributable to revisions in cost estimates related to asset retirement obligations and an acceleration of depreciation expense in the comparative prior period, and (iii) $5.3 million at the Chipeta complex primarily due to lower depreciation as a result of the impairment incurred during the first quarter of 2020. See Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information regarding asset retirement obligations.
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

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the year ended December 31, 2020, was primarily due to (i) $150.2 million of impairments for assets located in Wyoming and Utah, (ii) a $29.4 million other-than-temporary impairment of our investment in Ranch Westex, (iii) impairments of $16.7 million at the DJ Basin complex primarily due to the cancellation of projects and impairments of rights-of-way, and (iv) impairments of $3.8 million at the DBM oil system primarily due to the cancellation of projects.
Long-lived asset and other impairment expense for the year ended December 31, 2019, was primarily due to impairments of $4.9 million at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.
    Long-lived asset and other impairment expense for the year ended December 31, 2018, was primarily due to impairments of (i) $125.9 million at the Third Creek gathering system and $8.1 million at the Kitty Draw gathering system, (ii) $38.7 million at the Hilight system, (iii) $34.6 million at the MIGC system, (iv) $10.9 million at the GNB NGL pipeline, (v) $5.6 million at the Chipeta complex, and (vi) $2.6 million at the DBM oil system.
For further information on Long-lived asset and other impairment expense for the periods presented, see Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Goodwill impairment expense

During the three months ended March 31, 2020, an interim goodwill impairment test was performed due to significant unit-price declines triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption. As a result of the interim impairment test, a goodwill impairment of $441.0 million was recognized for the gathering and processing reporting unit. For additional information, see Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Income – Anadarko Note Receivable and Interest Expense

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Interest income – Anadarko note receivable	$11,736	$16,900	(31)%	$16,900	—%

Third parties
Long-term and short-term debt	$(369,815)	$(315,872)	17%	$(200,454)	58%
Finance lease liabilities	(1,510)	—	NM	—	NM
Amortization of debt issuance costs and commitment fees	(13,501)	(12,424)	9%	(9,110)	36%
Capitalized interest	4,774	26,980	(82)%	32,479	(17)%
Related parties
APCWH Note Payable	—	(1,833)	(100)%	(6,746)	(73)%
Finance lease liabilities	(6)	(137)	(96)%	—	NM
Interest expense	$(380,058)	$(303,286)	25%	$(183,831)	65%

Interest income

Interest income - Anadarko note receivable decreased by $5.2 million for the year ended December 31, 2020, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest expense

Interest expense increased by $76.8 million for the year ended December 31, 2020, primarily due to (i) $150.9 million of interest incurred on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and Floating-Rate Senior Notes due 2023 that were issued in January 2020 and (ii) a decrease of $22.2 million in capitalized interest due to decreased capital expenditures. These increases were offset partially by decreases of (i) $75.0 million that occurred as a result of the repayment and termination of the Term loan facility in January 2020 and (ii) $15.5 million due to lower outstanding borrowings under the RCF in 2020. See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.
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

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Other income (expense), net	$1,025	$(123,785)	NM	$(4,763)	NM

Other income (expense), net increased by $124.8 million for the year ended December 31, 2020, primarily due to non-cash losses of $125.3 million on interest-rate swaps incurred during the year ended December 31, 2019. All outstanding interest-rate swap agreements were settled in December 2019 (see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
Other income (expense), net decreased by $119.0 million for the year ended December 31, 2019, primarily due to non-cash losses of $125.3 million on interest-rate swaps that were settled in December 2019 (see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Income Tax Expense (Benefit)

	Year Ended December 31,
thousands except percentages	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Income (loss) before income taxes	$522,850	$821,172	(36)%	$689,588	19%
Income tax expense (benefit)	5,998	13,472	(55)%	58,934	(77)%
Effective tax rate	1%	2%		9%

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
For the year ended December 31, 2020, the variance from the federal statutory rate primarily was due to our Texas margin tax liability. For the years ended December 31, 2019 and 2018, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2020	2019	Inc/ (Dec)	2018	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$1,820,926	$1,656,041	10%	$1,443,466	15%
Adjusted gross margin for crude-oil and NGLs assets	647,390	578,100	12%	447,131	29%
Adjusted gross margin for produced-water assets	249,889	193,936	29%	87,608	121%
Adjusted gross margin	2,718,205	2,428,077	12%	1,978,205	23%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.16	1.07	8%	1.01	6%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.54	2.44	4%	2.40	2%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.98	0.97	1%	1.02	(5)%
Adjusted EBITDA	2,030,366	1,719,090	18%	1,466,445	17%
Free cash flow	1,227,099	37,134	NM	(704,464)	(105)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, divided by total throughput (MMcf/d) attributable to WES for natural-gas assets.
(2)Average for period. Calculated as Adjusted gross margin for crude-oil and NGLs assets, divided by total throughput (MBbls/d) attributable to WES for crude-oil and NGLs assets.
(3)Average for period. Calculated as Adjusted gross margin for produced-water assets, divided by total throughput (MBbls/d) attributable to WES for produced-water assets.

Adjusted gross margin, Adjusted EBITDA, and Free cash flow are defined under the caption How We Evaluate Our Operations within this Item 7. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How We Evaluate Our Operations—Reconciliation of non-GAAP financial measures within this Item 7.

Adjusted gross margin. Adjusted gross margin increased by $290.1 million for the year ended December 31, 2020, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes and the DBM water systems, (ii) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system, (iii) the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, (iv) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020, and (v) annual cost-of-service rate adjustments at the Springfield system that increased revenues in the fourth quarter of 2020 and decreased revenues in the fourth quarter of 2019 (see Revenue and cost of product under Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). These increases were offset partially by (i) a decrease in distributions from Whitethorn LLC related to commercial activities and (ii) a decrease at the Hilight system resulting from lower throughput and an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown.
Adjusted gross margin increased by $449.9 million for the year ended December 31, 2019, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes, (ii) the start-up of new water-disposal systems during the third and fourth quarters of 2018, (iii) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system, (iv) increased throughput, a higher average gathering fee, and an annual cost-of-service rate adjustment made during the fourth quarter of 2019 at the DJ Basin oil system, and (v) the acquisition of our interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline. These increases were offset partially by decreased throughput and an annual cost-of-service rate adjustment in the fourth quarter of 2019 at the Springfield system (see Revenue and cost of product under Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.09 for the year ended December 31, 2020, primarily due to increased throughput at the West Texas and DJ Basin complexes, which have higher-than-average per-Mcf margins as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.06 for the year ended December 31, 2019, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.10 for the year ended December 31, 2020, primarily due to (i) increased throughput and the effect of the straight-line treatment of lease revenue under the new operating and maintenance agreement with Occidental effective December 31, 2019, at the DBM oil system and (ii) increased volumes on FRP resulting from a pipeline expansion project completed during the second quarter of 2020. These increases were offset partially by a decrease in distributions from Whitethorn LLC related to commercial activities.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.04 for the year ended December 31, 2019, primarily due to (i) increased throughput, a higher average gathering fee, and an annual cost-of-service rate adjustment made during the fourth quarter of 2019 at the DJ Basin oil system, (ii) increased throughput and a higher average gathering fee due to a new agreement effective May 2018 at the DBM oil system, and (iii) the acquisition of our interest in Whitethorn LLC in June 2018 and increased volumes on the Whitethorn pipeline.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.05 for the year ended December 31, 2019, primarily due to increased throughput on volumes with lower-than-average per-Bbl margin.

Adjusted EBITDA. Adjusted EBITDA increased by $311.3 million for the year ended December 31, 2020, primarily due to (i) a $256.1 million decrease in cost of product (net of lower of cost or market inventory adjustments), (ii) a $60.3 million decrease in operation and maintenance expenses, (iii) a $26.4 million increase in total revenues and other, and (iv) a $14.0 million increase in distributions from equity investments. These amounts were offset partially by (i) a $33.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense and (ii) a $7.0 million increase in property taxes.
The above-described variances in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020, which had no net impact on Adjusted EBITDA (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
Adjusted EBITDA increased by $252.6 million for the year ended December 31, 2019, primarily due to (i) a $446.5 million increase in total revenues and other and (ii) a $47.9 million increase in distributions from equity investments. These amounts were offset partially by (i) a $160.4 million increase in operation and maintenance expenses, (ii) a $40.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iii) a $29.3 million increase in cost of product (net of lower of cost or market inventory adjustments), and (iv) a $9.5 million increase in property taxes.

Free cash flow. Free cash flow increased by $1,190.0 million for the year ended December 31, 2020, primarily due to (i) a decrease of $765.7 million in capital expenditures, (ii) an increase of $313.3 million in net cash provided by operating activities, and (iii) a decrease of $109.0 million in contributions to equity investments.
Free cash flow increased by $741.6 million for the year ended December 31, 2019, primarily due to (i) a decrease of $759.8 million in capital expenditures and (ii) a decrease of $5.2 million in contributions to equity investments. These amounts were offset partially by a decrease of $24.1 million in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 7 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include capital expenditures, debt service, customary operating expenses, quarterly distributions, and distributions to our noncontrolling interest owners. Our sources of liquidity as of December 31, 2020, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our IPO in 2012. The Board of Directors declared a cash distribution to unitholders for the fourth quarter of 2020 of $0.31100 per unit, or $131.3 million in the aggregate. The cash distribution was paid on February 12, 2021, to our unitholders of record at the close of business on February 1, 2021. See General Trends and Outlook within this Item 7.
In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of the common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. As of December 31, 2020, we had repurchased 2,368,711 common units through open-market purchases for a total of $32.5 million. The units were canceled by the Partnership immediately upon receipt.
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

Working capital. As of December 31, 2020, we had a $17.9 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and capital activities. As of December 31, 2020, there was $2.0 billion available for borrowing under the RCF. See Note 11—Selected Components of Working Capital and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures includes maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete, or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements, or to complete additional well connections to maintain existing system throughput and related cash flows; and expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2020	2019	2018
Acquisitions	$511	$2,101,229	$162,112
Capital expenditures (1) (2)	423,091	1,188,829	1,948,595
Capital incurred (1) (3)	307,644	1,055,151	1,910,508
_________________________________________________________________________________________
(1)For the years ended December 31, 2020, 2019, and 2018 included $4.8 million, $23.3 million, and $31.1 million respectively, of capitalized interest.
(2)Capital expenditures for the year ended December 31, 2018, included $762.8 million of pre-acquisition capital expenditures for AMA.
(3)Capital incurred for the year ended December 31, 2018, included $733.1 million of pre-acquisition capital incurred for AMA.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. Acquisitions during 2018 included a 20% interest in Whitethorn LLC, a 15% interest in Cactus II, and related-party asset contributions. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Capital expenditures decreased by $765.7 million for the year ended December 31, 2020, primarily due to decreases of (i) $362.5 million at the DJ Basin complex primarily related to the completion of Latham Trains I and II that commenced operations in November 2019 and February 2020, respectively, as well as decreases in pipeline, well connection, and compression projects, (ii) $186.8 million at the West Texas complex primarily attributable to the completion of Mentone Train II that commenced operations in March 2019 and decreases in pipeline and well connection projects, (iii) $107.5 million at the DBM oil system primarily related to the completion of the Loving ROTF Train III that commenced operations in January 2020 and decreases in pipeline and well connection projects, and (iv) $90.4 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects.
Capital expenditures decreased by $759.8 million for the year ended December 31, 2019, primarily due to decreases of (i) $427.1 million at the West Texas complex primarily due to the completion of Mentone Trains I and II that commenced operations in November 2018 and March 2019, respectively, (ii) $240.1 million at the DBM oil system primarily due to the completion of the ROTFs that commenced operations in the second quarter of 2018, and (iii) $194.8 million at the DBM water systems due to the completion of the water systems that commenced operations in the third and fourth quarters of 2018. These decreases were offset partially by an increase of $91.3 million at the DJ Basin complex, primarily due to continued construction of the Latham processing plant.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2020	2019	2018
Net cash provided by (used in):
Operating activities	$1,637,418	$1,324,100	$1,348,175
Investing activities	(448,254)	(3,387,853)	(2,210,813)
Financing activities	(844,204)	2,071,573	875,192
Net increase (decrease) in cash and cash equivalents	$344,960	$7,820	$12,554

Operating activities. Net cash provided by operating activities increased for the year ended December 31, 2020, primarily due to higher cash operating income, lower cash paid to settle interest-rate swap agreements, and higher distributions from equity-investment earnings. These increases were offset partially by higher interest expense. Net cash provided by operating activities decreased for the year ended December 31, 2019, primarily due to cash paid to settle interest-rate swap agreements, partially offset by increases in distributions from equity investments and the impact of other changes in working capital items. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2020, included the following:

•$423.1 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$57.8 million of additions to materials and supplies inventory;

•$19.4 million of capital contributions primarily paid to Cactus II and FRP for construction activities;

•$32.2 million of distributions received from equity investments in excess of cumulative earnings; and

•$20.3 million in proceeds primarily from the sale of Fort Union.

Net cash used in investing activities for the year ended December 31, 2019, included the following:

•$2.0 billion of cash paid for the acquisition of AMA;

•$1.2 billion of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM oil system, and DBM water systems;

•$128.4 million of capital contributions primarily paid to Cactus II, the TEFR Interests, Red Bluff Express, Whitethorn LLC, and White Cliffs for construction activities;

•$92.5 million of cash paid for the acquisition of our interest in Red Bluff Express; and

•$30.3 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2018, included the following:

•$1.9 billion of capital expenditures, primarily related to construction and expansion at the DBM oil and DBM water systems and the West Texas and DJ Basin complexes;

•$161.9 million of cash paid for the acquisitions of our interests in Whitethorn LLC and Cactus II;

•$133.6 million of capital contributions primarily paid to Cactus II, the TEFR Interests, Whitethorn LLC, and White Cliffs for construction activities; and

•$29.6 million of distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the year ended December 31, 2020, included the following:

•$3.0 billion of repayments of outstanding borrowings under the Term loan facility;

•$600.0 million of repayments of outstanding borrowings under the RCF;

•$695.8 million of distributions paid to WES unitholders;

•$203.9 million to purchase and retire portions of WES Operating’s 5.375% Senior Notes due 2021, 4.000% Senior Notes due 2022, and Floating-Rate Senior Notes via open-market repurchases;

•$32.5 million of unit repurchases;

•$15.4 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$14.2 million of finance lease payments;

•$8.6 million of distributions paid to the noncontrolling interest owner of Chipeta;

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

•$20.7 million of increases in outstanding checks due mostly to ad valorem tax payments made at the end of the year; and

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

•$1.2 billion of borrowings under the RCF, which were used for general partnership purposes, including the funding of capital expenditures;

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

•$969.1 million of distributions paid to WES unitholders;

•$439.6 million of repayments of the total outstanding balance under the APCWH Note Payable;

•$118.2 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$28.0 million of repayments of the total outstanding balance under the WGP RCF, which matured in March 2019; and

•$9.7 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the year ended December 31, 2018, included the following:

•$1.08 billion of net proceeds from the offering of the 4.500% Senior Notes due 2028 and 5.300% Senior Notes due 2048 in March 2018, after underwriting and original issue discounts and offering costs, which were used to repay amounts outstanding under the RCF and for general partnership purposes, including to fund capital expenditures;

•$738.1 million of net proceeds from the offering of the 4.750% Senior Notes due 2028 and 5.500% Senior Notes due 2048 in August 2018, after underwriting and original issue discounts and offering costs, which were used to repay the maturing 2.600% Senior Notes due August 2018, repay amounts outstanding under the RCF, and for general partnership purposes, including to fund capital expenditures;

•$534.2 million of borrowings under the RCF, net of extension and amendment costs, which were used for general partnership purposes, including to fund capital expenditures;

•$321.8 million of borrowings under the APCWH Note Payable, which were used to fund the construction of the DBM water systems;

•$97.8 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of AMA;

•$51.6 million of capital contributions from Anadarko related to the above-market component of swap agreements;

•$690.0 million of repayments of outstanding borrowings under the RCF;

•$502.5 million of distributions paid to WES unitholders;

•$386.3 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$350.0 million of principal repayment on the maturing 2.600% Senior Notes due August 2018;

•$13.5 million of distributions paid to the noncontrolling interest owner of Chipeta; and

•$3.4 million of issuance costs incurred in connection with the Term loan facility.

Debt and credit facilities. As of December 31, 2020, the carrying value of outstanding debt was $7.9 billion and we have estimated future interest and RCF fee payments totaling $376.9 million in 2021. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments (described below), the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.291%, 5.173%, and 6.375%, respectively, at December 31, 2020. These effective interest rates will increase by 0.25% on February 1, 2021, due to credit-rating downgrades. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023. As of December 31, 2020, the interest rate on the Floating-Rate Senior Notes was 2.07%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month LIBOR rate) on the interest determination date plus an initial spread of 0.85%.

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. As a result of credit-rating downgrades received from Fitch, S&P, and Moody’s, annualized borrowing costs will increase by $43.0 million. See General Trends and Outlook within this Item 7.
During the year ended December 31, 2020, WES Operating purchased and retired $218.0 million of certain of its senior notes and Floating-Rate Senior Notes via open-market repurchases, and gains of $13.5 million were recognized for the early retirement of these notes.
As of December 31, 2020, the 5.375% Senior Notes due 2021 were classified as short-term debt on the consolidated balance sheet. Subsequent to December 31, 2020, WES Operating delivered notice to redeem the 5.375% Senior Notes due 2021 on March 1, 2021, as per the optional redemption terms in WES Operating’s indenture. At December 31, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.
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

WGP RCF. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019, and the $28.0 million of outstanding borrowings were repaid.

Revolving credit facility. The RCF is expandable to a maximum of $2.5 billion and bears interest at LIBOR, plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based on WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether drawn or undrawn), which also is based on the senior unsecured debt rating. In December 2019, WES Operating entered into an amendment to the RCF to, among other things, exercise the final one-year extension option to extend the maturity date of the RCF from February 2024 to February 2025, for each extending lender. The maturity date with respect to each non-extending lender, whose commitments represent $100.0 million out of $2.0 billion of total commitments from all lenders, remains February 2024. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

As of December 31, 2020, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. At December 31, 2020, the interest rate on any outstanding RCF borrowings was 1.64% and the facility-fee rate was 0.25%. At December 31, 2020, WES Operating was in compliance with all covenants under the RCF. As a result of credit-rating downgrades, beginning in the second quarter of 2020, the interest rate on our outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%. See General Trends and Outlook within this Item 7.
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited. See General Trends and Outlook within this Item 7.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated the Term loan facility. During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Finance lease liabilities. WES subleased equipment from Occidental via finance leases that extended through April 2020. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029. As of December 31, 2020, we have future finance-lease payments of $8.6 million in 2021 and a total of $28.1 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APCWH entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest. The APCWH Note Payable was repaid at Merger completion. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the year ended December 31, 2020, WES Operating made cash payments of $25.6 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
We did not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swap agreements were recognized in earnings. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2020, we expect to incur asset retirement costs of $20.2 million in 2021 and a total of $260.3 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have entered into operating leases that extend through 2039 for corporate offices, shared field offices, easements, and equipment supporting our operations, with both Occidental and third parties as lessors. As of December 31, 2020, we have future operating-lease payments of $4.0 million in 2021 and a total of $46.5 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Pipeline commitments. In December 2020, we entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline. As of December 31, 2020, we have estimated future minimum-volume-commitment fees of $3.7 million in 2021 and a total of $14.8 million in years thereafter.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. A substantial portion of our throughput is sourced from producers, including Occidental, that recently received credit-rating downgrades. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. Through December 31, 2020, we were also dependent on Occidental to remit payments to us for the value of volumes of residue gas, NGLs, crude oil, and condensate that it purchased from us under our commodity purchase and sale agreements. Additionally, we continue to evaluate counterparty credit risk and, in certain circumstances, are exercising our rights to request adequate assurance.
We expect our exposure to the concentrated risk of non-payment or non-performance to continue for as long as our commercial relationships with Occidental generate a significant portion of our revenues. While Occidental is our contracting counterparty, gathering and processing arrangements with affiliates of Occidental on most of our systems include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. We also are party to agreements with Occidental under which Occidental is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits, and income taxes with respect to the assets previously acquired from Anadarko. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Our ability to make cash distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation, and disposal agreements; commodity purchase and sale agreements; the contribution agreements; or the December 2019 Agreements.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS WITH WES OPERATING

Our consolidated financial statements include the consolidated financial results of WES Operating. Our results of operations do not differ materially from the results of operations and cash flows of WES Operating, which are reconciled below.

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2020	2019	2018
Net income (loss) attributable to WES	$527,012	$697,241	$551,571
Limited partner interests in WES Operating not held by WES (1)	10,830	103,364	70,474
General and administrative expenses (2)	3,552	6,819	4,029
Other income (expense), net	(17)	(79)	(192)
Interest expense	—	245	2,035
Net income (loss) attributable to WES Operating	$541,377	$807,590	$627,917
_________________________________________________________________________________________
(1)Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. The public held a 0% limited partner interest in WES Operating as of December 31, 2020 and 2019, and a 59.2% limited partner interest in WES Operating as of December 31, 2018. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating as of December 31, 2020 and 2019, and a 9.7% limited partner interest in WES Operating as of December 31, 2018. Immediately prior to the Merger closing, the WES Operating IDRs and the general partner units were converted into a non-economic general partner interest in WES Operating and WES Operating common units, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2020	2019	2018
WES net cash provided by operating activities	$1,637,418	$1,324,100	$1,348,175
General and administrative expenses (1)	3,552	6,819	4,029
Non-cash equity-based compensation expense	(7,858)	(1,259)	(278)
Changes in working capital	7,556	2,383	(854)
Other income (expense), net	(17)	(79)	(192)
Interest expense	—	245	2,035
Debt related amortization and other items, net	—	(20)	(801)
WES Operating net cash provided by operating activities	$1,640,651	$1,332,189	$1,352,114

WES net cash provided by (used in) financing activities	$(844,204)	$2,071,573	$875,192
Distributions to WES unitholders (2)	695,834	969,073	502,457
Distributions to WES from WES Operating (3)	(756,112)	(1,006,163)	(507,323)
Increase (decrease) in outstanding checks	(35)	—	—
Registration expenses related to the issuance of WES common units	—	855	—
Unit repurchases	32,535	—	—
WGP RCF costs	—	—	7
WGP RCF repayments	—	28,000	—
WES Operating net cash provided by (used in) financing activities	$(871,982)	$2,063,338	$870,333
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

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% third-party interest in Chipeta (see Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

WES Operating distributions. WES Operating distributes all of its available cash (beyond proper reserves as defined in its partnership agreement) to WES Operating unitholders of record on the applicable record date within 45 days following each quarter’s end.
Immediately prior to the Merger closing, the WES Operating IDRs and general partner units were converted into WES Operating common units and a non-economic general partner interest in WES Operating, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by WES, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into WES common units. Beginning with the first quarter of 2019, WES Operating has made quarterly cash distributions to WES and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. For each quarter ended March 31, 2020, June 30, 2020, and September 30, 2020, WES Operating distributed $143.4 million to its limited partners. For the quarter ended December 31, 2020, WES Operating distributed $127.5 million to its limited partners. See Note 4—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES Operating LTIP. Concurrent with the Merger closing, we assumed the Western Gas Partners, LP 2017 Long-Term Incentive Plan. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to property, plant, and equipment, other intangible assets, goodwill, equity investments, asset retirement obligations, litigation, environmental liabilities, income taxes, revenues, and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances, or discovery of new information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve judgment and discusses the selection and development of these estimates with our general partner’s Audit Committee. For additional information concerning accounting policies, see Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Service revenues – fee based. Certain of our midstream services contracts have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost of service. These fees include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. The cost-of-service rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. If management determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal. During the year ended December 31, 2020, revenue was constrained under one of our gas-gathering and oil-gathering contracts due to uncertainty related to ongoing legal proceedings and commercial negotiations with the counterparties to the contracts. Future revenue reversals could occur to the extent the outcome of the legal proceedings and commercial negotiations differ from our current assumptions. See Revenue and cost of product in Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Contract balances in Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments of property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Because prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control, the assets acquired were initially recorded at Anadarko’s historic carrying value. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
Management assesses property, plant, and equipment, together with any associated materials and supplies inventory and intangible assets, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Changes in our business and economic conditions are evaluated for their implications on recoverability of the assets’ carrying values. Significant downward revisions in production forecasts or changes in future development plans by producers, to the extent they affect our operations, may necessitate an impairment assessment.
Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. The primary assumptions used to estimate undiscounted future net cash flows include long-range customer production forecasts and revenue, capital, and operating expense estimates. Management applies judgment in the grouping of assets for impairment assessment, determining whether there is an impairment indicator, and determinations about the future use of such assets.

If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to impairment expense. Management’s estimate of the asset’s fair value may be determined based on the estimates of future discounted net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available.
We recognized long-lived asset and other impairments of $203.9 million (which includes an other-than-temporary impairment expense of an equity investment), $6.3 million, and $230.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 9—Property, Plant, and Equipment and Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2020, 2019, and 2018.

Impairment of goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. Goodwill also includes the allocated historic carrying value of midstream goodwill attributed to assets previously acquired from Anadarko. Our goodwill has been allocated to two reporting units: (i) gathering and processing and (ii) transportation.
We evaluate goodwill for impairment at the reporting unit level annually, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether goodwill is impaired and if deemed necessary based on this assessment, a quantitative assessment is then performed. If the quantitative assessment indicates that the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment is recorded for the amount by which the reporting unit’s carrying value exceeds its fair value.
When qualitatively evaluating whether the fair value of a reporting unit is less than its carrying value, relevant events and circumstances are assessed, including significant changes in our unit price, significant declines in commodity prices, significant increases in operating and capital costs, impairments recognized, acquisitions and disposals of assets, changes in throughput and producer activity, and significant declines in trading multiples for our peers.
Quoted market prices for our reporting units are not available. Management determines fair value using various valuation techniques, including market EBITDA multiples and discounted cash-flow analysis. Management considers observable transactions in the market, and trading multiples for peers, to determine an appropriate multiple to apply against our projected EBITDA. The EBITDA multiples are based on current and historic multiples for comparable midstream companies of similar size and business profit to WES. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. This approach may be supplemented by a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, operating, and general and administrative costs. Different assumptions regarding these key inputs could have a significant impact on fair value and the amount of recorded impairment, if any.
During the three months ended March 31, 2020, we performed an interim goodwill impairment test due to a significant decline in the trading price of our common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. We primarily used the market approach and Level-3 inputs to estimate the fair value of our two reporting units. The market approach was based on multiples of EBITDA and our projected future EBITDA. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. We also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. As a result of the interim impairment test, we recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired.

Fair value. Impairment analyses for long-lived assets, goodwill, equity investments and the initial recognition of asset retirement obligations and environmental obligations use Level-3 inputs. Management also estimates the fair value of assets and liabilities acquired in a third-party business combination or exchanged in non-monetary transactions, and interest-rate swaps. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced, and the processed natural gas, or value of the natural gas, is returned to the producer, and because some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
For the year ended December 31, 2020, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
We bear a limited degree of commodity-price risk with respect to settlement of natural-gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, and for instances where actual liquids recovery or fuel usage varies from contractually stipulated amounts. Natural-gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally reflect market-index prices. Other natural-gas volumes owed to or by us are valued at our weighted-average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the settlement timing of the imbalances. See General Trends and Outlook under Part II, Item 7 and Risk Factors under Part I, Item 1A of this Form 10-K.

Interest-rate risk. The FOMC decreased its target range for the federal funds rate three times during 2019 and twice in 2020. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of December 31, 2020, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at December 31, 2020. See General Trends and Outlook under Part II, Item 7 and Risk Factors under Part I, Item 1A of this Form 10-K.
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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020.

WESTERN MIDSTREAM PARTNERS, LP

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

February 26, 2021

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment of long-lived assets

As discussed in Note 9 to the consolidated financial statements, the Partnership’s consolidated property, plant, and equipment balance was $8.7 billion as of December 31, 2020. During the year ended December 31, 2020, the Partnership recognized long-lived asset and other impairment charges of $203.9 million, a portion of which related to impairment of a specific long-lived asset group located in Wyoming and Utah. On at least a quarterly basis, management reviews its asset groups for indicators of impairment that would indicate the carrying value of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying value of the asset group. An impairment loss is determined if the carrying value of the asset group is not recoverable and is measured as the excess of the carrying value over the asset group’s fair value.

We identified the evaluation of the impairment assessment for a specific long-lived asset group in Wyoming and Utah as a critical audit matter. Subjective auditor judgment was required to evaluate the Partnership’s estimate of the fair value of the asset group, specifically the assessment of the projected throughput and discount rate assumptions. Specialized skills and knowledge were required to evaluate the discount rate used in the valuation model.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s long-lived asset impairment process. This included certain controls over the determination of the forecasted throughput and the discount rate. We compared historical forecasted volumes to actual volumetric results to assess the Partnership’s ability to forecast. We evaluated the forecasted throughput included in the valuation model by comparing it to external market and industry data related to producer drilling activity in the relevant basin. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation model by developing a range of independent estimates that was determined using publicly available market data for comparable entities, and comparing the discount rate selected by management to the range of independently developed estimates.

Goodwill impairment assessment for the gathering and processing reporting unit

As discussed in Note 10 to the consolidated financial statements, the Partnership recognized a goodwill impairment of $441.0 million related to the gathering and processing reporting unit during the first quarter of 2020. The Partnership conducts an impairment test annually on October 1 and when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. The fair value of the reporting unit is estimated using both the market approach and the income approach. The market approach estimates fair value by applying a market multiple, determined by reference to market multiples for comparable publicly traded companies, to the expected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of the gathering and processing reporting unit. The income approach is based on forecasted future cash flows that are discounted to present value using a discount rate that considers timing and risk of future cash flows.

We identified the evaluation of the goodwill impairment assessment for the gathering and processing reporting unit as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the fair value of the gathering and processing reporting unit based on the market and income approaches. Specifically, subjective auditor judgment and specialized skills and knowledge were required to evaluate the Partnership’s estimate of EBITDA multiples for comparable publicly traded companies and the discount rate used in determining the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s goodwill impairment process. This included certain controls over the determination of the EBITDA multiples and discount rate used in the estimation of the fair value of the gathering and processing reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the EBITDA multiples used by management in the valuation, including examining the guideline public companies used to determine the market multiples and rationale for selected multiples used by management in the valuation analysis. Further, the valuation professionals assisted in evaluating the discount rate used in the discounted cash flow model by developing a range of independent estimates that was determined using publicly available market data for comparable entities and comparing the discount rate selected by management to the range of independently developed estimates. We tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Partnership.

Estimated constraint on variable consideration related to a certain gas-gathering revenue contract and oil-gathering revenue contract with a customer

As discussed in Notes 1 and 2 to the consolidated financial statements, certain of the Partnership’s midstream services agreements have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related midstream facility cost-of-service rate provisions. Annual adjustments are made to the cost-of-service rates charged to certain of its customers, and as a result, a cumulative catch-up revenue adjustment related to services already provided may be recorded. The Partnership assesses whether a significant reversal of the cumulative catch-up revenue adjustment is probable of occurring and if so, the variable consideration may be constrained up to the amount of the probable significant reversal.

We identified the assessment of the estimated constraint on variable consideration related to one gas-gathering contract and one oil-gathering revenue contract as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the probability of a significant reversal in the amount of variable consideration recognized due to the uncertainty related to ongoing legal proceedings and commercial negotiations with the counterparties to the contracts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s annual re-determination of the cost-of-service rate. This included certain controls over the determination of the constraint on the variable consideration expected to be received under the contracts. We evaluated responses received from external legal counsel to our audit inquiry on the progress of the Partnership’s legal proceedings with the counterparties to the contracts. We examined publicly available court filings to assess the development of the legal proceedings. We made inquiries of management and inspected information available regarding the status of negotiations with the counterparties and the resulting impact on the determination of the estimated constraint on variable consideration. We evaluated the accuracy of the data used by the Partnerships to calculate the variable consideration constraint.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2012.

Houston, Texas
February 26, 2021

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2020	2019	2018
Revenues and other
Service revenues – fee based	$2,584,323	$2,388,191	$1,905,728
Service revenues – product based	48,369	70,127	88,785
Product sales	138,559	286,388	303,020
Other	1,341	1,468	2,125
Total revenues and other (1)	2,772,592	2,746,174	2,299,658
Equity income, net – related parties	226,750	237,518	195,469
Operating expenses
Cost of product	188,088	444,247	415,505
Operation and maintenance	580,874	641,219	480,861
General and administrative	155,769	114,591	67,195
Property and other taxes	68,340	61,352	51,848
Depreciation and amortization	491,086	483,255	389,164
Long-lived asset and other impairments	203,889	6,279	230,584
Goodwill impairment	441,017	—	—
Total operating expenses (2)	2,129,063	1,750,943	1,635,157
Gain (loss) on divestiture and other, net	8,634	(1,406)	1,312
Operating income (loss)	878,913	1,231,343	861,282
Interest income – Anadarko note receivable	11,736	16,900	16,900
Interest expense	(380,058)	(303,286)	(183,831)
Gain (loss) on early extinguishment of debt	11,234	—	—
Other income (expense), net (3)	1,025	(123,785)	(4,763)
Income (loss) before income taxes	522,850	821,172	689,588
Income tax expense (benefit)	5,998	13,472	58,934
Net income (loss)	516,852	807,700	630,654
Net income (loss) attributable to noncontrolling interests	(10,160)	110,459	79,083
Net income (loss) attributable to Western Midstream Partners, LP	$527,012	$697,241	$551,571
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$527,012	$697,241	$551,571
Pre-acquisition net (income) loss allocated to Anadarko	—	(29,279)	(182,142)
General partner interest in net (income) loss	(11,104)	(5,637)	—
Limited partners’ interest in net income (loss) (4)	515,908	662,325	369,429
Net income (loss) per common unit – basic and diluted (4)	$1.18	$1.59	$1.69
Weighted-average common units outstanding – basic and diluted	435,554	415,794	218,936
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.8 billion, $1.6 billion, and $1.4 billion for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $182.7 million, $503.2 million, and $334.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the years ended December 31, 2019 and 2018. See Note 13.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$444,922	$99,962
Accounts receivable, net	452,880	260,512
Other current assets	45,262	41,938
Total current assets	943,064	402,412
Anadarko note receivable	—	260,000
Property, plant, and equipment
Cost	12,641,745	12,355,671
Less accumulated depreciation	3,931,800	3,290,740
Net property, plant, and equipment	8,709,945	9,064,931
Goodwill	4,783	445,800
Other intangible assets	776,409	809,391
Equity investments	1,224,813	1,285,717
Other assets (1)	171,013	78,202
Total assets (2)	$11,830,027	$12,346,453
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$210,691	$293,128
Short-term debt	438,870	7,873
Accrued ad valorem taxes	41,427	35,160
Accrued liabilities	269,947	149,793
Total current liabilities	960,935	485,954
Long-term liabilities
Long-term debt	7,415,832	7,951,565
Deferred income taxes	22,195	18,899
Asset retirement obligations	260,283	336,396
Other liabilities	275,570	208,346
Total long-term liabilities	7,973,880	8,515,206
Total liabilities (3)	8,934,815	9,001,160
Equity and partners’ capital
Common units (413,839,863 and 443,971,409 units issued and outstanding at December 31, 2020 and 2019, respectively)	2,778,339	3,209,947
General partner units (9,060,641 units issued and outstanding at December 31, 2020 and 2019) (4)	(17,208)	(14,224)
Total partners’ capital	2,761,131	3,195,723
Noncontrolling interests	134,081	149,570
Total equity and partners’ capital	2,895,212	3,345,293
Total liabilities, equity, and partners’ capital	$11,830,027	$12,346,453
________________________________________________________________________________________
(1)Other assets includes $4.2 million and $4.5 million of NGLs line-fill inventory as of December 31, 2020 and 2019, respectively. Other assets also includes $71.9 million of materials and supplies inventory as of December 31, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.6 billion and $1.7 billion as of December 31, 2020 and 2019, respectively, which includes related-party Accounts receivable, net of $291.3 million and $113.3 million as of December 31, 2020 and 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $164.7 million and $108.8 million as of December 31, 2020 and 2019, respectively. See Note 6.
(4)See Note 1.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,050,171	$1,061,125	$—	$2,883,754	$4,995,050
Cumulative effect of accounting change (1)	629	(14,200)	—	(30,179)	(43,750)
Net income (loss)	182,142	369,429	—	79,083	630,654
Above-market component of swap agreements with Anadarko (2)	—	51,618	—	—	51,618
WES Operating equity transactions, net (3)	—	(19,577)	—	19,577	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	(13,529)	(13,529)
Distributions to noncontrolling interest owners of WES Operating	—	—	—	(386,326)	(386,326)
Distributions to Partnership unitholders	—	(502,457)	—	—	(502,457)
Contributions of equity-based compensation from Anadarko	—	5,741	—	—	5,741
Net pre-acquisition contributions from (distributions to) related parties	97,755	—	—	—	97,755
Net contributions from (distributions to) related parties	58,835	—	—	—	58,835
Adjustments of net deferred tax liabilities	(1,514)	—	—	—	(1,514)
Other	—	209	—	397	606
Balance at December 31, 2018	$1,388,018	$951,888	$—	$2,552,777	$4,892,683
Net income (loss)	29,279	662,325	5,637	110,459	807,700
Cumulative impact of the Merger transactions (4)	—	3,169,800	—	(3,169,800)	—
Issuance of general partner units (5)	—	19,861	(19,861)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	7,407
WES Operating equity transactions, net (3)	—	(755,197)	—	755,197	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	(9,663)	(9,663)
Distributions to noncontrolling interest owners of WES Operating	—	—	—	(118,225)	(118,225)
Distributions to Partnership unitholders	—	(969,073)	—	—	(969,073)
Acquisitions from related parties (6)	(2,149,218)	112,872	—	28,845	(2,007,501)
Contributions of equity-based compensation from Occidental	—	13,968	—	—	13,968
Net pre-acquisition contributions from (distributions to) related parties	458,819	—	—	—	458,819
Net contributions from (distributions to) related parties	—	(90)	—	—	(90)
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	268,727
Other	—	561	—	(20)	541
Balance at December 31, 2019	$—	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	—	515,908	11,104	(10,160)	516,852
Distributions to Chipeta noncontrolling interest owner	—	—	—	(8,644)	(8,644)
Distributions to noncontrolling interest owners of WES Operating	—	—	—	(15,434)	(15,434)
Distributions to Partnership unitholders	—	(681,746)	(14,088)	—	(695,834)
Unit exchange with Occidental (2)	—	(256,640)	—	(5,238)	(261,878)
Unit repurchases (5)	—	(32,535)	—	—	(32,535)
Acquisitions from related parties	—	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	—	14,604	—	—	14,604
Equity-based compensation expense	—	7,857	—	—	7,857
Net contributions from (distributions to) related parties (7)	—	4,466	—	20,000	24,466
Other	—	465	—	—	465
Balance at December 31, 2020	$—	$2,778,339	$(17,208)	$134,081	$2,895,212
_________________________________________________________________________________________
(1)Includes the adoption of Revenue from Contracts with Customers (Topic 606) on January 1, 2018.
(2)See Note 6.
(3)For the years ended December 31, 2019 and 2018, the $755.2 million and $19.6 million decrease to partners’ capital, respectively, together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(58.0) million and $532.0 million, respectively.
(4)See Note 1.
(5)See Note 5.
(6)The amounts allocated to common unitholders and noncontrolling interests represent a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.
(7)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$516,852	$807,700	$630,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	491,086	483,255	389,164
Long-lived asset and other impairments	203,889	6,279	230,584
Goodwill impairment	441,017	—	—
Non-cash equity-based compensation expense	22,462	15,494	6,431
Deferred income taxes	3,296	7,609	139,048
Accretion and amortization of long-term obligations, net	8,654	8,441	5,943
Equity income, net – related parties	(226,750)	(237,518)	(195,469)
Distributions from equity-investment earnings – related parties	246,637	234,572	187,392
(Gain) loss on divestiture and other, net	(8,634)	1,406	(1,312)
(Gain) loss on early extinguishment of debt	(11,234)	—	—
(Gain) loss on interest-rate swaps	—	125,334	7,972
Cash paid to settle interest-rate swaps	(25,621)	(107,685)	—
Other	193	236	752
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(193,688)	(45,033)	(60,502)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	144,437	(30,866)	45,605
Change in other items, net	24,822	54,876	(38,087)
Net cash provided by operating activities	1,637,418	1,324,100	1,348,175
Cash flows from investing activities
Capital expenditures	(423,091)	(1,188,829)	(1,948,595)
Acquisitions from related parties	—	(2,007,926)	(254)
Acquisitions from third parties	(511)	(93,303)	(161,858)
Contributions to equity investments – related parties	(19,388)	(128,393)	(133,629)
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
Proceeds from the sale of assets to third parties	20,333	342	3,938
Additions to materials and supplies inventory and other	(57,757)	—	—
Net cash used in investing activities	(448,254)	(3,387,853)	(2,210,813)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,681,173	4,169,695	2,671,337
Repayments of debt (2)	(3,803,888)	(1,467,595)	(1,040,000)
Increase (decrease) in outstanding checks	20,699	1,571	(3,206)
Registration expenses related to the issuance of Partnership common units	—	(855)	—
Distributions to Partnership unitholders (3)	(695,834)	(969,073)	(502,457)
Distributions to Chipeta noncontrolling interest owner	(8,644)	(9,663)	(13,529)
Distributions to noncontrolling interest owners of WES Operating	(15,434)	(118,225)	(386,326)
Net contributions from (distributions to) related parties	24,466	458,819	97,755
Above-market component of swap agreements with Anadarko (3)	—	7,407	51,618
Finance lease payments (4)	(14,207)	(508)	—
Unit repurchases	(32,535)	—	—
Net cash provided by (used in) financing activities	(844,204)	2,071,573	875,192
Net increase (decrease) in cash and cash equivalents	344,960	7,820	12,554
Cash and cash equivalents at beginning of period	99,962	92,142	79,588
Cash and cash equivalents at end of period	$444,922	$99,962	$92,142
Supplemental disclosures
Non-cash unit exchange with Occidental (3)	$(261,878)	$—	$—
Net distributions to (contributions from) Anadarko of other assets	—	90	(58,835)
Interest paid, net of capitalized interest	349,913	293,795	140,720
Taxes paid (reimbursements received)	(384)	96	2,408
Accrued capital expenditures	25,126	140,954	274,632
_________________________________________________________________________________________
(1)For the years ended December 31, 2019 and 2018, includes $11.0 million and $321.8 million of borrowings, respectively, under the APCWH Note Payable.
(2)For the year ended December 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the year ended December 31, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of WES Operating’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to WES Operating in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. WES Operating is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of WES Operating’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment of long-lived assets

As discussed in Note 9 to the consolidated financial statements, WES Operating’s consolidated property, plant, and equipment balance was $8.7 billion as of December 31, 2020. During the year ended December 31, 2020, WES Operating recognized long-lived asset and other impairment charges of $203.9 million, a portion of which related to impairment of a specific long-lived asset group located in Wyoming and Utah. On at least a quarterly basis, management reviews its asset groups for indicators of impairment that would indicate the carrying value of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying value of the asset group. An impairment loss is determined if the carrying value of the asset group is not recoverable and is measured as the excess of the carrying value over the asset group’s fair value.

We identified the evaluation of the impairment assessment for a specific long-lived asset group in Wyoming and Utah as a critical audit matter. Subjective auditor judgment was required to evaluate WES Operating’s estimate of the fair value of the asset group, specifically the assessment of the projected throughput and discount rate assumptions. Specialized skills and knowledge were required to evaluate the discount rate used in the valuation model.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over WES Operating’s long-lived asset impairment process. This included certain controls over the determination of the forecasted throughput and the discount rate. We compared historical forecasted volumes to actual volumetric results to assess WES Operating’s ability to forecast. We evaluated the forecasted throughput included in the valuation model by comparing it to external market and industry data related to producer drilling activity in the relevant basin. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation model by developing a range of independent estimates that was determined using publicly available market data for comparable entities, and comparing the discount rate selected by management to the range of independently developed estimates.

Goodwill impairment assessment for the gathering and processing reporting unit

As discussed in Note 10 to the consolidated financial statements, WES Operating recognized a goodwill impairment of $441.0 million related to the gathering and processing reporting unit during the first quarter of 2020. WES Operating conducts an impairment test annually on October 1 and when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the fair value of a reporting unit is less than its carrying value. The fair value of the reporting unit is estimated using both the market approach and the income approach. The market approach estimates fair value by applying a market multiple, determined by reference to market multiples for comparable publicly traded companies, to the expected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of the gathering and processing reporting unit. The income approach is based on forecasted future cash flows that are discounted to present value using a discount rate that considers timing and risk of future cash flows.

We identified the evaluation of the goodwill impairment assessment for the gathering and processing reporting unit as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the fair value of the gathering and processing reporting unit based on the market and income approaches. Specifically, subjective auditor judgment and specialized skills and knowledge were required to evaluate WES Operating’s estimate of EBITDA multiples for comparable publicly traded companies and the discount rate used in determining the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over WES Operating’s goodwill impairment process. This included certain controls over the determination of the EBITDA multiples and discount rate used in the estimation of the fair value of the gathering and processing reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the EBITDA multiples used by management in the valuation, including examining the guideline public companies used to determine the market multiples and rationale for selected multiples used by management in the valuation analysis. Further, the valuation professionals assisted in evaluating the discount rate used in the discounted cash flow model by developing a range of independent estimates that was determined using publicly available market data for comparable entities and comparing the discount rate selected by management to the range of independently developed estimates. We tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of Western Midstream Partners, LP.

Estimated constraint on variable consideration related to a certain gas-gathering revenue contract and oil-gathering revenue contract with a customer

As discussed in Notes 1 and 2 to the consolidated financial statements, certain of WES Operating’s midstream services agreements have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related midstream facility cost-of-service rate provisions. Annual adjustments are made to the cost-of-service rates charged to certain of its customers, and as a result, a cumulative catch-up revenue adjustment related to services already provided may be recorded. WES Operating assesses whether a significant reversal of the cumulative catch-up revenue adjustment is probable of occurring and if so, the variable consideration may be constrained up to the amount of the probable significant reversal.

We identified the assessment of the estimated constraint on variable consideration related to one gas-gathering contract and one oil-gathering revenue contract as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the probability of a significant reversal in the amount of variable consideration recognized due to the uncertainty related to ongoing legal proceedings and commercial negotiations with the counterparties to the contracts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over WES Operating’s annual re-determination of the cost-of-service rate. This included certain controls over the determination of the constraint on the variable consideration expected to be received under the contracts. We evaluated responses received from external legal counsel to our audit inquiry on the progress of WES Operating’s legal proceedings with the counterparties to the contracts. We examined publicly available court filings to assess the development of the legal proceedings. We made inquiries of management and inspected information available regarding the status of negotiations with the counterparties and the resulting impact on the determination of the estimated constraint on variable consideration. We evaluated the accuracy of the data used by WES Operating to calculate the variable consideration constraint.

/s/ KPMG LLP

We have served as WES Operating’s auditor since 2007.

Houston, Texas
February 26, 2021

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2020	2019	2018
Revenues and other
Service revenues – fee based	$2,584,323	$2,388,191	$1,905,728
Service revenues – product based	48,369	70,127	88,785
Product sales	138,559	286,388	303,020
Other	1,341	1,468	2,125
Total revenues and other (1)	2,772,592	2,746,174	2,299,658
Equity income, net – related parties	226,750	237,518	195,469
Operating expenses
Cost of product	188,088	444,247	415,505
Operation and maintenance	580,874	641,219	480,861
General and administrative	152,217	107,772	63,166
Property and other taxes	68,340	61,352	51,848
Depreciation and amortization	491,086	483,255	389,164
Long-lived asset and other impairments	203,889	6,279	230,584
Goodwill impairment	441,017	—	—
Total operating expenses (2)	2,125,511	1,744,124	1,631,128
Gain (loss) on divestiture and other, net	8,634	(1,406)	1,312
Operating income (loss)	882,465	1,238,162	865,311
Interest income – Anadarko note receivable	11,736	16,900	16,900
Interest expense	(380,058)	(303,041)	(181,796)
Gain (loss) on early extinguishment of debt	11,234	—	—
Other income (expense), net (3)	1,008	(123,864)	(4,955)
Income (loss) before income taxes	526,385	828,157	695,460
Income tax expense (benefit)	5,998	13,472	58,934
Net income (loss)	520,387	814,685	636,526
Net income (loss) attributable to noncontrolling interest	(20,990)	7,095	8,609
Net income (loss) attributable to Western Midstream Operating, LP	$541,377	$807,590	$627,917
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$541,377	$807,590	$627,917
Pre-acquisition net (income) loss allocated to Anadarko	—	(29,279)	(182,142)
General partner interest in net (income) loss (4)	—	—	(346,538)
Common and Class C limited partners’ interest in net income (loss) (4)	541,377	778,311	99,237
Net income (loss) per common unit – basic and diluted (4)	N/A	N/A	$0.55
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.8 billion, $1.6 billion, and $1.4 billion for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $184.0 million, $501.4 million, and $333.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the years ended December 31, 2019 and 2018. See Note 13.
(4)See Note 5.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$418,537	$98,122
Accounts receivable, net	407,549	260,748
Other current assets	43,244	39,914
Total current assets	869,330	398,784
Anadarko note receivable	—	260,000
Property, plant, and equipment
Cost	12,641,745	12,355,671
Less accumulated depreciation	3,931,800	3,290,740
Net property, plant, and equipment	8,709,945	9,064,931
Goodwill	4,783	445,800
Other intangible assets	776,409	809,391
Equity investments	1,224,813	1,285,717
Other assets (1)	171,013	78,202
Total assets (2)	$11,756,293	$12,342,825
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$210,532	$293,128
Short-term debt	438,870	7,873
Accrued ad valorem taxes	41,427	35,160
Accrued liabilities	230,833	149,639
Total current liabilities	921,662	485,800
Long-term liabilities
Long-term debt	7,415,832	7,951,565
Deferred income taxes	22,195	18,899
Asset retirement obligations	260,283	336,396
Other liabilities	275,570	208,346
Total long-term liabilities	7,973,880	8,515,206
Total liabilities (3)	8,895,542	9,001,006
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at December 31, 2020 and 2019)	2,831,199	3,286,620
Total partners’ capital	2,831,199	3,286,620
Noncontrolling interest	29,552	55,199
Total equity and partners’ capital	2,860,751	3,341,819
Total liabilities, equity, and partners’ capital	$11,756,293	$12,342,825
_________________________________________________________________________________________
(1)Other assets includes $4.2 million and $4.5 million of NGLs line-fill inventory as of December 31, 2020 and 2019, respectively. Other assets also includes $71.9 million of materials and supplies inventory as of December 31, 2020. See Note 1.
(2)Total assets includes related-party amounts of $1.5 billion and $1.7 billion as of December 31, 2020 and 2019, respectively, which includes related-party Accounts receivable, net of $246.1 million and $113.6 million as of December 31, 2020 and 2019, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $164.3 million and $108.8 million as of December 31, 2020 and 2019, respectively. See Note 6.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2017	$1,050,171	$2,950,010	$780,040	$179,232	$61,729	$5,021,182
Cumulative effect of accounting change (1)	629	(41,108)	(3,533)	(696)	958	(43,750)
Net income (loss)	182,142	87,581	11,656	346,538	8,609	636,526
Above-market component of swap agreements with Anadarko (2)	—	51,618	—	—	—	51,618
Amortization of beneficial conversion feature of Class C units	—	(3,247)	3,247	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(13,529)	(13,529)
Distributions to WES Operating unitholders	—	(575,323)	—	(318,326)	—	(893,649)
Contributions of equity-based compensation from Anadarko	—	5,613	—	114	—	5,727
Net pre-acquisition contributions from (distributions to) related parties	97,755	—	—	—	—	97,755
Net contributions from (distributions to) related parties	58,835	—	—	—	—	58,835
Adjustments of net deferred tax liabilities	(1,514)	—	—	—	—	(1,514)
Other	—	396	—	—	—	396
Balance at December 31, 2018	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,279	765,678	10,636	1,997	7,095	814,685
Cumulative impact of the Merger transactions (3)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(9,663)	(9,663)
Distributions to WES Operating unitholders	—	(1,039,158)	—	(85,230)	—	(1,124,388)
Acquisitions from related parties (4)	(2,149,218)	141,717	—	—	—	(2,007,501)
Contributions of equity-based compensation from Occidental	—	13,938	—	19	—	13,957
Net pre-acquisition contributions from (distributions to) related parties	458,819	—	—	—	—	458,819
Net contributions from (distributions to) related parties	—	(90)	—	—	—	(90)
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	269	—	—	—	269
Balance at December 31, 2019	$—	$3,286,620	$—	$—	$55,199	$3,341,819
Net income (loss)	—	541,377	—	—	(20,990)	520,387
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(8,644)	(8,644)
Distributions to WES Operating unitholders	—	(771,546)	—	—	—	(771,546)
Acquisitions from related parties	—	(3,987)	—	—	3,987	—
Contributions of equity-based compensation from Occidental	—	14,604	—	—	—	14,604
Unit exchange with Occidental (2)	—	(261,878)	—	—	—	(261,878)
Net contributions from (distributions to) related parties (5)	—	24,466	—	—	—	24,466
Other	—	1,543	—	—	—	1,543
Balance at December 31, 2020	$—	$2,831,199	$—	$—	$29,552	$2,860,751
_________________________________________________________________________________________
(1)Includes the adoption of Revenue from Contracts with Customers (Topic 606) on January 1, 2018.
(2)See Note 6.
(3)See Note 1.
(4)The amount allocated to common unitholders represents a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.
(5)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$520,387	$814,685	$636,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	491,086	483,255	389,164
Long-lived asset and other impairments	203,889	6,279	230,584
Goodwill impairment	441,017	—	—
Non-cash equity-based compensation expense	14,604	14,235	6,153
Deferred income taxes	3,296	7,609	139,048
Accretion and amortization of long-term obligations, net	8,654	8,421	5,142
Equity income, net – related parties	(226,750)	(237,518)	(195,469)
Distributions from equity-investment earnings – related parties	246,637	234,572	187,392
(Gain) loss on divestiture and other, net	(8,634)	1,406	(1,312)
(Gain) loss on early extinguishment of debt	(11,234)	—	—
(Gain) loss on interest-rate swaps	—	125,334	7,972
Cash paid to settle interest-rate swaps	(25,621)	(107,685)	—
Other	193	236	752
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(147,041)	(44,939)	(60,460)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	105,352	(29,745)	44,424
Change in other items, net	24,816	56,044	(37,802)
Net cash provided by operating activities	1,640,651	1,332,189	1,352,114
Cash flows from investing activities
Capital expenditures	(423,091)	(1,188,829)	(1,948,595)
Acquisitions from related parties	—	(2,007,926)	(254)
Acquisitions from third parties	(511)	(93,303)	(161,858)
Contributions to equity investments – related parties	(19,388)	(128,393)	(133,629)
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
Proceeds from the sale of assets to third parties	20,333	342	3,938
Additions to materials and supplies inventory and other	(57,757)	—	—
Net cash used in investing activities	(448,254)	(3,387,853)	(2,210,813)
Cash flows from financing activities
Borrowings, net of debt issuance costs (1)	3,681,173	4,169,695	2,671,344
Repayments of debt (2)	(3,803,888)	(1,439,595)	(1,040,000)
Increase (decrease) in outstanding checks	20,664	1,571	(3,206)
Distributions to WES Operating unitholders (3)	(771,546)	(1,124,388)	(893,649)
Distributions to Chipeta noncontrolling interest owner	(8,644)	(9,663)	(13,529)
Net contributions from (distributions to) related parties	24,466	458,819	97,755
Above-market component of swap agreements with Anadarko (3)	—	7,407	51,618
Finance lease payments (4)	(14,207)	(508)	—
Net cash provided by (used in) financing activities	(871,982)	2,063,338	870,333
Net increase (decrease) in cash and cash equivalents	320,415	7,674	11,634
Cash and cash equivalents at beginning of period	98,122	90,448	78,814
Cash and cash equivalents at end of period	$418,537	$98,122	$90,448
Supplemental disclosures
Non-cash unit exchange with Occidental (3)	$(261,878)	$—	$—
Net distributions to (contributions from) Anadarko of other assets	—	90	(58,835)
Interest paid, net of capitalized interest	349,913	293,561	139,482
Taxes paid (reimbursements received)	(384)	96	2,408
Accrued capital expenditures	25,126	140,954	274,632
________________________________________________________________________________________
(1)For the years ended December 31, 2019 and 2018, includes $11.0 million and $321.8 million of borrowings, respectively, under the APCWH Note Payable.
(2)For the year ended December 31, 2019, includes a $439.6 million repayment to settle the APCWH Note Payable. See Note 6.
(3)See Note 6.
(4)For the year ended December 31, 2020, includes related-party payments of $6.4 million.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Related parties” refers to Occidental (see Note 6) and the Partnership’s investments accounted for under the equity method of accounting (see Note 7).
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of December 31, 2020, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	39	3	—	—
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. Latham Train II, a cryogenic train at the DJ Basin complex, commenced operations during the first quarter of 2020. Loving ROTF Trains III and IV, oil-stabilization trains at the DBM oil system, commenced operations during the first and third quarters of 2020, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

•Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries (i) seconded certain personnel employed by Occidental to WES Operating GP, in exchange for which WES Operating GP paid a monthly secondment and shared services fee to Occidental equivalent to the direct cost of the seconded employees until their transfer to the Partnership and (ii) agreed to continue to provide certain administrative and operational services to the Partnership for up to a two-year transition period. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. The Services Agreement also included provisions governing the transfer of certain employees to the Partnership and the assumption by the Partnership of liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to the Partnership.

•RCF amendment. WES Operating entered into an amendment to its $2.0 billion senior unsecured revolving credit facility (“RCF”) to, among other things, (i) effective on February 14, 2020, exercise the final one-year extension option to extend the maturity date of the RCF to February 14, 2025, for the extending lenders, and (ii) modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of the Partnership elect to remove the general partner as the general partner of the Partnership in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the RCF. See Note 13.

•Term loan facility amendment. WES Operating entered into an amendment to its $3.0 billion senior unsecured credit facility (“Term loan facility”) to, among other things, modify the change of control definition to provide, among other things, that, subject to certain conditions, if the limited partners of the Partnership elect to remove the general partner as the general partner of the Partnership in accordance with the terms of the partnership agreement, then such removal will not constitute a change of control under the Term loan facility. See Note 13.

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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned:

Percentage Interest
Full consolidation
Chipeta (1)	75.00%
Proportionate consolidation (2)
Springfield system	50.10%
Marcellus Interest systems	33.75%
Equity investments (3)
Mi Vida JV LLC (“Mi Vida”)	50.00%
Ranch Westex JV LLC (“Ranch Westex”)	50.00%
Front Range Pipeline LLC (“FRP”)	33.33%
Red Bluff Express Pipeline, LLC (“Red Bluff Express”)	30.00%
Enterprise EF78 LLC (“Mont Belvieu JV”)	25.00%
Rendezvous Gas Services, LLC (“Rendezvous”)	22.00%
Texas Express Pipeline LLC (“TEP”)	20.00%
Texas Express Gathering LLC (“TEG”)	20.00%
Whitethorn Pipeline Company LLC (“Whitethorn LLC”)	20.00%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	20.00%
Cactus II Pipeline LLC (“Cactus II”)	15.00%
Panola Pipeline Company, LLC (“Panola”)	15.00%
White Cliffs Pipeline, LLC (“White Cliffs”)	10.00%
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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating as of December 31, 2020 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental; therefore, the Partnership’s prior asset acquisitions from Anadarko were classified as transfers of net assets between entities under common control. As such, assets acquired from Anadarko initially were recorded at Anadarko’s historic carrying value, which did not equate to the total acquisition price paid by the Partnership. Further, subsequent to asset acquisitions from Anadarko, the Partnership was required to recast its financial statements to include the activities of acquired assets from the date of common control.
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

Use of estimates. In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other reasonable methods. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Effects on the business, financial condition, and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.

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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

In determining fair value, management uses observable market data when available, or models that incorporate observable market data. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market approach is used, depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment because results are based on expected future events or conditions, such as contractual rates, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates, and other factors. The market approach uses management’s best assumptions regarding expectations of projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and an assumed multiple of that EBITDA that a willing buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, the assumptions used reflect a market participant’s view of long-term revenues, costs, and other factors, and are consistent with assumptions used in the Partnership’s business plans and investment decisions.
Management uses relevant observable inputs available for the valuation technique employed to estimate fair value. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based on the lowest level of input that is significant to the fair-value measurement. Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, goodwill and other intangibles, initial measurement of asset retirement obligations, and initial measurement of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill, equity investments, and the initial recognition of asset retirement obligations and environmental obligations use Level-3 inputs.
The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. See Note 13.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Credit losses. Accounts receivable represent contractual rights for services performed, with, on average, 30-day payment terms from the invoice date. Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts and accrued deficiency fees. Exposure to credit losses is analyzed within collective pools for all of our customers and, if necessary, individual customers may be analyzed separately if their credit quality becomes a concern. The Partnership monitors credit exposure to all customers to ensure exposures are within established credit limits.
As of December 31, 2020, there have been no negative indications regarding the collectability of significant receivables as it relates to impacts from the global outbreak of the coronavirus (“COVID-19”) and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2020 and 2019.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2020, imbalance receivables and payables were $13.0 million and $3.3 million, respectively. As of December 31, 2019, imbalance receivables and payables were $4.7 million and $2.7 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

Inventory. The cost of NGLs inventory is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or net realizable value. NGLs inventory is reported in Other current assets and NGLs line-fill inventory is reported in Other assets on the consolidated balance sheets. Materials and supplies inventory is valued at weighted-average cost, reviewed periodically for obsolescence, and assessed for impairment together with any associated property, plant, and equipment and other intangible assets. Beginning with the second quarter of 2020, materials and supplies inventory, previously reported in Other current assets, is prospectively reported in Other assets on the consolidated balance sheets. See Note 11.

Property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Because prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control, the assets acquired were initially recorded at Anadarko’s historic carrying value. The difference between the carrying value of net assets acquired from Anadarko and the consideration paid has been recorded as an adjustment to partners’ capital. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
All construction-related direct labor and material costs are capitalized. The cost of renewals and betterments that extend the useful life of property, plant, and equipment is also capitalized. The cost of repairs, replacements, and major maintenance projects that do not extend the useful life or increase the expected output of property, plant, and equipment is expensed as incurred.
Depreciation is computed using the straight-line method based on estimated useful lives and salvage values of assets. Subsequent events could cause a change in estimates of remaining useful lives or salvage value, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand in the area.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Management assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets, as described in Note 10, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to Long-lived asset and other impairments. Refer to Note 9 for a description of impairments recorded during the years ended December 31, 2020, 2019, and 2018.

Capitalized interest. Interest is capitalized as part of the historical cost of constructing assets that are in progress. Capitalized interest is determined by multiplying the Partnership’s weighted-average borrowing cost on debt by the average amount of assets under construction. Cumulative capitalized interest accrued during the year is expensed through depreciation or impairment.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated historic carrying value of midstream goodwill attributed to the Partnership’s assets previously acquired from Anadarko. The Partnership had allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. Goodwill is evaluated for impairment at the reporting unit level annually, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether goodwill is impaired. If management concludes, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no goodwill impairment is recorded and further testing is not necessary. If an assessment of qualitative factors does not result in management’s determination that the fair value of the reporting unit more likely than not exceeds its carrying value, then a quantitative assessment must be performed. If the quantitative assessment indicates that the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment is recorded for the amount by which the reporting unit’s carrying value exceeds its fair value through a charge to Goodwill impairment. The Partnership recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying value of goodwill to zero for the gathering and processing reporting unit. See Note 10.

Asset retirement obligations. When tangible long-lived assets are acquired or constructed, the initial estimated asset retirement obligation liability is recognized at fair value, measured using discounted expected future cash outflows of the settlement obligation, with an associated increase in property, plant, and equipment. Over time, the discounted liability is adjusted up to its expected settlement value through accretion expense, which is reported within Depreciation and amortization in the consolidated statements of operations. Estimated asset retirement costs typically extend many years into the future, and estimation requires significant judgment. Subsequent to the initial recognition, the liability is adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant, and equipment, or depreciation expense if the asset is fully depreciated) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. See Note 12.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Environmental expenditures. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local laws and regulations. Losses associated with environmental obligations are accrued when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated, with the exception of environmental obligations acquired in a business combination, which are recorded at fair value at the time of acquisition. Accruals for estimated losses from environmental-remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study or when the evaluation of response options is complete. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 16.

Revenue and cost of product. The Partnership provides gathering, processing, treating, transportation, and disposal services pursuant to a variety of contracts. Under these arrangements, the Partnership receives fees and/or retains a percentage of products or a percentage of the proceeds from the sale of the customer’s products. These revenues are included in Service revenues and Product sales in the consolidated statements of operations. Payment is generally received from the customer in the month following the service or delivery of the product. Contracts with customers generally have initial terms ranging from 5 to 10 years.
    Service revenues – fee based is recognized for fee-based contracts in the month of service based on the volumes delivered by the customer. Producers’ wells or production facilities are connected to the Partnership’s gathering systems for gathering, processing, treating, transportation, and disposal of natural gas, NGLs, condensate, crude oil, and produced water, as applicable. Revenues are valued based on the rate in effect for the month of service when the fee is either the same per-unit rate over the contract term or when the fee escalates and the escalation factor approximates inflation. Deficiency fees charged to customers that do not meet their minimum delivery requirements are recognized as services are performed based on an estimate of the fees that will be billed at the completion of the performance period. Because of its significant upfront capital investment, the Partnership may charge additional service fees to customers for only a portion of the contract term (i.e., for the first year of a contract or until reaching a volume threshold), and these fees are recognized as revenue over the expected period of customer benefit, which is generally the life of the related properties. Timing differences between amounts recognized in Service revenues – fee based and the amounts billed to customer are recognized as contract assets or contract liabilities, and are amortized over the related contract period. Prior to April 1, 2020, the Partnership also recognized revenue and cost of product expense from marketing services performed on behalf of its customers by Occidental. Effective April 1, 2020, changes to marketing-contract terms with Occidental terminated Occidental’s prior status as an agent of the Partnership for third-party sales and established Occidental as a customer of the Partnership. Accordingly, the Partnership no longer recognizes revenue and the equivalent cost of product expense for the marketing services performed by Occidental. See Note 6.
    The Partnership also receives Service revenues – fee based from contracts that have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost of service. These fees include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. The cost-of-service rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. If the Partnership determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal.
Service revenues – product based includes service revenues from percent-of-proceeds gathering and processing contracts that are recognized net of the cost of product for purchases from the Partnership’s customers since it is acting as the agent in the product sale. Keep-whole and percent-of-product agreements result in Service revenues – product based being recognized when the natural gas and/or NGLs are received from the customer as non-cash consideration for the services provided. Non-cash consideration for these services is valued at the time the services are provided. Revenue is also recognized in Product sales, along with the cost of product expense related to the sale, when the product received as non-cash consideration is sold to either Occidental or a third party.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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
    The Partnership receives aid-in-construction reimbursements for certain capital costs necessary to provide services to customers (i.e., connection costs, etc.) under certain service contracts. Aid-in-construction reimbursements are reflected as a contract liability when received and are amortized to Service revenues – fee based over the expected period of customer benefit, which is generally the life of the related properties.

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $12.5 million for the year ended December 31, 2020.

Partnership income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of the Partnership’s investment in WES Operating. The Partnership’s accounting policy is to “look through” its investment in WES Operating for purposes of calculating deferred income tax asset and liability balances attributable to the Partnership’s interests in WES Operating. The Partnership had no material uncertain tax positions at December 31, 2020 or 2019.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES Operating had no material uncertain tax positions at December 31, 2020 or 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Partnership’s net income (loss) per common unit. Subsequent to entering into the Exchange Agreement, the Partnership applies the two-class method in determining net income (loss) per unit applicable to master limited partnerships having multiple classes of securities, including common units and general partner units. The two-class method allocates earnings pursuant to a formula that treats participating securities as having rights to earnings that otherwise would have been available to common unitholders. Under the two-class method, net income (loss) per unit is calculated as if all of the earnings for the period were distributed pursuant to the terms of the relevant contractual arrangement. The accounting guidance provides the methodology for the allocation of undistributed earnings to the general partner and limited partners and the circumstances in which such an allocation should be made. For the Partnership, earnings per unit is calculated based on the assumption that the Partnership distributes cash to its unitholders equal to the net income of the Partnership, notwithstanding the general partner’s ultimate discretion over the amount of cash to be distributed for the period, the existence of other legal or contractual limitations that would prevent distributions of all of the net income for the period, or any other economic or practical limitation on the ability to make a full distribution of the net income for the period. See Note 5.

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated because no publicly traded units remained outstanding. For periods prior to the closing of the Merger, WES Operating applied the two-class method in determining net income (loss) per unit applicable to master limited partnerships having multiple classes of securities, including common units, Class C units, general partner units, and IDRs. See Note 5.

Leases. The Partnership determines if an arrangement is a lease based on the rights and obligations conveyed at contract inception. Significant judgment is required when determining whether a customer obtains the right to direct the use of identified property or equipment.
    When the Partnership is a lessee at the lease-commencement date, a lease is classified as either operating or finance, and right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of future lease payments over the lease term. As the rate implicit in the Partnership’s leases is generally not readily determinable, the Partnership discounts lease liabilities using the Partnership’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included as ROU assets. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Partnership will exercise that option. Leases of 12 months or less are not recognized on the consolidated balance sheets. Lease cost is generally recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized over the lease term using the effective interest method. Variable lease payments are recognized when the obligation for those payments is incurred.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2020	2019	2018
Revenue from customers
Service revenues – fee based	$2,360,680	$2,388,191	$1,905,728
Service revenues – product based	48,369	70,127	88,785
Product sales	138,559	287,055	310,895
Total revenue from customers	2,547,608	2,745,373	2,305,408
Revenue from other than customers
Lease revenue (1)	223,643	—	—
Net gains (losses) on commodity-price swap agreements	—	(667)	(7,875)
Other	1,341	1,468	2,125
Total revenues and other	$2,772,592	$2,746,174	$2,299,658
_________________________________________________________________________________________
(1)For the year ended December 31, 2020, includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

Certain of the Partnership’s midstream services contracts have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost-of-service rate provisions (see Note 1). During the year ended December 31, 2020, the Partnership constrained revenue under one of its gas-gathering and oil-gathering contracts due to uncertainty related to ongoing legal proceedings and commercial negotiations with the counterparties to the contracts. Future revenue reversals could occur to the extent the outcome of the legal proceedings and commercial negotiations differ from our current assumptions.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $428.2 million and $362.6 million as of December 31, 2020 and 2019, respectively.
Contract assets primarily relate to revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2020	2019
Contract assets balance at beginning of year	$67,357	$47,621
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(7,129)	(4,841)
Additional estimated revenues recognized	3,877	14,698
Cumulative catch-up adjustment for change in estimated consideration due to an annual cost-of-service rate update	(7,761)	9,879
Contract assets balance at end of year	$56,344	$67,357

	December 31,
thousands	2020	2019
Other current assets	$5,338	$7,129
Other assets	51,006	60,228
Total contract assets from contracts with customers	$56,344	$67,357

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract liabilities primarily relate to (i) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit, (ii) fixed and variable fees under cost-of-service contracts that are received from customers for which revenue recognition is deferred, and (iii) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit. The following table summarizes activity related to contract liabilities from contracts with customers:

	Year Ended December 31,
thousands	2020	2019
Contract liabilities balance at beginning of year	$222,274	$145,624
Cash received or receivable, excluding revenues recognized during the period	65,215	75,166
Revenues recognized that were included in the contract liability balance at the beginning of the period	(13,842)	(12,110)
Cumulative catch-up adjustment for change in estimated consideration due to an annual cost-of-service rate update	(6,710)	13,594
Contract liabilities balance at end of year	$266,937	$222,274

	December 31,
thousands	2020	2019
Accrued liabilities	$31,477	$19,659
Other liabilities	235,460	202,615
Total contract liabilities from contracts with customers	$266,937	$222,274

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2021	$792,553
2022	1,048,087
2023	993,059
2024	964,179
2025	882,461
Thereafter	2,698,435
Total	$7,378,774

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

Red Bluff Express acquisition. In January 2019, the Partnership acquired a 30% interest in Red Bluff Express, which owns a third-party-operated natural-gas pipeline connecting processing plants in Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas. The Partnership acquired its 30% interest from a third party via an initial net investment of $92.5 million, which represented a 30% share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand and the interest in Red Bluff Express is accounted for under the equity method of accounting. See Note 7.

Whitethorn LLC acquisition. In June 2018, the Partnership acquired a 20% interest in Whitethorn LLC, which owns a crude-oil and condensate pipeline that originates in Midland, Texas, and terminates in Sealy, Texas (the “Midland-to-Sealy pipeline”) and related storage facilities (collectively referred to as “Whitethorn”). A third party operates Whitethorn and oversees the related commercial activities. In connection with its investment in Whitethorn LLC, the Partnership shares proportionally in the commercial activities. The Partnership acquired its 20% interest via a $150.6 million net investment, which was funded with cash on hand and is accounted for under the equity method of accounting. See Note 7.

Cactus II acquisition. In June 2018, the Partnership acquired a 15% interest in Cactus II, which owns a crude-oil pipeline operated by a third party (the “Cactus II pipeline”) connecting West Texas to the Corpus Christi area. The Cactus II pipeline began delivering crude oil during the third quarter of 2019 and became fully operational in the first quarter of 2020. The Partnership acquired its 15% interest from a third party via an initial net investment of $12.1 million, which represented its share of costs incurred up to the date of acquisition. The initial investment was funded with cash on hand, and the interest in Cactus II is accounted for under the equity method of accounting. See Note 7.

Fort Union and Bison facilities. In October 2020, the Partnership (i) sold its 14.81% interest in Fort Union Gas Gathering, LLC (“Fort Union”), which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party, exercisable during the first quarter of 2021. The Partnership received combined proceeds of $27.0 million, resulting in a net gain on sale of $21.0 million related to the Fort Union interest that was recorded in the fourth quarter of 2020 as Gain (loss) on divestiture and other, net in the consolidated statements of operations. A gain related to the option agreement and potential sale of the Bison treating facility will be recognized in the first quarter of 2021 if the option is exercised or expires.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

Partnership distributions. Under its partnership agreement, the Partnership distributes all of its available cash (beyond proper reserves as defined in its partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The Board of Directors of the general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2018 (1)
March 31	$0.56875	$124,518	May 2018
June 30	0.58250	127,531	August 2018
September 30	0.59500	130,268	November 2018
December 31	0.60250	131,910	February 2019
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30	0.62000	280,880	November 2019
December 31	0.62200	281,786	February 2020
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30	0.31100	132,255	November 2020
December 31 (2)	0.31100	131,265	February 2021
_________________________________________________________________________________________
(1)The 2018 distributions were declared and paid prior to the closing of the Merger.
(2)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2020 of $0.31100 per unit, or $131.3 million in aggregate. The cash distribution was paid on February 12, 2021 to unitholders of record at the close of business on February 1, 2021, including the general partner units that were issued on December 31, 2019 (see Note 1).

Following the transactions contemplated by the Exchange Agreement, the general partner units are entitled to all quarterly distributions beginning with the cash distribution declared for the fourth quarter of 2019.

Available cash. The amount of available cash (beyond proper reserves as defined in our partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments, or other agreements; or to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

WES Operating partnership distributions. Immediately prior to the closing of the Merger, the WES Operating incentive distribution rights (“IDRs”) and general partner units were converted into WES Operating common units and a non-economic general partner interest in WES Operating, and at Merger completion, all WES Operating common units held by the public and subsidiaries of Anadarko (other than common units held by the Partnership, WES Operating GP, and 6.4 million common units held by a subsidiary of Anadarko) were converted into common units of the Partnership. Beginning with the first quarter of 2019, WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

WES Operating paid the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2019
March 31	$283,271
June 30	288,083
September 30	289,676
December 31	290,314
2020
March 31	$143,404
June 30	143,404
September 30	143,404
December 31	127,470

Prior to the closing of the Merger, WES Operating paid the following cash distributions to WES Operating’s common and general partner unitholders for the periods presented:

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

WES Operating’s general partner interest and incentive distribution rights. Prior to the closing of the Merger, WES Operating GP was entitled to 1.5% of all quarterly distributions that WES Operating made prior to its liquidation, and as the former holder of the IDRs, was entitled to incentive distributions at the maximum distribution-sharing percentage of 48.0%. Immediately prior to the closing of the Merger, the IDRs and the general partner units converted into WES Operating common units and a non-economic general partner interest in WES Operating.

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
As of December 31, 2020, Occidental held 214,281,578 common units, representing a 50.7% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.1% general partner interest in the Partnership (see Note 1). The public held 199,558,285 common units, representing a 47.2% limited partner interest in the Partnership.

Partnership equity repurchases. In November 2020, the Board of Directors authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2020, the Partnership had repurchased 2,368,711 common units through open-market purchases for a total of $32.5 million. The units were canceled by the Partnership immediately upon receipt.

Holdings of WES Operating equity. As of December 31, 2020, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

WES Operating Class C units. In November 2014, WES Operating issued 10,913,853 Class C units to APC Midstream Holdings, LLC (“AMH”), pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund the acquisition of DBM.
The Class C units were issued at a discount to the then-current market price of the common units into which they were convertible. This discount represented a beneficial conversion feature, and at issuance, was reflected as an increase to WES Operating common unitholders’ capital and a decrease to Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature was considered a non-cash distribution that was recognized from the date of issuance through the date of conversion, resulting in an increase to Class C unitholder capital and a decrease to WES Operating common unitholders’ capital as amortized. The beneficial conversion feature was amortized assuming an extended conversion date of March 1, 2020, using the effective yield method. The impact of the beneficial conversion feature amortization was included in the calculation of earnings per unit (see WES Operating’s net income (loss) per common unit below).
All outstanding Class C units converted into WES Operating common units on a one-for-one basis immediately prior to the closing of the Merger (see Note 1).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Partnership’s net income (loss) per common unit. Following the transactions contemplated by the Exchange Agreement, the common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses using the two-class method. Specifically, net income equal to the amount of available cash (beyond proper reserves as defined by the partnership agreement) was allocated to the common and general partner unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income (loss)) were then allocated to the common and general partner unitholders in accordance with their weighted-average ownership percentage during each period.
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

WES Operating’s net income (loss) per common unit. For periods subsequent to the closing of the Merger, net income (loss) per common unit for WES Operating is not calculated because no publicly traded units remained outstanding.
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

WES Operating GP. The general partner’s allocation was equal to cash distributions plus its portion of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (beyond proper reserves as defined by WES Operating’s partnership agreement) was allocated to the general partner consistent with actual cash distributions and capital account allocations, including incentive distributions. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income(loss)) were then allocated to the general partner in accordance with its weighted-average ownership percentage during each period.

WES Operating Common and Class C unitholders. The Class C units were considered a participating security because they participated in distributions with common units according to a predetermined formula (see Note 4). The common and Class C unitholders’ allocation was equal to their cash distributions plus their respective allocations of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (beyond proper reserves as defined by the WES Operating partnership agreement) was allocated to the common and Class C unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings or undistributed losses were then allocated to the common and Class C unitholders in accordance with their respective weighted-average ownership percentages during each period. The common unitholder allocation also included the impact of the amortization of the Class C units beneficial conversion feature. Similarly, the Class C unitholder allocation was impacted by the amortization of the Class C units beneficial conversion feature (see WES Operating Class C units above).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Calculation of net income (loss) per unit. Basic net income (loss) per common unit was calculated by dividing the net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings were included on a weighted-average basis for the periods these units were outstanding. Diluted net income (loss) per common unit was calculated by dividing the sum of (i) the net income (loss) attributable to common units adjusted for a reallocation of the common and Class C limited partners’ interest in net income (loss) and (ii) the net income (loss) attributable to the Class C units as a participating security, by the sum of the weighted-average number of common units outstanding plus the dilutive effect of the weighted-average number of outstanding Class C units.
The following table illustrates the calculation of WES Operating’s net income (loss) per common unit for the year ended December 31, 2018:

thousands except per-unit amounts
Net income (loss) attributable to Western Midstream Operating, LP	$627,917
Pre-acquisition net (income) loss allocated to Anadarko	(182,142)
General partner interest in net (income) loss	(346,538)
Common and Class C limited partners’ interest in net income (loss)	$99,237
Net income (loss) allocable to common units (1)	$84,334
Net income (loss) allocable to Class C units (1)	14,903
Common and Class C limited partners’ interest in net income (loss)	$99,237
Net income (loss) per unit
Common units – basic and diluted (2)	$0.55
Weighted-average units outstanding
Common units – basic and diluted	152,606
Excluded due to anti-dilutive effect:
Class C units (2)	13,795
_________________________________________________________________________________________
(1)Adjusted to reflect amortization of the beneficial conversion feature.
(2)The impact of Class C units would be anti-dilutive for the period presented.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2020	2019	2018
Revenues and other
Service revenues – fee based	$1,740,999	$1,441,875	$1,070,066
Service revenues – product based	8,509	7,062	3,339
Product sales	71,104	158,459	280,306
Total revenues and other	1,820,612	1,607,396	1,353,711
Equity income, net – related parties (1)	226,750	237,518	195,469
Operating expenses
Cost of product	92,884	254,771	168,535
Operation and maintenance	49,533	146,990	115,948
General and administrative (2)	40,295	101,485	49,672
Total operating expenses	182,712	503,246	334,155
Gain (loss) on divestiture and other, net	(2,870)	—	—
Interest income – Anadarko note receivable	11,736	16,900	16,900
Interest expense	(6)	(1,970)	(6,746)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes (i) amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6) and (ii) equity-based compensation expense allocated to the Partnership by Occidental, portions of which are not reimbursed to Occidental and are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
	December 31,
thousands	2020	2019
Assets
Accounts receivable, net (1)	$291,253	$113,345
Other current assets	5,493	4,982
Anadarko note receivable	—	260,000
Equity investments (2)	1,224,813	1,285,717
Other assets	50,967	60,221
Total assets	1,572,526	1,724,265
Liabilities
Accounts and imbalance payables	6,664	—
Short-term debt (3)	—	7,873
Accrued liabilities	19,195	3,087
Other liabilities	138,796	97,800
Total liabilities	164,655	108,760
_________________________________________________________________________________________
(1)Increase attributable to the timing of certain related-party cash receipts. The Partnership received $77.8 million of the December 31, 2020, Accounts receivable, net balance by January 11, 2021.
(2)See Note 7.
(3)Includes amounts related to finance leases (see Note 14).

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2020	2019	2018
Distributions from equity-investment earnings – related parties	$246,637	$234,572	$187,392
Acquisitions from related parties	—	(2,007,926)	(254)
Contributions to equity investments – related parties	(19,388)	(128,393)	(133,629)
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
APCWH Note Payable borrowings	—	11,000	321,780
Repayment of APCWH Note Payable	—	(439,595)	—
Distributions to Partnership unitholders (1)	(367,861)	(566,868)	(400,194)
Distributions to WES Operating unitholders (2)	(15,434)	(19,768)	(7,583)
Net contributions from (distributions to) related parties	24,466	458,819	97,755
Above-market component of swap agreements with Anadarko	—	7,407	51,618
Finance lease payments	(6,382)	(508)	—
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
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2020	2019	2018
General and administrative (1)	$41,609	$99,613	$48,819
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Note 6) and (ii) equity-based compensation expense allocated to WES Operating by Occidental, portions of which are not reimbursed to Occidental and are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

Consolidated balance sheets
	December 31,
thousands	2020	2019
Accounts receivable, net	$246,083	$113,581

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2020	2019	2018
Distributions to WES Operating unitholders (1)	$(771,546)	$(1,025,931)	$(514,906)
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

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 41%, 38%, and 36% for the years ended December 31, 2020, 2019, and 2018, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88%, 84%, and 80% for the years ended December 31, 2020, 2019, and 2018, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 87%, 82%, and 91% for the years ended December 31, 2020, 2019, and 2018, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to the Partnership’s Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation (“Sanchez”), now Mesquite Energy, Inc. (“Mesquite”) that allows Mesquite to process gas under such agreement. For this reason, Anadarko continues to be liable under the Brasada gas processing agreement through 2034 to the extent Mesquite does not perform. For all periods presented, Mesquite has performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.
Further, in connection with the sale of its Uinta Basin assets in 2020, Kerr McGee Oil & Gas Onshore LP, a subsidiary of Occidental, retained the deficiency payment obligations under a gas processing agreement at the Chipeta plant. This contingent payment obligation extends through the earlier of October 1, 2022, or the termination of the processing agreement.

Commodity purchase and sale agreements. Through December 31, 2020, the Partnership sold a significant amount of its natural gas and NGLs to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate. Prior to April 1, 2020, AESC acted as an agent on behalf of either the Partnership or the Partnership’s customers for third-party sales. Where AESC sold natural gas and NGLs on the Partnership’s customers’ behalf, the Partnership recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on the Partnership’s behalf, the Partnership recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Key Performance Metrics under Part II, Item 7 of this Form 10-K). In addition, the Partnership purchases natural gas from AESC pursuant to purchase agreements.

Marketing Transition Services Agreement. Effective December 31, 2019, certain subsidiaries of Anadarko entered into a transition services agreement (the “Marketing Transition Services Agreement”) to provide marketing-related services to certain of the Partnership’s subsidiaries through December 31, 2020, subject to the option to extend such services for an additional six-month period. The Marketing Transition Services Agreement was terminated on December 31, 2020. While the Partnership still has some marketing agreements with affiliates of Occidental, the Partnership began marketing and selling substantially all of its natural gas and NGLs directly to third parties beginning on January 1, 2021.

Operating lease. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. See Note 14.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Shared services agreements. General and administrative expense includes costs incurred pursuant to the agreements discussed below. Under these agreements, Occidental has performed certain centralized corporate functions for the Partnership and WES Operating.

•Services Agreement. Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by the Partnership. Occidental was reimbursed for the services provided by the seconded employees. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. In late March 2020, seconded employees’ employment was transferred to the Partnership. Occidental continues to provide certain limited administrative and operational services to the Partnership, with most services expected to be fully transitioned to the Partnership by December 31, 2021. For additional information on the Services Agreement, see Note 1.

•WES omnibus agreement. Prior to December 31, 2019, the Partnership had an omnibus agreement with Occidental and the general partner (the “WES omnibus agreement”) that governed (i) the Partnership’s obligation to reimburse Occidental for expenses incurred or payments made on its behalf in connection with Occidental’s provision of general and administrative services provided to the Partnership, including certain public company expenses and general and administrative expenses, (ii) the Partnership’s obligation to pay Occidental, in quarterly installments, an administrative services fee of $250,000 per year, which was subject to an annual increase pursuant to the omnibus agreement, and (iii) the Partnership’s obligation to reimburse Occidental for all insurance coverage expenses it incurred or payments it made on the Partnership’s behalf. The WES omnibus agreement was terminated as part of the December 2019 Agreements (see Note 1).

•WES Operating omnibus agreement. Prior to December 31, 2019, WES Operating had a separate omnibus agreement with Occidental and WES Operating GP (the “WES Operating omnibus agreement”) that governed (i) Occidental’s obligation to indemnify WES Operating for certain liabilities and WES Operating’s obligation to indemnify Occidental for certain liabilities, (ii) WES Operating’s obligation to reimburse Occidental for expenses incurred or payments made on its behalf in conjunction with Occidental’s provision of general and administrative services provided to WES Operating, including salary and benefits of Occidental personnel, public company expenses, general and administrative expenses, and salaries and benefits of WES Operating’s executive management who were employees of Occidental, and (iii) WES Operating’s obligation to reimburse Occidental for all insurance coverage expenses it incurred or payments it made with respect to WES Operating’s assets. Occidental, in accordance with the partnership agreement and the WES Operating omnibus agreement, determined, in its reasonable discretion, amounts to be reimbursed by WES Operating in exchange for services provided under the WES Operating omnibus agreement. The WES Operating omnibus agreement was terminated as part of the December 2019 Agreements (see Note 1).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the grant date. General and administrative expense includes costs related to the Incentive Plans of $14.6 million, $12.9 million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Portions of these amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2020, $12.5 million of estimated unrecognized compensation expense attributable to the Incentive Plans will be allocated to the Partnership over a weighted-average period of 0.7 years.

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

Anadarko note receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note that bore interest at a fixed annual rate of 6.50%, payable quarterly and classified as interest income in the consolidated statements of operations. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% of its interest (and accrued interest owed under) the Anadarko note receivable to the Partnership and the remaining 2% of its interest to WGRAH, a subsidiary of Occidental, (ii) the Partnership subsequently assigned the 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 common units of the Partnership to the Partnership, and (iii) the Partnership canceled such common units immediately upon receipt.

Purchases from related parties. During the fourth quarter of 2020, a subsidiary of the Partnership entered into an agreement to purchase three electrical substations located in the DJ Basin from a subsidiary of Occidental for $2.0 million. This purchase was recorded as an Accrued capital expenditure as of December 31, 2020, and cash was paid in January of 2021. During 2019, the Partnership purchased $18.4 million of materials and supplies inventory from Occidental.

Related-party asset contributions. The following table summarizes related-party contributions of other assets to the Partnership:

	Year Ended December 31,
thousands	2019	2018
Cash consideration paid	$(425)	$(254)
Net carrying value	335	59,089
Partners’ capital adjustment	$(90)	$58,835

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

APCWH Note Payable. In June 2017, APC Water Holdings 1, LLC (“APCWH”) entered into an eight-year note payable agreement with Anadarko, which was repaid in the first quarter of 2019 at the Merger completion date. See Note 13.

Commodity-price swap agreements. WES Operating previously entered into commodity-price swap agreements with Anadarko to mitigate exposure to the commodity-price risk inherent in WES Operating’s percent-of-proceeds, percent-of-product, and keep-whole natural-gas processing contracts. These commodity-price swap agreements expired without renewal on December 31, 2018.
Notional volumes for each product-based commodity-price swap agreement were not specifically defined. Instead, the commodity-price swap agreements applied to the actual volumes of natural gas, condensate, and NGLs purchased and sold. The commodity-price swap agreements did not satisfy the definition of a derivative financial instrument and, therefore did not require fair-value measurement. Net losses on commodity-price swap agreements were $0.7 million (due to settlement of 2018 activity in 2019) and $7.9 million for the years ended December 31, 2019 and 2018, respectively, reported in the consolidated statements of operations as related-party Product sales. A capital contribution from Anadarko related to the commodity-price swap agreements of $7.4 million and $51.6 million was recorded in the consolidated statements of equity and partners’ capital for the years ended December 31, 2019 and 2018, respectively.

Concentration of credit risk. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments for the years ended December 31, 2020 and 2019:

thousands	Balance at December 31, 2018	Acquisitions	Equity income, net	Contributions (1)	Distributions	Distributions in excess of cumulative earnings (2)	Balance at December 31, 2019
Fort Union	$2,259	$—	$(2,232)	$—	$—	$(637)	$(610)
White Cliffs	43,020	—	9,500	5,414	(8,918)	(3,139)	45,877
Rendezvous	37,841	—	769	—	(2,710)	(2,936)	32,964
Mont Belvieu JV	104,949	—	28,412	—	(28,451)	(1,874)	103,036
TEG	19,358	—	4,088	—	(4,110)	(1,137)	18,199
TEP	193,198	—	30,871	12,220	(32,733)	—	203,556
FRP	176,436	—	32,617	30,175	(31,446)	—	207,782
Whitethorn LLC	161,858	—	74,548	10,332	(74,856)	(10,217)	161,665
Cactus II	106,360	—	10,755	56,252	(1,202)	—	172,165
Saddlehorn	108,507	—	25,524	3,550	(24,726)	—	112,855
Panola	22,769	—	2,136	—	(2,137)	(985)	21,783
Mi Vida	64,631	—	10,655	—	(12,077)	(5,402)	57,807
Ranch Westex	50,902	—	6,812	—	(8,143)	(2,893)	46,678
Red Bluff Express	—	92,546	3,063	10,450	(3,063)	(1,036)	101,960
Total	$1,092,088	$92,546	$237,518	$128,393	$(234,572)	$(30,256)	$1,285,717

thousands	Balance at December 31, 2019	Other-than-temporary impairment expense (3)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Divestitures	Balance at December 31, 2020
Fort Union	$(610)	$—	$(544)	$—	$—	$—	$1,154	$—
White Cliffs	45,877	—	5,474	993	(4,892)	(1,829)	—	45,623
Rendezvous	32,964	—	52	—	(1,994)	(2,824)	—	28,198
Mont Belvieu JV	103,036	—	25,913	—	(25,951)	(4,124)	—	98,874
TEG	18,199	—	4,483	—	(4,504)	(1,517)	—	16,661
TEP	203,556	—	36,351	—	(39,655)	(5,063)	—	195,189
FRP	207,782	—	37,736	3,670	(39,254)	(10,053)	—	199,881
Whitethorn LLC	161,665	—	35,725	428	(41,070)	(19)	—	156,729
Cactus II	172,165	—	22,193	13,645	(31,982)	(2,100)	—	173,921
Saddlehorn	112,855	—	26,255	—	(27,393)	—	—	111,717
Panola	21,783	—	2,047	—	(2,047)	(916)	—	20,867
Mi Vida	57,807	—	10,764	—	(11,563)	(1,977)	—	55,031
Ranch Westex	46,678	(29,399)	12,127	—	(9,802)	(706)	—	18,898
Red Bluff Express	101,960	—	8,174	652	(6,530)	(1,032)	—	103,224
Total	$1,285,717	$(29,399)	$226,750	$19,388	$(246,637)	$(32,160)	$1,154	$1,224,813
_________________________________________________________________________________________
(1)Includes capitalized interest of $3.6 million for the year ended December 31, 2019 related to the construction of the Cactus II pipeline.
(2)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.
(3)Recorded in Long-lived asset and other impairments in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The investment balance in White Cliffs at December 31, 2020, is $5.2 million less than the Partnership’s underlying equity in White Cliffs’ net assets, primarily due to the Partnership recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the White Cliffs pipeline.
The investment balance in Rendezvous at December 31, 2020, includes $30.4 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of WGRI, the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
The investment balance in Whitethorn LLC at December 31, 2020, is $36.2 million less than the Partnership’s underlying equity in Whitethorn LLC’s net assets, primarily due to terms of the acquisition agreement which provided the Partnership a share of pre-acquisition operating cash flow. This difference will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of Whitethorn.
The investment balance in Saddlehorn at December 31, 2020, was $17.0 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.
The investment balance in Ranch Westex at December 31, 2020, was $25.4 million less than the Partnership’s underlying equity in Ranch Westex’s net assets, primarily due to an impairment loss recognized by the Partnership in the third quarter of 2020. The impairment loss of $29.4 million resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $16.7 million at September 30, 2020, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.
Management evaluates its equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2020	2019	2018
Revenues	$1,635,132	$1,687,116	$1,300,921
Operating income	1,045,889	1,107,664	876,910
Net income	1,045,076	1,108,173	874,587

	December 31,
thousands	2020	2019
Current assets	$398,933	$433,390
Property, plant, and equipment, net	5,653,853	5,754,160
Other assets	171,353	175,231
Total assets	$6,224,139	$6,362,781
Current liabilities	$144,629	$223,171
Non-current liabilities	31,383	27,024
Equity	6,048,127	6,112,586
Total liabilities and equity	$6,224,139	$6,362,781

8. INCOME TAXES

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
For the year ended December 31, 2020, the variance from the federal statutory rate was primarily due to our Texas margin tax liability. For the years ended December 31, 2019 and 2018, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2020	2019	2018
Current income tax expense (benefit)
Federal income tax expense (benefit)	$—	$5,550	$(79,264)
State income tax expense (benefit)	2,702	313	(850)
Total current income tax expense (benefit)	2,702	5,863	(80,114)
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	—	2,782	133,044
State income tax expense (benefit)	3,296	4,827	6,004
Total deferred income tax expense (benefit)	3,296	7,609	139,048
Total income tax expense (benefit)	$5,998	$13,472	$58,934

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2020	2019	2018
Income (loss) before income taxes	$522,850	$821,172	$689,588
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on pre-acquisition income attributable to assets acquired from Anadarko	—	8,332	54,243
State taxes on pre-acquisition income attributable to assets acquired from Anadarko (net of federal benefit)	—	—	1,745
Texas margin tax expense (benefit)	5,998	5,140	2,946
Income tax expense (benefit)	$5,998	$13,472	$58,934
Effective tax rate	1%	2%	9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2020	2019
Depreciable property	$(22,061)	$(18,642)
Other intangible assets	(812)	(678)
Other	678	421
Net long-term deferred income tax liabilities	$(22,195)	$(18,899)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2020	2019
Land	N/A	$9,696	$9,495
Gathering systems – pipelines	30 years	5,231,212	5,092,004
Gathering systems – compressors	15 years	2,096,905	1,929,377
Processing complexes and treating facilities	25 years	3,424,368	3,237,801
Transportation pipeline and equipment	6 to 45 years	168,205	173,572
Produced-water disposal systems	20 years	831,719	754,774
Assets under construction	N/A	176,834	486,584
Other	3 to 40 years	702,806	672,064
Total property, plant, and equipment		12,641,745	12,355,671
Less accumulated depreciation		3,931,800	3,290,740
Net property, plant, and equipment		$8,709,945	$9,064,931

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the year ended December 31, 2020, the Partnership recognized impairments of $203.9 million, primarily due to $150.2 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $105.5 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future EBITDA and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. Long-lived asset and other impairments on the consolidated statements of operations for the year ended December 31, 2020, also includes a $29.4 million other-than-temporary impairment of the Partnership’s investment in Ranch Westex (see Note 7). The remaining impairments of $24.3 million were primarily at the DJ Basin complex and DBM oil system due to the cancellation of projects and impairments of rights-of-way.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

Potential future long-lived asset impairments. As of December 31, 2020, it is reasonably possible that prolonged low commodity prices, further commodity-price declines, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments. For example, on April 29, 2020, the Partnership received notice that Sanchez is attempting to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. If the attempted rejection is successful, the Partnership’s South Texas assets could be impaired.

10. GOODWILL AND OTHER INTANGIBLES

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
The Partnership evaluates goodwill for impairment at the reporting-unit level on an annual basis, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether goodwill is impaired and if deemed necessary based on this assessment, a quantitative assessment is then performed. If the quantitative assessment indicates that the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment is recorded for the amount by which the reporting unit’s carrying value exceeds its fair value.
During the three months ended March 31, 2020, the Partnership performed an interim goodwill impairment test due to a significant decline in the trading price of the Partnership’s common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership primarily used the market approach and Level-3 inputs to estimate the fair value of its two reporting units. The market approach was based on multiples of EBITDA and the Partnership’s projected future EBITDA. The EBITDA multiples were based on current and historic multiples for comparable midstream companies of similar size and business profit to the Partnership. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, operating, and general and administrative costs. The Partnership also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the valuations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired.
The Partnership’s annual qualitative goodwill impairment assessment as of October 1, 2020, indicated no further impairment. Qualitative factors also were assessed in the fourth quarter of 2020 to review any changes in circumstances subsequent to the annual test. This assessment also indicated no impairment.

Other intangible assets. The other intangible assets balance on the consolidated balance sheets includes the fair value, net of amortization, primarily related to (i) contracts assumed in connection with the Platte Valley and Wattenberg processing plant acquisitions in 2011, which are being amortized on a straight-line basis over 38 years and (ii) contracts assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
The Partnership assesses other intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. See Property, plant, and equipment and other intangible assets in Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. GOODWILL AND OTHER INTANGIBLES

The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2020	2019
Gross carrying value	$979,863	$979,863
Accumulated amortization	(203,454)	(170,472)
Other intangible assets	$776,409	$809,391

Amortization expense for intangible assets was $33.0 million, $32.0 million, and $30.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Intangible asset amortization to be recorded in each of the next five years is estimated to be $31.7 million for the years ended December 31, 2021 to December 31, 2025.

11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2020	2019	2020	2019
Trade receivables, net	$452,718	$260,458	$407,547	$260,694
Other receivables, net	162	54	2	54
Total accounts receivable, net	$452,880	$260,512	$407,549	$260,748

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2020	2019	2020	2019
NGLs inventory	$882	$906	$882	$906
Materials and supplies inventory (1)	—	23,444	—	23,444
Imbalance receivables	12,976	4,690	12,976	4,690
Prepaid insurance	8,131	5,676	6,113	3,652
Contract assets	5,338	7,129	5,338	7,129
Other	17,935	93	17,935	93
Total other current assets	$45,262	$41,938	$43,244	$39,914
_________________________________________________________________________________________
(1)See Note 1.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2020	2019	2020	2019
Accrued interest expense	$137,307	$72,064	$137,307	$72,064
Short-term asset retirement obligations	20,215	22,472	20,215	22,472
Short-term remediation and reclamation obligations	2,950	3,528	2,950	3,528
Income taxes payable	3,399	697	3,399	697
Contract liabilities	31,477	19,659	31,477	19,659
Other (1)	74,599	31,373	35,485	31,219
Total accrued liabilities	$269,947	$149,793	$230,833	$149,639
_________________________________________________________________________________________
(1)As of December 31, 2019, includes amounts related to WES Operating’s interest-rate swap agreements and lease liabilities related to the implementation of ASU 2016-02, Leases (Topic 842) (see Note 13 and Note 14).

12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2020	2019
Carrying amount of asset retirement obligations at beginning of year	$358,868	$325,962
Liabilities incurred	9,565	27,360
Liabilities settled	(20,418)	(17,104)
Accretion expense	15,070	13,599
Revisions in estimated liabilities	(82,587)	9,051
Carrying amount of asset retirement obligations at end of year	$280,498	$358,868

Revisions in estimated liabilities for the year ended December 31, 2020, primarily related to a reduction in expected settlement costs across several of the Partnership’s assets, with the largest decreases at the Third Creek gathering system, DJ Basin complex, Hilight system, and West Texas complex.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2020			December 31, 2019
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
5.375% Senior Notes due 2021	$431,081	$430,606	$436,241	$—	$—	$—
Finance lease liabilities (2)	8,264	8,264	8,264	7,873	7,873	7,873
Total short-term debt	$439,345	$438,870	$444,505	$7,873	$7,873	$7,873

Long-term debt
5.375% Senior Notes due 2021	$—	$—	$—	$500,000	$498,168	$515,042
4.000% Senior Notes due 2022	580,917	580,555	597,568	670,000	669,322	689,784
Floating-Rate Senior Notes due 2023	239,978	238,879	235,066	—	—	—
3.100% Senior Notes due 2025	1,000,000	992,900	1,028,614	—	—	—
3.950% Senior Notes due 2025	500,000	494,866	512,807	500,000	493,830	504,968
4.650% Senior Notes due 2026	500,000	496,708	524,880	500,000	496,197	513,393
4.500% Senior Notes due 2028	400,000	395,617	415,454	400,000	395,113	390,920
4.750% Senior Notes due 2028	400,000	396,555	418,786	400,000	396,190	400,962
4.050% Senior Notes due 2030	1,200,000	1,189,407	1,342,996	—	—	—
5.450% Senior Notes due 2044	600,000	593,598	607,234	600,000	593,470	533,710
5.300% Senior Notes due 2048	700,000	687,048	694,172	700,000	686,843	610,841
5.500% Senior Notes due 2048	350,000	342,543	343,928	350,000	342,432	310,198
5.250% Senior Notes due 2050	1,000,000	983,512	1,100,375	—	—	—
RCF	—	—	—	380,000	380,000	380,000
Term loan facility	—	—	—	3,000,000	3,000,000	3,000,000
Finance lease liabilities	23,644	23,644	23,644	—	—	—
Total long-term debt	$7,494,539	$7,415,832	$7,845,524	$8,000,000	$7,951,565	$7,849,818
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)Includes related-party amounts as of December 31, 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the years ended December 31, 2020 and 2019:

thousands	Carrying Value
Balance at December 31, 2018	$5,242,874
RCF borrowings	1,160,000
Term loan facility borrowings	3,000,000
APCWH Note Payable borrowings	11,000
Finance lease liabilities	7,873
Repayments of RCF borrowings	(1,000,000)
Repayment of WGP RCF borrowings	(28,000)
Repayment of APCWH Note Payable	(439,595)
Other	5,286
Balance at December 31, 2019	$7,959,438
RCF borrowings	220,000
Issuance of Floating-Rate Senior Notes due 2023	300,000
Issuance of 3.100% Senior Notes due 2025	1,000,000
Issuance of 4.050% Senior Notes due 2030	1,200,000
Issuance of 5.250% Senior Notes due 2050	1,000,000
Finance lease liabilities	24,035
Repayments of RCF borrowings	(600,000)
Repayment of Term loan facility borrowings	(3,000,000)
Repayment of 5.375% Senior Notes due 2021	(68,919)
Repayment of 4.000% Senior Notes due 2022	(89,083)
Repayment of Floating-Rate Senior Notes due 2023	(60,022)
Other	(30,747)
Balance at December 31, 2020	$7,854,702

WES Operating Senior Notes. In January 2020, WES Operating issued the following notes:

•Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, offered to the public at prices of 99.962%, 99.900%, and 99.442%, respectively, of the face amount (collectively referred to as the “Fixed-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments (described below), the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.291%, 5.173%, and 6.375%, respectively, at December 31, 2020. These effective interest rates will increase by 0.25% on February 1, 2021, due to credit-rating downgrades. Interest is paid on each such series semi-annually on February 1 and August 1 of each year, beginning August 1, 2020; and

•Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). As of December 31, 2020, the interest rate on the Floating-Rate Senior Notes was 2.07%. Interest is paid quarterly in arrears on January 13, April 13, July 13, and October 13 of each year. Interest is determined at a benchmark rate (which is initially a three-month London Interbank Offered Rate) on the interest determination date plus an initial spread of 0.85%.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes. The interest payable on each of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes is subject to adjustment from time to time if the credit rating assigned to such notes declines below certain specified levels or if credit-rating downgrades are subsequently followed by credit-rating upgrades. In 2020, Fitch Ratings and Standard and Poor’s downgraded WES Operating’s long-term debt from “BBB-” to “BB” and Moody’s Investors Service downgraded WES Operating’s long-term debt from “Ba1” to “Ba2.” As a result of these downgrades, annualized borrowing costs will increase by $43.0 million.
During the year ended December 31, 2020, WES Operating purchased and retired $218.0 million of certain of its senior notes and Floating-Rate Senior Notes via open-market repurchases, and gains of $13.5 million were recognized for the early retirement of these notes.
As of December 31, 2020, the 5.375% Senior Notes due 2021 were classified as short-term debt on the consolidated balance sheet. Subsequent to December 31, 2020, WES Operating delivered notice to redeem the 5.375% Senior Notes due 2021 on March 1, 2021, as per the optional redemption terms in WES Operating’s indenture. At December 31, 2020, WES Operating was in compliance with all covenants under the relevant governing indentures.

WGP RCF. The WGP RCF, which previously was available to purchase WES Operating common units and for general partnership purposes, matured in March 2019, and the $28.0 million of outstanding borrowings were repaid.

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
As of December 31, 2020, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of December 31, 2020 and 2019, the interest rate on any outstanding RCF borrowings was 1.64% and 3.04%, respectively. The facility-fee rate was 0.25% and 0.20% at December 31, 2020 and 2019, respectively. At December 31, 2020, WES Operating was in compliance with all covenants under the RCF.
As a result of credit-rating downgrades (see WES Operating Senior Notes above), beginning in the second quarter of 2020, the interest rate on outstanding RCF borrowings increased by 0.20% and the RCF facility-fee rate increased by 0.05%, from 0.20% to 0.25%.

Term loan facility. In December 2018, WES Operating entered into the Term loan facility, the proceeds from which were used to fund substantially all of the cash portion of the consideration under the Merger Agreement and the payment of related transaction costs (see Note 1). As of December 31, 2019, the interest rate on the outstanding borrowings was 3.10%. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated the Term loan facility (see WES Operating Senior Notes above). During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

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
In December 2019, all outstanding interest-rate swap agreements were settled. As part of the settlement, WES Operating made cash payments of $107.7 million and recorded an accrued liability of $25.6 million to be paid quarterly in 2020. For the year ended December 31, 2020, WES Operating made cash payments of $25.6 million. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.
The Partnership did not apply hedge accounting and, therefore, gains and losses associated with the interest-rate swap agreements were recognized in earnings. For the year ended December 31, 2019, non-cash losses of $125.3 million were recognized, which are included in Other income (expense), net in the consolidated statements of operations.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2020	2019	2018
Third parties
Long-term and short-term debt	$(369,815)	$(315,872)	$(200,454)
Finance lease liabilities	(1,510)	—	—
Amortization of debt issuance costs and commitment fees	(13,501)	(12,424)	(9,110)
Capitalized interest	4,774	26,980	32,479
Total interest expense – third parties	(380,052)	(301,316)	(177,085)
Related parties
APCWH Note Payable	—	(1,833)	(6,746)
Finance lease liabilities	(6)	(137)	—
Total interest expense – related parties	(6)	(1,970)	(6,746)
Interest expense	$(380,058)	$(303,286)	$(183,831)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The Partnership adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective method applied to all leases in existence on January 1, 2019, and prior-period financial statements were not adjusted. The Partnership elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases.

Lessee. The Partnership has entered into operating leases that extend through 2039 for corporate offices, shared field offices, easements, and equipment supporting the Partnership’s operations, with both Occidental and third parties as lessors. The Partnership also had subleased equipment from Occidental via finance leases that extended through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029.
    The following table summarizes information related to the Partnership’s leases:

	December 31,
	2020		2019
thousands except lease term and discount rate	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$38,985	$—	$3,985	$—
Net property, plant, and equipment	—	31,487	—	7,892
Total lease assets (1)	$38,985	$31,487	$3,985	$7,892

Liabilities
Accrued liabilities	$3,958	$—	$1,805	$—
Short-term debt	—	8,264	—	7,873
Other liabilities	34,843	—	3,035	—
Long-term debt	—	23,644	—	—
Total lease liabilities (1)	$38,801	$31,908	$4,840	$7,873

Weighted-average remaining lease term (years)	9	7	5	—
Weighted-average discount rate (%)	5.1	4.3	4.7	2.9
________________________________________________________________________________________
(1)Includes additions to ROU assets and lease liabilities of $39.7 million and $8.5 million related to finance leases for the year ended December 31, 2020 and 2019, respectively. Includes additions to ROU assets and lease liabilities of $40.5 million related to operating leases for the year ended December 31, 2020.

    Lease expense charged to the Partnership was $56.5 million for the year ended December 31, 2018. The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2020	2019
Operating lease cost	$7,702	$6,932
Short-term lease cost	43,102	1,295
Variable lease cost	(46)	256
Sublease income	(414)	(414)
Finance lease cost
Amortization of ROU assets	8,346	562
Interest on lease liabilities	1,516	137
Total lease cost	$60,206	$8,768

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2020		2019
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$5,750	$1,516	$7,042	$118
Financing cash flows	—	14,207	—	508

    The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2020:

thousands	Operating Leases	Finance Leases
2021	$4,042	$8,557
2022	7,763	6,757
2023	4,902	4,383
2024	4,253	3,205
2025	4,101	3,095
Thereafter	25,415	10,752
Total lease payments	50,476	36,749
Less portion representing imputed interest	11,675	4,841
Total lease liabilities	$38,801	$31,908

Lessor. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. For the year ended December 31, 2020, the Partnership recognized fixed-lease revenue of $175.8 million and variable-lease revenue of $47.9 million related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.
The following table presents the undiscounted cash flows expected to be received for all operating leases in effect as of December 31, 2020. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration.

thousands
2021	$193,925
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total lease payments	$193,925

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”) and the Western Gas Partners, LP 2017 Long-Term Incentive Plan (assumed by the Partnership in connection with the Merger) to its independent directors, executive officers, and employees. As of December 31, 2020, the WES LTIP and the Western Gas Partners, LP 2017 Long-Term Incentive Plan had 2,823,967 and 3,431,251 units, respectively, available for future issuance.
On February 10, 2020, the Board of Directors approved awards of phantom units (the “Awards”) to the Partnership’s executive officers under the WES LTIP. The Awards include (i) an award of time-vested phantom units that vest ratably over a three-year period (“Time-Based Awards”), (ii) a market award that vests after a three-year performance period based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a three-year performance period (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective Award Agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards pay in-kind distributions in the form of Partnership common units. During the year ended December 31, 2020, the Partnership issued 48,070 common units as in-kind distributions under such Awards.
In addition, time-vested phantom units are awarded under the WES LTIP to non-executive employees and independent directors of the Partnership from time to time, which vest ratably over a three-year period and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and independent directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA awards is adjusted quarterly based on the current period unit price and the estimated performance rating at vesting. For ROA Awards, all performance-related fair-value changes are recognized in compensation expense during the performance period. The total fair value of phantom units vested was $0.5 million, $1.2 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, based on the market price at the vesting date. Compensation expense for the long-term incentive plans was $7.9 million, $1.0 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the Partnership had $16.9 million of estimated unrecognized compensation expense attributable to the WES LTIP that will be recognized over a weighted-average period of 1.6 years.
The following table summarizes time-vested award activity under the WES LTIP for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
Time-Vested Awards	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$—	—	$35.08	7,128	$43.39	5,763
Granted	15.49	1,442,821	29.75	25,212	35.08	7,128
Vested	9.54	(53,551)	31.62	(44,572)	43.39	(5,763)
Forfeited	16.27	(81,664)	—	—	—	—
Converted (1)	—	—	33.46	12,232	—	—
Non-vested units at end of year	15.69	1,307,606	—	—	35.08	7,128
________________________________________________________________________________________
(1)At closing of the Merger, WES Operating phantom units awarded under the Western Gas Partners, LP 2017 Long-Term Incentive Plan converted into phantom units of the Partnership under the WES LTIP.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes TUR Awards and ROA Awards activity under the WES LTIP for the year ended December 31, 2020:

	TUR Awards		ROA Awards
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at January 1, 2020	$—	—	$—	—
Granted	17.79	124,067	16.27	124,067
Forfeited	17.79	(15,586)	16.27	(15,586)
Non-vested units at December 31, 2020	17.79	108,481	17.97	108,481

The following table summarizes award activity under the Western Gas Partners, LP 2017 Long-Term Incentive Plan for the years ended December 31, 2019 and 2018. There were no awards issued under this plan in 2020.

	2019		2018
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$49.88	8,020	$55.73	7,180
Granted	—	—	49.88	8,020
Vested	—	—	55.73	(7,180)
Converted (1)	49.88	(8,020)	—	—
Non-vested units at end of year	—	—	49.88	8,020
_________________________________________________________________________________________
(1)At closing of the Merger, WES Operating phantom units awarded under the Western Gas Partners, LP 2017 Long-Term Incentive Plan converted into phantom units of the Partnership under the WES LTIP.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2020 and 2019, the consolidated balance sheets included $8.2 million and $5.4 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions required to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows, or financial condition. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 11.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. Except as described below, there were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.
In October 2020, WES and WES Operating transitioned from Occidental’s Enterprise Resource Planning (“ERP”) system to a stand-alone ERP system. As a result of this implementation, certain processes and internal controls over financial reporting that were provided by Occidental under the Services Agreement have transitioned to WES. Information technology general controls and associated business process controls have been implemented by WES to address the new environment associated with the implementation of this system. There are inherent risks in implementing any new system, and Management will continue to evaluate these control changes as part of its assessment of internal control over financial reporting.

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
Our Board of Directors has eight members, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board of Directors or to establish a compensation committee or a nominating committee. Our Board of Directors has affirmatively determined that Messrs. Kenneth F. Owen and David J. Schulte and Ms. Lisa A. Stewart are independent as described in the rules of the NYSE and the Exchange Act.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 22, 2021.

Name	Age	Position with Western Midstream Holdings, LLC
Glenn Vangolen	61	Chairman of the Board
Michael P. Ure	44	President, Chief Executive Officer, Chief Financial Officer, and Director
Robert W. Bourne	65	Senior Vice President and Chief Commercial Officer
Craig W. Collins	48	Senior Vice President and Chief Operating Officer
Christopher B. Dial	44	Senior Vice President, General Counsel and Corporate Secretary
Catherine A. Green	47	Vice President and Chief Accounting Officer
Charles G. Griffie	47	Senior Vice President, Operations and Engineering
Peter J. Bennett	53	Director
Oscar K. Brown	50	Director
Nicole E. Clark	51	Director (effective December 15, 2020)
Kenneth F. Owen	47	Director (effective September 11, 2020)
David J. Schulte	59	Director (effective September 11, 2020)
Lisa A. Stewart	63	Director (effective September 11, 2020)

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

Craig W. Collins Houston, Texas Officer since: August 2019
Biography/Qualifications

Mr. Collins has served as Senior Vice President and Chief Operating Officer of our general partner since August 2019. Mr. Collins served as Vice President, Midstream of Occidental from June 2019 through December 2019. In that role, Mr. Collins was responsible for leading Occidental’s midstream operations business unit. From April 2019 to May 2019, Mr. Collins served as Chief Operating Officer of Altus Midstream. From April 2018 to April 2019, Mr. Collins served as Vice President — Midstream, of Alta Mesa Resources, Inc., which filed a petition under the federal bankruptcy laws in September 2019. Concurrent with the role at Alta Mesa Resources, Inc., Mr. Collins also served as Chief Operating Officer of Kingfisher Midstream, a wholly owned subsidiary of Alta Mesa Resources, Inc. From February 2017 to April 2018, Mr. Collins served as Senior Vice President and Chief Operating Officer of the general partner and the general partner of Western Gas Partners, LP (now WES Operating) (“Western Gas”). Mr. Collins previously served as Director of Midstream Engineering for Anadarko from July 2016 to February 2017, during which time he was responsible for the engineering and construction of midstream infrastructure for Anadarko and Western Gas. Mr. Collins joined Anadarko in 2003 and served in several roles of increasing responsibility in Anadarko’s Treasury, Corporate Development, and Midstream groups.

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

Catherine A. Green Houston, Texas Officer since: October 2019
Biography/Qualifications

Ms. Green has served as Vice President and Chief Accounting Officer of our general partner since October 2019. Ms. Green joined Anadarko in 2001 and has more than 20 years of accounting and audit experience. During her 18 years at Anadarko, Ms. Green served in a variety of diverse roles throughout the Anadarko accounting and finance organization, including internal audit, technical U.S. GAAP accounting, internal controls, and most recently as Director, Expenditure Accounting. Prior to joining Anadarko, Ms. Green was an auditor with Grant Thornton LLP in the United Kingdom and Houston.

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

Oscar K. Brown Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Brown has served as a director of our general partner’s Board of Directors since August 2019. Mr. Brown served as Senior Vice President, Strategy, Business Development and Supply Chain of Occidental from November 2018 to March 2020. In this role, Mr. Brown was responsible for, among other things, Occidental’s global business development functions and global supply chain management. Mr. Brown previously served as Senior Vice President, Corporate Strategy and Business Development from July 2017 to November 2018. Prior to joining Occidental in 2016, Mr. Brown worked at Bank of America Merrill Lynch, where he most recently served as managing director and co-head of Americas Energy Investment Banking. Mr. Brown served as Occidental’s designated representative on the board of directors of Plains All American Pipeline’s governing entity, PAA GP Holdings LLC (NYSE: PAA and PAGP) from August 2017 to September 2019. Mr. Brown also serves on the board of Houston’s Alley Theatre, and as a member of that board’s Executive Committee.

Nicole E. Clark Houston, Texas Director since: December 2020 Not Independent
Biography/Qualifications

Ms. Clark has served as a director of our general partner’s Board of Directors since December 2020. Ms. Clark presently holds the position of Vice President, Deputy General Counsel and Corporate Secretary at Occidental, having joined Occidental in 2014. Prior to joining Occidental, Ms. Clark was Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at a private-equity backed industrial distributor to the energy and petrochemicals markets. Before that, Ms. Clark was a Corporate Partner at Vinson & Elkins LLP, where she specialized in mergers and acquisitions, securities regulation and corporate governance. She began her legal career with Wachtell, Lipton, Rosen & Katz where she was a Corporate Associate. Prior to entering the law, Ms. Clark was an auditor at Arthur Andersen LLP.

Kenneth F. Owen Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Mr. Owen has served as a director of our general partner, Chairman of the Audit Committee, and a member of the Special Committee of the Board of Directors since September 2020. Mr. Owen has been a consultant and entrepreneur since March 2018 and previously served as Co-founder, President and Chief Executive Officer of Moda Midstream from 2015 to 2018. Prior to Moda, Mr. Owen was at Oiltanking Partners, where he served as President and Chief Executive Officer of the general partner of Oiltanking Partners, L.P. (NYSE: OILT) and Oiltanking North America (OTNA). Mr. Owen originally joined OTNA in 2011 as Vice President and Chief Financial Officer and led the IPO of Oiltanking Partners, later moving into an operations role running the company's largest global terminal assets before becoming Chief Executive Officer. Before he joined Oiltanking, Mr. Owen worked in the energy investment banking groups at Citigroup Global Markets Inc. and UBS Investment Bank, where he advised on mergers and acquisitions, joint ventures, IPOs, and equity and debt transactions primarily for the midstream energy sector.

David J. Schulte Kansas City, Missouri Director since: September 2020 Independent
Biography/Qualifications

Mr. Schulte has served as a director of our general partner, Chairman of the Special Committee, and a member of the Audit Committee of the Board of Directors since September 2020. Mr. Schulte serves as Chairman, Chief Executive Officer and President of CorEnergy Infrastructure, Inc., the first publicly traded energy infrastructure real estate investment trust. Prior to founding CorEnergy, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors where, from 2002 to 2015, he served on the investment committee and as a leader of new product development, and as President of several NYSE listed closed-end funds. Tortoise is a pioneer in developing funds focused on listed energy infrastructure debt and equity securities, including the first closed end master limited partnership fund in 2004. Prior to Tortoise, Mr. Schulte had professional experience in private equity and investment banking.

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a director of our general partner, a member of the Audit Committee, and a member of the Special Committee of the Board of Directors since September 2020. Ms. Stewart serves as Sheridan Production Partners Executive Chairman, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. In September 2019, eight Sheridan entities for which Ms. Stewart served as an executive officer filed a Chapter 11 bankruptcy case in the Southern District of Texas. Ms. Stewart has more than 35 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing.

Reimbursement of Expenses of Our General Partner and Its Related Parties

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

Audit Committee. The Audit Committee is comprised of three independent directors, Messrs. Owen (Chairman) and Schulte and Ms. Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held four meetings in 2020.
Mr. Owen has been designated by the Board of Directors as the “Audit Committee financial expert” meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Owen’s biography set forth above.
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

Special Committee. The Special Committee is comprised of three independent directors, Messrs. Schulte (Chairman) and Owen and Ms. Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Occidental). The Special Committee will determine, as set forth in our partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its related parties, including Occidental. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee held two meetings during 2020.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our Board of Directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Under our Corporate Governance Guidelines, these meetings are chaired on a rotating basis by the chairpersons of the Board’s Audit Committee and Special Committee.
The Board of Directors welcomes questions or comments about WES and its operations. Unitholders or interested parties may contact the Board of Directors, including any individual director, at BoardofDirectors@westernmidstream.com or at the following address: Name of the Director(s), c/o Secretary, Western Midstream Holdings, LLC, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.

Code of Ethics, Corporate Governance Guidelines, and Board Committee Charters

Our general partner has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller, and all other senior financial and accounting officers of our general partner. Our Code of Ethics is also applicable to all WES employees. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, we will disclose the information on our website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.
We make available free of charge, within the “Governance” section of our website at www.westernmidstream.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Audit Committee charter, and Special Committee charter. Requests for print copies may be directed to investors@westernmidstream.com or to: Investor Relations, Western Midstream Partners, LP, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380, or telephone (832) 636-1009. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements, objectives, and principles of WES’s 2020 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Board considered in making those decisions. The NEOs for 2020 were:

Name	Position
Michael P. Ure	President, Chief Executive Officer and Chief Financial Officer
Michael C. Pearl (1)	Former Senior Vice President and Chief Financial Officer
Craig W. Collins	Senior Vice President and Chief Operating Officer
Charles G. Griffie	Senior Vice President, Operations and Engineering
Robert W. Bourne	Senior Vice President and Chief Commercial Officer
_________________________________________________________________________________________
(1)Mr. Pearl left WES on September 11, 2020.

Executive Summary

Prior to December 31, 2019, we did not directly employ any of the persons responsible for managing our business. Our employees, including executive officers, who managed our business, were employed by Occidental (or, prior to the Occidental Merger, by Anadarko) and their respective subsidiaries other than us. During this period, compensation decisions for our executive officers were made by Occidental or Anadarko, and we reimbursed them for a portion of compensation expense that was allocated to us pursuant to the terms of our omnibus agreement.
Subsequent to the Occidental Merger, WES undertook a strategic shift toward becoming a functionally-independent company based on the recognition that operating our business under a midstream-focused organizational infrastructure, with an independent management team solely dedicated to WES, would position WES to achieve long-term cost efficiencies, increase the quality, safety, and reliability of WES’s service offerings and operate more competitively, thereby promoting the creation of long-term value for WES unitholders. Our executive management team, none of whom have any remaining role or responsibilities at Anadarko or Occidental, was brought into WES between August of 2019 and year-end 2019 to execute this transition. This change in organizational structure was and is a significant undertaking that informed all of our compensation decisions, including pay levels, the design of short-and long-term incentive programs, the determination of WES specific metrics used in these programs, and the benefit programs we provide.
In December 2019, we executed several agreements with Occidental designed to provide the legal and organizational framework for this transition. Among these agreements was the Amended and Restated Services, Secondment, and Employee Transfer Agreement (“Services Agreement”), which transferred employment of WES’s management team from Occidental to WES at year-end 2019 and provided for the secondment of all remaining WES-dedicated employees through the date of their formal transfer to WES—which occurred in the first quarter of 2020. Following the execution of the Services Agreement, the Board of Directors of our general partner (the “Board”) was vested with responsibility for all decisions relating to WES’s compensation programs, including the compensation of our NEOs.
The compensation actions taken by the Board in 2020 were designed to promote and align with this strategic and operational transition, but were also—in certain respects—limited or influenced by structural considerations relating to this transition and/or the Occidental Merger. For example:

•Under the Anadarko Change of Control Plan, any material diminution in compensation or benefits in connection with the transfer to WES of legacy Anadarko employees—who compromise the majority of our workforce—could have given rise to constructive termination claims and severance obligations.

•Although WES was deconsolidated from Occidental at year-end 2019, there were significant transition considerations in establishing standalone compensation program structures and administrative functions applicable to the newly-formed WES workforce. The WES organization therefore relied upon and remained influenced to some degree by the established infrastructure and programs that existed at Occidental during 2020.

•Because WES did not have any employees prior to 2020, and all members of our executive management team were new to the organization, WES management did not have years of accumulated equity grants tending to establish unitholder alignment and retention incentives.

During this transition period, our Board took several key actions—both in furtherance of WES’s strategic objectives and in reaction to external factors—which directly or indirectly impacted executive compensation:

•Approved the Services Agreement with Occidental that outlined the terms of transferring employees, including our NEOs, to WES; this agreement specified that the terms and conditions of employment, including employee aggregate benefit values, be substantially the same as those provided to employees immediately prior to the transfer;

•Hired an independent compensation consultant;

•Established an annual cash incentive program with performance measures aligned solely with WES’s performance;

•Established an annual equity-based long-term incentive program that rewards executives based on WES’s absolute unit price performance, relative unit price performance compared to industry peers, and return on assets over a three-year performance period;

•Reviewed and made compensation changes to our executive officer base salaries, target bonus opportunities, and long-term incentive awards;

•Approved a 50% cut to our quarterly distributions to secure the Partnership’s long-term financial health; executives participated in the distribution reductions on their own unit holdings, and through tandem distribution rights on their outstanding unvested unit awards.

As our transition to a standalone midstream company evolves, we will continue to review our compensation and benefit programs in order to ensure they align with WES’s overall strategy, provide for the attraction and retention of executive talent, and align executive officers’ interests with those of our long-term unitholders.

2020 Business and Performance Highlights

2020 was a transformative year for WES as it embarked on a business transition predicated on the idea that WES could drive and sustain greater unitholder value by functioning as an independent enterprise and simultaneously shifting its financial strategy toward optimizing its balance sheet and ability to self-fund future growth. While executing this transition, and despite the challenges occasioned by a world-wide pandemic, during the 2020 fiscal year WES:

•Maintained 99.1% system availability.

•Achieved year-over-year increases in throughput for natural gas, crude oil and NGLs, and produced water despite a significantly challenged commodity price environment.

•Generated $1.23 billion in Free Cash Flow, more than thirty times that generated during 2019 and representing a roughly $1.93 billion improvement to the negative $704.5 million generated by the business in 2018.

•Achieved its 2021 target of below 4.0X consolidated total leverage a full year ahead of schedule.

•Worked to reduce future cash obligations and leverage by retiring 30.2 million units, via repurchases and redemptions, and $218.0 million of senior notes.

•Refinanced $3.0 billion in debt coming due in 2020 at highly attractive rates.

•Generated record, above-forecast, 2020 EBITDA primarily through cost-saving initiatives.

•Published our first ESG report.

How We Make Compensation Decisions

Our Board has responsibility for evaluating and approving the officer and director compensation plans, policies, and programs of the Partnership. The Board uses several resources in reviewing elements of executive compensation and making compensation decisions. These decisions are not purely formulaic, and the Board exercises judgement and discretion as appropriate.

Compensation Philosophy. Our compensation programs are designed to attract, retain, and motivate our executive team to successfully manage the operations of a standalone midstream company. Specifically, our compensation programs are designed to:

•Align with unitholder interests;

•Emphasize performance-based compensation, balancing short-term and long-term results;

•Reward absolute and relative performance; and

•Provide total compensation opportunities competitive with those offered to other executives across our industry.

Compensation Consultant. In 2020, the Board engaged Meridian Compensation Partners, LLC (Meridian) as its independent compensation consultant to provide advice on various executive compensation matters. Because 2020 was the first year our Board became fully responsible for making pay decisions related to our NEOs, this was our first year to use an independent compensation consultant. In 2020, Meridian provided guidance on our benchmarking peer group, pay levels, pay mix, severance benefits, and overall executive compensation program design.

Benchmarking Peers. With assistance from Meridian, the Board looked at several factors when determining an appropriate peer group of companies to use for benchmarking compensation opportunities. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or C-Corp)), and companies that are in competition for the same senior executive talent.
The Partnership’s peer group used for conducting the 2020 executive benchmarking assessment is listed below:

•Crestwood Equity Partners LP	•Magellan Midstream Partners LP
•DCP Midstream LP	•ONEOK, Inc.
•Enable Midstream Partners LP	•Plains All American Pipeline LP
•EnLink Midstream, LLC	•Targa Resources Corp.
•Equitrans Midstream Corporation	•Williams Companies, Inc.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Meridian provided the Board with an independent assessment of the compensation programs and practices in our industry peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each company. When reviewing benchmarking data, the Board reviewed 25th, 50th, and 75th percentile data, however, the Board does not target a specific percentile of the benchmark data, and in making officer compensation decisions, they take into account other considerations as noted below.

Role of Executive Officers in Executive Compensation. The Board, after reviewing the information provided by Meridian and considering other factors and with input from Meridian, determines each element of compensation for our CEO. When making determinations about each element of compensation for our other executive officers, the Board also considers recommendations from our CEO. Additionally, at the Board’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Board is under no obligation to implement these recommendations. Executive officers and others may also attend Board meetings when invited to do so, but the executive officers do not attend when their individual compensation is being discussed.

Other Considerations. In addition to the above resources, the Board considers other factors when making compensation decisions, such as individual experience, individual performance, internal pay equity, development and succession status, and other individual or organizational circumstances, including the current market and business environment. With respect to equity-based awards, the Board also considers the expense of such awards, the impact on dilution, and the relative value of each element comprising the executive officers’ target total compensation opportunity.

2020 Annual Compensation Program

Our executive compensation program includes direct and indirect compensation elements. We believe that a majority of an executive officer’s total compensation opportunity should be performance-based; however, we do not have a specified formula that dictates the overall weighting of each element. Beginning in 2020, as part of our transition to a standalone company, the Board established an annual target total compensation program that supports WES’s long-term strategic objectives and is competitive with industry practices.
As illustrated in the charts below, a majority of our NEO targeted annual direct compensation is at-risk; 85% for our CEO and 76%, on average, for our other NEOs. Specifically, 70% of our CEO’s compensation and 56%, on average, for our other NEOs’ compensation is tied directly to WES’s unit performance through their annual long-term incentive awards.

Targeted Annual Direct Compensation
CEO
15%
Fixed Pay
17.5%
15%
15%
17.5%
35%
85%
At-Risk
Pay
Other NEOs
24%
Fixed Pay
14%
24%
14%
20%
28%
76%
At-Risk
Pay
Base Salary
Bonus
Time-Based Units
TUR Units
ROA Units

The charts above are based on the following compensation elements, as discussed under Analysis of 2020 Compensation Actions: base salaries approved in 2020; target bonus opportunities approved by the Board in 2020; and the target value of the 2020 annual long-term incentive awards.

Direct Compensation Elements. The direct compensation elements for our 2020 annual compensation program are outlined in the table below. The indirect compensation elements are outlined in the Indirect Compensation Elements section below.

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation to attract and retain executive talent.
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry.
	ROA Units (25% of award)	3-Year Return on Assets (“ROA”) Absolute Unit Price	ROA Units provide an incentive for NEOs to focus on efficiently managing the Partnership’s assets to generate earnings.
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return (“TUR”) Absolute Unit Price	TUR Units provide an effective comparison of our unit price performance against an industry peer group.
Annual Cash Incentives	Cash	Controllable Cash Costs System Availability Discretionary Capital Spend Leverage TRIR Overall Performance	Provides incentives for NEOs to focus and excel in areas aligned with WES’s business objectives by providing rewards for short-term financial and operational results.

Analysis of 2020 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2020 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.
Prior to 2020, the compensation of WES’s executive officers, who became WES employees at year-end 2019, was based on decisions made by Anadarko and/or Occidental based on their roles in 2019. The table below reflects the base salaries for the NEOs established in 2020 at the commencement of the WES Board’s role in determining executive compensation at levels the Board believed were consistent with the transition and changes in their WES-dedicated roles and responsibilities.

Name	Salary as of February 23, 2020 ($)
Mr. Ure	650,000
Mr. Pearl	455,000
Mr. Collins	455,000
Mr. Griffie	405,000
Mr. Bourne	405,000

Mr. Ure’s salary reflects his responsibilities leading WES as a standalone company, based—in part— on our peer benchmark data. The establishment of salaries for the other NEOs was also informed by peer benchmark data with a view toward promoting internal compensation alignment.

Equity-Based Long-term Incentive Awards. Prior to the Occidental Merger, Anadarko periodically granted equity-based awards under their Omnibus Incentive Plan and, likewise, Occidental granted equity-based awards under the

Occidental LTIP Plan. As part of our transition to a standalone company, in February 2020, our Board established an annual long-term incentive program that consists of a combination of time-based units and performance-based units.
This use of both time-based and performance-based awards was intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 70% of targeted annual direct compensation for our CEO and an average of 56% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2020 annual long-term incentive awards, vest annually over a three-year period. Upon vesting, the awards are settled in WES common units. Distribution equivalent rights for time-based awards made during 2020 are paid during the vesting period in the form of WES common units.

Return on Asset Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2020 annual long-term incentive awards. ROA is calculated each year during a three-year performance period as follows:

Adjusted EBITDA	divided by	Average Consolidated Total Assets

The actual number of units earned for the three-year performance period will be based on WES’s average annual ROA during this period. The following table reflects the payout scale used to determine the number of units earned. In the event performance falls between a whole percentage, the payout will be interpolated linearly.

WES 3 Year Average ROA	19%	18%	17%	16%	15%	14%	13%	12%	11%
Payout as a % of Target	200%	175%	150%	125%	100%	75%	50%	25%	0%

The number of units earned will be paid in the form of WES common units after the end of the performance period and after the Board has certified the attainment of ROA. Distribution equivalent rights for ROA Unit awards made during 2020 are paid during the performance period in the form of WES common units, assuming target performance.

Total Unit Return Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2020 annual long-term incentive awards. The units are subject to relative TUR over a three-year performance period, with TUR calculated as follows:

Average Closing Common Unit Price for the last 30 trading days of the performance period	minus	Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period	plus	Distributions paid per Common Unit over the performance period (based on ex-dividend date)

divided by

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

The industry peer group for our 2020 TUR awards is listed below. The TUR peer group differs from our compensation benchmarking peer group due primarily to the exclusion of C-Corp peers, whose securities have a different trading profile than that of master limited partnerships.

•Crestwood Equity Partners LP	•EQM Midstream Partners LP
•DCP Midstream LP	•Magellan Midstream Partners LP
•Enable Midstream Partners LP	•Noble Midstream Partners LP
•EnLink Midstream, LLC	•Plains All American Pipeline LP

If during the performance period, a peer company is acquired, ceases to exist, ceases to be a publicly-traded partnership, files for bankruptcy, spins off 25% or more of its assets, or sells all or substantially all of its assets, then such partnership shall be deemed to fall to the bottom of the relative TUR ranking for the performance period.
The actual number of units earned for the three-year performance period will be based on WES’s relative TUR during this period. The following table reflects the payout scale used to determine the number of units earned.

Final Relative Ranking	1	2	3	4	5	6	7	8	9
Payout as a % of Target	200%	175%	150%	125%	100%	75%	50%	25%	0%

The number of units earned will be paid in the form of WES common units after the end of the performance period and after the Board has certified the attainment of relative TUR. Distribution equivalent rights for TUR Unit awards made during 2020 are paid during the performance period in the form of WES common units, assuming target performance.

2020 Equity Awards. Effective February 12, 2020, the Board approved the following annual long-term incentive awards under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. These awards are included in the Grants of Plan-Based Awards Table. In determining the annual equity awards, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels. Because each of our executive officers was newly-appointed to WES, each of them generally had minimal or no equity interest in WES prior to the 2020 LTI award cycle.

	Total Target LTI Value ($) (1)	Time-Based Units		TUR Units		ROA Units
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Ure	3,000,000	93,633	1,500,000	46,817	750,000	46,817	750,000
Mr. Pearl	1,300,000	40,575	650,000	20,288	325,000	20,288	325,000
Mr. Collins	1,300,000	40,575	650,000	20,288	325,000	20,288	325,000
Mr. Griffie	800,000	24,969	400,000	12,485	200,000	12,485	200,000
Mr. Bourne	700,000	21,848	350,000	10,924	175,000	10,924	175,000
_________________________________________________________________________________________
(1)Target LTI values vary slightly from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.

Special Equity Awards. In addition to the annual awards, in February 2020, the Board approved special equity awards in the form of time-based units to each of the NEOs. Because our NEOs were new to the Partnership in 2019 and had minimal WES equity, these grants were made to increase their equity holdings to a level adequate to instill an ownership culture more closely aligning their interests with those of our unitholders and to provide additional retentive value. These units vest annually over a three-year period, and upon vesting, the awards are settled in WES common units. Distribution equivalent rights are paid during the vesting period in the form of WES common units. The table below shows the special equity awards granted to each NEO.

Name	Number of Time-Based Units (#)	Target Value ($) (1)
Mr. Ure	62,422	1,000,000
Mr. Pearl	24,969	400,000
Mr. Collins	24,969	400,000
Mr. Griffie	15,606	250,000
Mr. Bourne	15,606	250,000
_________________________________________________________________________________________
(1)Target LTI values vary slightly from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.

Performance-Based Annual Cash Incentives—WES Cash Bonus Program. During 2020, as part of our transition to a standalone business, the Board approved the WES Cash Bonus Program (“WCB Program”) under the US Incentive Compensation Program. Under this program, annual cash bonus awards are earned by eligible employees, including our NEOs, based on the board’s discretion, taking into account the achievement of specified business objectives and individual performance objectives.
In February 2020, individual target bonus opportunities were approved by the Board for each of our NEOs as noted in the table below.

	2020 Target Bonus
Name	$	% of Salary
Mr. Ure	650,000	100%
Mr. Pearl	390,000	86%
Mr. Collins	390,000	86%
Mr. Griffie	345,000	85%
Mr. Bourne	330,000	81%

The NEO target bonuses were determined based on a review of our peer benchmarking data and internal pay equity considerations.

Performance Metrics. In February 2020, the Board approved performance measures and targets to be used as an aid in determining annual cash awards under the WCB Program for the one-year performance period that ended December 31, 2020. Our annual incentive program was designed to include measures that support our primary business strategy of creating long-term value for our unitholders by safely delivering above-average customer service and system availability, and obtaining new business over time, while achieving costs efficiencies and optimizing our financial profile.
The table below reflects the Partnership’s original 2020 performance metrics, performance targets and actual performance under these metrics.

Performance Metric	Relative Weighting Factor	WCB Program Performance Targets	WCB Program Performance Results
Controllable Cash Costs (1)	20%	< $860MM	$687MM
System Availability (2)	20%	> 97%	99.1%
Discretionary Capital Spend (3)	20%	< $780MM	$269MM
Leverage (4)	15%	< 4.3x (Debt/Adjusted EBITDA)	3.91x
TRIR (Total Recordable Incident Rate) (5)	10%	< 0.35	0.38
Overall Performance (6)	15%	Description Below	Discussed Below
_________________________________________________________________________________________
(1)Controllable Cash includes operating expenses and general and administrative expenses, excluding non-cash restricted stock unit, bonus and benefits expense.
(2)System Availability is a measure of the “real” average availability experienced by WES’s customers related to its gas systems, oil systems, and water-disposal wells. It considers the ratio of average actual daily volumes to expected daily volumes and includes all experienced sources of downtime, such as scheduled and unscheduled downtime, logistic downtime, etc. The total availability score is a weighted average with more weight given to higher gross-margin-producing assets.
(3)Discretionary Capital Spend (Discretionary Capital Expenditures plus Equity Investments) includes expansion capital expenditures and expenditures related to equity investments. This metric does not include maintenance capital expenditures, as defined in WES’s financial statements.
(4)Leverage is calculated as the December 31, 2020 total debt balance divided by the trailing 12-months adjusted EBITDA.
(5)TRIR includes injuries or illnesses that result in any of the following: days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness, or death.
(6)Overall Performance is assessed based upon WES’s year-over-year performance, including the ability to generate accretive third-party business and distributable cash flow.

COVID 19 and Our Board’s Approach to 2020 Bonuses. Shortly after the approval of the 2020 executive compensation programs described above, including the WCB Program, the energy industry found itself confronted with unprecedented challenges spurred by the COVID 19 global pandemic. Commodity prices fell and many producers forecasted significant production curtailments. In response to these challenges, WES cut its distribution to unitholders by 50%, eliminated geographical bonuses to certain employees, suspended promotions and pay raises for all of its personnel and required many of its personnel to work remotely. In March 2020, Mr. Ure informed the Board that he intended to forego cash bonus eligibility in order to reduce his cash compensation for the 2020 fiscal year.
This rapid change in the global economy prompted WES’s management team and Board to quickly recognize that the WCB Program performance targets described above, while valid leading indicators of WES’s performance in delivering long-term, sustainable value for unitholders, were not necessarily the most appropriate near-term measures of WES’s ability to withstand the immediate challenges brought by COVID 19. Accordingly, the Board utilized greater discretion in approaching 2020 bonuses than might ordinarily be expected and considered many factors, including not just WES’s attainment of previously enunciated goals, but also the recognition that the industry as a whole experienced significant challenges in 2020, which were shared by WES unitholders and employees alike, and that ongoing economic uncertainty is likely to persist into 2021. As a result, despite the fact that management’s overall performance exceeded the quantitative metrics established by the Board, it was determined that a 95% payout under the 2020 WCB Program was appropriate. This bonus level recognized WES’s meaningful financial and operational performance while also attempting to strike an appropriate balance with the hardships occasioned by—and remaining challenges coming out of—the COVID 19 pandemic and associated disruptions to the energy sector as a whole. The payout level was derived with particular importance placed on and potential improvement opportunities related to operating safely. Further, while recognizing that Mr. Ure previously informed the WES Board of his intent to forego a cash bonus as part of WES’s initial response to COVID 19, the Board determined that he should nevertheless be rewarded in light of WES’s performance during the particular challenges brought by 2020.

Actual Bonuses Earned for 2020. The cash bonus awards for 2020 for our NEOs are shown in the table below and are reflected in the “Bonus” column of the Summary Compensation Table.

Name (1)	Target Bonus ($)		Board Discretionary Assessment of 2020 WCB Program		Cash Bonus Awards ($)
Mr. Ure	650,000	x	95%	=	617,500
Mr. Collins	390,000	x	95%	=	370,500
Mr. Griffie	345,000	x	95%	=	327,750
Mr. Bourne	330,000	x	95%	=	313,500
_________________________________________________________________________________________
(1)Mr. Pearl is excluded from this table as he had left WES prior to the determination of awards and did not receive a 2020 bonus award.

Indirect Compensation Elements

As identified in the table below, the Partnership provides certain benefits and perquisites (considered indirect compensation elements) that are considered typical within our industry and necessary to attract and retain executive talent. The value of each element of indirect compensation is generally structured to be competitive within our industry.

Indirect Compensation Element	Primary Purpose
Retirement Benefits	•Attracts talented executive officers and rewards them for extended service •Offers secure and tax-advantaged vehicles for executive officers to save effectively for retirement
Other Benefits (for example, health care, paid time off, disability, and life insurance) and Perquisites
•Enhances executive welfare and financial security
•Provides a competitive package to attract and retain executive talent, but does not constitute a significant part of an executive officer’s compensation

Severance Benefits	•Attracts and helps retain executives in a volatile and consolidating industry •Provides transitional income following an executive’s involuntary termination of employment

Retirement Benefits. Beginning in 2020, all our regular employees, including our NEOs, are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by WES. We do not have a non-qualified savings restoration plan that provides for the accrual and deferral of employer contributions that the participant would have otherwise been eligible for absent the Internal Revenue Code (“IRC”) limitations that restrict the amount of benefits payable under the tax-qualified savings plan. However, in 2020, the Board approved a cash restoration payment program that provides a direct cash payment to participants in the amount of employer contributions that would have been allocated to the participant’s savings plan account each year, without regard to the IRC limitations. Prior to 2020, our NEOs participated in retirement plans provided by their legacy employer (Occidental or Anadarko). Their participation in these plans ceased when their employment was transferred to the Partnership on December 31, 2019 and we are not responsible for any expense related to these prior benefits.

Other Benefits. We provide other benefits such as medical, dental, vision, flexible spending and health savings accounts, paid time off, life insurance, and disability coverage to our executive officers. These benefits are also provided to all other eligible U.S. based employees. As legacy Anadarko management employees, Messrs. Pearl and Griffie were eligible for participation in a Management Life Insurance Plan, which provides an additional life insurance benefit of up to two times base salary. This plan was eliminated for 2021.

Perquisites. We provide a limited number of perquisites, including reimbursement of financial counseling, tax preparation, and estate planning services expense up to $4,000 annually, and reimbursement for the cost of personal excess liability insurance. The expenses related to the perquisites are imputed and considered taxable income to the executive officers, as applicable. We do not provide tax gross-ups on these perquisites. The incremental costs of the perquisites provided are included in the “All Other Compensation” column and supporting footnotes of the Summary Compensation Table.

Severance Benefits. In connection with the transfer of employment of our employees to WES on December 31, 2019, and per the terms of our Services Agreement, we assumed certain severance and termination pay obligations under existing Anadarko and Occidental plans and agreements for all employees, including officers, who were employed with Anadarko prior to the Occidental Merger. While employees maintain their eligibility and participation under these arrangements, our obligations are limited to no greater than:

•Six months of employee’s base salary or

•An amount the officer would be entitled to receive under the formulas set forth in Anadarko’s non-change in control Officer Severance Plan

•The Anadarko Entities, not our General Partner, are responsible for any payments that exceed these amounts.

Because Messrs. Pearl and Griffie were employees with Anadarko prior to the Occidental Merger, per the terms of our Services Agreement they were eligible for the benefits noted above. However, in connection with their acceptance of special retention awards granted to them in 2019, Messrs. Pearl and Griffie waved their right to receive severance pay or benefits upon resignation of employment for good reason or involuntary termination without cause.
In order to provide for uniformity in severance entitlements, on December 31, 2019, our Board extended the benefits under the Anadarko Change of Control Plan to all WES employees who were not employed with Anadarko prior to the Occidental Merger (this includes Messrs. Ure, Collins, and Bourne). These benefits will apply for so long as the Anadarko Change of Control Plan continues to apply for the former Anadarko employees who are now employed with us. For these NEOs, we will be responsible for 100% of these broad-based severance payments and benefits available under the plan.
A detailed discussion of the benefits under these programs is included in the Potential Payments Upon Termination or Change of Control section below.

Additional Compensation Policies and Provisions

The following provides a discussion of additional policies and provisions we have in place related to our overall executive compensation program.

Equity Grant Practices. WES maintains the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan and the Western Gas Partners, LP 2017 Long-Term Incentive Plan, which govern the issuance of equity and equity-based awards. Under the provisions of these Plans, the Board has the authority to grant equity awards to our Section 16 officers. The grant date fair value of each award is based on the closing unit price of WES’s common units on the NYSE on the grant date as designated by the Board. The grant date fair value of the TUR and ROA awards also incorporates the estimated payout percentage of the award on the grant date. As authorized by the terms of the Plans, the Board has delegated to Mr. Ure the authority to grant equity awards in certain circumstances to new employees and to grant equity awards to WES’s employees who are not Section 16 officers.

Clawback Provisions. Per the terms of our 2020 long-term incentive awards which were granted under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the United States Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement.

Prohibition Against Derivative Transactions and Hedging. Our Insider Trading Policy expressly prohibits directors, officers and designated employees from directly or indirectly entering into equity derivative or other financial instruments (including, but not limited to, options, puts, calls, swaps, collars, forward contracts, hedges, exchange funds or short sales) tied to WES securities (including equity securities received as part of a compensation program as well as WES equity securities acquired personally).

Tax Law Considerations. We are a limited partnership for United States federal income tax purposes. Therefore, the compensation paid to our NEOs is not subject to the deduction limitations under Section 162(m) of the IRC. We have structured our compensation programs in a manner intended to be exempt from, or to comply with Section 409A of the IRC.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Midstream Holdings, LLC:

Glenn Vangolen
Michael P. Ure
Peter J. Bennett
Oscar K. Brown
Nicole E. Clark
Kenneth F. Owen
David J. Schulte
Lisa A. Stewart

EXECUTIVE COMPENSATION

As noted above, prior to 2020, we did not directly employ any of the persons responsible for managing or operating our business. Instead, we were managed by our general partner, and our executive officers were employees of Anadarko and Occidental. During this period, our reimbursement for the compensation of our executive officers was governed by the omnibus agreement. In December 2019, we executed several agreements with Occidental that enabled us to operate as a standalone business. Among these agreements was the Services Agreement, which transferred employment of WES’s management team from Occidental to WES.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our NEOs for the years ended December 31, 2020, 2019, and 2018. For 2020, the amounts include the full expense of our officers. For 2019, the amounts reflect the portion of the expense allocated to us by Anadarko and Occidental. None of these officers were considered NEOs in 2018, so there was no allocated expense to disclose for this year.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael P. Ure	2020	641,346	617,500	4,133,602	—	42,439	5,434,887
President, Chief Executive Officer	2019	147,981	—	1,080,029	162,000	43,252	1,433,262
and Chief Financial Officer	2018	—	—	—	—	—	—
Michael C. Pearl	2020	320,673	—	1,757,410	—	237,803	2,315,886
Former Senior Vice President and	2019	167,308	—	—	160,615	41,909	369,832
Chief Financial Officer	2018	—	—	—	—	—	—
Craig W. Collins	2020	461,923	370,500	1,757,410	—	41,500	2,631,333
Senior Vice President and	2019	138,462	—	500,049	168,000	25,826	832,337
Chief Operating Officer	2018	—	—	—	—	—	—
Charles G. Griffie	2020	401,154	327,750	1,085,394	—	38,231	1,852,529
Senior Vice President, Operations	2019	73,077	—	208,008	70,154	18,360	369,599
and Engineering	2018	—	—	—	—	—	—
Robert W. Bourne	2020	417,692	313,500	981,448	—	41,725	1,754,365
Senior Vice President and	2019	136,500	—	1,250,029	154,932	10,680	1,552,141
Chief Commercial Officer	2018	—	—	—	—	—	—
________________________________________________________________
(1)For 2020, the amounts reflect each officer’s full base salary expense. For Messers. Ure, Collins and Bourne their 2020 amounts reflect one additional pay period that occurred during the year because of the administrative timing of transferring from the Occidental payroll to WES’s payroll. The 2019 amounts reflect the base salary expense allocated to us by Anadarko and Occidental.
(2)This column reflects annual cash bonus awards under the WCB Program for the year ended December 31, 2020.
(3)This column reflects the aggregate grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. The 2020 amounts reflect the full grant date fair value of awards granted during the year. The 2019 amounts reflect the allocated grant date fair value of awards granted in 2019. For information regarding the awards granted in 2020, see the Grants of Plan-Based Awards in 2020 table. Upon Mr. Pearl’s termination from the Partnership on September 11, 2020, he received a prorated portion of the disclosed 2020 awards based on the number of days he was employed during the vesting period and applicable performance period.
(4)This column reflects annual cash bonus compensation amounts allocated to us for the year ended December 31, 2019 under the Anadarko and Occidental plans.

(5)For 2019, the amounts in this column reflect the compensation expenses related to Anadarko’s and Occidental’s retirement and savings plans that were allocated to us for the year. For 2020, the amounts reflect the expenses detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan ($)	Financial/Tax/Estate Planning ($)	Other ($) (1)	Total ($)
Michael P. Ure	39,327	3,112	—	42,439
Michael C. Pearl	2,844	—	234,959	237,803
Craig W. Collins	37,500	4,000	—	41,500
Charles G. Griffie	38,231	—	—	38,231
Robert W. Bourne	41,725	—	—	41,725
_______________________________________________________________
(1)In conjunction with Mr. Pearl’s termination from the Partnership on September 11, 2020, he received a payout of his accrued but unused paid time off balance of $67,813 and also received a cash payment of $167,146 to restore the employer contributions under the employee 401(k) plan he would have otherwise been entitled to absent the IRS compensation limits.

Grants of Plan-Based Awards in 2020

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan during 2020 to each of the NEOs as described below.

Non-Equity Incentive Plan Awards (WCB Program). Values disclosed reflect the estimated cash payouts under the WES WCB Program, as discussed in the Compensation Discussion and Analysis. If threshold levels of performance are not met, the payout can be zero. If maximum levels of performance are achieved, the plan funding is capped at 200% of target payout. Because of the significant amount of discretion exercised by the Board in determining this year’s bonus amounts under the WCB Program, the amounts actually paid to the NEOs for 2020 are disclosed in the Summary Compensation Table in the “Bonus” column.

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance over a three-year performance period. Performance units earned are settled in the form of common units. The awards include tandem distribution equivalent rights in the form of common units paid on the applicable distribution payment date.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that vest ratably over three years, beginning with the first anniversary of the grant date. The awards include tandem distribution equivalent rights in the form of common units paid on the applicable distribution payment date.

									All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (2)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Board Approval Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Michael P. Ure	—	—	—	650,000	—	—	—	—	—	—
Time-Based Units	02/12/2020	02/10/2020	—	—	—	—	—	—	156,055	2,539,015
ROA Units	02/12/2020	02/10/2020	—	—	—	11,704	46,817	93,634	—	761,713
TUR Units	02/12/2020	02/10/2020	—	—	—	11,704	46,817	93,634	—	832,874
Michael C. Pearl (3)	—	—	—	390,000	—	—	—	—	—	—
Time-Based Units	02/12/2020	02/10/2020	—	—	—	—	—	—	65,544	1,066,401
ROA Units	02/12/2020	02/10/2020	—	—	—	5,072	20,288	40,576	—	330,086
TUR Units	02/12/2020	02/10/2020	—	—	—	5,072	20,288	40,576	—	360,924
Craig W. Collins	—	—	—	390,000	—	—	—	—	—	—
Time-Based Units	02/12/2020	02/10/2020	—	—	—	—	—	—	65,544	1,066,401
ROA Units	02/12/2020	02/10/2020	—	—	—	5,072	20,288	40,576	—	330,086
TUR Units	02/12/2020	02/10/2020	—	—	—	5,072	20,288	40,576	—	360,924
Charles G. Griffie	—	—	—	345,000	—	—	—	—	—	—
Time-Based Units	02/12/2020	02/10/2020	—	—	—	—	—	—	40,575	660,155
ROA Units	02/12/2020	02/10/2020	—	—	—	3,121	12,485	24,970	—	203,131
TUR Units	02/12/2020	02/10/2020	—	—	—	3,121	12,485	24,970	—	222,108
Robert W. Bourne	—	—	—	330,000	—	—	—	—	—	—
Time-Based Units	02/12/2020	02/10/2020	—	—	—	—	—	—	37,454	609,377
ROA Units	02/12/2020	02/10/2020	—	—	—	2,731	10,924	21,848	—	177,733
TUR Units	02/12/2020	02/10/2020	—	—	—	2,731	10,924	21,848	—	194,338
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200%, but there are no individual maximums established.
(2)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2020 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(3)Mr. Pearl’s employment with the Partnership ended on September 11, 2020 and he did not receive a payout under the non-equity incentive plan and also forfeited a prorated portion of his equity incentive awards and stock awards upon his resignation. The values disclosed reflect the full awards granted to him in 2020.

Outstanding Equity Awards at Year-End 2020

The following table reflects outstanding equity awards for each NEO as of December 31, 2020. The market values shown are based on WES’s closing unit price of $13.82 on December 31, 2020. The table excludes any prior outstanding awards granted under the Occidental LTIP Plan, as per the terms of the December 2019 Services Agreement, the Partnership no longer reimburses Occidental for the expense of these awards that were granted prior to 2020.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Michael P. Ure
Time-Based Units	156,055	2,156,680	—	—
ROA Units	—	—	67,885	938,171
TUR Units	—	—	81,930	1,132,273
Michael C. Pearl
ROA Units	—	—	6,818	94,225
TUR Units	—	—	8,229	113,725
Craig W. Collins
Time-Based Units	65,544	905,818	—	—
ROA Units	—	—	29,418	406,557
TUR Units	—	—	35,504	490,665
Charles G. Griffie
Time-Based Units	40,575	560,747	—	—
ROA Units	—	—	18,104	250,197
TUR Units	—	—	21,849	301,953
Robert W. Bourne
Time-Based Units	37,454	517,614	—	—
ROA Units	—	—	15,840	218,909
TUR Units	—	—	19,117	264,197
_________________________________________________________________________________________
(1)The time-based units vest ratably over three years in installments on the first, second, and third anniversaries of the grant date. One-third of the outstanding units vested on February 12, 2021, and the remaining unvested portion will vest one-third on February 12, 2022 and one-third on February 12, 2023. At the end of each vesting period, the number of units that vest are settled in unrestricted WES common units, less any units withheld for taxes.
(2)The number of outstanding performance units (including ROA units and TUR units) and the estimated payout values disclosed for each award, are calculated based on WES’s return on assets performance and relative total unit return performance ranking as of December 31, 2020, and are not necessarily indicative of what the payout earned will be at the end of each three-year performance period. Mr. Pearl’s outstanding units are based on his awards that were prorated upon his termination and continue to be subject to the original performance criteria. The three-year performance period for these awards is January 1, 2020 to December 31, 2022. WES’s performance to date as of December 31, 2020 under the ROA awards was 145% and 175% under the TUR awards.

Option Exercises and Units Vested in 2020

The following table reflects information about the aggregate dollar value realized during 2020 by our NEOs for WES awards that vested in 2020. The table below excludes the vesting of any prior awards granted under the Occidental LTIP, as per the terms of the December 2019 Services Agreement, the Partnership no longer reimburses Occidental for the expense of awards that were granted prior to 2020.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael P. Ure	25,779	232,975
Michael C. Pearl	20,950	163,723
Craig W. Collins	10,957	99,018
Charles G. Griffie	6,767	61,159
Robert W. Bourne	6,123	55,339
_________________________________________________________________________________________
(1)The number of units acquired on vesting include the vesting of distribution equivalent rights that, per the terms of the underlying award agreements, were settled in common units on the date of the distribution payment. Mr. Pearl’s value also includes the prorated number of WES time-based units that vested upon his termination of employment on September 11, 2020.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the valued disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.

Pension Benefits for 2020

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2020

    WES does not have a nonqualified deferred compensation plan that allows employees the ability to accumulate additional retirement through deferrals of compensation.

Potential Payments Upon Termination or Change of Control

    In connection with the transfer of employment of our NEOs to a subsidiary of WES on December 31, 2019, and per the terms of our Services Agreement, we assumed severance and termination pay obligations under plans and programs maintained by Anadarko and Occidental. The severance and termination pay arrangements of Anadarko included, for Messrs. Pearl and Griffie, a key employee change of control contract, pursuant to which the executive would be entitled to enhanced severance benefits in the event of an involuntary termination of employment without cause or resignation for good reason following a change of control of Anadarko. The Occidental Merger constituted a change of control of Anadarko for purposes of these agreements. In 2019, to encourage retention and dedication, Messrs. Pearl and Griffie were granted retention awards by Occidental in exchange for waiving their right to receive severance pay or benefits upon a resignation of employment for good reason or involuntary termination without cause under these agreements. Pursuant to the Services Agreement, we are not responsible for the cost of these retention awards.
The severance and termination pay arrangements of Anadarko also included the Anadarko Petroleum Corporation Amended and Restated Change of Control Severance Plan, which was a broad-based plan covering substantially all of Anadarko’s employees who provided services to us and provided for enhanced severance benefits following a change of control of Anadarko (the “Anadarko COC Plan”). The Anadarko COC Plan provided that eligible participants are entitled to certain severance benefits if (i)(A) the participant’s employment is terminated without cause by the participant’s employer or (B) if the participant terminates his or her employment within ninety days following the sale or disposition of the participant’s employer in which the participant was not offered substantially similar employment and compensation terms with the purchaser, in each case, within three years of a change of control or (ii) the participant resigns for good reason within one year following a change of control (all such terminations, a “Qualifying Termination”). Assuming there is a Qualifying Termination, the severance benefits upon termination under the Anadarko COC Plan include the following:

•A cash lump sum equal to (A) 50% of the sum of (i) the participant’s monthly base salary plus (ii) the highest annual bonus received by the participant over the previous three years, divided by twelve, multiplied by the number of years of service by the participant (clauses (i) and (ii), “Monthly Compensation”) and (B) one month of Monthly Compensation for each $10,000 of annual compensation (base salary plus highest annual bonus), rounding up to the next highest whole multiple of $10,000 if the participant’s annual compensation is not a multiple of $10,000 (the “Severance Benefit”);

•A cash lump sum equal to the pro-rata annual bonus based on the participant’s target bonus percentage; and

•Continuation of medical and dental insurance coverage for up to six months following termination of employment.

Notwithstanding the foregoing benefits, the minimum Severance Benefit under the Anadarko COC Plan is three times the Monthly Compensation and the maximum Severance Benefit is twenty-four times the Monthly Compensation. While employees maintain their eligibility and participation under these arrangements, our obligations are limited to no greater than 6 months of employee’s base salary or for our NEOs, an amount the officer would be entitled to receive under the formulas set forth in Anadarko’s non-change in control Officer Severance Plan. The Anadarko Entities, not our General Partner, are responsible for any payments that exceed these amounts.
In order to provide for uniformity in severance entitlements, on December 31, 2019, our Board extended the benefits under the Anadarko COC Plan to the NEOs who were not employed with Anadarko prior to the Occidental Merger (this includes Messrs. Ure, Collins, and Bourne). These benefits will apply for so long as the Anadarko COC Plan continues to apply for the former Anadarko employees who are now employed with us. For these NEOs, we will be responsible for 100% of these broad-based severance payments and benefits available under the plan.
Per the terms of our Services Agreement we will not reimburse Occidental in cash for amounts related to the vesting of any outstanding equity or long-term incentive awards (whether vested, unvested, deferred, or otherwise) previously granted by Anadarko or Occidental to our NEOs, accordingly these awards are excluded from the amounts shown below.

Involuntary For Cause. For “cause” is generally defined as: (i) conviction of a felony or of a misdemeanor involving moral turpitude, (ii) willful failure to perform duties or responsibilities, (iii) engaging in conduct which is injurious (monetarily or otherwise) to the Partnership (or any affiliates), (iv) engaging in business activities which are in conflict with the business interests of the Partnership (or any affiliates), (v) insubordination, (vi) engaging in conduct which is in violation of any applicable policy or work rule, (vii) engaging in conduct in violation of applicable safety rules or standards, or (viii) engaging in conduct that is in violation of the applicable Code of Ethics and Business Conduct.

	Mr. Ure	Mr. Collins	Mr. Griffie	Mr. Bourne
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Involuntary Not For Cause Termination. As of December 31, 2020, unless otherwise noted, our NEOs were eligible for severance benefits under the broad-based Anadarko COC Plan in the event they are terminated without cause before the end of the change of control period defined under the Plan, which is August 8, 2022. The original severance benefits were subject to a double-trigger; however, the Occidental Merger constituted a change of control of Anadarko for purposes of these arrangements and met the requirements for the first trigger. Accordingly, benefits are now subject only to the second trigger of an involuntary not for cause termination.

	Mr. Ure	Mr. Pearl	Mr. Collins	Mr. Griffie	Mr. Bourne
Cash Severance (1)	$2,800,000	$—	$1,651,000	$—	$1,437,000
Pro-Rata Annual Cash Bonus (2)	650,000	—	390,000	—	330,000
Pro-Rata Vesting of WES Equity Awards (3)	1,323,928	302,735	565,238	348,844	313,161
Other Payments (4)	—	167,146	—	—	—
Total	$4,773,928	$469,881	$2,606,238	$348,844	$2,080,161
_________________________________________________________________________________________
(1)The amounts above for Messrs. Ure, Collins and Bourne reflect the double-trigger broad-based rights extended to them under the Anadarko COC Plan. Due to the waiver of certain change of control rights discussed above, Messrs. Pearl and Griffie do not have arrangements covering involuntary not for cause termination. Mr. Pearl left the Partnership on September 11, 2020, and did not receive any cash severance in connection with his departure.
(2)The amounts for Messrs. Ure, Collins and Bourne reflect a prorated annual bonus based on their target bonus for the year, assuming that each such NEO’s employment terminates as of December 31 of the applicable year, pursuant to the rights extended to them under the Anadarko COC Plan. Mr. Pearl did not receive a bonus upon his termination and Mr. Griffie, as discussed above, has waived his rights to a prorated bonus.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2020. In the event of an involuntary termination not for cause, the performance units would be paid after the end of the performance period, based on actual performance.
(4)In conjunction with Mr. Pearl’s termination from the Partnership on September 11, 2020, he received a cash payment to restore the employer contributions under the employee 401(k) plan he would have otherwise been entitled to absent the IRS compensation limits.

Change of Control: Involuntary Termination or Voluntary For Good Reason. As noted above, on December 31, 2020 certain of our NEOs were eligible for severance benefits under the broad-based Anadarko COC Plan in the event they are terminated without cause before the end of the change of control period defined under the Plan, which is August 8, 2022. Per the terms of the Services Agreement, we assumed Mr. Griffie’s Anadarko key employee change of control contract and while he waived any additional benefits related to the Occidental Merger, he is eligible for severance benefits under this contract in the event of a change of control of WES and a qualifying termination event. In the event there is a change of control of WES and a qualifying termination event, the NEOs would also receive the accelerated vesting of their WES equity awards.

Per the terms of the award agreements, a change of control is deemed to have occurred in the event: (i) any person or group other than the Partnership or Occidental (or affiliate) becomes the beneficial owner of more than 50% of the combined voting power of the equity interests in the General Partner, (ii) our equity holders approve, in one or a series of transactions, a plan of complete liquidation of the Partnership, (iii) the sale or disposition by the Partnership of all or substantially all of its assets to any person other than an affiliate of the General Partner or Partnership, or (iv) the General Partner or an affiliate of the General Partner ceases to be the general partners of the Partnership and a single person or group other than the Partnership or Occidental (or affiliate) beneficially owns more than 50% of the combined voting power of the equity interests in the entity that is or becomes the general partner of the Partnership.
Because the one-year good reason protection period under the Anadarko COC Plan has lapsed, a voluntary termination for good reason is no longer a qualifying termination event under that Plan. Mr. Griffie’s change of control contract and the WES equity award agreements include good reason as a qualifying termination event, with good reason generally defined as any one of the following occurrences within two years of a change of control: (i) a diminution of duties and responsibilities, (ii) a material reduction in compensation, (iii) a material change in work location, as defined in the applicable agreement, or (iv) a requirement to travel for business to a substantially greater extent, with all occurrences compared to agreements in place immediately prior to the change of control.

	Mr. Ure	Mr. Collins	Mr. Griffie	Mr. Bourne
Cash Severance (1)	$2,800,000	$1,651,000	$1,925,750	$1,437,000
Pro-Rata Annual Cash Bonus (2)	650,000	390,000	345,000	330,000
Accelerated Vesting of WES Equity Awards (3)	4,227,123	1,803,040	1,112,892	1,000,720
Total	$7,677,123	$3,844,040	$3,383,642	$2,767,720
_________________________________________________________________________________________
(1)The amounts for Messrs. Ure, Collins, and Bourne reflect the double-trigger broad-based rights extended to them under the Anadarko COC Plan. Mr. Griffie’s benefits reflect the cash severance benefits payable under his legacy Anadarko key employee change of control contract that we assumed as part of the Services Agreement.
(2)Messrs. Ure, Collins, and Bourne values reflect a prorated annual bonus based on their target bonus for the year, pursuant to the rights extended to them under the Anadarko COC Plan. Pursuant to the terms of his key employee contract, Mr. Griffie’s value reflects a prorated target bonus for the year.
(3)The amounts reflect the estimated current value of unvested performance units based on performance to date and the value of unvested time-based units, all as of December 31, 2020. In the event of a change of control, the performance would be calculated based on the change of control date.

Disability

	Mr. Ure	Mr. Collins	Mr. Griffie	Mr. Bourne
Accelerated Vesting of WES Equity Awards (1)	$4,227,123	$1,803,040	$1,112,892	$1,000,720
Total	$4,227,123	$1,803,040	$1,112,892	$1,000,720
_______________________________________________________________________________________=
(1)Values reflect the estimated current value of unvested performance units based on performance to date and the value of unvested time-based units, all as of December 31, 2020. In the event of a disability termination, the performance units would be paid after the end of the performance period, based on actual performance.

Death

	Mr. Ure	Mr. Collins	Mr. Griffie	Mr. Bourne
Accelerated Vesting of WES Equity Awards (1)	$4,227,123	$1,803,040	$1,112,892	$1,000,720
Total	$4,227,123	$1,803,040	$1,112,892	$1,000,720
______________________________________________________________________________________
(1)Values reflect the estimated current value of unvested performance units based on performance to date and the value of unvested time-based units, all as of December 31, 2020. In the event of death, the performance units would be paid after the end of the performance period, based on actual performance.

CEO Pay Ratio

    Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of Mr. Michael P. Ure, our Chief Executive Officer (CEO). Prior to 2020, because we did not directly have any employees, our pay ratio was based on those employees of Anadarko and Occidental that provided services to us pursuant to (i) the Services and Secondment Agreement and (ii) the omnibus agreement. As discussed in the Employees section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K, as of December 31, 2020, we had 1,045 employees.
We identified the median employee by using base salary earnings for all employees, excluding our CEO, who were employed by us on December 31, 2020. We included all employees, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions, or adjustments to the data. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology used for our NEOs as set forth in the above 2020 Summary Compensation Table. The pay ratio provided has been calculated as the total 2020 annual compensation for Mr. Ure of $5,434,887, divided by the total 2020 annual compensation of the median employee of $139,573. For 2020, the ratio resulting from this calculation was 39 to 1.

Director Compensation

On September 11, 2020, WES announced a re-composition of the board of directors of its general partner. Kenneth F. Owen, David J. Schulte, and Lisa A. Stewart (each a "New Director") were appointed as independent directors. In connection with a reduction in the size of the Board from eleven to eight directors, Steven D. Arnold, Marcia E. Backus, James R. Crane, Thomas R. Hix, Craig W. Stewart, and David J. Tudor left the Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner received compensation during 2020 for their Board service and for attending Board and committee meetings pursuant to a director compensation plan approved by the Board. There were no changes to the director compensation plan during 2020.

Compensation for non-employee directors during 2020 consisted of the following:

•an annual retainer of $110,000 for each non-employee Board member;

•an annual retainer of $2,000 for each member of the Audit Committee, or $22,000 for the Audit Committee chair;

•an annual retainer of $2,000 for each member of the Special Committee, or $22,000 for the Special Committee chair;

•a fee of $2,000 for each Board and committee meeting attended to the extent a non-employee Board member attends in excess of 10 total Board and committee meetings in one calendar year; and

•annual grants of phantom units with a value of approximately $125,000.

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

The following table sets forth information concerning total director compensation earned during 2020 by each non-employee director:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Kenneth F Owen	40,783	52,931	93,714
David J. Schulte	40,783	52,931	93,714
Lisa A. Stewart	34,696	52,931	87,627
Oscar K. Brown	69,203	54,855	124,058
Thomas R. Hix	165,000	113,299	278,299
Craig W. Stewart	140,000	113,299	253,299
David J. Tudor	167,500	113,299	280,799
Steven D. Arnold	140,000	113,299	253,299
James R. Crane	140,000	113,299	253,299
________________________________________________________________________________________
(1)The amounts include fees earned during the year and an additional payment made to Messrs. Hix, Stewart, Tudor, Arnold, and Crane upon their resignation from the Board.
(2)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2020, computed in accordance with FASB ASC Topic 718. Upon the September 11, 2020 departure of Messrs. Hix, Stewart, Tudor, Arnold, and Crane, the Board approved the vesting of their outstanding phantom units. For these directors, the amounts include the incremental fair value of the awards on the modification date, of $58,444, valued in accordance with FASB ASC Topic 718. See the table below for phantom units awarded to each non-employee director during 2020. As of December 31, 2020, Messrs. Owen and Schulte and Ms. Stewart each had 7,182 outstanding phantom units; Mr. Brown had 7,803 outstanding phantom units; and Messrs. Hix, Stewart, Tudor, Arnold, and Crane had no outstanding phantom units.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2020:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Kenneth F Owen	Sept 23	7,182	52,931
David J. Schulte	Sept 23	7,182	52,931
Lisa A. Stewart	Sept 23	7,182	52,931
Oscar K. Brown	May 14	7,803	54,855
Thomas R. Hix	May 14	7,803	54,855
Craig W. Stewart	May 14	7,803	54,855
David J. Tudor	May 14	7,803	54,855
Steven D. Arnold	May 14	7,803	54,855
James R. Crane	May 14	7,803	54,855
_________________________________________________________________________________________
(1)The awards granted on September 23, 2020 reflect a prorated annual award granted to the new directors upon their appointment to the Board and will vest on February 12, 2021, a vesting date that aligns with the annual vesting of our NEO awards. Mr. Brown’s award granted on May 14, 2020 vests on May 14, 2021. On September 11, 2020, upon the departure of Messrs. Hix, Stewart, Tudor, Arnold, and Crane, the Board approved the vesting of their outstanding units granted on May 14, 2020.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2020 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not have been equal to the value included above.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Vangolen and Bennett, and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner, and Occidental.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 22, 2021:

•each member of the Board of Directors;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	214,281,578	51.9%
Glenn Vangolen	—	*
Michael P. Ure (3)	69,498	*
Robert W. Bourne	14,628	*
Craig W. Collins	32,760	*
Christopher B. Dial	12,879	*
Catherine A. Green	5,389	*
Charles G. Griffie	16,953	*
Peter J. Bennett	—	*
Oscar K. Brown	1,440	*
Nicole E. Clark	—	*
Kenneth F. Owen	7,182	*
David J. Schulte	11,682	*
Lisa A. Stewart	7,182	*
All directors and executive officers as a group (13 persons)	179,593	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of Directors of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)WGRI owns 161,319,520 common units, AMH owns 457,849 common units, WGRAH owns 38,139,260 common units, and Anadarko USH1 Corporation owns 14,364,949 common units of WES. Occidental is the ultimate parent company of each of the foregoing entities and may, therefore, be deemed to beneficially own the units held by such entities.
(3)Includes 10,000 common units held in a margin account. However, there are currently no margin borrowings associated with this account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	24,153,629 (1)	5.84%
Common Units	Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	21,340,971 (2)	5.16%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G/A filed February 9, 2021, with the SEC with respect to Partnership securities held as of December 31, 2020, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 24,153,629 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 24,098,923 of the common units held by ALPS.
(2)Based upon its Schedule 13G filed February 16, 2021, with the SEC with respect to Partnership securities held as of December 31, 2020, Invesco Ltd. has sole voting and dispositive power as to 21,340,971 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan and the Western Gas Partners, LP 2017 Long-Term Incentive Plan as of December 31, 2020. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	3,431,251
Equity compensation plans not approved by security holders	1,741,530 (1)	— (2)	1,082,437
Total	1,741,530	—	4,513,688
_________________________________________________________________________________________
(1)Includes performance units at their maximum payout of 200%.
(2)Phantom and performance units constitute the only rights outstanding under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Each phantom or performance unit that may be settled in common units entitles the holder to receive, upon vesting and determination of any performance criteria, if applicable, one common unit with respect to each phantom or performance unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 22, 2021, Occidental held (i) 214,281,578 of our common units, representing a 50.8% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.1% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH.
We control, manage, and operate WES Operating through our ownership of WES Operating GP. We, directly and indirectly through our ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating.
The officers of our general partner are also officers of WES Operating GP and our general partner’s officers operate WES Operating’s business. Five of our directors are currently or formerly affiliated with Occidental and our remaining directors are independent as defined by the NYSE.

Agreements with Occidental

We, WES Operating, and other parties have entered into various agreements with Occidental as discussed below. These agreements were not the result of arm’s-length negotiations and, as such, they or the related underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information regarding the transactions and agreements discussed below.

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Consolidated statements of operations
	Year Ended December 31,
thousands	2020	2019	2018
Revenues and other
Service revenues – fee based	$1,740,999	$1,441,875	$1,070,066
Service revenues – product based	8,509	7,062	3,339
Product sales	71,104	158,459	280,306
Total revenues and other	1,820,612	1,607,396	1,353,711
Equity income, net – related parties (1)	226,750	237,518	195,469
Operating expenses
Cost of product	92,884	254,771	168,535
Operation and maintenance	49,533	146,990	115,948
General and administrative (2)	40,295	101,485	49,672
Total operating expenses	182,712	503,246	334,155
Gain (loss) on divestiture and other, net	(2,870)	—	—
Interest income – Anadarko note receivable	11,736	16,900	16,900
Interest expense	(6)	(1,970)	(6,746)
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes (i) amounts charged by Occidental pursuant to the shared services agreements (see Shared services agreements within this Item 13) and (ii) equity-based compensation expense allocated to us by Occidental, portions of which are not reimbursed to Occidental and are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2020	2019
Assets
Accounts receivable, net	$291,253	$113,345
Other current assets	5,493	4,982
Anadarko note receivable	—	260,000
Equity investments (1)	1,224,813	1,285,717
Other assets	50,967	60,221
Total assets	1,572,526	1,724,265
Liabilities
Accounts and imbalance payables	6,664	—
Short-term debt (2)	—	7,873
Accrued liabilities	19,195	3,087
Other liabilities	138,796	97,800
Total liabilities	164,655	108,760
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes amounts related to finance leases (see Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2020	2019	2018
Distributions from equity-investment earnings – related parties	$246,637	$234,572	$187,392
Acquisitions from related parties	—	(2,007,926)	(254)
Contributions to equity investments - related parties	(19,388)	(128,393)	(133,629)
Distributions from equity investments in excess of cumulative earnings – related parties	32,160	30,256	29,585
APCWH Note Payable borrowings	—	11,000	321,780
Repayment of APCWH Note Payable	—	(439,595)	—
Distributions to Partnership unitholders (1)	(367,861)	(566,868)	(400,194)
Distributions to WES Operating unitholders (2)	(15,434)	(19,768)	(7,583)
Net contributions from (distributions to) related parties	24,466	458,819	97,755
Above-market component of swap agreements with Anadarko	—	7,407	51,618
Finance lease payments	(6,382)	(508)	—
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to our partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
(2)Represents distributions paid to certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ from our consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2020	2019	2018
General and administrative (1)	$41,609	$99,613	$48,819
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreements and (ii) equity-based compensation expense allocated to WES Operating by Occidental, portions of which are not reimbursed to Occidental and are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2020	2019
Accounts receivable, net	$246,083	$113,581

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2020	2019	2018
Distributions to WES Operating unitholders (1)	$(771,546)	$(1,025,931)	$(514,906)
_________________________________________________________________________________________
(1)Represents distributions paid to us and certain subsidiaries of Occidental pursuant to WES Operating’s partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Related-party revenues. Related-party revenues include (i) income from our investments accounted for under the equity method of accounting (see Note 7 in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) and (ii) amounts earned by us from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. We have significant gathering and processing arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our infrastructure to bring their volumes to market. For the year ended December 31, 2020, production owned or controlled by Occidental represented 41% of our throughput for natural-gas assets (excluding equity-investment throughput) and 88% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets.
In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to our Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation, now Mesquite Energy, Inc. (“Mesquite”) that allows Mesquite to process gas under such agreement. For this reason, Anadarko continues to be liable under the Brasada gas processing agreement through 2034 to the extent Mesquite does not perform. For all periods presented, Mesquite has performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.
Further, in connection with the sale of its Uinta Basin assets in 2020, Kerr McGee Oil & Gas Onshore LP, a subsidiary of Occidental, retained the deficiency payment obligations under a gas processing agreement at the Chipeta plant. This contingent payment obligation extends through the earlier of October 1, 2022, or the termination of the processing agreement.

Commodity purchase and sale agreements. Through December 31, 2020, we sold a significant amount of our natural gas and NGLs to AESC, Occidental’s marketing affiliate. Prior to April 1, 2020, AESC acted as an agent on behalf of either us or our customers for third-party sales. Where AESC sold natural gas and NGLs on our customers’ behalf, we recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on our behalf, we recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as our agent for third-party sales and established AESC as our customer. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Key Performance Metrics under Part II, Item 7 of this Form 10-K). In addition, we purchase natural gas from AESC pursuant to purchase agreements.

Marketing Transition Services Agreement. Effective December 31, 2019, certain subsidiaries of Anadarko entered into a transition services agreement (the “Marketing Transition Services Agreement”) to provide marketing-related services to certain of our subsidiaries through December 31, 2020, subject to the option to extend such services for an additional six-month period. The Marketing Transition Services Agreement terminated on December 31, 2020. While we still have some marketing agreements with affiliates of Occidental, we began marketing and selling substantially all of our natural gas and NGLs directly to third parties beginning on January 1, 2021.

Operating lease. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of WES, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by us through December 31, 2021. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for the operation of our assets and for services provided to related parties, including field labor, measurement and analysis, and other disbursements. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of our and WES Operating’s agreements with Occidental. Related-party expenses do not bear a direct relationship to related-party revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Shared services agreements. General and administrative expense includes costs incurred pursuant to the agreements discussed below. Under these agreements Occidental has performed certain centralized corporate functions for us and WES Operating.

•Services Agreement. Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by us. Occidental was reimbursed for the services provided by the seconded employees. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. In late March 2020, seconded employees’ employment was transferred to us. Occidental continues to provide certain limited administrative and operational services to us, with most services expected to be fully transitioned to us by December 31, 2021.

•WES omnibus agreement. Prior to December 31, 2019, we had an omnibus agreement with Occidental and the general partner (the “WES omnibus agreement”) that governed (i) our obligation to reimburse Occidental for expenses incurred or payments made on our behalf in connection with Occidental’s provision of general and administrative services provided to us, including certain public company expenses and general and administrative expenses, (ii) our obligation to pay Occidental, in quarterly installments, an administrative services fee of $250,000 per year, which was subject to an annual increase pursuant to the omnibus agreement, and (iii) our obligation to reimburse Occidental for all insurance coverage expenses it incurred or payments it made on our behalf. The WES omnibus agreement was terminated as part of the December 2019 Agreements.

•WES Operating omnibus agreement. Prior to December 31, 2019, WES Operating had a separate omnibus agreement with Occidental and WES Operating GP (the “WES Operating omnibus agreement”) that governed (i) Occidental’s obligation to indemnify WES Operating for certain liabilities and WES Operating’s obligation to indemnify Occidental for certain liabilities, (ii) WES Operating’s obligation to reimburse Occidental for expenses incurred or payments made on its behalf in conjunction with Occidental’s provision of general and administrative services provided to WES Operating, including salary and benefits of Occidental personnel, public company expenses, general and administrative expenses, and salaries and benefits of WES Operating’s executive management who were employees of Occidental, and (iii) WES Operating’s obligation to reimburse Occidental for all insurance coverage expenses it incurred or payments it made with respect to WES Operating’s assets. Occidental, in accordance with the partnership agreement and the WES Operating omnibus agreement, determined, in its reasonable discretion, amounts to be reimbursed by WES Operating in exchange for services provided under the WES Operating omnibus agreement. The WES Operating omnibus agreement was terminated as part of the December 2019 Agreements.

Incentive Plans. General and administrative expense includes equity-based compensation expense allocated to us by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with us under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $14.6 million, $12.9 million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Anadarko note receivable. On September 11, 2020, we and Occidental entered into a Unit Redemption Agreement, pursuant to which (i) WES Operating transferred and assigned its interest in the Anadarko note receivable to its limited partners on a pro-rata basis, transferring 98% of its interest in (and accrued interest owed under) the Anadarko note receivable to us and the remaining 2% to WGRAH, a subsidiary of Occidental, (ii) we subsequently assigned the 98% interest in (and accrued interest owed under) the Anadarko note receivable to Anadarko, which Anadarko canceled and retired immediately upon receipt, in exchange for which Occidental caused certain of its subsidiaries to transfer an aggregate of 27,855,398 of our common units to us, and (iii) we canceled such common units immediately upon receipt. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Indemnification agreements with directors and officers. Our general partner has entered into indemnification agreements with each of its officers and directors (each, an “Indemnitee”). The indemnification agreements provide that each Indemnitee will be indemnified and held harmless against all expense, liability, and loss (including attorney’s fees, judgments, fines or penalties, and amounts to be paid in settlement) actually and reasonably incurred or suffered by the Indemnitee in connection with serving in their capacity as officers and directors of our general partner (or of any subsidiary of our general partner) or in any capacity at the request of our general partner or its Board of Directors to the fullest extent permitted by applicable law, including Section 18-108 of the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. The indemnification agreements also provide that advance payment of certain expenses must be made to the Indemnitee, including fees of counsel, in advance of final disposition of any proceeding subject to receipt of an undertaking from the Indemnitee to return such advance if it is ultimately determined that the Indemnitee is not entitled to indemnification.
Through December 31, 2020, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

Chipeta LLC agreement. We are party to the Chipeta LLC agreement, together with a third-party member. Among other things, the Chipeta LLC agreement provides the following:

•Chipeta’s members will be required from time to time to make capital contributions to Chipeta to the extent approved by the members in connection with Chipeta’s annual budget;

•Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, if any, to its members quarterly in accordance with those members’ membership interests; and

•Chipeta’s membership interests are subject to significant restrictions on transfer.

We are the managing member of Chipeta. As managing member, we manage the day-to-day operations of Chipeta and receive a management fee from the other member, which is intended to compensate the managing member for the performance of its duties. We may be removed as the managing member only if we are grossly negligent or fraudulent, breach our primary duties, or fail to respond in a commercially reasonable manner to written business proposals from the other member, and such behavior, breach, or failure has a material adverse effect to Chipeta.

Purchases from related parties. During the fourth quarter of 2020, a subsidiary of WES entered into an agreement to purchase three electrical substations located in the DJ Basin from a subsidiary of Occidental for $2.0 million. This purchase was recorded as an Accrued capital expenditure as of December 31, 2020, and cash was paid in January of 2021.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its related parties, including Occidental, on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owner (Occidental). At the same time, our general partner also has duties to manage our partnership in a manner beneficial to us and our unitholders.
Whenever a conflict arises between our general partner or its related parties, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See Special Committee under Part III, Item 10 of this Form 10-K.
Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our unitholders if the resolution of the conflict is any of the following:

•approved by the Special Committee of our general partner, although our general partner is not obligated to seek such approval;

•approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

•on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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
Additionally, the Board of Directors has adopted a written Code of Ethics and Business Conduct (the “Code”), under which all directors and officers of the general partner, and employees working on our behalf, are expected to avoid conflicts or the appearance of conflicts in relation to their duties and responsibilities to us, and report any violation of the Code by any person. Under our Corporate Governance Guidelines, any waivers of the Code for any officer or director may only be made by the Board of Directors or by a committee of the Board of Directors composed of independent directors.

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2020	2019	2020	2019
Audit fees	$250	$325	$2,240	$1,862
Audit-related fees	—	25	—	375
Total	$250	$350	$2,240	$2,237

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2020, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2020, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2021.

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

*	4.	1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
	4.	2	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
	4.	3
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
Partnership Interests Exchange Agreement, by and among Western Gas Resources, Inc., Western Midstream Holdings, LLC and Western Midstream Partners, LP, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

	10.	2
Amended and Restated Services, Secondment and Employee Transfer Agreement, by and between Occidental Petroleum Corporation, Anadarko Petroleum Corporation and Western Midstream Operating GP, LLC, dated as of December 31, 2019 (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

‡	10.	3
Anadarko Petroleum Corporation Key Employee Change of Control Contract for Vice Presidents (Michael C. Pearl), dated May 28, 2013, as amended on April 11, 2019 (incorporated by reference to Exhibit 10.11 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

‡	10.	4
Anadarko Petroleum Corporation Key Employee Change of Control Contract for Vice Presidents (Charles G. Griffie), dated November 28, 2018, as amended on April 11, 2019 (incorporated by reference to Exhibit 10.12 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

Exhibit Number			Description
	10.	5
Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

	10.	6	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
	10.	7	Form of Commodity Price Swap Agreement (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on May 6, 2010, File No. 001-34046).
‡	10.	8
Form of Indemnification Agreement by and between Western Midstream Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.16 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

‡	10.	9
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	10
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	11
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

‡	10.	12
Form of Award Agreement for independent directors under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

‡	10.	13
Western Midstream Partners, LP US Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	14
Form of Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	15
Form of Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	16
Form of Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

†	10.	17
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

	10.	18
Third Amended and Restated Revolving Credit Agreement, dated as of February 15, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

	10.	19
First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

	10.	20
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

Exhibit Number			Description
	10.	21
364-Day Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

	10.	22
First Amendment to 364-Day Credit Agreement, dated as of July 1, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on July 3, 2019, File No. 001-35753).

	10.	23
Second Amendment to Term Loan Credit Agreement, dated as of December 31, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

	10.	24
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

†	10.	25
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

†	10.	26
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

†	10.	27
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	28
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

†	10.	29
Amendment to Gas Gathering Agreement effective January 1, 2020, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.42 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

†	10.	30
Gas Gathering Agreement between Anadarko E&P Onshore LLC and Delaware Basin Midstream, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-34046).

	10.	31
First Amendment to 364-Day Credit Agreement, dated as of July 1, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on July 3, 2019, File No. 001-35753).

	10.	32
Unit Redemption Agreement by and between Western Midstream Partners, LP and Anadarko Petroleum Corporation, dated as of September 11, 2020 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on September 16, 2020, File No. 001-35753).

*	21.	1	List of Subsidiaries of Western Midstream Partners, LP.
*	23.	1	Consent of KPMG LLP - Western Midstream Partners, LP.

Exhibit Number			Description
*	23.	2	Consent of KPMG LLP - Western Midstream Operating, LP.
*	31.	1
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
_________________________________________________________________________________________

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

WESTERN MIDSTREAM PARTNERS, LP

February 26, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 26, 2021

/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

Each person whose signature appears below constitutes and appoints Michael P. Ure his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or the substitute or substitutes of may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signature	Title (Position with Western Midstream Holdings, LLC)

/s/ Glenn Vangolen	Chairman
Glenn Vangolen

/s/ Michael P. Ure	President, Chief Executive Officer, Chief Financial Officer and Director
Michael P. Ure	(Principal Executive and Financial Officer)

/s/ Catherine A. Green	Vice President and Chief Accounting Officer
Catherine A. Green	(Principal Accounting Officer)

/s/ Peter J. Bennett	Director
Peter J. Bennett

/s/ Oscar K. Brown	Director
Oscar K. Brown

/s/ Nicole E. Clark	Director
Nicole E. Clark

/s/ Kenneth F. Owen	Director
Kenneth F. Owen

/s/ David J. Schulte	Director
David J. Schulte

/s/ Lisa A. Stewart	Director
Lisa A. Stewart