Form 10-Q
period 2021-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2021-05-10
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of May 5, 2021:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	413,063,706
Western Midstream Operating, LP	None	None	None	None
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
Occidental Merger: Occidental’s acquisition by merger of Anadarko pursuant to the Agreement and Plan of Merger, dated as of May 9, 2019, by and among Occidental, Baseball Merger Sub 1, Inc., and Anadarko, which closed on August 8, 2019.
Panola: Panola Pipeline Company, LLC.
Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.

Purchase Program: The buyback program announced in November 2020, pursuant to which we may purchase up to $250.0 million in aggregate value of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
Ranch Westex: Ranch Westex JV LLC.
RCF: WES Operating’s $2.0 billion senior unsecured revolving credit facility that matures in February 2025.
Red Bluff Express: Red Bluff Express Pipeline, LLC.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Related parties: Occidental and the Partnership’s equity interests in Fort Union (until divested in October 2020), White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, FRP, Whitethorn LLC, Cactus II, Saddlehorn, Panola, Mi Vida, Ranch Westex, and Red Bluff Express.
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
TEFR Interests: The interests in TEP, TEG, and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
Term loan facility: WES Operating’s senior unsecured credit facility entered into in December 2018, which was repaid and terminated in January 2020.
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2021	2020
Revenues and other
Service revenues – fee based	$572,275	$701,396
Service revenues – product based	31,652	15,921
Product sales	70,805	56,649
Other	242	347
Total revenues and other (1)	674,974	774,313
Equity income, net – related parties	52,165	61,347
Operating expenses
Cost of product	88,969	103,270
Operation and maintenance	140,332	159,191
General and administrative	45,116	40,465
Property and other taxes	14,384	18,476
Depreciation and amortization	130,553	132,319
Long-lived asset and other impairments	14,866	155,785
Goodwill impairment	—	441,017
Total operating expenses (2)	434,220	1,050,523
Gain (loss) on divestiture and other, net	(583)	(40)
Operating income (loss)	292,336	(214,903)
Interest income – Anadarko note receivable	—	4,225
Interest expense	(98,493)	(88,586)
Gain (loss) on early extinguishment of debt	(289)	7,345
Other income (expense), net	(1,207)	(1,761)
Income (loss) before income taxes	192,347	(293,680)
Income tax expense (benefit)	1,112	(4,280)
Net income (loss)	191,235	(289,400)
Net income (loss) attributable to noncontrolling interests	5,444	(32,873)
Net income (loss) attributable to Western Midstream Partners, LP	$185,791	$(256,527)
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$185,791	$(256,527)
General partner interest in net (income) loss	(3,993)	5,131
Limited partners’ interest in net income (loss) (3)	181,798	(251,396)
Net income (loss) per common unit – basic and diluted (3)	$0.44	$(0.57)
Weighted-average common units outstanding – basic and diluted	413,104	443,971
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $378.3 million and $482.4 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $39.9 million and $132.6 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$56,376	$444,922
Accounts receivable, net	480,705	452,880
Other current assets	74,079	45,262
Total current assets	611,160	943,064
Property, plant, and equipment
Cost	12,689,438	12,641,745
Less accumulated depreciation	4,049,900	3,931,800
Net property, plant, and equipment	8,639,538	8,709,945
Goodwill	4,783	4,783
Other intangible assets	768,492	776,409
Equity investments	1,215,875	1,224,813
Other assets (1)	195,195	171,013
Total assets (2)	$11,435,043	$11,830,027
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$226,715	$210,691
Short-term debt	7,752	438,870
Accrued ad valorem taxes	55,610	41,427
Accrued liabilities	200,185	269,947
Total current liabilities	490,262	960,935
Long-term liabilities
Long-term debt	7,416,001	7,415,832
Deferred income taxes	22,752	22,195
Asset retirement obligations	267,962	260,283
Other liabilities	295,946	275,570
Total long-term liabilities	8,002,661	7,973,880
Total liabilities (3)	8,492,923	8,934,815
Equity and partners’ capital
Common units (413,062,133 and 413,839,863 units issued and outstanding at March 31, 2021, and December 31, 2020, respectively)	2,821,455	2,778,339
General partner units (9,060,641 units issued and outstanding at March 31, 2021, and December 31, 2020)	(16,033)	(17,208)
Total partners’ capital	2,805,422	2,761,131
Noncontrolling interests	136,698	134,081
Total equity and partners’ capital	2,942,120	2,895,212
Total liabilities, equity, and partners’ capital	$11,435,043	$11,830,027
________________________________________________________________________________________
(1)Other assets includes $8.9 million and $4.2 million of NGLs line-fill inventory as of March 31, 2021, and December 31, 2020, respectively. Other assets also includes $68.5 million and $71.9 million of materials and supplies inventory as of March 31, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.6 billion as of March 31, 2021, and December 31, 2020, respectively, which includes related-party Accounts receivable, net of $253.6 million and $291.3 million as of March 31, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $215.5 million and $164.7 million as of March 31, 2021, and December 31, 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	181,798	3,993	5,444	191,235
Distributions to Chipeta noncontrolling interest owner	—	—	(276)	(276)
Distributions to noncontrolling interest owners of WES Operating	—	—	(2,551)	(2,551)
Distributions to Partnership unitholders	(128,447)	(2,818)	—	(131,265)
Unit repurchases (1)	(16,241)	—	—	(16,241)
Contributions of equity-based compensation from Occidental	3,210	—	—	3,210
Equity-based compensation expense	3,524	—	—	3,524
Net contributions from (distributions to) related parties	1,627	—	—	1,627
Other	(2,355)	—	—	(2,355)
Balance at March 31, 2021	$2,821,455	$(16,033)	$136,698	$2,942,120
_________________________________________________________________________________________
(1)See Note 5.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	(251,396)	(5,131)	(32,873)	(289,400)
Distributions to Chipeta noncontrolling interest owner	—	—	(1,738)	(1,738)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,807)	(5,807)
Distributions to Partnership unitholders	(276,151)	(5,635)	—	(281,786)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	—	4,105
Equity-based compensation expense	1,129	—	—	1,129
Net contributions from (distributions to) related parties (1)	489	—	20,000	20,489
Balance at March 31, 2020	$2,684,136	$(24,990)	$133,139	$2,792,285
_________________________________________________________________________________________
(1)See Services Agreement within Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$191,235	$(289,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,553	132,319
Long-lived asset and other impairments	14,866	155,785
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	6,734	5,234
Deferred income taxes	557	(2,168)
Accretion and amortization of long-term obligations, net	2,088	2,100
Equity income, net – related parties	(52,165)	(61,347)
Distributions from equity-investment earnings – related parties	49,048	60,868
(Gain) loss on divestiture and other, net	583	40
(Gain) loss on early extinguishment of debt	289	(7,345)
Other	11	2,287
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(30,182)	7,702
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(16,467)	(28,924)
Change in other items, net	(35,600)	(24,857)
Net cash provided by operating activities	261,550	393,311
Cash flows from investing activities
Capital expenditures	(59,783)	(172,816)
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(86)	(10,960)
Distributions from equity investments in excess of cumulative earnings – related parties	12,141	5,052
Decreases to materials and supplies inventory and other	3,256	—
Net cash used in investing activities	(46,472)	(178,724)
Cash flows from financing activities
Borrowings, net of debt issuance costs	100,000	3,586,173
Repayments of debt	(531,085)	(3,470,139)
Increase (decrease) in outstanding checks	(22,017)	(7,308)
Distributions to Partnership unitholders (1)	(131,265)	(281,786)
Distributions to Chipeta noncontrolling interest owner	(276)	(1,738)
Distributions to noncontrolling interest owners of WES Operating	(2,551)	(5,807)
Net contributions from (distributions to) related parties	1,627	20,489
Finance lease payments	(1,816)	(2,151)
Unit repurchases	(16,241)	—
Net cash provided by (used in) financing activities	(603,624)	(162,267)
Net increase (decrease) in cash and cash equivalents	(388,546)	52,320
Cash and cash equivalents at beginning of period	444,922	99,962
Cash and cash equivalents at end of period	$56,376	$152,282
Supplemental disclosures
Interest paid, net of capitalized interest	$153,979	$75,844
Taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	22,964	120,233
_________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2021	2020
Revenues and other
Service revenues – fee based	$572,275	$701,396
Service revenues – product based	31,652	15,921
Product sales	70,805	56,649
Other	242	347
Total revenues and other (1)	674,974	774,313
Equity income, net – related parties	52,165	61,347
Operating expenses
Cost of product	88,969	103,270
Operation and maintenance	140,332	159,191
General and administrative	44,230	39,058
Property and other taxes	14,384	18,476
Depreciation and amortization	130,553	132,319
Long-lived asset and other impairments	14,866	155,785
Goodwill impairment	—	441,017
Total operating expenses (2)	433,334	1,049,116
Gain (loss) on divestiture and other, net	(583)	(40)
Operating income (loss)	293,222	(213,496)
Interest income – Anadarko note receivable	—	4,225
Interest expense	(98,493)	(88,586)
Gain (loss) on early extinguishment of debt	(289)	7,345
Other income (expense), net	(1,210)	(1,763)
Income (loss) before income taxes	193,230	(292,275)
Income tax expense (benefit)	1,112	(4,280)
Net income (loss)	192,118	(287,995)
Net income (loss) attributable to noncontrolling interest	1,633	(27,665)
Net income (loss) attributable to Western Midstream Operating, LP	$190,485	$(260,330)
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $378.3 million and $482.4 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $40.4 million and $132.5 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$52,504	$418,537
Accounts receivable, net	458,089	407,549
Other current assets	72,488	43,244
Total current assets	583,081	869,330
Property, plant, and equipment
Cost	12,689,438	12,641,745
Less accumulated depreciation	4,049,900	3,931,800
Net property, plant, and equipment	8,639,538	8,709,945
Goodwill	4,783	4,783
Other intangible assets	768,492	776,409
Equity investments	1,215,875	1,224,813
Other assets (1)	195,195	171,013
Total assets (2)	$11,406,964	$11,756,293
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$225,992	$210,532
Short-term debt	7,752	438,870
Accrued ad valorem taxes	55,610	41,427
Accrued liabilities	174,163	230,833
Total current liabilities	463,517	921,662
Long-term liabilities
Long-term debt	7,416,001	7,415,832
Deferred income taxes	22,752	22,195
Asset retirement obligations	267,962	260,283
Other liabilities	295,946	275,570
Total long-term liabilities	8,002,661	7,973,880
Total liabilities (3)	8,466,178	8,895,542
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2021, and December 31, 2020)	2,909,877	2,831,199
Total partners’ capital	2,909,877	2,831,199
Noncontrolling interest	30,909	29,552
Total equity and partners’ capital	2,940,786	2,860,751
Total liabilities, equity, and partners’ capital	$11,406,964	$11,756,293
_________________________________________________________________________________________
(1)Other assets includes $8.9 million and $4.2 million of NGLs line-fill inventory as of March 31, 2021, and December 31, 2020, respectively. Other assets also includes $68.5 million and $71.9 million of materials and supplies inventory as of March 31, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.5 billion as of March 31, 2021, and December 31, 2020, which includes related-party Accounts receivable, net of $231.3 million and $246.1 million as of March 31, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $215.2 million and $164.3 million as of March 31, 2021, and December 31, 2020, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	190,485	1,633	192,118
Distributions to Chipeta noncontrolling interest owner	—	(276)	(276)
Distributions to WES Operating unitholders	(127,470)	—	(127,470)
Contributions of equity-based compensation from Occidental	3,210	—	3,210
Contributions of equity-based compensation from WES	10,826	—	10,826
Net contributions from (distributions to) related parties	1,627	—	1,627
Balance at March 31, 2021	$2,909,877	$30,909	$2,940,786

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	$3,341,819
Net income (loss)	(260,330)	(27,665)	(287,995)
Distributions to Chipeta noncontrolling interest owner	—	(1,738)	(1,738)
Distributions to WES Operating unitholders	(290,314)	—	(290,314)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	4,105
Net contributions from (distributions to) related parties (1)	20,489	—	20,489
Balance at March 31, 2020	$2,756,583	$29,783	$2,786,366
_______________________________________________________________________________________
(1)See Services Agreement within Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$192,118	$(287,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,553	132,319
Long-lived asset and other impairments	14,866	155,785
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	14,036	4,105
Deferred income taxes	557	(2,168)
Accretion and amortization of long-term obligations, net	2,088	2,100
Equity income, net – related parties	(52,165)	(61,347)
Distributions from equity-investment earnings – related parties	49,048	60,868
(Gain) loss on divestiture and other, net	583	40
(Gain) loss on early extinguishment of debt	289	(7,345)
Other	11	2,287
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(50,540)	15,334
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(3,748)	(35,474)
Change in other items, net	(36,028)	(25,176)
Net cash provided by operating activities	261,668	394,350
Cash flows from investing activities
Capital expenditures	(59,783)	(172,816)
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(86)	(10,960)
Distributions from equity investments in excess of cumulative earnings – related parties	12,141	5,052
Decreases to materials and supplies inventory and other	3,256	—
Net cash used in investing activities	(46,472)	(178,724)
Cash flows from financing activities
Borrowings, net of debt issuance costs	100,000	3,586,173
Repayments of debt	(531,085)	(3,470,139)
Increase (decrease) in outstanding checks	(22,209)	(7,308)
Distributions to WES Operating unitholders (1)	(127,470)	(290,314)
Distributions to Chipeta noncontrolling interest owner	(276)	(1,738)
Net contributions from (distributions to) related parties	1,627	20,489
Finance lease payments	(1,816)	(2,151)
Net cash provided by (used in) financing activities	(581,229)	(164,988)
Net increase (decrease) in cash and cash equivalents	(366,033)	50,638
Cash and cash equivalents at beginning of period	418,537	98,122
Cash and cash equivalents at end of period	$52,504	$148,760
Supplemental disclosures
Interest paid, net of capitalized interest	$153,979	$75,844
Taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	22,964	120,233
________________________________________________________________________________________
(1)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. Western Midstream Partners, LP owns, directly and indirectly, a 98.0% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of March 31, 2021, the Partnership’s assets and investments consisted of the following:

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Partnership and entities in which it holds a controlling financial interest, including WES Operating, WES Operating GP, proportionately consolidated interests, and equity investments (see table below). All significant intercompany transactions have been eliminated.
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

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2020 Form 10-K, as filed with the SEC on February 26, 2021. Management believes that the disclosures made are adequate to make the information not misleading.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, and (iv) the inclusion of the impact of Partnership equity balances and Partnership distributions.

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of March 31, 2021 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta. See Note 5.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.

Equity-based compensation. During the three months ended March 31, 2021, the Partnership issued 338,078 common units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”). Compensation expense for the WES LTIP was $3.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
On March 22, 2021, the Board of Directors approved the Western Midstream Partners, LP 2021 Long-Term Incentive Plan, which authorized the issuance of up to 9.5 million of the Partnership’s common units. This plan provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, other unit-based awards, cash awards, and a unit award or a substitute award to employees and directors of the Partnership and its general partner. Affiliates of Occidental who held a majority of the Partnership’s outstanding common units as of March 22, 2021, approved the 2021 Long-Term Incentive Plan via written consent. On April 7, 2021, the Partnership mailed an information statement on Schedule 14C to its unitholders of record as of March 22, 2021. The 2021 Long-Term Incentive Plan became effective on April 27, 2021, which is 20 calendar days after the Partnership mailed out the information statement.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $6.9 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2021	2020
Revenue from customers
Service revenues – fee based	$529,413	$641,921
Service revenues – product based	31,652	15,921
Product sales	70,805	56,649
Total revenue from customers	631,870	714,491
Revenue from other than customers
Lease revenue (1)	42,862	59,475
Other	242	347
Total revenues and other	$674,974	$774,313
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

Certain of the Partnership’s midstream services contracts have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost-of-service rate provisions. During the year ended December 31, 2020, and the quarter ended March 31, 2021, the Partnership constrained revenue on certain cost-of-service agreements based on the status of commercial negotiations relating to a legal dispute with one of our contract counterparties. Future revenue reversals could occur to the extent the outcome of the legal proceedings and commercial negotiations differ from our current assumptions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $469.3 million and $428.2 million as of March 31, 2021, and December 31, 2020, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2020	$56,344
Additional estimated revenues recognized	4,571
Contract assets balance at March 31, 2021	$60,915

Contract assets at March 31, 2021
Other current assets	$14,745
Other assets	46,170
Total contract assets from contracts with customers	$60,915

Contract liabilities primarily relate to (i) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit, (ii) fixed and variable fees under cost-of-service contracts that are received from customers for which revenue recognition is deferred, and (iii) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit. The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2020	$266,937
Cash received or receivable, excluding revenues recognized during the period	15,260
Revenues recognized that were included in the contract liability balance at the beginning of the period	(2,067)
Contract liabilities balance at March 31, 2021	$280,130

Contract liabilities at March 31, 2021
Accrued liabilities	$19,250
Other liabilities	260,880
Total contract liabilities from contracts with customers	$280,130

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2021	$618,392
2022	1,055,916
2023	1,000,434
2024	971,137
2025	888,850
Thereafter	2,715,378
Total	$7,250,107

3. ACQUISITIONS AND DIVESTITURES

Fort Union and Bison facilities. In October 2020, the Partnership (i) sold its 14.81% interest in Fort Union Gas Gathering, LLC (“Fort Union”), which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party, initially exercisable during the first quarter of 2021 and subsequently extended to May 9, 2021. The Partnership received combined proceeds of $27.0 million, resulting in a net gain on sale of $21.0 million related to the Fort Union interest that was recorded in the fourth quarter of 2020 as Gain (loss) on divestiture and other, net in the consolidated statements of operations.
During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and it satisfied the held-for-sale criteria. The sale is expected to close in the second quarter of 2021.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30	0.31100	132,255	November 2020
December 31	0.31100	131,265	February 2021
2021
March 31 (1)	$0.31500	$132,969	May 2021
_________________________________________________________________________________________
(1)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the first quarter of 2021 of $0.31500 per unit, or $133.0 million in aggregate. The cash distribution is payable on May 14, 2021 to unitholders of record at the close of business on April 30, 2021, including the general partner units.

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2020
March 31	$143,404
June 30	143,404
September 30	143,404
December 31	127,470
2021
March 31	$137,030

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2021, Occidental held 202,781,578 common units, representing a 48.0% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 210,280,555 common units, representing a 49.8% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held to the public through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.
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

Partnership equity repurchases. In November 2020, the Board of Directors authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the quarter ended March 31, 2021, the Partnership repurchased 1,115,808 common units on the open market for an aggregate purchase price of $16.2 million. The units were canceled by the Partnership immediately upon receipt. As of March 31, 2021, the Partnership had an authorized amount of $201.2 million remaining under the Purchase Program.

Holdings of WES Operating equity. As of March 31, 2021, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses using the two-class method. Specifically, net income equal to the amount of available cash (beyond proper reserves as defined by the partnership agreement) was allocated to the common and general partner unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income (loss)) were then allocated to the common and general partner unitholders in accordance with their weighted-average ownership percentage during each period.
The Partnership’s basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period.

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2021	2020
Revenues and other
Service revenues – fee based	$367,475	$447,783
Service revenues – product based	4,505	2,978
Product sales	6,271	31,624
Total revenues and other	378,251	482,385
Equity income, net – related parties (1)	52,165	61,347
Operating expenses
Cost of product	17,647	77,903
Operation and maintenance	18,122	32,841
General and administrative (2)	4,093	21,855
Total operating expenses	39,862	132,599
Interest income – Anadarko note receivable	—	4,225
Interest expense	—	(43)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6) and (ii) equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets

thousands	March 31, 2021	December 31, 2020
Assets
Accounts receivable, net	$253,553	$291,253
Other current assets	14,096	5,493
Equity investments (1)	1,215,875	1,224,813
Other assets (2)	46,124	50,967
Total assets	1,529,648	1,572,526
Liabilities
Accounts and imbalance payables	8,929	6,664
Accrued liabilities	52,779	19,195
Other liabilities	153,841	138,796
Total liabilities	215,549	164,655
_________________________________________________________________________________________
(1)See Note 7.
(2)For the three months ended March 31, 2021, includes the addition of a $30.0 million right-of-use (“ROU”) asset recognized in connection with related-party operating leases (see Operating lease within this Note 6).

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2021	2020
Distributions from equity-investment earnings – related parties	$49,048	$60,868
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(86)	(10,960)
Distributions from equity investments in excess of cumulative earnings – related parties	12,141	5,052
Distributions to Partnership unitholders (1)	(66,642)	(150,609)
Distributions to WES Operating unitholders (2)	(2,551)	(5,807)
Net contributions from (distributions to) related parties	1,627	20,489
Finance lease payments	—	(202)
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).
(2)Represents distributions paid to a certain subsidiary of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2021	2020
General and administrative (1)	$4,587	$21,738
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6) and (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

Consolidated balance sheets
thousands	March 31, 2021	December 31, 2020
Accounts receivable, net	$231,286	$246,083

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2021	2020
Distributions to WES Operating unitholders (1)	$(127,470)	$(290,314)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and a certain subsidiary of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

Related-party revenues. Related-party revenues include (i) income from the Partnership’s investments accounted for under the equity method of accounting (see Note 7) and (ii) amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35% and 42% for the three months ended March 31, 2021 and 2020, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% and 89% for the three months ended March 31, 2021 and 2020, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 86% and 89% for the three months ended March 31, 2021 and 2020, respectively.
The Partnership is currently involved in a dispute with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to the Partnership’s DJ Basin oil-gathering system. If such dispute is resolved in a manner adverse to the Partnership, such resolution could have a negative impact on our financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.

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

Commodity purchase and sale agreements. Through December 31, 2020, the Partnership purchased and sold a significant amount of natural gas and NGLs from and to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate. Prior to April 1, 2020, AESC acted as an agent on behalf of either the Partnership or the Partnership’s customers for third-party sales. Where AESC sold natural gas and NGLs on the Partnership’s customers’ behalf, the Partnership recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on the Partnership’s behalf, the Partnership recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q).

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

Operating lease. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party Commercial Agreement below), these agreements are now classified as operating leases and a $30.0 million ROU asset was recognized during the first quarter of 2021. The ROU asset will be amortized to Operation and maintenance expense over the remaining term of the agreements.
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For each of the three months ended March 31, 2021 and 2020, the Partnership recognized fixed-lease revenues of $43.9 million and variable-lease revenue of $(1.1) million and $15.6 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs provided by related parties at certain of the Partnership’s assets. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Commodity purchase and sale agreements and Marketing Transition Services Agreement in the sections above. Related-party expenses do not bear a direct relationship to related-party revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Services Agreement. General and administrative expense includes costs incurred pursuant to the Services Agreement, under which Occidental has performed certain centralized corporate functions for the Partnership and WES Operating.
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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes allocated expense related to the Incentive Plans of $3.2 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

Related-party Commercial Agreement. During the first quarter of 2021, an affiliate of Occidental and certain wholly owned subsidiaries of the Partnership entered into a Commercial Understanding Agreement (“CUA”). Under the CUA, certain West Texas surface-use and salt-water disposal agreements were amended to reduce usage fees owed by the Partnership in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the CUA was $30.0 million.

Anadarko note receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note that bore interest at a fixed annual rate and was classified as interest income in the consolidated statements of operations. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which WES Operating transferred the note receivable to Anadarko, which Anadarko immediately canceled and retired upon receipt.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the three months ended March 31, 2021:

thousands	Balance at December 31, 2020	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2021
White Cliffs	$45,623	$381	$—	$(236)	$(2,644)	$43,124
Rendezvous	28,198	(145)	—	(341)	(539)	27,173
Mont Belvieu JV	98,874	6,718	—	(6,400)	—	99,192
TEG	16,661	1,107	—	(1,116)	(129)	16,523
TEP	195,189	9,161	—	(6,506)	(4,491)	193,353
FRP	199,881	8,723	—	(8,767)	(3,369)	196,468
Whitethorn LLC	156,729	2,085	31	(1,799)	(761)	156,285
Cactus II	173,921	6,259	55	(3,835)	—	176,400
Saddlehorn	111,717	8,434	—	(8,063)	—	112,088
Panola	20,867	655	—	(655)	(152)	20,715
Mi Vida	55,031	2,055	—	(2,080)	(56)	54,950
Ranch Westex	18,898	3,357	—	(6,348)	—	15,907
Red Bluff Express	103,224	3,375	—	(2,902)	—	103,697
Total	$1,224,813	$52,165	$86	$(49,048)	$(12,141)	$1,215,875
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2021	December 31, 2020
Land	N/A	$9,741	$9,696
Gathering systems – pipelines	30 years	5,286,821	5,231,212
Gathering systems – compressors	15 years	2,133,889	2,096,905
Processing complexes and treating facilities	25 years	3,434,442	3,424,368
Transportation pipeline and equipment	6 to 45 years	168,205	168,205
Produced-water disposal systems	20 years	844,794	831,719
Assets under construction	N/A	94,005	176,834
Other	3 to 40 years	717,541	702,806
Total property, plant, and equipment		12,689,438	12,641,745
Less accumulated depreciation		4,049,900	3,931,800
Net property, plant, and equipment		$8,639,538	$8,709,945

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the three months ended March 31, 2021, the Partnership recognized impairments of $14.9 million, primarily attributable to $13.5 million of impairments at the DJ Basin complex due to cancellation of projects.
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

Potential future long-lived asset impairments. As of March 31, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments. For example, on April 29, 2020, the Partnership received notice that Sanchez, in its bankruptcy, is attempting to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. On May 6, 2021, the Bankruptcy Court issued an opinion determining, among other things, that Sanchez’s Springfield gathering agreements were rejected, but that such agreements contain covenants running with the land that survive rejection, thus preserving the acreage dedication to the Partnership’s Springfield system. Depending on the ultimate outcome of the Partnership’s continuing efforts to defend its contractual rights in the bankruptcy proceeding, as well as the Partnership’s ongoing commercial discussions, the Partnership’s South Texas assets could be impaired.

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
During the three months ended March 31, 2020, the Partnership performed an interim goodwill impairment test due to a significant decline in the trading price of the Partnership’s common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership primarily used the market approach and Level-3 inputs to estimate the fair value of its two reporting units. The market approach was based on multiples of EBITDA and the Partnership’s projected future EBITDA. The EBITDA multiples were based on current and historic multiples for comparable midstream companies of similar size and business profit to the Partnership. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, operating, and general and administrative costs. The Partnership also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the valuations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired. Recurring goodwill impairment assessments have indicated no further impairment.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Trade receivables, net	$480,265	$452,718	$457,998	$407,547
Other receivables, net	440	162	91	2
Total accounts receivable, net	$480,705	$452,880	$458,089	$407,549

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
NGLs inventory	$4,373	$882	$4,373	$882
Imbalance receivables	29,723	12,976	29,723	12,976
Prepaid insurance	6,741	8,131	5,150	6,113
Contract assets	14,745	5,338	14,745	5,338
Other	18,497	17,935	18,497	17,935
Total other current assets	$74,079	$45,262	$72,488	$43,244

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Accrued interest expense	$73,940	$137,307	$73,940	$137,307
Short-term asset retirement obligations	16,181	20,215	16,181	20,215
Short-term remediation and reclamation obligations	5,951	2,950	5,951	2,950
Income taxes payable	3,023	3,399	3,023	3,399
Contract liabilities	19,250	31,477	19,250	31,477
Other (1)	81,840	74,599	55,818	35,485
Total accrued liabilities	$200,185	$269,947	$174,163	$230,833
_________________________________________________________________________________________
(1)As of March 31, 2021, includes $29.1 million of field-related accruals owed to related parties, portions of which include the weather-related impacts caused by winter storm Uri.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2021			December 31, 2020
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
5.375% Senior Notes due 2021	$—	$—	$—	$431,081	$430,606	$436,241
Finance lease liabilities	7,752	7,752	7,752	8,264	8,264	8,264
Total short-term debt	$7,752	$7,752	$7,752	$439,345	$438,870	$444,505

Long-term debt
4.000% Senior Notes due 2022	$580,917	$580,613	$596,358	$580,917	$580,555	$597,568
Floating-Rate Senior Notes due 2023	239,978	239,013	237,964	239,978	238,879	235,066
3.100% Senior Notes due 2025	1,000,000	993,300	1,035,754	1,000,000	992,900	1,028,614
3.950% Senior Notes due 2025	500,000	495,132	514,220	500,000	494,866	512,807
4.650% Senior Notes due 2026	500,000	496,840	527,584	500,000	496,708	524,880
4.500% Senior Notes due 2028	400,000	395,746	415,374	400,000	395,617	415,454
4.750% Senior Notes due 2028	400,000	396,649	418,284	400,000	396,555	418,786
4.050% Senior Notes due 2030	1,200,000	1,189,637	1,304,379	1,200,000	1,189,407	1,342,996
5.450% Senior Notes due 2044	600,000	593,631	617,579	600,000	593,598	607,234
5.300% Senior Notes due 2048	700,000	687,101	703,739	700,000	687,048	694,172
5.500% Senior Notes due 2048	350,000	342,571	342,609	350,000	342,543	343,928
5.250% Senior Notes due 2050	1,000,000	983,561	1,082,044	1,000,000	983,512	1,100,375
Finance lease liabilities	22,207	22,207	22,207	23,644	23,644	23,644
Total long-term debt	$7,493,102	$7,416,001	$7,818,095	$7,494,539	$7,415,832	$7,845,524
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the three months ended March 31, 2021:

thousands	Carrying Value
Balance at December 31, 2020	$7,854,702
RCF borrowings	100,000
Repayments of RCF borrowings	(100,000)
Repayment of 5.375% Senior Notes due 2021	(431,081)
Finance lease liabilities	(1,949)
Other	2,081
Balance at March 31, 2021	$7,423,753

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at March 31, 2021, and were 3.287%, 4.168%, and 5.362%, respectively, at March 31, 2020. The interest rate on the Floating-Rate Senior Notes was 2.33% and 2.69% at March 31, 2021 and 2020, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. At March 31, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF”) is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders.
As of March 31, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of March 31, 2021 and 2020, the interest rate on any outstanding RCF borrowings was 1.61% and 2.13%, respectively. The facility-fee rate was 0.25% and 0.20% at March 31, 2021 and 2020, respectively. At March 31, 2021, WES Operating was in compliance with all covenants under the RCF.

Term loan facility. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated its $3.0 billion senior unsecured credit facility (“Term loan facility”), see WES Operating Senior Notes above. During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $34.5 million as of March 31, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2021	2020
Third parties
Long-term and short-term debt	$(95,722)	$(89,769)
Finance lease liabilities	(298)	(405)
Amortization of debt issuance costs and commitment fees	(3,338)	(3,127)
Capitalized interest	865	4,758
Total interest expense – third parties	(98,493)	(88,543)
Related parties
Finance lease liabilities	—	(43)
Total interest expense – related parties	—	(43)
Interest expense	$(98,493)	$(88,586)

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next twelve months, primarily relate to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2020 Form 10-K as filed with the SEC on February 26, 2021.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of March 31, 2021 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•our ability to repay debt;

•the impact from disruptions caused by winter storm Uri or the recent blizzard in the state of Colorado or resolution of litigation or other disputes;

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

•the economic uncertainty from the worldwide outbreak of the coronavirus (“COVID-19”); and

•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2020 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of March 31, 2021, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	39	3	—	—
Natural-gas processing plants/trains	25	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2021, included the following:

•WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.

•We repurchased 1,115,808 common units for an aggregate purchase price of $16.2 million during the three months ended March 31, 2021.

•Our first-quarter 2021 per-unit distribution of $0.31500 increased $0.004 from the fourth-quarter 2020 per-unit distribution of $0.31100.

•Natural-gas throughput attributable to WES totaled 4,045 MMcf/d for the three months ended March 31, 2021, representing a 2% increase and 9% decrease compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 604 MBbls/d for the three months ended March 31, 2021, representing a 2% decrease and 21% decrease compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

•Produced-water throughput attributable to WES totaled 595 MBbls/d for the three months ended March 31, 2021, representing a 9% decrease and 15% decrease compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

•Operating income (loss) was $292.3 million for the three months ended March 31, 2021, compared to $373.0 million and $(214.9) million for the three months ended December 31, 2020, and March 31, 2020, respectively. The three months ended March 31, 2020, included goodwill and long-lived asset impairments of $596.8 million.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.19 per Mcf for the three months ended March 31, 2021, representing no change and a 3% increase compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.45 per Bbl for the three months ended March 31, 2021, representing a 9% decrease and 1% increase compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.92 per Bbl for the three months ended March 31, 2021, representing a 6% decrease and 5% decrease compared to the three months ended December 31, 2020, and March 31, 2020, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,133	1,196	(5)%	1,389	(18)%
DJ Basin	1,344	1,197	12%	1,407	(4)%
Equity investments	439	429	2%	444	(1)%
Other	1,279	1,298	(1)%	1,392	(8)%
Total throughput for natural-gas assets	4,195	4,120	2%	4,632	(9)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	162	178	(9)%	192	(16)%
DJ Basin	82	78	5%	128	(36)%
Equity investments	337	339	(1)%	418	(19)%
Other	35	36	(3)%	41	(15)%
Total throughput for crude-oil and NGLs assets	616	631	(2)%	779	(21)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	607	670	(9)%	717	(15)%
Total throughput for produced-water assets	607	670	(9)%	717	(15)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Weather-related impacts. In February 2021, the U.S. experienced winter storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S., including Texas, and in March 2021, Colorado experienced a historic blizzard. Winter storm Uri adversely affected our volumes for approximately ten days and the blizzard in Colorado likewise disrupted our assets in that state. We estimate the impact of these weather events to have reduced net income and Adjusted EBITDA (as defined under the caption Key Performance Metrics within this Item 2) for the quarter ended March 31, 2021, by approximately $30 million due to lower volumes, the impact of commodity-prices, and higher operating expenses related to utilities. The estimated impact of the adverse winter weather on our operations and financial results may change and those changes may be material. Any additional inclement weather in the future, or other adverse conditions, including resolution of litigation and other legal disputes and the COVID-19 pandemic and resulting mitigation factors, may have an adverse impact on our operations and financial results.

COVID-19. During 2020, the global outbreak of COVID-19 caused a sharp decline in the worldwide demand for oil, natural gas, and NGLs, which contributed significantly to commodity-price declines and oversupplied commodities markets. These market dynamics have had an adverse impact on producers that provide throughput into our systems, and we have experienced decreased throughput at many of our locations.
Additionally, many of our employees have been and may continue to be subject to pandemic-related work-from-home requirements, which require us to take additional actions to ensure that the number of personnel accessing our network remotely does not lead to excessive cyber-security risk levels. Similarly, we are working continually to ensure operational changes that we have made to promote the health and safety of our personnel during this pandemic do not unduly disrupt intracompany communications and key business processes. We consider our risk-mitigation efforts adequate; however, the ultimate impact of the ongoing pandemic is unpredictable, with direct and indirect impacts to our business.
WES continues to monitor the COVID-19 situation closely, and as state and federal governments issue additional guidance, we will update our own policies in response to ensure the safety and health of our workforce and communities. The federal government has provided guidance to states on how to safely return personnel to the workplace, which we are following as our workforce returns to WES locations. All WES facilities, including field locations, have been conducting enhanced routine cleaning and disinfecting of common areas and frequently touched surfaces using CDC- and EPA-approved products. Our return-to-work protocols include daily required application-based health self-assessments that must be completed prior to accessing WES work locations.

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the three months ended March 31, 2021, include the following impacts related to this change (i) decrease of $45.9 million in Service revenues – fee based, (ii) decrease of $20.4 million in Product sales, and (iii) decrease of $66.3 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 2). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020, with prices rebounding to $59.16 per barrel at March 31, 2021. While the extent and duration of the recent commodity-price volatility cannot be predicted, potential impacts to our business include the following:

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

•As of March 31, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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

ACQUISITIONS AND DIVESTITURES

Fort Union and Bison facilities. In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party, initially exercisable during the first quarter of 2021 and subsequently extended to May 9, 2021. During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and it satisfied the held-for-sale criteria. The sale is expected to close in the second quarter of 2021. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS

OPERATING RESULTS

In November 2020, the SEC issued a final rule to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements in SEC Regulation S-K. As permitted by this final rule, the analysis herein reflects the optional approach to discuss results of operations on a sequential-quarter basis, which we believe will provide information that is most useful to investors in assessing our quarterly results of operations going forward. Also as required by the final rule, we have included the comparison of the current quarter to the prior-year quarter for this filing only, and will cease to provide this comparison in future filings.
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended December 31, 2020, or to the three months ended March 31, 2020, as applicable.
The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2021	December 31, 2020	March 31, 2020
Total revenues and other (1)	$674,974	$647,480	$774,313
Equity income, net – related parties	52,165	49,962	61,347
Total operating expenses (1)	434,220	336,773	1,050,523
Gain (loss) on divestiture and other, net	(583)	12,285	(40)
Operating income (loss)	292,336	372,954	(214,903)
Interest income – Anadarko note receivable	—	—	4,225
Interest expense	(98,493)	(101,247)	(88,586)
Gain (loss) on early extinguishment of debt	(289)	862	7,345
Other income (expense), net	(1,207)	413	(1,761)
Income (loss) before income taxes	192,347	272,982	(293,680)
Income tax expense (benefit)	1,112	2,206	(4,280)
Net income (loss)	191,235	270,776	(289,400)
Net income (loss) attributable to noncontrolling interests	5,444	6,885	(32,873)
Net income (loss) attributable to Western Midstream Partners, LP (2)	$185,791	$263,891	$(256,527)
Key performance metrics (3)
Adjusted gross margin	$614,624	$648,404	$701,315
Adjusted EBITDA	443,110	483,980	513,587
Free cash flow	213,822	464,735	214,587
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

Throughput

	Three Months Ended
	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	519	521	—%	539	(4)%
Processing	3,237	3,170	2%	3,649	(11)%
Equity investments (2)	439	429	2%	444	(1)%
Total throughput	4,195	4,120	2%	4,632	(9)%
Throughput attributable to noncontrolling interests (3)	150	149	1%	166	(10)%
Total throughput attributable to WES for natural-gas assets	4,045	3,971	2%	4,466	(9)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	279	292	(4)%	361	(23)%
Equity investments (4)	337	339	(1)%	418	(19)%
Total throughput	616	631	(2)%	779	(21)%
Throughput attributable to noncontrolling interests (3)	12	12	—%	16	(25)%
Total throughput attributable to WES for crude-oil and NGLs assets	604	619	(2)%	763	(21)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	607	670	(9)%	717	(15)%
Throughput attributable to noncontrolling interests (3)	12	13	(8)%	14	(14)%
Total throughput attributable to WES for produced-water assets	595	657	(9)%	703	(15)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.
(2)Represents the 14.81% share of average Fort Union throughput (until divested in October 2020), 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.
(3)For all periods presented, includes (i) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating and (ii) for natural-gas assets, the 25% third-party interest in Chipeta, which collectively represent WES’s noncontrolling interests.
(4)Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola and Cactus II throughput.

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 2 MMcf/d and 20 MMcf/d compared to the three months ended December 31, 2020, and March 31, 2020, respectively, primarily due to (i) production declines and the impact of winter storm Uri at the Springfield gas-gathering system and (ii) lower throughput at the Bison facility due to production declines in the area. These decreases were offset partially by increased production in areas around the Marcellus Interest systems.
Processing throughput increased by 67 MMcf/d compared to the three months ended December 31, 2020, primarily due to an additional third-party connection to Latham Train II at the DJ Basin complex beginning January 1, 2021, partially offset by lower production and the impact of winter storm Uri at the West Texas complex.

Processing throughput decreased by 412 MMcf/d compared to the three months ended March 31, 2020, primarily due to (i) lower production and the impact of winter storm Uri at the West Texas complex, (ii) lower throughput at the DJ Basin complex due to production declines in the area, partially offset by an additional third-party connection to Latham Train II beginning January 1, 2021, and (iii) lower throughput at the Chipeta and Granger complexes due to production declines in the area.
Equity-investment throughput increased by 10 MMcf/d compared to the three months ended December 31, 2020, primarily due to increased volumes on Red Bluff Express resulting from increased pipeline commitments, partially offset by decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020.
Equity-investment throughput decreased by 5 MMcf/d compared to the three months ended March 31, 2020, primarily due to (i) decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020 and (ii) decreased volumes at the Rendezvous system due to production declines in the area. These decreases were offset partially by increased volumes on Red Bluff Express resulting from increased pipeline commitments.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput decreased by 13 MBbls/d compared to the three months ended December 31, 2020, primarily due to decreased throughput at the DBM oil system resulting from lower production and the impact of winter storm Uri.
Gathering, treating, and transportation throughput decreased by 82 MBbls/d compared to the three months ended March 31, 2020, primarily due to (i) lower throughput at the DJ Basin oil system due to production declines in the area and (ii) lower throughput at the DBM oil system resulting from lower production and the impact of winter storm Uri.
Equity-investment throughput decreased by 2 MBbls/d compared to the three months ended December 31, 2020, primarily due to decreased volumes on the Whitethorn pipeline, partially offset by increased volumes on Cactus II and the Saddlehorn pipeline.
Equity-investment throughput decreased by 81 MBbls/d compared to the three months ended March 31, 2020, primarily due to decreased volumes on the Whitethorn pipeline and Cactus II.

Produced-water assets

Gathering and disposal throughput decreased by 63 MBbls/d and 110 MBbls/d compared to the three months ended December 31, 2020, and March 31, 2020, respectively, due to decreased throughput at the DBM water systems resulting from lower production and the impact of winter storm Uri.

Service Revenues

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Service revenues – fee based	$572,275	$603,777	(5)%	$701,396	(18)%
Service revenues – product based	31,652	13,132	141%	15,921	99%
Total service revenues	$603,927	$616,909	(2)%	$717,317	(16)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Service revenues – fee based

Service revenues – fee based decreased by $31.5 million compared to the three months ended December 31, 2020, primarily due to (i) $10.2 million at the DBM water systems from decreased throughput, including the impact of winter storm Uri, and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, (ii) $8.9 million at the Springfield system due to annual cost-of-service rate adjustments that increased revenue in the fourth quarter of 2020, (iii) $6.7 million at the DBM oil system and $4.9 million at the West Texas complex from decreased throughput, including the impact of winter storm Uri, and (iv) $5.5 million at the DJ Basin complex from a lower average gathering fee, partially offset by increased throughput. These decreases were offset partially by an increase of $8.2 million at the DJ Basin oil system due to an annual cost-of-service rate adjustment made during the fourth quarter of 2020 and increased throughput.
Service revenues – fee based decreased by $129.1 million compared to the three months ended March 31, 2020, primarily due to (i) $45.9 million, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $22.7 million at the DJ Basin complex from a lower average gathering fee and decreased throughput, (iii) $20.9 million at the West Texas complex from decreased throughput, including the impact of winter storm Uri, (iv) $16.8 million at the DBM oil system from decreased throughput, including the impact of winter storm Uri, and the effect of the straight-line treatment of lease revenue under the operating and maintenance agreement with Occidental, and (v) $13.1 million at the DBM water systems from decreased throughput, including the impact of winter storm Uri, and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021.

Service revenues – product based

Service revenues – product based increased by $18.5 million and $15.7 million compared to the three months ended December 31, 2020, and March 31, 2020, respectively, primarily due to (i) $8.6 million and $4.2 million, respectively, at the West Texas complex due to an increase in electricity-related rates billed to customers during winter storm Uri, (ii) $3.6 million and $3.6 million, respectively, at the Hilight system due to increased prices, (iii) $3.3 million and $4.0 million, respectively, at the DJ Basin complex due to increased third-party volumes, and (iv) increased pricing across several systems.

Product Sales

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Natural-gas sales	$21,419	$6,593	NM	$10,539	103%
NGLs sales	49,386	23,475	110%	46,110	7%
Total Product sales	$70,805	$30,068	135%	$56,649	25%
Per-unit gross average sales price:
Natural gas (per Mcf)	$5.98	$1.86	NM	$1.30	NM
NGLs (per Bbl)	55.25	16.29	NM	15.45	NM
_________________________________________________________________________________________
NM—Not meaningful
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Natural-gas sales

Natural-gas sales increased by $14.8 million compared to the three months ended December 31, 2020, primarily due to increases of $15.4 million at the West Texas complex and $3.7 million at the MGR assets attributable to increases in average prices. These increases were offset partially by a decrease of $4.9 million at the DJ Basin complex attributable to a decrease in volumes, partially offset by increased average prices.
Natural-gas sales increased by $10.9 million compared to the three months ended March 31, 2020, primarily due to increases of (i) $16.3 million at the West Texas complex attributable to an increase in average prices, partially offset by decreased volumes sold, (ii) $4.4 million at the MGR assets attributable to an increase in average prices, and (iii) $1.4 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2). These increases were offset partially by a decrease of $10.5 million at the DJ Basin complex attributable to a decrease in volumes, partially offset by increased average prices.

NGLs sales

NGLs sales increased by $25.9 million compared to the three months ended December 31, 2020, primarily due to increases of (i) $17.6 million at the West Texas Complex attributable to an increase in average prices, partially offset by decreased volumes sold, (ii) $2.5 million at the Chipeta complex attributable to an increase in average prices, and (iii) $2.4 million at the DJ Basin complex attributable to an increase in average prices and volumes sold.
NGLs sales increased by $3.3 million compared to the three months ended March 31, 2020, primarily due to increases of (i) $19.1 million at the West Texas complex attributable to an increase in average prices, partially offset by decreased volumes sold and (ii) $3.6 million at the Chipeta complex and $2.6 million at the Granger complex attributable to increases in average prices. These increases were offset partially by a decrease of $21.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Equity income, net – related parties	$52,165	$49,962	4%	$61,347	(15)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Equity income, net – related parties decreased by $9.2 million compared to the three months ended March 31, 2020, primarily due to a decrease in equity income from Whitethorn LLC related to commercial activities and lower volumes. In addition, decreased equity income from lower volumes at White Cliffs, Cactus II, and FRP were mostly offset by increased equity income from higher volumes at Red Bluff Express and Saddlehorn.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
NGLs purchases	$30,919	$20,155	53%	$83,789	(63)%
Residue purchases	57,904	21,195	173%	21,219	173%
Other	146	(6,873)	102%	(1,738)	108%
Cost of product	88,969	34,477	158%	103,270	(14)%
Operation and maintenance	140,332	144,204	(3)%	159,191	(12)%
Total Cost of product and Operation and maintenance expenses	$229,301	$178,681	28%	$262,461	(13)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

NGLs purchases

NGLs purchases increased by $10.8 million compared to the three months ended December 31, 2020, primarily due to increases of (i) $3.3 million at the DJ Basin complex attributable to average-price and purchased-volume increases, (ii) $2.4 million at the West Texas complex attributable to average-price increases, and (iii) average-price increases across several other systems.
NGLs purchases decreased by $52.9 million compared to the three months ended March 31, 2020, primarily due to a decrease of $60.0 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), partially offset by an increase of $5.2 million at the DJ Basin complex attributable to average-price increases, partially offset by purchased-volume decreases.

Residue purchases

Residue purchases increased by $36.7 million compared to the three months ended December 31, 2020, primarily due to increases of (i) $24.5 million at the West Texas complex attributable to purchased-volume increases and an average-price increase due to the impact of winter storm Uri, (ii) $3.8 million at the Hilight system attributable to average-price increases due to weather-related impacts, and (iii) $3.3 million at the DJ Basin complex attributable to average-price increases, partially offset by purchased-volume decreases.
Residue purchases increased by $36.7 million compared to the three months ended March 31, 2020, primarily due to increases of (i) $26.8 million at the West Texas complex attributable to average-price increases due to the impact of winter storm Uri, partially offset by purchased-volume decreases, (ii) $4.1 million at the Hilight system attributable to average-price increases due to weather-related impacts, (iii) $3.2 million at the MGR assets attributable to average-price increases, and (iv) $3.1 million at the Chipeta complex due to average-price increases. These increases were partially offset by a decrease of $5.6 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Other items

Other items increased by $7.0 million and $1.9 million compared to the three months ended December 31, 2020, and March 31, 2020, respectively, primarily due to increases of $12.3 million and $12.7 million, respectively, at the West Texas complex primarily attributable to changes in imbalance positions, partially offset by decreases of $6.1 million and $11.2 million, respectively, at the DJ Basin complex due to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense decreased by $3.9 million compared to the three months ended December 31, 2020, due to combined decreases of $8.2 million primarily related to $2.9 million and $2.7 million at the Springfield system and DJ Basin complex, respectively, due to reduced field-related expenses, partially offset by increased salaries and wages and surface maintenance and plant repairs expense. These decreases were offset partially by an increase of $5.4 million at the West Texas complex as a result of increased utilities expense due to the impact of winter storm Uri, partially offset by a decrease in other field-related expenses.
Operation and maintenance expense decreased by $18.9 million compared to the three months ended March 31, 2020, primarily as a result of focused cost-savings initiatives related to the stand-up of WES as an independent organization, resulting in decreases of (i) $11.4 million at the West Texas complex primarily attributable to reduced field-related expenses, partially offset by increased utilities due to the impact of winter storm Uri, and (ii) $9.5 million at the DJ Basin complex primarily due to reduced field-related expenses, partially offset by increased utilities.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
General and administrative	$45,116	$37,303	21%	$40,465	11%
Property and other taxes	14,384	11,077	30%	18,476	(22)%
Depreciation and amortization	130,553	106,398	23%	132,319	(1)%
Long-lived asset and other impairments	14,866	3,314	NM	155,785	(90)%
Goodwill impairment	—	—	NM	441,017	(100)%
Total other operating expenses	$204,919	$158,092	30%	$788,062	(74)%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

General and administrative expenses

General and administrative expenses increased by $7.8 million compared to the three months ended December 31, 2020, primarily due to an increase of $6.9 million in personnel costs primarily related to customary fluctuations in employee vacation accruals and increased bonus-related contributions under our employee savings plan.
General and administrative expenses increased by $4.7 million compared to the three months ended March 31, 2020, primarily due to (i) a $4.5 million increase in corporate expenses and professional fees and (ii) a $1.9 million increase related to information technology services and fees. These increases were offset partially by a decrease of $2.3 million in personnel costs primarily due to WES securing its own dedicated workforce as of December 2019 and the related transition activities.

Property and other taxes

Property and other taxes increased by $3.3 million compared to the three months ended December 31, 2020, due to ad valorem tax increases of $4.6 million at the West Texas complex primarily due to capital projects being placed into service. This increase was offset partially by ad valorem tax decreases of $2.5 million at the DJ Basin complex primarily attributable to favorable differences between actual and estimated tax payments related to the 2020 fiscal year.
Property and other taxes decreased by $4.1 million compared to the three months ended March 31, 2020, primarily due to ad valorem tax decreases at the DJ Basin complex, DJ Basin oil system, and West Texas complex due to favorable differences between actual and estimated tax payments related to the 2020 fiscal year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $24.2 million compared to the three months ended December 31, 2020, primarily due to increases of $16.3 million and $9.3 million at the DJ Basin complex and Hilight system, respectively, primarily as a result of downward asset retirement obligation revisions made at year-end 2020.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the three months ended March 31, 2021, was primarily due to $13.5 million of impairments at the DJ Basin complex due to cancellation of projects.
Long-lived asset and other impairment expense for the three months ended December 31, 2020, was primarily due to an impairment at the DBM oil system primarily due to cancellation of projects.
Long-lived asset and other impairment expense for the three months ended March 31, 2020, was primarily due to (i) $145.1 million of impairments for assets located in Wyoming and Utah and (ii) impairments at the DJ Basin complex.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Goodwill impairment expense

During the three months ended March 31, 2020, an interim goodwill impairment test was performed due to significant unit-price declines triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption. As a result of the interim impairment test, a goodwill impairment of $441.0 million was recognized for the gathering and processing reporting unit. For additional information, see Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Anadarko Note Receivable and Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Interest income – Anadarko note receivable	$—	$—	—%	$4,225	(100)%

Third parties
Long-term and short-term debt	$(95,722)	$(96,195)	—%	$(89,769)	7%
Finance lease liabilities	(298)	(348)	(14)%	(405)	(26)%
Amortization of debt issuance costs and commitment fees	(3,338)	(3,449)	(3)%	(3,127)	7%
Capitalized interest	865	(1,292)	167%	4,758	(82)%
Related parties
Finance lease liabilities	—	37	100%	(43)	(100)%
Interest expense	$(98,493)	$(101,247)	(3)%	$(88,586)	11%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Interest income

Interest income - Anadarko note receivable decreased by $4.2 million compared to the three months ended March 31, 2020, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement in September 2020. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest expense

Interest expense decreased by $2.8 million compared to the three months ended December 31, 2020, primarily due to (i) $2.0 million of lower interest incurred on the 5.375% Senior Notes due 2021 that were called on March 1, 2021 and (ii) an increase of $2.2 million in capitalized interest due to a change in the mix of active projects. These decreases to interest expense were offset partially by increases of $1.4 million due to higher effective interest rates resulting from credit-rating downgrades on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and Floating-Rate Senior Notes due 2023.
Interest expense increased by $9.9 million compared to the three months ended March 31, 2020, primarily due to (i) $13.8 million of additional interest incurred from higher effective interest rates resulting from credit-rating downgrades and a full quarter of expense on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and (ii) a decrease of $3.9 million in capitalized interest due to decreased capital expenditures. These increases were offset partially by decreases of (i) $4.2 million due to lower outstanding balances on the 5.375% Senior Notes due 2021 that were called on March 1, 2021, 4.000% Senior Notes due 2022, and Floating-Rate Senior Notes due 2023 and (ii) $3.6 million due to lower outstanding borrowings under the RCF in 2021. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended
thousands except percentages	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Income (loss) before income taxes	$192,347	$272,982	(30)%	$(293,680)	165%
Income tax expense (benefit)	1,112	2,206	(50)%	(4,280)	126%
Effective tax rate	1%	1%		1%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For all periods presented, the variance from the federal statutory rate primarily was due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2021	December 31, 2020	Inc/ (Dec)	March 31, 2020	Inc/ (Dec)(1)
Adjusted gross margin for natural-gas assets	$432,389	$436,294	(1)%	$471,366	(8)%
Adjusted gross margin for crude-oil and NGLs assets	133,145	152,909	(13)%	167,828	(21)%
Adjusted gross margin for produced-water assets	49,090	59,201	(17)%	62,121	(21)%
Adjusted gross margin	614,624	648,404	(5)%	701,315	(12)%
Per-Mcf Adjusted gross margin for natural-gas assets (2)	1.19	1.19	—%	1.16	3%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.45	2.69	(9)%	2.42	1%
Per-Bbl Adjusted gross margin for produced-water assets (4)	0.92	0.98	(6)%	0.97	(5)%
Adjusted EBITDA	443,110	483,980	(8)%	513,587	(14)%
Free cash flow	213,822	464,735	(54)%	214,587	—%
_________________________________________________________________________________________
(1)Increases or decreases refer to the comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.
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

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds, percent-of-product, and keep-whole contracts, (ii) costs associated with the valuation of gas imbalances, and (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.
Adjusted gross margin decreased by $33.8 million compared to the three months ended December 31, 2020, primarily due to (i) decreased throughput and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the DBM water systems, (ii) a decrease in distributions from Whitethorn LLC and Cactus II, (iii) an annual cost-of-service rate adjustment at the Springfield system that increased revenues in the fourth quarter of 2020, and (iv) decreased throughput at the DBM oil system. These decreases were partially offset by an increase at the DJ Basin oil system due to an annual cost-of-service rate adjustment made during the fourth quarter of 2020.
Adjusted gross margin decreased by $86.7 million compared to the three months ended March 31, 2020, primarily due to (i) decreased throughput at the West Texas complex and DJ Basin oil system, (ii) a lower average gathering fee and decreased throughput at the DJ Basin complex, (iii) decreased throughput and the effect of the straight-line treatment of lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, and (iv) decreased throughput and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021 at the DBM water systems.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.03 compared to the three months ended March 31, 2020, primarily due to a higher cost-of-service rate effective January 1, 2021, at the West Texas complex, partially offset by decreased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.

Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.24 compared to the three months ended December 31, 2020, primarily due to (i) an annual cost-of-service rate adjustment at the Springfield system that increased revenues in the fourth quarter of 2020 and (ii) a decrease in distributions from Cactus II. These decreases were partially offset by an annual cost-of-service rate adjustment made during the fourth quarter of 2020 and increased throughput at the DJ Basin oil system.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.03 compared to the three months ended March 31, 2020, primarily due to a higher cost-of-service rate effective January 1, 2021, at the DJ Basin oil system, partially offset by (i) decreased throughput and the effect of the straight-line treatment of lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) a decrease in distributions from Cactus II.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.06 and $0.05 compared to the three months ended December 31, 2020, and March 31, 2020, respectively, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021.

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) interest income, (v) income tax benefit, (vi) other income, and (vii) the noncontrolling interest owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:

•our operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis;

•the ability of our assets to generate cash flow to make distributions; and

•the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities.

Adjusted EBITDA decreased by $40.9 million compared to the three months ended December 31, 2020, primarily due to (i) a $54.5 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) an $8.0 million decrease in distributions from equity investments, (iii) $7.0 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iv) $3.3 million increase in property taxes. These amounts were offset partially by (i) a $27.5 million increase in total revenues and other and (ii) a $3.9 million decrease in operation and maintenance expenses.
Adjusted EBITDA decreased by $70.5 million compared to the three months ended March 31, 2020, primarily due to (i) a $99.3 million decrease in total revenues and other, (ii) a $4.7 million decrease in distributions from equity investments, and (iii) a $3.2 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by (i) an $18.9 million decrease in operation and maintenance expenses, (ii) a $14.1 million decrease in cost of product (net of lower of cost or market inventory adjustments), and (iii) a $4.1 million decrease in property taxes. The above-described variances in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020, which had no net impact on Adjusted EBITDA (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

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
Free cash flow decreased by $250.9 million compared to the three months ended December 31, 2020, primarily due to (i) a decrease of $244.0 million in net cash provided by operating activities and (ii) an increase of $9.0 million in capital expenditures.
Free cash flow decreased by $0.8 million compared to the three months ended March 31, 2020, primarily due to a decrease of $131.8 million in net cash provided by operating activities, partially offset by (i) a decrease of $113.0 million in capital expenditures, (ii) a decrease of $10.9 million in contributions to equity investments, and (iii) a $7.1 million increase in distributions from equity investments in excess of cumulative earnings.
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

	Three Months Ended
thousands	March 31, 2021	December 31, 2020	March 31, 2020
Reconciliation of Operating income (loss) to Adjusted gross margin
Operating income (loss)	$292,336	$372,954	$(214,903)
Add:
Distributions from equity investments	61,189	69,231	65,920
Operation and maintenance	140,332	144,204	159,191
General and administrative	45,116	37,303	40,465
Property and other taxes	14,384	11,077	18,476
Depreciation and amortization	130,553	106,398	132,319
Impairments (1)	14,866	3,314	596,802
Less:
Gain (loss) on divestiture and other, net	(583)	12,285	(40)
Equity income, net – related parties	52,165	49,962	61,347
Reimbursed electricity-related charges recorded as revenues	17,312	18,161	19,223
Adjusted gross margin attributable to noncontrolling interests (2)	15,258	15,669	16,425
Adjusted gross margin	$614,624	$648,404	$701,315
Adjusted gross margin for natural-gas assets	$432,389	$436,294	$471,366
Adjusted gross margin for crude-oil and NGLs assets	133,145	152,909	167,828
Adjusted gross margin for produced-water assets	49,090	59,201	62,121
_________________________________________________________________________________________
(1)Includes goodwill impairment for the three months ended March 31, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2021	December 31, 2020	March 31, 2020
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$191,235	$270,776	$(289,400)
Add:
Distributions from equity investments	61,189	69,231	65,920
Non-cash equity-based compensation expense	6,734	5,935	5,234
Interest expense	98,493	101,247	88,586
Income tax expense	1,112	2,206	—
Depreciation and amortization	130,553	106,398	132,319
Impairments (1)	14,866	3,314	596,802
Other expense	1,218	—	4,048
Less:
Gain (loss) on divestiture and other, net	(583)	12,285	(40)
Gain (loss) on early extinguishment of debt	(289)	862	7,345
Equity income, net – related parties	52,165	49,962	61,347
Interest income – Anadarko note receivable	—	—	4,225
Other income	—	412	—
Income tax benefit	—	—	4,280
Adjusted EBITDA attributable to noncontrolling interests (2)	10,997	11,606	12,765
Adjusted EBITDA	$443,110	$483,980	$513,587
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$261,550	$505,525	$393,311
Interest (income) expense, net	98,493	101,247	84,361
Accretion and amortization of long-term obligations, net	(2,088)	(2,172)	(2,100)
Current income tax expense (benefit)	555	1,303	(2,112)
Other (income) expense, net	1,207	(413)	1,761
Cash paid to settle interest-rate swaps	—	6,440	—
Distributions from equity investments in excess of cumulative earnings – related parties	12,141	10,410	5,052
Changes in assets and liabilities:
Accounts receivable, net	30,182	1,350	(7,702)
Accounts and imbalance payables and accrued liabilities, net	16,467	(106,623)	28,924
Other items, net	35,600	(21,481)	24,857
Adjusted EBITDA attributable to noncontrolling interests (2)	(10,997)	(11,606)	(12,765)
Adjusted EBITDA	$443,110	$483,980	$513,587
Cash flow information
Net cash provided by operating activities	$261,550		$393,311
Net cash used in investing activities	(46,472)		(178,724)
Net cash provided by (used in) financing activities	(603,624)		(162,267)
_________________________________________________________________________________________
(1)Includes goodwill impairment for the three months ended March 31, 2020. See Note 9—Goodwill in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2021	December 31, 2020	March 31, 2020
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$261,550	$505,525	$393,311
Less:
Capital expenditures	59,783	50,829	172,816
Contributions to equity investments – related parties	86	371	10,960
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	12,141	10,410	5,052
Free cash flow	$213,822	$464,735	$214,587
Cash flow information
Net cash provided by operating activities	$261,550		$393,311
Net cash used in investing activities	(46,472)		(178,724)
Net cash provided by (used in) financing activities	(603,624)		(162,267)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include quarterly distributions, debt service, capital expenditures, customary operating expenses, and distributions to our noncontrolling interest owners. Our sources of liquidity as of March 31, 2021, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board of Directors declared a cash distribution to unitholders for the first quarter of 2021 of $0.31500 per unit, or $133.0 million in the aggregate. The cash distribution is payable on May 14, 2021, to our unitholders of record at the close of business on April 30, 2021.
In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of the common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the quarter ended March 31, 2021, we repurchased 1,115,808 common units on the open market for an aggregate purchase price of $16.2 million. We canceled the units immediately upon receipt. As of March 31, 2021, we had an authorized amount of $201.2 million remaining under the Purchase Program.
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

Working capital. As of March 31, 2021, we had a $120.9 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2021, there was $2.0 billion available for borrowing under the RCF. See Note 10—Selected Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2021	2020
Acquisitions (1)	$2,000	$—
Capital expenditures (2)	59,783	172,816
Capital incurred (2)	59,565	151,714
_________________________________________________________________________________________
(1)See Note 6—Related-Party Transactions for information regarding equipment purchases from related parties.
(2)For the three months ended March 31, 2021 and 2020, included $0.9 million and $4.8 million, respectively, of capitalized interest.

Capital expenditures decreased by $113.0 million for the three months ended March 31, 2021, primarily due to decreases of (i) $56.2 million at the West Texas complex primarily attributable to decreases in pipeline and well connection projects, (ii) $21.4 million at the DJ Basin complex primarily related to the completion of Latham Train II that commenced operations in the first quarter of 2020 and decreases in pipeline, well connection, and compression projects, (iii) $18.2 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects, and (iv) $16.5 million at the DBM oil system primarily related to the completion of the Loving ROTF Trains III and IV that commenced operations during the first and third quarters of 2020, respectively, and decreases in pipeline and well connection projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2021	2020
Net cash provided by (used in):
Operating activities	$261,550	$393,311
Investing activities	(46,472)	(178,724)
Financing activities	(603,624)	(162,267)
Net increase (decrease) in cash and cash equivalents	$(388,546)	$52,320

Operating activities. Net cash provided by operating activities decreased for the three months ended March 31, 2021, primarily due to (i) lower cash operating income, (ii) the impact of changes in assets and liabilities, (iii) lower distributions from equity investments, (iv) higher interest expense, and (v) lower interest income. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior period.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2021, included the following:

•$59.8 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$2.0 million of acquisitions from related parties;

•$12.1 million of distributions received from equity investments in excess of cumulative earnings; and

•$3.3 million of decreases to materials and supplies inventory.

Net cash used in investing activities for the three months ended March 31, 2020, included the following:

•$172.8 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$11.0 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•$5.1 million of distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2021, included the following:

•$531.1 million to redeem the total principal amount outstanding of WES Operating’s 5.375% Senior Notes due 2021 and repay borrowings under the RCF;

•$131.3 million of distributions paid to WES unitholders;

•$22.0 million of decreases in outstanding checks due mostly to ad valorem tax payments made at the end of 2020;

•$16.2 million of unit repurchases;

•$2.6 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$1.8 million of finance lease payments;

•$0.3 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$100.0 million of borrowings under the RCF, which were used for general partnership purposes; and

•$1.6 million of contributions from related parties.

Net cash provided by financing activities for the three months ended March 31, 2020, included the following:

•$3.0 billion of repayments of outstanding borrowings under the Term loan facility;

•$380.0 million of repayments of outstanding borrowings under the RCF;

•$281.8 million of distributions paid to WES unitholders;

•$90.1 million to purchase and retire portions of WES Operating’s 5.375% Senior Notes due 2021 and 4.000% Senior Notes due 2022 via open-market repurchases;

•$5.8 million of distributions paid to the noncontrolling interest owners of WES Operating;

•$3.5 billion of net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes issued in January 2020, which were used to repay the $3.0 billion outstanding borrowings under the Term loan facility, repay outstanding amounts under the RCF, and for general partnership purposes;

•$125.0 million of borrowings under the RCF, which were used for general partnership purposes; and

•$20.0 million of a one-time cash contribution from Occidental received in January 2020, pursuant to the Services Agreement, for anticipated transition costs required to establish stand-alone human resources and information technology functions.

Debt and credit facilities. As of March 31, 2021, the carrying value of outstanding debt was $7.4 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at March 31, 2021. The interest rate on the Floating-Rate Senior Notes was 2.33% at March 31, 2021. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. At March 31, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.
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

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders.
As of March 31, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. At March 31, 2021, the interest rate on any outstanding RCF borrowings was 1.61% and the facility-fee rate was 0.25%. At March 31, 2021, WES Operating was in compliance with all covenants under the RCF.
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

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029. As of March 31, 2021, we have future finance-lease payments of $6.3 million for the remainder of 2021 and a total of $28.2 million in years thereafter.

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
Our ability to make cash distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation, and disposal agreements; the contribution agreements; or the Services Agreement.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS WITH WES OPERATING

Our consolidated financial statements include the consolidated financial results of WES Operating. Our results of operations do not differ materially from the results of operations and cash flows of WES Operating, which are reconciled below.

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2021	December 31, 2020	March 31, 2020
Net income (loss) attributable to WES	$185,791	$263,891	$(256,527)
Limited partner interests in WES Operating not held by WES (1)	3,811	5,404	(5,208)
General and administrative expenses (2)	886	869	1,407
Other income (expense), net	(3)	(11)	(2)
Net income (loss) attributable to WES Operating	$190,485	$270,153	$(260,330)
_________________________________________________________________________________________
(1)Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating for all periods presented.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2021	2020
WES net cash provided by operating activities	$261,550	$393,311
General and administrative expenses (1)	886	1,407
Non-cash equity-based compensation expense	7,302	(1,129)
Changes in working capital	(8,067)	763
Other income (expense), net	(3)	(2)
WES Operating net cash provided by operating activities	$261,668	$394,350

WES net cash provided by (used in) financing activities	$(603,624)	$(162,267)
Distributions to WES unitholders (2)	131,265	281,786
Distributions to WES from WES Operating (3)	(124,919)	(284,507)
Increase (decrease) in outstanding checks	(192)	—
Unit repurchases	16,241	—
WES Operating net cash provided by (used in) financing activities	$(581,229)	$(164,988)
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
For the three months ended March 31, 2021, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate twice in 2020 and as of March 31, 2021, there have been no changes to the target range in 2021. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of March 31, 2021, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at March 31, 2021. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds a working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. We objected to Sanchez’s rejection and instituted an adversary proceeding regarding such rejection. On May 6, 2021, the Bankruptcy Court issued an opinion determining, among other things, that Sanchez’s Springfield gathering agreements were rejected, but that such agreements contain covenants running with the land that survive rejection, thus preserving the acreage dedication to our Springfield system. We intend to continue defending our contractual rights in the bankruptcy proceeding.
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
We cannot make any assurances regarding the ultimate outcome of these Sanchez and Gavilan proceedings and their resulting impact on WES due to the uncertainties associated with the ongoing bankruptcy process.
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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below and those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2020, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Occidental’s business, see Item 1A under Part I in Occidental’s Form 10-K for the year ended December 31, 2020, Occidental’s quarterly reports on Form 10-Q and Occidental’s other public filings, press releases, and public discussions with Occidental management. We have identified the below risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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
Further, we are subject to the risk of non-payment or non-performance by Occidental, including with respect to our gathering and transportation agreements. For example, we are currently involved in a dispute with Occidental regarding the calculation of the cost-of-service rate under a gathering contract related to our DJ Basin oil system. If such dispute is resolved in a manner adverse to us, such resolution could have a negative impact on our financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings. In addition, we cannot predict the extent to which Occidental’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Occidental’s ability to perform under our gathering and transportation agreements with Occidental. Accordingly, any material non-payment or non-performance by Occidental could reduce our ability to make distributions to our unitholders.
Any material limitations to our ability to access capital as a result of adverse changes at Occidental could limit our ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Occidental could adversely impact our unit price, thereby limiting our ability to raise capital through equity issuances or debt financing, or adversely affect our ability to engage in or expand or pursue our business activities, and also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
See Occidental’s reports filed under the Securities and Exchange Act of 1934, as amended, with the SEC (which are not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Occidental’s business.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.
The current U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships. On April 21, 2021, Senator Wyden introduced the Clean Energy for America Act, which would eliminate the exception upon which we rely for our treatment as a publicly traded partnership for U.S. federal income tax purposes.

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

Our profitability may be negatively impacted by inflation in the cost of labor, materials, and services.

Although inflation in the United States has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, supply chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the Covid-19 crisis. While we cannot predict any future trends in the rate of inflation, the global Covid-19 pandemic has brought unprecedented uncertainty to the near-term economic outlook. A significant increase in inflation would raise our costs for labor, materials and services, and to the extent we are unable to recover higher costs through our commercial agreements, would negatively impact our profitability and cash flows available for distribution to unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the Purchase Program during the first quarter of 2021:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2021	763,339	$14.42	763,339	$206,458,000
February 1-28, 2021	352,469	14.85	352,469	201,225,000
March 1-31, 2021	—	—	—	201,225,000
Total	1,115,808	14.56	1,115,808
______________________________________________________________________________________
(1)In November 2020, WES announced the Purchase Program, pursuant to which we may purchase up to $250.0 million in aggregate value of our common units through December 31, 2021. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

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

*	10.	1	Form of 2021 Phantom Unit Award Agreement (Time-Based Awards).
*	10.	2	Form of 2021 Phantom Unit Award Agreement (TUR Awards).
*	10.	3	Form of 2021 Phantom Unit Award Agreement (ROA Awards).
*	31.	1
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

WESTERN MIDSTREAM PARTNERS, LP

May 10, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 10, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)