Form 10-Q
period 2021-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2021-08-09
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(832)	636-1009
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of August 5, 2021:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	413,076,510
Western Midstream Operating, LP	None	None	None	None
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
AESC: Anadarko Energy Services Company, a subsidiary of Occidental.
Anadarko: Anadarko Petroleum Corporation and its subsidiaries, excluding our general partner, which became a wholly owned subsidiary of Occidental upon closing of the Occidental Merger on August 8, 2019.
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
Exchange Act: The Securities Exchange Act of 1934, as amended.
Fixed-Rate Senior Notes: WES Operating’s fixed-rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, issued in January 2020.

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
WGRAH: WGR Asset Holding Company LLC.
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC.
Whitethorn LLC: Whitethorn Pipeline Company LLC.
Whitethorn: A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements
WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$618,985	$642,628	$1,191,260	$1,344,024
Service revenues – product based	27,803	7,000	59,455	22,921
Product sales	72,256	21,736	143,061	78,385
Other	87	391	329	738
Total revenues and other (1)	719,131	671,755	1,394,105	1,446,068
Equity income, net – related parties	58,666	54,415	110,831	115,762
Operating expenses
Cost of product	78,044	18,602	167,013	121,872
Operation and maintenance	153,028	145,186	293,360	304,377
General and administrative	44,448	36,423	89,564	76,888
Property and other taxes	17,967	19,395	32,351	37,871
Depreciation and amortization	137,849	119,805	268,402	252,124
Long-lived asset and other impairments	12,738	10,150	27,604	165,935
Goodwill impairment	—	—	—	441,017
Total operating expenses (2)	444,074	349,561	878,294	1,400,084
Gain (loss) on divestiture and other, net	1,225	(2,843)	642	(2,883)
Operating income (loss)	334,948	373,766	627,284	158,863
Interest income – Anadarko note receivable	—	4,225	—	8,450
Interest expense	(95,290)	(94,654)	(193,783)	(183,240)
Gain (loss) on early extinguishment of debt	—	1,395	(289)	8,740
Other income (expense), net	84	1,653	(1,123)	(108)
Income (loss) before income taxes	239,742	286,385	432,089	(7,295)
Income tax expense (benefit)	1,465	5,044	2,577	764
Net income (loss)	238,277	281,341	429,512	(8,059)
Net income (loss) attributable to noncontrolling interests	7,018	8,304	12,462	(24,569)
Net income (loss) attributable to Western Midstream Partners, LP	$231,259	$273,037	$417,050	$16,510
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$231,259	$273,037	$417,050	$16,510
General partner interest in net (income) loss	(4,964)	(5,461)	(8,957)	(330)
Limited partners’ interest in net income (loss) (3)	226,295	267,576	408,093	16,180
Net income (loss) per common unit – basic and diluted (3)	$0.55	$0.60	$0.99	$0.04
Weighted-average common units outstanding – basic and diluted	413,070	443,973	413,087	443,972
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $415.4 million and $793.7 million for the three and six months ended June 30, 2021, respectively, and $473.4 million and $955.8 million for the three and six months ended June 30, 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $29.0 million and $68.8 million for the three and six months ended June 30, 2021, respectively, and $18.5 million and $151.1 million for the three and six months ended June 30, 2020, respectively. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$305,573	$444,922
Accounts receivable, net	519,116	452,880
Other current assets	61,562	45,262
Total current assets	886,251	943,064
Property, plant, and equipment
Cost	12,677,327	12,641,745
Less accumulated depreciation	4,087,362	3,931,800
Net property, plant, and equipment	8,589,965	8,709,945
Goodwill	4,783	4,783
Other intangible assets	760,576	776,409
Equity investments	1,195,456	1,224,813
Other assets (1)	189,268	171,013
Total assets (2)	$11,626,299	$11,830,027
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$246,790	$210,691
Short-term debt	588,373	438,870
Accrued ad valorem taxes	35,570	41,427
Accrued liabilities	255,938	269,947
Total current liabilities	1,126,671	960,935
Long-term liabilities
Long-term debt	6,835,838	7,415,832
Deferred income taxes	23,468	22,195
Asset retirement obligations	267,624	260,283
Other liabilities	319,825	275,570
Total long-term liabilities	7,446,755	7,973,880
Total liabilities (3)	8,573,426	8,934,815
Equity and partners’ capital
Common units (413,076,351 and 413,839,863 units issued and outstanding at June 30, 2021, and December 31, 2020, respectively)	2,927,066	2,778,339
General partner units (9,060,641 units issued and outstanding at June 30, 2021, and December 31, 2020)	(13,923)	(17,208)
Total partners’ capital	2,913,143	2,761,131
Noncontrolling interests	139,730	134,081
Total equity and partners’ capital	3,052,873	2,895,212
Total liabilities, equity, and partners’ capital	$11,626,299	$11,830,027
________________________________________________________________________________________
(1)Other assets includes $7.7 million and $4.2 million of NGLs line-fill inventory as of June 30, 2021, and December 31, 2020, respectively. Other assets also includes $60.3 million and $71.9 million of materials and supplies inventory as of June 30, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.6 billion as of June 30, 2021, and December 31, 2020, which includes related-party Accounts receivable, net of $278.9 million and $291.3 million as of June 30, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $222.8 million and $164.7 million as of June 30, 2021, and December 31, 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	181,798	3,993	5,444	191,235
Distributions to Chipeta noncontrolling interest owner	—	—	(276)	(276)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,551)	(2,551)
Distributions to Partnership unitholders	(128,447)	(2,818)	—	(131,265)
Unit repurchases (1)	(16,241)	—	—	(16,241)
Contributions of equity-based compensation from Occidental	3,210	—	—	3,210
Equity-based compensation expense	3,524	—	—	3,524
Net contributions from (distributions to) related parties	1,627	—	—	1,627
Other	(2,355)	—	—	(2,355)
Balance at March 31, 2021	$2,821,455	$(16,033)	$136,698	$2,942,120
Net income (loss)	226,295	4,964	7,018	238,277
Distributions to Chipeta noncontrolling interest owner	—	—	(1,245)	(1,245)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,741)	(2,741)
Distributions to Partnership unitholders	(130,115)	(2,854)	—	(132,969)
Contributions of equity-based compensation from Occidental	2,375	—	—	2,375
Equity-based compensation expense	4,746	—	—	4,746
Net contributions from (distributions to) related parties	2,881	—	—	2,881
Other	(571)	—	—	(571)
Balance at June 30, 2021	$2,927,066	$(13,923)	$139,730	$3,052,873
_________________________________________________________________________________________
(1)See Note 5.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	(251,396)	(5,131)	(32,873)	(289,400)
Distributions to Chipeta noncontrolling interest owner	—	—	(1,738)	(1,738)
Distributions to noncontrolling interest owner of WES Operating	—	—	(5,807)	(5,807)
Distributions to Partnership unitholders	(276,151)	(5,635)	—	(281,786)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	—	4,105
Equity-based compensation expense	1,129	—	—	1,129
Net contributions from (distributions to) related parties (1)	489	—	20,000	20,489
Balance at March 31, 2020	$2,684,136	$(24,990)	$133,139	$2,792,285
Net income (loss)	267,576	5,461	8,304	281,341
Distributions to Chipeta noncontrolling interest owner	—	—	(1,037)	(1,037)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,869)	(2,869)
Distributions to Partnership unitholders	(138,075)	(2,818)	—	(140,893)
Contributions of equity-based compensation from Occidental	3,562	—	—	3,562
Equity-based compensation expense	2,115	—	—	2,115
Net contributions from (distributions to) related parties	1,343	—	—	1,343
Other	(330)	—	—	(330)
Balance at June 30, 2020	$2,820,327	$(22,347)	$137,537	$2,935,517
_________________________________________________________________________________________
(1)See Services Agreement within Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$429,512	$(8,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	268,402	252,124
Long-lived asset and other impairments	27,604	165,935
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	13,855	10,911
Deferred income taxes	1,273	799
Accretion and amortization of long-term obligations, net	4,002	4,297
Equity income, net – related parties	(110,831)	(115,762)
Distributions from equity-investment earnings – related parties	110,763	124,156
(Gain) loss on divestiture and other, net	(642)	2,883
(Gain) loss on early extinguishment of debt	289	(8,740)
Cash paid to settle interest-rate swaps	—	(12,763)
Other	41	710
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(69,164)	(200,136)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	39,291	72,323
Change in other items, net	(734)	9,304
Net cash provided by operating activities	713,661	738,999
Cash flows from investing activities
Capital expenditures	(137,928)	(313,065)
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,508)	(16,064)
Distributions from equity investments in excess of cumulative earnings – related parties	21,373	13,340
Proceeds from the sale of assets to third parties	8,003	—
(Increase) decrease in materials and supplies inventory and other	7,656	(39,212)
Net cash used in investing activities	(106,404)	(355,001)
Cash flows from financing activities
Borrowings, net of debt issuance costs	100,000	3,586,173
Repayments of debt	(531,085)	(3,583,149)
Increase (decrease) in outstanding checks	(29,102)	(4,686)
Distributions to Partnership unitholders (1)	(264,234)	(422,679)
Distributions to Chipeta noncontrolling interest owner	(1,521)	(2,775)
Distributions to noncontrolling interest owner of WES Operating	(5,292)	(8,676)
Net contributions from (distributions to) related parties	4,508	21,832
Finance lease payments (2)	(3,639)	(10,262)
Unit repurchases	(16,241)	—
Net cash provided by (used in) financing activities	(746,606)	(424,222)
Net increase (decrease) in cash and cash equivalents	(139,349)	(40,224)
Cash and cash equivalents at beginning of period	444,922	99,962
Cash and cash equivalents at end of period	$305,573	$59,738
Supplemental disclosures
Interest paid, net of capitalized interest	$188,280	$163,362
Taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	27,592	43,191
_________________________________________________________________________________________
(1)See Note 6.
(2)For the six months ended June 30, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$618,985	$642,628	$1,191,260	$1,344,024
Service revenues – product based	27,803	7,000	59,455	22,921
Product sales	72,256	21,736	143,061	78,385
Other	87	391	329	738
Total revenues and other (1)	719,131	671,755	1,394,105	1,446,068
Equity income, net – related parties	58,666	54,415	110,831	115,762
Operating expenses
Cost of product	78,044	18,602	167,013	121,872
Operation and maintenance	153,028	145,186	293,360	304,377
General and administrative	42,848	35,242	87,078	74,300
Property and other taxes	17,967	19,395	32,351	37,871
Depreciation and amortization	137,849	119,805	268,402	252,124
Long-lived asset and other impairments	12,738	10,150	27,604	165,935
Goodwill impairment	—	—	—	441,017
Total operating expenses (2)	442,474	348,380	875,808	1,397,496
Gain (loss) on divestiture and other, net	1,225	(2,843)	642	(2,883)
Operating income (loss)	336,548	374,947	629,770	161,451
Interest income – Anadarko note receivable	—	4,225	—	8,450
Interest expense	(95,290)	(94,654)	(193,783)	(183,240)
Gain (loss) on early extinguishment of debt	—	1,395	(289)	8,740
Other income (expense), net	82	1,651	(1,128)	(112)
Income (loss) before income taxes	241,340	287,564	434,570	(4,711)
Income tax expense (benefit)	1,465	5,044	2,577	764
Net income (loss)	239,875	282,520	431,993	(5,475)
Net income (loss) attributable to noncontrolling interest	2,264	2,706	3,897	(24,959)
Net income (loss) attributable to Western Midstream Operating, LP	$237,611	$279,814	$428,096	$19,484
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $415.4 million and $793.7 million for the three and six months ended June 30, 2021, respectively, and $473.4 million and $955.8 million for the three and six months ended June 30, 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $29.6 million and $69.9 million for the three and six months ended June 30, 2021, respectively, and $18.7 million and $151.1 million for the three and six months ended June 30, 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$300,761	$418,537
Accounts receivable, net	519,116	407,549
Other current assets	60,400	43,244
Total current assets	880,277	869,330
Property, plant, and equipment
Cost	12,677,327	12,641,745
Less accumulated depreciation	4,087,362	3,931,800
Net property, plant, and equipment	8,589,965	8,709,945
Goodwill	4,783	4,783
Other intangible assets	760,576	776,409
Equity investments	1,195,456	1,224,813
Other assets (1)	189,268	171,013
Total assets (2)	$11,620,325	$11,756,293
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$275,191	$210,532
Short-term debt	588,373	438,870
Accrued ad valorem taxes	35,570	41,427
Accrued liabilities	222,181	230,833
Total current liabilities	1,121,315	921,662
Long-term liabilities
Long-term debt	6,835,838	7,415,832
Deferred income taxes	23,468	22,195
Asset retirement obligations	267,624	260,283
Other liabilities	319,825	275,570
Total long-term liabilities	7,446,755	7,973,880
Total liabilities (3)	8,568,070	8,895,542
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2021, and December 31, 2020)	3,020,327	2,831,199
Total partners’ capital	3,020,327	2,831,199
Noncontrolling interest	31,928	29,552
Total equity and partners’ capital	3,052,255	2,860,751
Total liabilities, equity, and partners’ capital	$11,620,325	$11,756,293
_________________________________________________________________________________________
(1)Other assets includes $7.7 million and $4.2 million of NGLs line-fill inventory as of June 30, 2021, and December 31, 2020, respectively. Other assets also includes $60.3 million and $71.9 million of materials and supplies inventory as of June 30, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.6 billion and $1.5 billion as of June 30, 2021, and December 31, 2020, respectively, which includes related-party Accounts receivable, net of $278.9 million and $246.1 million as of June 30, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $251.0 million and $164.3 million as of June 30, 2021, and December 31, 2020, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	190,485	1,633	192,118
Distributions to Chipeta noncontrolling interest owner	—	(276)	(276)
Distributions to WES Operating unitholders	(127,470)	—	(127,470)
Contributions of equity-based compensation from Occidental	3,210	—	3,210
Contributions of equity-based compensation from WES	10,826	—	10,826
Net contributions from (distributions to) related parties	1,627	—	1,627
Balance at March 31, 2021	$2,909,877	$30,909	$2,940,786
Net income (loss)	237,611	2,264	239,875
Distributions to Chipeta noncontrolling interest owner	—	(1,245)	(1,245)
Distributions to WES Operating unitholders	(137,030)	—	(137,030)
Contributions of equity-based compensation from Occidental	2,375	—	2,375
Contributions of equity-based compensation from WES	4,613	—	4,613
Net contributions from (distributions to) related parties	2,881	—	2,881
Balance at June 30, 2021	$3,020,327	$31,928	$3,052,255

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	$3,341,819
Net income (loss)	(260,330)	(27,665)	(287,995)
Distributions to Chipeta noncontrolling interest owner	—	(1,738)	(1,738)
Distributions to WES Operating unitholders	(290,314)	—	(290,314)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	4,105	—	4,105
Net contributions from (distributions to) related parties (1)	20,489	—	20,489
Balance at March 31, 2020	$2,756,583	$29,783	$2,786,366
Net income (loss)	279,814	2,706	282,520
Distributions to Chipeta noncontrolling interest owner	—	(1,037)	(1,037)
Distributions to WES Operating unitholders	(143,404)	—	(143,404)
Contributions of equity-based compensation from Occidental	3,562	—	3,562
Net contributions from (distributions to) related parties	1,343	—	1,343
Balance at June 30, 2020	$2,897,898	$31,452	$2,929,350
_______________________________________________________________________________________
(1)See Services Agreement within Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$431,993	$(5,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	268,402	252,124
Long-lived asset and other impairments	27,604	165,935
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	21,024	7,667
Deferred income taxes	1,273	799
Accretion and amortization of long-term obligations, net	4,002	4,297
Equity income, net – related parties	(110,831)	(115,762)
Distributions from equity-investment earnings – related parties	110,763	124,156
(Gain) loss on divestiture and other, net	(642)	2,883
(Gain) loss on early extinguishment of debt	289	(8,740)
Cash paid to settle interest-rate swaps	—	(12,763)
Other	41	710
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(111,567)	(173,522)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	73,215	48,923
Change in other items, net	(1,591)	8,664
Net cash provided by operating activities	713,975	740,913
Cash flows from investing activities
Capital expenditures	(137,928)	(313,065)
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,508)	(16,064)
Distributions from equity investments in excess of cumulative earnings – related parties	21,373	13,340
Proceeds from the sale of assets to third parties	8,003	—
(Increase) decrease in materials and supplies inventory and other	7,656	(39,212)
Net cash used in investing activities	(106,404)	(355,001)
Cash flows from financing activities
Borrowings, net of debt issuance costs	100,000	3,586,173
Repayments of debt	(531,085)	(3,583,149)
Increase (decrease) in outstanding checks	(29,110)	(4,690)
Distributions to WES Operating unitholders (1)	(264,500)	(433,718)
Distributions to Chipeta noncontrolling interest owner	(1,521)	(2,775)
Net contributions from (distributions to) related parties	4,508	21,832
Finance lease payments (2)	(3,639)	(10,262)
Net cash provided by (used in) financing activities	(725,347)	(426,589)
Net increase (decrease) in cash and cash equivalents	(117,776)	(40,677)
Cash and cash equivalents at beginning of period	418,537	98,122
Cash and cash equivalents at end of period	$300,761	$57,445
Supplemental disclosures
Interest paid, net of capitalized interest	$188,280	$163,362
Taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	27,592	43,191
________________________________________________________________________________________
(1)See Note 6.
(2)For the six months ended June 30, 2020, includes related-party payments of $6.4 million.
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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding Western Midstream Holdings, LLC. Anadarko became a wholly owned subsidiary of Occidental as a result of Occidental’s acquisition by merger of Anadarko on August 8, 2019. “Related parties” refers to Occidental (see Note 6), the Partnership’s investments accounted for under the equity method of accounting (see Note 7), and the Partnership and WES Operating for transactions that eliminate upon consolidation (see Note 6).
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of June 30, 2021, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	36	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, (iv) the inclusion of the impact of Partnership equity balances and Partnership distributions, and (v) transactions between the Partnership and WES Operating that eliminate upon consolidation.

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of June 30, 2021 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the six months ended June 30, 2021, the Partnership issued 352,296 common units under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WES LTIP”). Compensation expense for the WES LTIP was $4.7 million and $8.3 million for the three and six months ended June 30, 2021, respectively, and $2.1 million and $3.2 million for the three and six months ended June 30, 2020, respectively.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $6.1 million and $13.0 million for the three and six months ended June 30, 2021, respectively, and $4.0 million and $4.4 million for the three and six months ended June 30, 2020, respectively.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Revenue from customers
Service revenues – fee based	$572,607	$581,452	$1,102,020	$1,223,373
Service revenues – product based	27,803	7,000	59,455	22,921
Product sales	72,256	21,736	143,061	78,385
Total revenue from customers	672,666	610,188	1,304,536	1,324,679
Revenue from other than customers
Lease revenue (1)	46,378	61,176	89,240	120,651
Other	87	391	329	738
Total revenues and other	$719,131	$671,755	$1,394,105	$1,446,068
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating lease within Note 6.

Certain of the Partnership’s midstream services contracts have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost-of-service rate provisions. During the year ended December 31, 2020, and the six months ended June 30, 2021, the Partnership constrained revenue on certain cost-of-service agreements based on the status of commercial negotiations relating to a legal dispute with one of our contract counterparties. Future revenue reversals could occur to the extent the outcome of the legal proceedings and commercial negotiations differ from our current assumptions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $509.8 million and $428.2 million as of June 30, 2021, and December 31, 2020, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2020	$56,344
Additional estimated revenues recognized (1)	8,536
Contract assets balance at June 30, 2021	$64,880

Contract assets at June 30, 2021
Other current assets	$18,700
Other assets	46,180
Total contract assets from contracts with customers	$64,880
_________________________________________________________________________________________
(1)Includes $4.0 million for the three months ended June 30, 2021.

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

thousands
Contract liabilities balance at December 31, 2020	$266,937
Cash received or receivable, excluding revenues recognized during the period (1)	34,059
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(8,068)
Contract liabilities balance at June 30, 2021	$292,928

Contract liabilities at June 30, 2021
Accrued liabilities	$16,261
Other liabilities	276,667
Total contract liabilities from contracts with customers	$292,928
_________________________________________________________________________________________
(1)Includes $18.8 million for the three months ended June 30, 2021.
(2)Includes $(6.0) million for the three months ended June 30, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2021	$419,158
2022	1,058,996
2023	1,003,906
2024	975,004
2025	892,135
Thereafter	2,721,232
Total	$7,070,431

3. ACQUISITIONS AND DIVESTITURES

Fort Union and Bison facilities. In October 2020, the Partnership (i) sold its 14.81% interest in Fort Union Gas Gathering, LLC (“Fort Union”), which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party. The Partnership received combined proceeds of $27.0 million, resulting in a net gain on sale of $21.0 million related to the Fort Union interest that was recorded in the fourth quarter of 2020 as Gain (loss) on divestiture and other, net in the consolidated statements of operations.
During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and the sale closed. The Partnership received total proceeds of $8.0 million, $7.0 million in the fourth quarter of 2020 and $1.0 million when the sale closed in the second quarter of 2021, resulting in a net gain on sale of $5.4 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30	0.31100	132,255	November 2020
December 31	0.31100	131,265	February 2021
2021
March 31	$0.31500	$132,969	May 2021
June 30 (1)	0.31900	134,662	August 2021
_________________________________________________________________________________________
(1)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the second quarter of 2021 of $0.31900 per unit, or $134.7 million in aggregate. The cash distribution is payable on August 13, 2021, to unitholders of record at the close of business on July 30, 2021, including the general partner units.

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2020
March 31	$143,404
June 30	143,404
September 30	143,404
December 31	127,470
2021
March 31	$137,030
June 30	140,217

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2021, Occidental held 202,781,578 common units, representing a 48.0% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.1% general partner interest in the Partnership. The public held 210,294,773 common units, representing a 49.9% limited partner interest in the Partnership.
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

Partnership equity repurchases. In November 2020, the Board of Directors authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2021, the Partnership repurchased 1,115,808 common units on the open market for an aggregate purchase price of $16.2 million. The units were canceled by the Partnership immediately upon receipt. As of June 30, 2021, the Partnership had an authorized amount of $201.2 million remaining under the Purchase Program.

Holdings of WES Operating equity. As of June 30, 2021, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$402,684	$460,138	$770,159	$907,921
Service revenues – product based	3,658	1,168	8,163	4,146
Product sales	9,101	12,136	15,372	43,760
Total revenues and other	415,443	473,442	793,694	955,827
Equity income, net – related parties (1)	58,666	54,415	110,831	115,762
Operating expenses
Cost of product	18,937	5,967	36,584	83,870
Operation and maintenance	2,915	1,516	21,037	34,357
General and administrative (2)	7,102	10,994	11,195	32,849
Total operating expenses	28,954	18,477	68,816	151,076
Interest income – Anadarko note receivable	—	4,225	—	8,450
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

Consolidated balance sheets
thousands	June 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$278,913	$291,253
Other current assets	32,805	5,493
Equity investments (1)	1,195,456	1,224,813
Other assets	77,130	50,967
Total assets	1,584,304	1,572,526
Liabilities
Accounts and imbalance payables	8,538	6,664
Accrued liabilities	43,571	19,195
Other liabilities	170,721	138,796
Total liabilities	222,830	164,655
_________________________________________________________________________________________
(1)See Note 7.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2021	2020
Distributions from equity-investment earnings – related parties	$110,763	$124,156
Acquisitions from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,508)	(16,064)
Distributions from equity investments in excess of cumulative earnings – related parties	21,373	13,340
Distributions to Partnership unitholders (1)	(130,518)	(225,914)
Distributions to WES Operating unitholders (2)	(5,292)	(8,676)
Net contributions from (distributions to) related parties	4,508	21,832
Finance lease payments	—	(6,382)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
General and administrative (1)	$7,699	$11,168	$12,286	$32,906
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6), (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6), and (iii) an intercompany service fee between the Partnership and WES Operating.

Consolidated balance sheets
thousands	June 30, 2021	December 31, 2020
Accounts receivable, net	$278,913	$246,083
Accounts and imbalance payables (1)	37,006	6,664
_________________________________________________________________________________________
(1)As of June 30, 2021, includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2021	2020
Distributions to WES Operating unitholders (1)	$(264,500)	$(433,718)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and a certain subsidiary of Occidental pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Related-party revenues. Related-party revenues include (i) amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental and (ii) income from the Partnership’s investments accounted for under the equity method of accounting (see Note 7).

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36% and 35% for the three and six months ended June 30, 2021, respectively, and 43% and 42% for the three and six months ended June 30, 2020, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 90% and 89% for the three and six months ended June 30, 2021, respectively, and 88% for the three and six months ended June 30, 2020. Produced-water throughput attributable to production owned or controlled by Occidental was 86% for the three and six months ended June 30, 2021, and 87% and 88% for the three and six months ended June 30, 2020, respectively.
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

Commodity purchase and sale agreements. Through December 31, 2020, the Partnership purchased and sold a significant amount of natural gas and NGLs from and to Anadarko Energy Services Company (“AESC”), a marketing affiliate of Occidental. Prior to April 1, 2020, AESC acted as an agent on behalf of either the Partnership or the Partnership’s customers for third-party sales. Where AESC sold natural gas and NGLs on the Partnership’s customers’ behalf, the Partnership recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on the Partnership’s behalf, the Partnership recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Key Performance Metrics under Part I, Item 2 of this Form 10-Q).

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

Operating lease. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party Commercial Agreement below), these agreements are now classified as operating leases and a $30.0 million right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset will be amortized to Operation and maintenance expense over the remaining term of the agreements.
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For the three and six months ended June 30, 2021, the Partnership recognized fixed-lease revenue of $44.0 million and $87.9 million, respectively, and variable-lease revenue of $2.4 million and $1.3 million, respectively, related to these agreements. For the three and six months ended June 30, 2020, the Partnership recognized fixed-lease revenue of $44.0 million and $87.9 million, respectively, and variable-lease revenue of $17.2 million and $32.8 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

Services Agreement. General and administrative expense includes costs incurred pursuant to the agreement dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP, under which Occidental has performed certain centralized corporate functions for the Partnership and WES Operating (“Services Agreement”).
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes allocated expense related to the Incentive Plans of $2.4 million and $5.6 million for the three and six months ended June 30, 2021, respectively, and $3.6 million and $7.7 million for the three and six months ended June 30, 2020, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

Construction Reimbursement Agreements. From time to time, the Partnership enters into construction reimbursement agreements with Occidental providing that the Partnership will manage the construction of certain midstream infrastructure for Occidental in the Partnership’s areas of operation. Such arrangements generally provide for a reimbursement of costs incurred by the Partnership on a cost or cost-plus basis.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the six months ended June 30, 2021:

thousands	Balance at December 31, 2020	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Balance at June 30, 2021
White Cliffs	$45,623	$—	$626	$—	$(336)	$(3,551)	$42,362
Rendezvous	28,198	—	(986)	—	(643)	(1,407)	25,162
Mont Belvieu JV	98,874	—	17,953	—	(17,972)	(1,403)	97,452
TEG	16,661	—	2,222	—	(2,235)	(210)	16,438
TEP	195,189	—	19,001	—	(17,198)	(4,491)	192,501
FRP	199,881	—	18,343	—	(18,430)	(3,973)	195,821
Whitethorn LLC	156,729	—	4,529	172	(4,281)	(2,640)	154,509
Cactus II	173,921	—	13,242	3,336	(10,669)	—	179,830
Saddlehorn	111,717	—	17,518	—	(16,605)	—	112,630
Panola	20,867	—	994	—	(993)	(463)	20,405
Mi Vida	55,031	—	3,996	—	(4,048)	(2,245)	52,734
Ranch Westex	18,898	(11,560)	6,152	—	(9,647)	(969)	2,874
Red Bluff Express	103,224	—	7,241	—	(7,706)	(21)	102,738
Total	$1,224,813	$(11,560)	$110,831	$3,508	$(110,763)	$(21,373)	$1,195,456
_________________________________________________________________________________________
(1)Recorded in Long-lived asset and other impairments in the consolidated statements of operations.
(2)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

The investment balance in Ranch Westex at June 30, 2021, was $37.1 million less than the Partnership’s underlying equity in Ranch Westex’s net assets. During the second quarter of 2021, the Partnership recognized an impairment loss of $11.6 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $2.9 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2021	December 31, 2020
Land	N/A	$10,955	$9,696
Gathering systems – pipelines	30 years	5,318,588	5,231,212
Gathering systems – compressors	15 years	2,141,652	2,096,905
Processing complexes and treating facilities	25 years	3,362,779	3,424,368
Transportation pipeline and equipment	6 to 45 years	168,205	168,205
Produced-water disposal systems	20 years	863,583	831,719
Assets under construction	N/A	88,280	176,834
Other	3 to 40 years	723,285	702,806
Total property, plant, and equipment		12,677,327	12,641,745
Less accumulated depreciation		4,087,362	3,931,800
Net property, plant, and equipment		$8,589,965	$8,709,945

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the six months ended June 30, 2021, the Partnership recognized impairments of $27.6 million, primarily attributable to (i) $14.0 million of impairments at the DJ Basin complex due to cancellation of projects and (ii) an $11.6 million other-than-temporary impairment of the Partnership’s investment in Ranch Westex (see Note 7).
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

Potential future long-lived asset impairments. As of June 30, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments. For example, on April 29, 2020, the Partnership received notice that Sanchez, in its bankruptcy, is attempting to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. On May 6, 2021, the Bankruptcy Court issued an opinion determining, among other things, that Sanchez’s Springfield gathering agreements were rejected, but that such agreements contain covenants running with the land that survive rejection, thus preserving the acreage dedication to the Partnership’s Springfield system. Depending on the ultimate outcome of the Partnership’s continuing efforts to defend its contractual rights in the bankruptcy proceeding, as well as the Partnership’s ongoing commercial discussions, the Partnership’s South Texas assets could be impaired.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Trade receivables, net	$519,109	$452,718	$519,109	$407,547
Other receivables, net	7	162	7	2
Total accounts receivable, net	$519,116	$452,880	$519,116	$407,549

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
NGLs inventory	$3,088	$882	$3,088	$882
Imbalance receivables	21,532	12,976	21,532	12,976
Prepaid insurance	2,436	8,131	1,274	6,113
Contract assets	18,700	5,338	18,700	5,338
Other	15,806	17,935	15,806	17,935
Total other current assets	$61,562	$45,262	$60,400	$43,244

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Accrued interest expense	$138,808	$137,307	$138,808	$137,307
Short-term asset retirement obligations	15,719	20,215	15,719	20,215
Short-term remediation and reclamation obligations	6,101	2,950	6,101	2,950
Income taxes payable	3,771	3,399	3,771	3,399
Contract liabilities	16,261	31,477	16,261	31,477
Other	75,278	74,599	41,521	35,485
Total accrued liabilities	$255,938	$269,947	$222,181	$230,833

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2021			December 31, 2020
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$580,917	$580,671	$590,880	$—	$—	$—
5.375% Senior Notes due 2021	—	—	—	431,081	430,606	436,241
Finance lease liabilities	7,702	7,702	7,702	8,264	8,264	8,264
Total short-term debt	$588,619	$588,373	$598,582	$439,345	$438,870	$444,505

Long-term debt
4.000% Senior Notes due 2022	$—	$—	$—	$580,917	$580,555	$597,568
Floating-Rate Senior Notes due 2023	239,978	239,147	240,340	239,978	238,879	235,066
3.100% Senior Notes due 2025	1,000,000	993,702	1,058,006	1,000,000	992,900	1,028,614
3.950% Senior Notes due 2025	500,000	495,400	520,301	500,000	494,866	512,807
4.650% Senior Notes due 2026	500,000	496,973	536,802	500,000	496,708	524,880
4.500% Senior Notes due 2028	400,000	395,878	429,015	400,000	395,617	415,454
4.750% Senior Notes due 2028	400,000	396,744	435,221	400,000	396,555	418,786
4.050% Senior Notes due 2030	1,200,000	1,189,867	1,349,104	1,200,000	1,189,407	1,342,996
5.450% Senior Notes due 2044	600,000	593,666	646,910	600,000	593,598	607,234
5.300% Senior Notes due 2048	700,000	687,155	746,038	700,000	687,048	694,172
5.500% Senior Notes due 2048	350,000	342,600	382,457	350,000	342,543	343,928
5.250% Senior Notes due 2050	1,000,000	983,609	1,161,033	1,000,000	983,512	1,100,375
Finance lease liabilities	21,097	21,097	21,097	23,644	23,644	23,644
Total long-term debt	$6,911,075	$6,835,838	$7,526,324	$7,494,539	$7,415,832	$7,845,524
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the six months ended June 30, 2021:

thousands	Carrying Value
Balance at December 31, 2020	$7,854,702
RCF borrowings	100,000
Repayments of RCF borrowings	(100,000)
Repayment of 5.375% Senior Notes due 2021	(431,081)
Finance lease liabilities	(3,109)
Other	3,699
Balance at June 30, 2021	$7,424,211

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at June 30, 2021, and were 3.287%, 4.168%, and 5.362%, respectively, at June 30, 2020. The interest rate on the Floating-Rate Senior Notes was 2.29% and 2.66% at June 30, 2021 and 2020, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. As of June 30, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet due to management’s intent to retire the notes within the next twelve months. At June 30, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF”) is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders.
As of June 30, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of June 30, 2021 and 2020, the interest rate on any outstanding RCF borrowings was 1.60% and 1.66%, respectively. The facility-fee rate was 0.25% at June 30, 2021 and 2020. At June 30, 2021, WES Operating was in compliance with all covenants under the RCF.

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

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029, with future lease payments of $33.1 million as of June 30, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Third parties
Long-term and short-term debt	$(92,487)	$(89,650)	$(188,209)	$(179,419)
Finance lease liabilities	(292)	(388)	(590)	(793)
Amortization of debt issuance costs and commitment fees	(3,179)	(3,462)	(6,517)	(6,589)
Capitalized interest	668	(1,154)	1,533	3,604
Total interest expense – third parties	(95,290)	(94,654)	(193,783)	(183,197)
Related parties
Finance lease liabilities	—	—	—	(43)
Total interest expense – related parties	—	—	—	(43)
Interest expense	$(95,290)	$(94,654)	$(193,783)	$(183,240)

12. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2021, and December 31, 2020, the consolidated balance sheets included $11.3 million and $8.2 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of June 30, 2021 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of June 30, 2021, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	36	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2021, included the following:

•WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.

•We repurchased 1,115,808 common units for an aggregate purchase price of $16.2 million during the six months ended June 30, 2021.

•Our second-quarter 2021 per-unit distribution of $0.31900 increased $0.004 from the first-quarter 2021 per-unit distribution of $0.31500.

•Natural-gas throughput attributable to WES totaled 4,265 MMcf/d and 4,157 MMcf/d for the three and six months ended June 30, 2021, respectively, representing a 5% increase and 6% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 687 MBbls/d and 645 MBbls/d for the three and six months ended June 30, 2021, respectively, representing a 14% increase and 13% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively.

•Produced-water throughput attributable to WES totaled 688 MBbls/d and 642 MBbls/d for the three and six months ended June 30, 2021, respectively, representing a 16% increase and 12% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively.

•Gross margin was $503.2 million and $958.7 million for the three and six months ended June 30, 2021, respectively, representing a 10% increase and 11% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively. See Key Performance Metrics within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.21 per Mcf and $1.20 per Mcf for the three and six months ended June 30, 2021, respectively, representing a 2% increase and 4% increase compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.40 per Bbl and $2.43 per Bbl for the three and six months ended June 30, 2021, respectively, representing a 2% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.92 per Bbl for the three and six months ended June 30, 2021, representing no change and a 5% decrease compared to the three months ended March 31, 2021, and six months ended June 30, 2020, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,244	1,133	10%	1,189	1,349	(12)%
DJ Basin	1,413	1,344	5%	1,379	1,368	1%
Equity investments	457	439	4%	448	451	(1)%
Other	1,310	1,279	2%	1,296	1,435	(10)%
Total throughput for natural-gas assets	4,424	4,195	5%	4,312	4,603	(6)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	184	162	14%	173	197	(12)%
DJ Basin	98	82	20%	90	120	(25)%
Equity investments	386	337	15%	361	395	(9)%
Other	33	35	(6)%	34	43	(21)%
Total throughput for crude-oil and NGLs assets	701	616	14%	658	755	(13)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	702	607	16%	655	745	(12)%
Total throughput for produced-water assets	702	607	16%	655	745	(12)%

Weather-related impacts. In February 2021, the U.S. experienced winter storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S., including Texas, and in March 2021, Colorado experienced a historic blizzard. Winter storm Uri adversely affected our volumes for approximately ten days and the blizzard in Colorado likewise disrupted our assets in that state. We estimate the impact of these weather events to have reduced net income and Adjusted EBITDA (as defined under the caption Key Performance Metrics within this Item 2) for the six months ended June 30, 2021, by approximately $30 million due to lower volumes, the impact of commodity-prices, and higher operating expenses related to utilities. The estimated impact of the adverse winter weather on our operations and financial results may change and those changes may be material. Any additional inclement weather in the future, or other adverse conditions, including resolution of litigation and other legal disputes and the COVID-19 pandemic and resulting mitigation factors, may have an adverse impact on our operations and financial results.

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

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the six months ended June 30, 2021, include the following impacts related to this change (i) decrease of $45.9 million in Service revenues – fee based, (ii) decrease of $21.2 million in Product sales, and (iii) decrease of $67.1 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 2). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020. Although commodity prices have rebounded to pre-pandemic levels, the extent and duration of the recent commodity-price volatility cannot be predicted, and potential impacts to our business include the following:

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

•As of June 30, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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

ACQUISITIONS AND DIVESTITURES

Fort Union and Bison facilities. In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party.
During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and the sale closed. We received total proceeds of $8.0 million, $7.0 million in the fourth quarter of 2020 and $1.0 million when the sale closed in the second quarter of 2021, resulting in a net gain on sale of $5.4 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS

OPERATING RESULTS

In November 2020, the SEC issued a final rule to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements in SEC Regulation S-K. As permitted by this final rule, the analysis herein reflects the optional approach to discuss results of operations on a sequential-quarter basis, which we believe will provide information that is most useful to investors in assessing our quarterly results of operations going forward. In addition, as required by the final rule, we have continued to include a comparison of the current year-to-date period to the prior year-to-date period.
For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2021” refer to the comparison of the three months ended June 30, 2021, to the three months ended March 31, 2021; and any increases or decreases “for the six months ended June 30, 2021” refer to the comparison of the six months ended June 30, 2021, to the six months ended June 30, 2020.
The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Total revenues and other (1)	$719,131	$674,974	$1,394,105	$1,446,068
Equity income, net – related parties	58,666	52,165	110,831	115,762
Total operating expenses (1)	444,074	434,220	878,294	1,400,084
Gain (loss) on divestiture and other, net	1,225	(583)	642	(2,883)
Operating income (loss)	334,948	292,336	627,284	158,863
Interest income – Anadarko note receivable	—	—	—	8,450
Interest expense	(95,290)	(98,493)	(193,783)	(183,240)
Gain (loss) on early extinguishment of debt	—	(289)	(289)	8,740
Other income (expense), net	84	(1,207)	(1,123)	(108)
Income (loss) before income taxes	239,742	192,347	432,089	(7,295)
Income tax expense (benefit)	1,465	1,112	2,577	764
Net income (loss)	238,277	191,235	429,512	(8,059)
Net income (loss) attributable to noncontrolling interests	7,018	5,444	12,462	(24,569)
Net income (loss) attributable to Western Midstream Partners, LP (2)	$231,259	$185,791	$417,050	$16,510
Key performance metrics (3)
Adjusted gross margin	$677,236	$614,624	$1,291,860	$1,388,272
Adjusted EBITDA	491,126	443,110	934,236	1,028,028
Free cash flow	379,776	213,822	593,598	423,210
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

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	534	519	3%	527	547	(4)%
Processing	3,433	3,237	6%	3,337	3,605	(7)%
Equity investments (1)	457	439	4%	448	451	(1)%
Total throughput	4,424	4,195	5%	4,312	4,603	(6)%
Throughput attributable to noncontrolling interests (2)	159	150	6%	155	164	(5)%
Total throughput attributable to WES for natural-gas assets	4,265	4,045	5%	4,157	4,439	(6)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	315	279	13%	297	360	(18)%
Equity investments (3)	386	337	15%	361	395	(9)%
Total throughput	701	616	14%	658	755	(13)%
Throughput attributable to noncontrolling interests (2)	14	12	17%	13	15	(13)%
Total throughput attributable to WES for crude-oil and NGLs assets	687	604	14%	645	740	(13)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	702	607	16%	655	745	(12)%
Throughput attributable to noncontrolling interests (2)	14	12	17%	13	15	(13)%
Total throughput attributable to WES for produced-water assets	688	595	16%	642	730	(12)%
_________________________________________________________________________________________
(1)Represents the 14.81% share of average Fort Union throughput (until divested in October 2020), 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.
(2)For all periods presented, includes (i) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating and (ii) for natural-gas assets, the 25% third-party interest in Chipeta, which collectively represent WES’s noncontrolling interests.
(3)Represents the 10% share of average White Cliffs throughput; 25% share of average Mont Belvieu JV throughput; 20% share of average TEG, TEP, Whitethorn, and Saddlehorn throughput; 33.33% share of average FRP throughput; and 15% share of average Panola and Cactus II throughput.

Natural-gas assets

Gathering, treating, and transportation throughput increased by 15 MMcf/d for the three months ended June 30, 2021, primarily due to increased production in areas around the Marcellus Interest systems.
Gathering, treating, and transportation throughput decreased by 20 MMcf/d for the six months ended June 30, 2021, primarily due to (i) production declines and the impact of winter storm Uri at the Springfield gas-gathering system and (ii) lower throughput at the Bison treating facility due to production declines in the area. These decreases were offset partially by increased production in areas around the Marcellus Interest systems.
Processing throughput increased by 196 MMcf/d for the three months ended June 30, 2021, primarily due to (i) increased production and recovery from the impact of winter storm Uri during the first quarter of 2021 at the West Texas complex, (ii) increased production in areas around the DJ Basin complex, and (iii) higher throughput at the Chipeta complex.
Processing throughput decreased by 268 MMcf/d for the six months ended June 30, 2021, primarily due to (i) lower production and the impact of winter storm Uri at the West Texas complex, (ii) the Granger straddle plant being held idle beginning in the third quarter of 2020, and (iii) lower throughput at the Chipeta and Granger complexes due to production declines in the area.

Equity-investment throughput increased by 18 MMcf/d for the three months ended June 30, 2021, primarily due to increased volumes at the Mi Vida plant and on Red Bluff Express.
Equity-investment throughput decreased by 3 MMcf/d for the six months ended June 30, 2021, primarily due to (i) decreased volumes at the Rendezvous system due to production declines in the area and (ii) decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020. These decreases were offset partially by increased volumes on Red Bluff Express resulting from increased pipeline commitments.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 36 MBbls/d for the three months ended June 30, 2021, primarily due to (i) increased production and recovery from the impact of winter storm Uri during the first quarter of 2021 at the DBM oil system and (ii) increased production in areas around the DJ Basin oil system.
Gathering, treating, and transportation throughput decreased by 63 MBbls/d for the six months ended June 30, 2021, primarily due to (i) lower throughput at the DJ Basin oil system due to production declines in the area and (ii) lower throughput at the DBM oil system resulting from lower production and the impact of winter storm Uri.
Equity-investment throughput increased by 49 MBbls/d for the three months ended June 30, 2021, primarily due to increased volumes on the Whitethorn and Saddlehorn pipelines, TEP, FRP, and Mont Belvieu JV.
Equity-investment throughput decreased by 34 MBbls/d for the six months ended June 30, 2021, primarily due to decreased volumes on the Whitethorn pipeline, partially offset by increased volumes on the Saddlehorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 95 MBbls/d for the three months ended June 30, 2021, due to increased throughput at the DBM water systems resulting from higher production and recovery from the impact of winter storm Uri during the first quarter of 2021.
Gathering and disposal throughput decreased by 90 MBbls/d for the six months ended June 30, 2021, due to decreased throughput at the DBM water systems resulting from lower production and the impact of winter storm Uri.

Service Revenues

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Service revenues – fee based	$618,985	$572,275	8%	$1,191,260	$1,344,024	(11)%
Service revenues – product based	27,803	31,652	(12)%	59,455	22,921	159%
Total service revenues	$646,788	$603,927	7%	$1,250,715	$1,366,945	(9)%

Service revenues – fee based

Service revenues – fee based increased by $46.7 million for the three months ended June 30, 2021, primarily due to increases of (i) $16.8 million at the West Texas complex, $8.4 million at the DBM water systems, and $4.3 million at the DBM oil system resulting from increased throughput, including recovery from the impact of winter storm Uri in the first quarter of 2021, and (ii) $14.1 million at the DJ Basin complex from increased throughput.
Service revenues – fee based decreased by $152.8 million for the six months ended June 30, 2021, primarily due to decreases of (i) $45.9 million, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $28.7 million at the DBM oil system due to decreased throughput, including the impact of winter storm Uri, and lower lease revenue under the operating and maintenance agreement with Occidental, (iii) $24.5 million at the DBM water systems resulting from decreased throughput, including the impact of winter storm Uri, and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, (iv) $20.8 million at the West Texas complex from decreased throughput, including the impact of winter storm Uri, (v) $20.7 million at the DJ Basin complex due to decreased throughput on certain fee-based contracts, and (vi) $7.1 million at the Bison treating facility due to decreased throughput and the expiration of a minimum-volume commitment contract in the fourth quarter of 2020.

Service revenues – product based

Service revenues – product based decreased by $3.8 million for the three months ended June 30, 2021, primarily due to a decrease of $3.2 million at the Hilight system attributable to increased prices in the first quarter of 2021 due to the impact of winter storms in the area.
Service revenues – product based increased by $36.5 million for the six months ended June 30, 2021, primarily due to increases of (i) $13.3 million at the West Texas complex due to an increase in electricity-related rates billed to customers during winter storm Uri, (ii) $9.2 million at the DJ Basin complex due to increased third-party volumes, and (iii) $4.8 million at the Hilight system and $3.9 million at the Granger complex due to increased prices.

Product Sales

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Natural-gas sales	$14,195	$21,419	(34)%	$35,614	$16,723	113%
NGLs sales	58,061	49,386	18%	107,447	61,662	74%
Total Product sales	$72,256	$70,805	2%	$143,061	$78,385	83%
Per-unit gross average sales price:
Natural gas (per Mcf)	$2.65	$5.98	(56)%	$4.26	$1.22	NM
NGLs (per Bbl)	27.16	28.42	(4)%	27.73	11.76	136%
_________________________________________________________________________________________
NM—Not meaningful

Natural-gas sales

Natural-gas sales decreased by $7.2 million for the three months ended June 30, 2021, primarily due to decreases of (i) $13.4 million at the West Texas complex attributable to a decrease in average prices and (ii) $3.8 million at the MGR assets attributable to a decrease in average prices and volumes sold. These decreases were offset partially by an increase of $9.0 million at the DJ Basin complex attributable to an increase in volumes, partially offset by decreased average prices.
Natural-gas sales increased by $18.9 million for the six months ended June 30, 2021, primarily due to increases of (i) $22.4 million at the West Texas complex and $5.1 million at the MGR assets attributable to increases in average prices and (ii) $1.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2). These increases were offset partially by a decrease of $11.1 million at the DJ Basin complex attributable to a decrease in volumes sold, partially offset by increased average prices.

NGLs sales

NGLs sales increased by $8.7 million for the three months ended June 30, 2021, primarily due to an increase of $8.0 million at the West Texas complex attributable to an increase in volumes sold, partially offset by a decrease in average prices.
NGLs sales increased by $45.8 million for the six months ended June 30, 2021, primarily due to increases of (i) $47.8 million at the West Texas complex attributable to an increase in average prices, partially offset by decreased volumes sold, (ii) $9.4 million at the Chipeta complex and $5.7 million at the Granger complex attributable to increases in average prices, and (iii) $4.9 million at the DJ Basin complex attributable to an increase in average prices and volumes sold. These increases were offset partially by a decrease of $23.0 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Equity income, net – related parties	$58,666	$52,165	12%	$110,831	$115,762	(4)%

Equity income, net – related parties increased by $6.5 million for the three months ended June 30, 2021, primarily due to (i) an increase in equity income at Mont Belvieu JV from higher volumes and a load-reduction electricity credit received related to winter storm Uri and (ii) higher volumes at FRP.
Equity income, net – related parties decreased by $4.9 million for the six months ended June 30, 2021, primarily due to (i) a decrease in equity income from Whitethorn LLC related to commercial activities and lower volumes and (ii) lower volumes at White Cliffs. These decreases were offset partially by an increase in equity income from higher volumes at Saddlehorn and Red Bluff Express.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
NGLs purchases	$42,305	$30,919	37%	$73,224	$92,781	(21)%
Residue purchases	23,019	57,904	(60)%	80,923	33,160	144%
Other	12,720	146	NM	12,866	(4,069)	NM
Cost of product	78,044	88,969	(12)%	167,013	121,872	37%
Operation and maintenance	153,028	140,332	9%	293,360	304,377	(4)%
Total Cost of product and Operation and maintenance expenses	$231,072	$229,301	1%	$460,373	$426,249	8%

NGLs purchases

NGLs purchases increased by $11.4 million for the three months ended June 30, 2021, primarily due to an increase of $8.2 million at the West Texas complex attributable to purchased-volume increases, partially offset by an average-price decrease.
NGLs purchases decreased by $19.6 million for the six months ended June 30, 2021, primarily due to a decrease of $61.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), partially offset by increases of $18.4 million at the West Texas complex, $12.9 million at the DJ Basin complex, $4.8 million at the Chipeta complex, and $3.5 million at the Granger complex attributable to average-price increases.

Residue purchases

Residue purchases decreased by $34.9 million for the three months ended June 30, 2021, primarily due to decreases of $19.3 million at the West Texas complex, $4.1 million at the DJ Basin complex, $3.7 million at the Hilight system, $2.4 million at the MGR assets, and $2.3 million at the Granger complex attributable to average-price decreases.
Residue purchases increased by $47.8 million for the six months ended June 30, 2021, primarily due to increases of $35.4 million at the West Texas complex, $4.9 million at the Chipeta complex, $4.6 million at the Hilight system, and $4.0 million at the MGR assets attributable to average-price increases. These increases were offset partially by a decrease of $5.2 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Other items

Other items increased by $12.6 million for the three months ended June 30, 2021, primarily due to increases of (i) $9.8 million at the DJ Basin complex and (ii) $3.6 million at the West Texas complex, primarily attributable to changes in imbalance positions.
Other items increased by $16.9 million for the six months ended June 30, 2021, primarily due to an increase of $28.8 million at the West Texas complex, primarily attributable to changes in imbalance positions, partially offset by a decrease of $11.9 million at the DJ Basin complex due to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $12.7 million for the three months ended June 30, 2021, primarily due to an increase of $9.1 million at the DJ Basin complex due to an environmental liability of $4.1 million recorded in the second quarter of 2021, as well as increased surface maintenance and plant repairs, and field-related expenses.
Operation and maintenance expense decreased by $11.0 million for the six months ended June 30, 2021, primarily due to decreases of (i) $10.7 million at the West Texas complex, primarily attributable to reduced salaries and wages, surface maintenance and plant repairs, and safety expense, partially offset by increased utilities expense primarily resulting from the impact of winter storm Uri and (ii) $6.7 million at the DBM water systems attributable to lower disposal fees resulting from reduced volumes and lower surface-use fees, partially offset by increased utilities expense and surface maintenance and plant repairs, including the impact of winter storm Uri. These decreases were offset partially by an increase of $5.3 million at the DBM oil system, primarily attributable to increases in field-related expenses and utilities expense primarily resulting from the impact of winter storm Uri.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
General and administrative	$44,448	$45,116	(1)%	$89,564	$76,888	16%
Property and other taxes	17,967	14,384	25%	32,351	37,871	(15)%
Depreciation and amortization	137,849	130,553	6%	268,402	252,124	6%
Long-lived asset and other impairments	12,738	14,866	(14)%	27,604	165,935	(83)%
Goodwill impairment	—	—	NM	—	441,017	NM
Total other operating expenses	$213,002	$204,919	4%	$417,921	$973,835	(57)%

General and administrative expenses

General and administrative expenses increased by $12.7 million for the six months ended June 30, 2021, primarily due to (i) a $6.3 million increase in personnel costs primarily related to increased bonus-related contributions under our employee savings plan, (ii) a $5.3 million increase in contract and consulting costs primarily related to information technology services and fees, and (iii) a $3.7 million increase in corporate expenses and professional fees.

Property and other taxes

Property and other taxes increased by $3.6 million for the three months ended June 30, 2021, due to ad valorem tax increases at the DJ Basin complex and DJ Basin oil system, primarily due to favorable differences between actual and estimated tax payments related to the 2020 fiscal year recognized in the first quarter of 2021.
Property and other taxes decreased by $5.5 million for the six months ended June 30, 2021, primarily due to ad valorem tax decreases at the West Texas and DJ Basin complexes, and DJ Basin oil system due to favorable differences between actual and estimated tax payments related to the 2020 fiscal year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.3 million for the three months ended June 30, 2021, primarily due to increases of (i) $3.2 million at a transportation asset in Southwest Wyoming, primarily as a result of downward asset retirement obligation revisions made in the first quarter of 2021 and (ii) $2.3 million at the MGR assets and Hilight system due to an acceleration of depreciation expense.
Depreciation and amortization expense increased by $16.3 million for the six months ended June 30, 2021, primarily due to increases of (i) $13.1 million at the DJ Basin complex, primarily as a result of a change in estimate for asset retirement obligations for the Third Creek gathering system in the comparative prior period, (ii) $5.6 million at the West Texas complex resulting from capital projects being placed into service, and (iii) $4.5 million related to depreciation for capitalized information technology implementation costs related to the stand-up of WES as an independent organization. These increases were offset partially by decreases of (i) $8.4 million due to the sale of the Bison treating facility and (ii) $3.3 million at a transportation asset in Southwest Wyoming, primarily as a result of downward asset retirement obligation revisions made in the first quarter of 2021.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the three months ended June 30, 2021, was primarily due to an $11.6 million other-than-temporary impairment of our investment in Ranch Westex.
Long-lived asset and other impairment expense for the three months ended March 31, 2021, was primarily due to $13.5 million of impairments at the DJ Basin complex due to cancellation of projects.
Long-lived asset and other impairment expense for the six months ended June 30, 2020, was primarily due to (i) $149.4 million of impairments for assets located in Wyoming and Utah and (ii) impairments at the DJ Basin complex due to cancellation of projects and impairments of rights-of-way.
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

Interest Income – Anadarko Note Receivable and Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Interest income – Anadarko note receivable	$—	$—	—%	$—	$8,450	(100)%

Third parties
Long-term and short-term debt	$(92,487)	$(95,722)	(3)%	$(188,209)	$(179,419)	5%
Finance lease liabilities	(292)	(298)	(2)%	(590)	(793)	(26)%
Amortization of debt issuance costs and commitment fees	(3,179)	(3,338)	(5)%	(6,517)	(6,589)	(1)%
Capitalized interest	668	865	23%	1,533	3,604	(57)%
Related parties
Finance lease liabilities	—	—	—%	—	(43)	(100)%
Interest expense	$(95,290)	$(98,493)	(3)%	$(193,783)	$(183,240)	6%

Interest income

Interest income - Anadarko note receivable decreased by $8.5 million for the six months ended June 30, 2021, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement in September 2020. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest expense

Interest expense decreased by $3.2 million for the three months ended June 30, 2021, primarily due to lower interest incurred on the 5.375% Senior Notes due 2021 that were called on March 1, 2021.
Interest expense increased by $10.5 million for the six months ended June 30, 2021, primarily due to (i) $23.8 million of additional interest incurred from higher effective interest rates resulting from credit-rating downgrades on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and (ii) a decrease of $2.1 million in capitalized interest due to decreased capital expenditures. These increases were offset partially by decreases of (i) $11.0 million due to lower outstanding balances on the 5.375% Senior Notes due 2021 that were called on March 1, 2021, 4.000% Senior Notes due 2022, and Floating-Rate Senior Notes due 2023 and (ii) $4.1 million due to lower outstanding borrowings under the RCF in 2021. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Income (loss) before income taxes	$239,742	$192,347	25%	$432,089	$(7,295)	NM
Income tax expense (benefit)	1,465	1,112	32%	2,577	764	NM
Effective tax rate	1%	1%		1%	NM

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For all periods presented, the variance from the federal statutory rate primarily was due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2021	March 31, 2021	Inc/ (Dec)	June 30, 2021	June 30, 2020	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$469,409	$432,389	9%	$901,798	$925,842	(3)%
Adjusted gross margin for crude-oil and NGLs assets	150,317	133,145	13%	283,462	333,595	(15)%
Adjusted gross margin for produced-water assets	57,510	49,090	17%	106,600	128,835	(17)%
Adjusted gross margin	677,236	614,624	10%	1,291,860	1,388,272	(7)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.21	1.19	2%	1.20	1.15	4%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.40	2.45	(2)%	2.43	2.48	(2)%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.92	0.92	—%	0.92	0.97	(5)%
Adjusted EBITDA	491,126	443,110	11%	934,236	1,028,028	(9)%
Free cash flow	379,776	213,822	78%	593,598	423,210	40%
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

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds, percent-of-product, and keep-whole contracts, (ii) costs associated with the valuation of gas and NGLs imbalances, and (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.

Adjusted gross margin increased by $62.6 million for the three months ended June 30, 2021, primarily due to (i) increased throughput at the West Texas and DJ Basin complexes and the DBM water, DBM oil, and DJ Basin oil systems and (ii) an increase in distributions from Mont Belvieu JV.
Adjusted gross margin decreased by $96.4 million for the six months ended June 30, 2021, primarily due to (i) decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, (ii) decreased throughput and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the DBM water systems, (iii) decreased throughput at the West Texas complex, (iv) decreased throughput on certain fee-based contracts at the DJ Basin complex, and (v) a decrease in distributions from Whitethorn LLC.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.02 for the three months ended June 30, 2021, primarily due to increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.05 for the six months ended June 30, 2021, primarily due to a higher cost-of-service rate effective January 1, 2021, at the West Texas complex, partially offset by decreased throughput on certain fee-based contracts at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.05 for the three months ended June 30, 2021, primarily due to (i) increased volumes on the Whitethorn pipeline, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) a decrease in distributions from White Cliffs and FRP. These decreases were offset partially by an increase in distributions from Mont Belvieu JV.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.05 for the six months ended June 30, 2021, primarily due to decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, partially offset by a higher cost-of-service rate effective January 1, 2021, at the DJ Basin oil system.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.05 for the six months ended June 30, 2021, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021.

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

Adjusted EBITDA increased by $48.0 million for the three months ended June 30, 2021, primarily due to (i) a $44.2 million increase in total revenues and other, (ii) a $10.9 million decrease in cost of product (net of lower of cost or market inventory adjustments), and (iii) a $9.8 million increase in distributions from equity investments. These amounts were offset partially by (i) a $12.7 million increase in operation and maintenance expenses and (ii) a $3.6 million increase in property taxes.

Adjusted EBITDA decreased by $93.8 million for the six months ended June 30, 2021, primarily due to (i) a $52.0 million decrease in total revenues and other, (ii) a $45.3 million increase in cost of product (net of lower of cost or market inventory adjustments), (iii) a $9.7 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iv) a $5.4 million decrease in distributions from equity investments. These amounts were offset partially by (i) an $11.0 million decrease in operation and maintenance expenses and (ii) a $5.5 million decrease in property taxes. The above-described variances in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020, which had no net impact on Adjusted EBITDA (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

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
Free cash flow increased by $166.0 million for the three months ended June 30, 2021, primarily due to an increase of $190.6 million in net cash provided by operating activities, partially offset by (i) an increase of $18.4 million in capital expenditures and (ii) an increase of $3.3 million in contributions to equity investments.
Free cash flow increased by $170.4 million for the six months ended June 30, 2021, primarily due to (i) a decrease of $175.1 million in capital expenditures, (ii) a decrease of $12.6 million in contributions to equity investments, and (iii) an $8.0 million increase in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a decrease of $25.3 million in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

Reconciliation of non-GAAP financial measures. Adjusted gross margin, Adjusted EBITDA, and Free cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is gross margin. Net income (loss) and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Free cash flow is net cash provided by operating activities. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered as alternatives to the GAAP measures of gross margin, net income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA, and Free cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect gross margin, net income (loss), and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA, and Free cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility as comparative measures.
Management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA, and Free cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA, and Free cash flow compared to (as applicable) gross margin, net income (loss), and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
The following tables present (i) a reconciliation of the GAAP financial measure of gross margin to the non-GAAP financial measure of Adjusted gross margin, (ii) a reconciliation of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, and (iii) a reconciliation of the GAAP financial measure of net cash provided by operating activities to the non-GAAP financial measure of Free cash flow:

	Three Months Ended		Six Months Ended
thousands	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$719,131	$674,974	$1,394,105	$1,446,068
Less:
Cost of product	78,044	88,969	167,013	121,872
Depreciation and amortization	137,849	130,553	268,402	252,124
Gross margin	503,238	455,452	958,690	1,072,072
Add:
Distributions from equity investments	70,947	61,189	132,136	137,496
Depreciation and amortization	137,849	130,553	268,402	252,124
Less:
Reimbursed electricity-related charges recorded as revenues	17,585	17,312	34,897	40,828
Adjusted gross margin attributable to noncontrolling interests (1)	17,213	15,258	32,471	32,592
Adjusted gross margin	$677,236	$614,624	$1,291,860	$1,388,272
Adjusted gross margin for natural-gas assets	$469,409	$432,389	$901,798	$925,842
Adjusted gross margin for crude-oil and NGLs assets	150,317	133,145	283,462	333,595
Adjusted gross margin for produced-water assets	57,510	49,090	106,600	128,835
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$238,277	$191,235	$429,512	$(8,059)
Add:
Distributions from equity investments	70,947	61,189	132,136	137,496
Non-cash equity-based compensation expense	7,121	6,734	13,855	10,911
Interest expense	95,290	98,493	193,783	183,240
Income tax expense	1,465	1,112	2,577	5,044
Depreciation and amortization	137,849	130,553	268,402	252,124
Impairments (1)	12,738	14,866	27,604	606,952
Other expense	30	1,218	1,248	1,950
Less:
Gain (loss) on divestiture and other, net	1,225	(583)	642	(2,883)
Gain (loss) on early extinguishment of debt	—	(289)	(289)	8,740
Equity income, net – related parties	58,666	52,165	110,831	115,762
Interest income – Anadarko note receivable	—	—	—	8,450
Other income	84	—	84	1,652
Income tax benefit	—	—	—	4,280
Adjusted EBITDA attributable to noncontrolling interests (2)	12,616	10,997	23,613	25,629
Adjusted EBITDA	$491,126	$443,110	$934,236	$1,028,028
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$452,111	$261,550	$713,661	$738,999
Interest (income) expense, net	95,290	98,493	193,783	174,790
Accretion and amortization of long-term obligations, net	(1,914)	(2,088)	(4,002)	(4,297)
Current income tax expense (benefit)	749	555	1,304	(35)
Other (income) expense, net	(84)	1,207	1,123	(412)
Cash paid to settle interest-rate swaps	—	—	—	12,763
Distributions from equity investments in excess of cumulative earnings – related parties	9,232	12,141	21,373	13,340
Changes in assets and liabilities:
Accounts receivable, net	38,982	30,182	69,164	200,136
Accounts and imbalance payables and accrued liabilities, net	(55,758)	16,467	(39,291)	(72,323)
Other items, net	(34,866)	35,600	734	(9,304)
Adjusted EBITDA attributable to noncontrolling interests (2)	(12,616)	(10,997)	(23,613)	(25,629)
Adjusted EBITDA	$491,126	$443,110	$934,236	$1,028,028
Cash flow information
Net cash provided by operating activities	$452,111	$261,550	$713,661	$738,999
Net cash used in investing activities	(59,932)	(46,472)	(106,404)	(355,001)
Net cash provided by (used in) financing activities	(142,982)	(603,624)	(746,606)	(424,222)
_________________________________________________________________________________________
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$452,111	$261,550	$713,661	$738,999
Less:
Capital expenditures	78,145	59,783	137,928	313,065
Contributions to equity investments – related parties	3,422	86	3,508	16,064
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	9,232	12,141	21,373	13,340
Free cash flow	$379,776	$213,822	$593,598	$423,210
Cash flow information
Net cash provided by operating activities	$452,111	$261,550	$713,661	$738,999
Net cash used in investing activities	(59,932)	(46,472)	(106,404)	(355,001)
Net cash provided by (used in) financing activities	(142,982)	(603,624)	(746,606)	(424,222)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include quarterly distributions, debt service, capital expenditures, and customary operating expenses. Our sources of liquidity as of June 30, 2021, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board of Directors declared a cash distribution to unitholders for the second quarter of 2021 of $0.31900 per unit, or $134.7 million in the aggregate. The cash distribution is payable on August 13, 2021, to our unitholders of record at the close of business on July 30, 2021.
In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of the common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the six months ended June 30, 2021, we repurchased 1,115,808 common units on the open market for an aggregate purchase price of $16.2 million. We canceled the units immediately upon receipt. As of June 30, 2021, we had an authorized amount of $201.2 million remaining under the Purchase Program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2021, we had a $240.4 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to the 4.000% Senior Notes due 2022 of $580.7 million being classified as short-term debt on the consolidated balance sheet as of June 30, 2021. As of June 30, 2021, there was $2.0 billion available for borrowing under the RCF. See Note 10—Selected Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2021	2020
Acquisitions (1)	$2,000	$—
Capital expenditures (2)	137,928	313,065
Capital incurred (2)	142,758	215,172
_________________________________________________________________________________________
(1)For information regarding equipment purchases from related parties, see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For the six months ended June 30, 2021 and 2020, included $1.5 million and $3.6 million, respectively, of capitalized interest.

Capital expenditures decreased by $175.1 million for the six months ended June 30, 2021, primarily due to decreases of (i) $79.7 million at the West Texas complex primarily attributable to decreases in facility expansion and pipeline projects, (ii) $48.4 million at the DJ Basin complex primarily related to the completion of Latham Train II that commenced operations in the first quarter of 2020 and decreases in pipeline, well connection, and compression projects, (iii) $26.0 million at the DBM oil system primarily related to the completion of the Loving ROTF Trains III and IV that commenced operations during the first and third quarters of 2020, respectively, and decreases in pipeline and well connection projects, and (iv) $15.9 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2021	2020
Net cash provided by (used in):
Operating activities	$713,661	$738,999
Investing activities	(106,404)	(355,001)
Financing activities	(746,606)	(424,222)
Net increase (decrease) in cash and cash equivalents	$(139,349)	$(40,224)

Operating activities. Net cash provided by operating activities decreased for the six months ended June 30, 2021, primarily due to (i) lower cash operating income, (ii) lower distributions from equity investments, (iii) higher interest expense, and (iv) lower interest income. These decreases were offset partially by (i) the impact of changes in assets and liabilities and (ii) cash paid during the six months ended June 30, 2020, to settle interest-rate swaps. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior period.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2021, included the following:

•$137.9 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$3.5 million of capital contributions primarily paid to Cactus II;

•$2.0 million of acquisitions from related parties;

•$21.4 million of distributions received from equity investments in excess of cumulative earnings;

•$8.0 million related to the sale of the Bison treating facility; and

•$7.7 million of decreases to materials and supplies inventory.

Net cash used in investing activities for the six months ended June 30, 2020, included the following:

•$313.1 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$39.2 million of increases to materials and supplies inventory;

•$16.1 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•$13.3 million of distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2021, included the following:

•$531.1 million to redeem the total principal amount outstanding of WES Operating’s 5.375% Senior Notes due 2021 and repay borrowings under the RCF;

•$264.2 million of distributions paid to WES unitholders;

•$29.1 million of decreases in outstanding checks due mostly to ad valorem tax payments made at the end of 2020;

•$16.2 million of unit repurchases;

•$5.3 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$3.6 million of finance lease payments;

•$1.5 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$100.0 million of borrowings under the RCF, which were used for general partnership purposes; and

•$4.5 million of contributions from related parties.

Net cash provided by financing activities for the six months ended June 30, 2020, included the following:

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

•$8.7 million of distributions paid to the noncontrolling interest owner of WES Operating;

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

Debt and credit facilities. As of June 30, 2021, the carrying value of outstanding debt was $7.4 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at June 30, 2021. The interest rate on the Floating-Rate Senior Notes was 2.29% at June 30, 2021. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. As of June 30, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet due to management’s intent to retire the notes within the next twelve months. At June 30, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
As of June 30, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. At June 30, 2021, the interest rate on any outstanding RCF borrowings was 1.60% and the facility-fee rate was 0.25%. At June 30, 2021, WES Operating was in compliance with all covenants under the RCF.
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

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029. As of June 30, 2021, we have future lease payments of $4.4 million for the remainder of 2021 and a total of $28.7 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Net income (loss) attributable to WES	$231,259	$185,791	$417,050	$16,510
Limited partner interests in WES Operating not held by WES (1)	4,754	3,811	8,565	390
General and administrative expenses (2)	1,600	886	2,486	2,588
Other income (expense), net	(2)	(3)	(5)	(4)
Net income (loss) attributable to WES Operating	$237,611	$190,485	$428,096	$19,484
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2021	2020
WES net cash provided by operating activities	$713,661	$738,999
General and administrative expenses (1)	2,486	2,588
Non-cash equity-based compensation expense	7,169	(3,244)
Changes in working capital	(9,336)	2,574
Other income (expense), net	(5)	(4)
WES Operating net cash provided by operating activities	$713,975	$740,913

WES net cash provided by (used in) financing activities	$(746,606)	$(424,222)
Distributions to WES unitholders (2)	264,234	422,679
Distributions to WES from WES Operating (3)	(259,208)	(425,042)
Increase (decrease) in outstanding checks	(8)	(4)
Unit repurchases	16,241	—
WES Operating net cash provided by (used in) financing activities	$(725,347)	$(426,589)
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

Noncontrolling interest. WES Operating’s noncontrolling interest consists of the 25% third-party interest in Chipeta. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating distributions. WES Operating distributes all of its available cash on a quarterly basis to WES Operating unitholders in proportion to their share of limited partner interests in WES Operating. See Note 4—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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
For the six months ended June 30, 2021, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate twice in 2020 and as of June 30, 2021, there have been no changes to the target range in 2021. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of June 30, 2021, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at June 30, 2021.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds a working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. We objected to Sanchez’s rejection and instituted an adversary proceeding regarding such rejection. On May 6, 2021, the Bankruptcy Court issued an opinion determining, among other things, that Sanchez’s Springfield gathering agreements were rejected, but that such agreements contain covenants running with the land that survive rejection, thus preserving the acreage dedication to our Springfield system. We intend to continue defending our contractual rights in the bankruptcy proceeding and any other appropriate venue.
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
On October 29, 2020, WGR Operating, LP (“WGR”), on behalf of itself and derivatively on behalf of Mont Belvieu JV, filed suit against Enterprise Products Operating, LLC (“Enterprise”) and Mont Belvieu JV (as a nominal defendant) in the District Court of Harris County, Texas. Our lawsuit seeks a declaratory judgment regarding proper revenue allocation as set forth in the Operating Agreement between Mont Belvieu JV (of which WGR is a 25% owner) and Enterprise (the “Operating Agreement”) related to fractionation trains at the Mont Belvieu complex in Chambers County, Texas. Specifically, the Operating Agreement sets forth a revenue allocation structure, whereby revenue would be allocated to the various fracs at the Mont Belvieu complex in sequential order, with Fracs VII and VIII (which are owned by Mont Belvieu JV) following Fracs I through VI, but preceding any “Later Frac Facilities.” Subsequent to the construction of Fracs VII and VIII, Enterprise built Fracs IX, X, and XI, which it wholly owns, and has signaled its intention to treat such subsequent fracs as outside the Mont Belvieu revenue allocation. We do not believe Enterprise’s attempt to bypass the agreed-to revenue allocation is proper under the parties’ agreements and now seek judicial determination. We currently sue only for declaratory judgment to avoid potential future damages. We cannot make any assurances regarding the ultimate outcome of this proceeding and its resulting impact on WGR or WES.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the Purchase Program during the second quarter of 2021:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2021	—	$—	—	201,225,000
May 1-31, 2021	—	—	—	201,225,000
June 1-30, 2021	—	—	—	201,225,000
Total	—	—	—
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

Item 5.  Other Information

On August 5, 2021, the Board of Directors approved the Western Midstream Partners, LP Executive Severance Plan (the “Executive Severance Plan”) and the Western Midstream Partners, LP Executive Change in Control Severance Plan (the “CIC Severance Plan”). Both the Executive Severance Plan and the CIC Severance Plan became effective on August 5, 2021 (the “Effective Date”).

Executive Severance Plan

The Executive Severance Plan provides severance benefits to employees in the position of Vice President and above, which includes the Partnership’s named executive officers (the “ESP Participants”). The ESP Participants will be eligible for severance benefits under the Executive Severance Plan if their employment is terminated by the Partnership and its affiliates other than for “Cause” or if the ESP Participant resigns for “Good Reason” (as each of those terms is defined in the Executive Severance Plan).

If an ESP Participant’s employment terminates without Cause or for Good Reason, subject to his or her timely execution and non-revocation of a release of claims, he or she will be eligible to receive the following severance benefits:

•An amount equal to a multiple of the ESP Participant’s highest annual base salary in effect at any time during the three-year period preceding the date of termination, to be paid within 60 days of such termination, with such multiple being 1.0 times for Vice Presidents, 1.5 times for Senior Vice Presidents, and 2.0 times for the Chief Executive Officer;

•An amount equal to a multiple of the ESP Participant’s annual target bonus for the year in which the termination occurs, to be paid within 60 days of such termination, with such multiple being 1.0 times for Vice Presidents, 1.5 times for Senior Vice Presidents, and 2.0 times for the Chief Executive Officer;

•An amount equal to the ESP Participant’s annual target bonus for the year in which the termination occurs, prorated based on the number of days the ESP Participant was an employee of the Partnership, to be paid within 60 days of such termination;

•Any accrued, but unused as of the date of the termination, vacation pay, to be paid within 60 days of such termination;

•Continued participation in the Partnership’s basic life, medical, and dental plans for up to 24 months following such termination;

•Outplacement services for up to nine months; and

•If the ESP Participant holds any long-term incentive awards granted on or after the Effective Date, such long-term incentive awards will vest as follows: for time-based awards, on a pro rata basis; for performance-based awards, on a pro-rata basis with the achievement of performance-based vesting conditions to be determined as set forth in the applicable award agreement.

CIC Severance Plan

The ESP Participants are also eligible for severance benefits under the CIC Severance Plan if their employment is terminated by the Partnership and its affiliates other than for “Cause” or if the ESP Participant resigns for “Good Reason” (as each of those terms is defined in the CIC Severance Plan), in each case, on or after the date 180 days prior to the consummation of a Change in Control and within two years after the consummation of the Change in Control (such period, the “Protection Period”).
If an ESP Participant’s employment terminates without Cause or for Good Reason during the Protection Period, subject to his or her timely execution and non-revocation of a release of claims, he or she will be eligible to receive the following severance benefits:

•An amount equal to a multiple of the ESP Participant’s highest annual base salary in effect at any time during the three-year period preceding the date of termination, to be paid within 60 days of such termination, with such multiple being 1.5 times for Vice Presidents, 2.0 times for Senior Vice Presidents, and 2.99 times for the Chief Executive Officer;

•An amount equal to a multiple of the ESP Participant’s annual target bonus for the year in which the termination occurs, to be paid within 60 days of such termination, with such multiple being 1.5 times for Vice Presidents, 2.0 times for Senior Vice Presidents, and 2.99 times for the Chief Executive Officer;

•An amount with respect to the annual bonus for the year of termination, determined based on the greater of target performance and actual performance and prorated based on the number of days the ESP Participant was an employee of the Partnership, to be paid at the same time bonuses are paid to senior executives of the Partnership;

•Any accrued, but unused as of the date of the termination, vacation pay, to be paid within 60 days of such termination;

•Continued participation in the Partnership’s basic life, medical, and dental plans for up to 24 months following such termination;

•Outplacement services for up to nine months; and

•If the ESP Participant holds any long-term incentive awards granted on or after the Effective Date, such equity awards will vest in full, with performance-based awards vesting at the greater of target performance and actual performance, except that any individual performance goals that are not based on objective financial performance criteria will be deemed earned at target performance.

To the extent an ESP Participant is terminated during the portion of the Protection Period preceding a Change in Control and a Change in Control is not ultimately consummated, the ESP Participant will be entitled to only the severance benefits under the Executive Severance Plan described above.
Eligibility for benefits under both the Executive Severance Plan and the Executive CIC Severance Plan is conditioned upon the ESP Participant’s execution of a separation agreement containing certain waivers and releases and, at the discretion of the administrators of the plans, restrictive covenants. The foregoing summary is qualified in its entirety by reference to the Western Midstream Partners, LP Executive Severance Plan attached hereto as Exhibit 10.2 and incorporated herein by reference and the Western Midstream Partners, LP Executive Change in Control Severance Plan attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

*	10.	1	Western Midstream Partners, LP 2021 Long-Term Incentive Plan.
*	10.	2	Western Midstream Partners, LP Executive Severance Plan.
*	10.	3	Western Midstream Partners, LP Executive Change in Control Severance Plan.
*	31.	1
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
______________________________________________________________________________________

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

August 9, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 9, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)