Form 10-Q
period 2021-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2021-11-09
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of November 4, 2021:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	408,390,278
Western Midstream Operating, LP	None	None	None	None
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements
WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$650,482	$636,522	$1,841,742	$1,980,546
Service revenues – product based	28,812	12,316	88,267	35,237
Product sales	84,298	30,106	227,359	108,491
Other	248	100	577	838
Total revenues and other (1)	763,840	679,044	2,157,945	2,125,112
Equity income, net – related parties	48,506	61,026	159,337	176,788
Operating expenses
Cost of product	83,232	31,739	250,245	153,611
Operation and maintenance	140,838	132,293	434,198	436,670
General and administrative	50,409	41,578	139,973	118,466
Property and other taxes	13,641	19,392	45,992	57,263
Depreciation and amortization	139,002	132,564	407,404	384,688
Long-lived asset and other impairments	1,594	34,640	29,198	200,575
Goodwill impairment	—	—	—	441,017
Total operating expenses (2)	428,716	392,206	1,307,010	1,792,290
Gain (loss) on divestiture and other, net	(364)	(768)	278	(3,651)
Operating income (loss)	383,266	347,096	1,010,550	505,959
Interest income – Anadarko note receivable	—	3,286	—	11,736
Interest expense	(93,257)	(95,571)	(287,040)	(278,811)
Gain (loss) on early extinguishment of debt	(24,655)	1,632	(24,944)	10,372
Other income (expense), net	110	720	(1,013)	612
Income (loss) before income taxes	265,464	257,163	697,553	249,868
Income tax expense (benefit)	1,826	3,028	4,403	3,792
Net income (loss)	263,638	254,135	693,150	246,076
Net income (loss) attributable to noncontrolling interests	7,913	7,524	20,375	(17,045)
Net income (loss) attributable to Western Midstream Partners, LP	$255,725	$246,611	$672,775	$263,121
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$255,725	$246,611	$672,775	$263,121
General partner interest in net (income) loss	(5,527)	(5,132)	(14,484)	(5,462)
Limited partners’ interest in net income (loss) (3)	250,198	241,479	658,291	257,659
Net income (loss) per common unit – basic (3)	$0.61	$0.55	$1.60	$0.58
Net income (loss) per common unit – diluted (3)	$0.61	$0.55	$1.59	$0.58
Weighted-average common units outstanding – basic (3)	411,909	438,857	412,690	442,255
Weighted-average common units outstanding – diluted (3)	412,714	438,926	413,150	442,275
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $431.7 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively, and $455.6 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $22.7 million and $91.5 million for the three and nine months ended September 30, 2021, respectively, and $10.4 million and $161.5 million for the three and nine months ended September 30, 2020, respectively. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$99,862	$444,922
Accounts receivable, net	583,652	452,880
Other current assets	73,196	45,262
Total current assets	756,710	943,064
Property, plant, and equipment
Cost	12,732,926	12,641,745
Less accumulated depreciation	4,208,845	3,931,800
Net property, plant, and equipment	8,524,081	8,709,945
Goodwill	4,783	4,783
Other intangible assets	752,659	776,409
Equity investments	1,181,181	1,224,813
Other assets (1)	199,964	171,013
Total assets (2)	$11,419,378	$11,830,027
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$341,220	$210,691
Short-term debt	726,429	438,870
Accrued ad valorem taxes	49,065	41,427
Accrued liabilities	190,628	269,947
Total current liabilities	1,307,342	960,935
Long-term liabilities
Long-term debt	6,399,874	7,415,832
Deferred income taxes	24,470	22,195
Asset retirement obligations	271,022	260,283
Other liabilities	320,224	275,570
Total long-term liabilities	7,015,590	7,973,880
Total liabilities (3)	8,322,932	8,934,815
Equity and partners’ capital
Common units (408,610,916 and 413,839,863 units issued and outstanding at September 30, 2021, and December 31, 2020, respectively)	2,965,944	2,778,339
General partner units (9,060,641 units issued and outstanding at September 30, 2021, and December 31, 2020)	(11,286)	(17,208)
Total partners’ capital	2,954,658	2,761,131
Noncontrolling interests	141,788	134,081
Total equity and partners’ capital	3,096,446	2,895,212
Total liabilities, equity, and partners’ capital	$11,419,378	$11,830,027
________________________________________________________________________________________
(1)Other assets includes $11.2 million and $4.2 million of NGLs line-fill inventory as of September 30, 2021, and December 31, 2020, respectively. Other assets also includes $63.1 million and $71.9 million of materials and supplies inventory as of September 30, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.6 billion as of September 30, 2021, and December 31, 2020, which includes related-party Accounts receivable, net of $289.4 million and $291.3 million as of September 30, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $250.7 million and $164.7 million as of September 30, 2021, and December 31, 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	181,798	3,993	5,444	191,235
Distributions to Chipeta noncontrolling interest owner	—	—	(276)	(276)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,551)	(2,551)
Distributions to Partnership unitholders	(128,447)	(2,818)	—	(131,265)
Unit repurchases (1)	(16,241)	—	—	(16,241)
Contributions of equity-based compensation from Occidental	3,210	—	—	3,210
Equity-based compensation expense	3,524	—	—	3,524
Net contributions from (distributions to) related parties	1,627	—	—	1,627
Other	(2,355)	—	—	(2,355)
Balance at March 31, 2021	$2,821,455	$(16,033)	$136,698	$2,942,120
Net income (loss)	226,295	4,964	7,018	238,277
Distributions to Chipeta noncontrolling interest owner	—	—	(1,245)	(1,245)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,741)	(2,741)
Distributions to Partnership unitholders	(130,115)	(2,854)	—	(132,969)
Contributions of equity-based compensation from Occidental	2,375	—	—	2,375
Equity-based compensation expense	4,746	—	—	4,746
Net contributions from (distributions to) related parties	2,881	—	—	2,881
Other	(571)	—	—	(571)
Balance at June 30, 2021	$2,927,066	$(13,923)	$139,730	$3,052,873
Net income (loss)	250,198	5,527	7,913	263,638
Distributions to Chipeta noncontrolling interest owner	—	—	(1,213)	(1,213)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,642)	(4,642)
Distributions to Partnership unitholders	(131,772)	(2,890)	—	(134,662)
Unit repurchases (1)	(88,125)	—	—	(88,125)
Contributions of equity-based compensation from Occidental	2,311	—	—	2,311
Equity-based compensation expense	4,668	—	—	4,668
Net contributions from (distributions to) related parties	2,165	—	—	2,165
Other	(567)	—	—	(567)
Balance at September 30, 2021	$2,965,944	$(11,286)	$141,788	$3,096,446
_________________________________________________________________________________________
(1)See Note 5.

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
_________________________________________________________________________________________
(1)See Services Agreement within Note 6.
(2)See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$693,150	$246,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	407,404	384,688
Long-lived asset and other impairments	29,198	200,575
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	20,834	16,527
Deferred income taxes	2,275	2,393
Accretion and amortization of long-term obligations, net	5,873	6,482
Equity income, net – related parties	(159,337)	(176,788)
Distributions from equity-investment earnings – related parties	164,772	187,816
(Gain) loss on divestiture and other, net	(278)	3,651
(Gain) loss on early extinguishment of debt	24,944	(10,372)
Cash paid to settle interest-rate swaps	—	(19,181)
Other	46	192
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(130,773)	(192,338)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	56,495	37,814
Change in other items, net	(9,609)	3,341
Net cash provided by operating activities	1,104,994	1,131,893
Cash flows from investing activities
Capital expenditures	(217,757)	(372,262)
Purchases from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,683)	(19,017)
Distributions from equity investments in excess of cumulative earnings – related parties	30,075	21,750
Proceeds from the sale of assets to third parties	8,002	—
(Increase) decrease in materials and supplies inventory and other	(1,924)	(57,141)
Net cash used in investing activities	(187,287)	(426,670)
Cash flows from financing activities
Borrowings, net of debt issuance costs	400,000	3,681,173
Repayments of debt	(1,132,966)	(3,780,390)
Increase (decrease) in outstanding checks	(11,757)	691
Distributions to Partnership unitholders (1)	(398,896)	(563,579)
Distributions to Chipeta noncontrolling interest owner	(2,734)	(3,923)
Distributions to noncontrolling interest owner of WES Operating	(9,934)	(11,545)
Net contributions from (distributions to) related parties	6,673	22,674
Finance lease payments (2)	(5,295)	(12,241)
Unit repurchases	(104,366)	—
Other	(3,492)	—
Net cash provided by (used in) financing activities	(1,262,767)	(667,140)
Net increase (decrease) in cash and cash equivalents	(345,060)	38,083
Cash and cash equivalents at beginning of period	444,922	99,962
Cash and cash equivalents at end of period	$99,862	$138,045
Supplemental disclosures
Non-cash unit exchange with Occidental (1)	$—	$(261,878)
Interest paid, net of capitalized interest	348,904	307,713
Income taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	29,085	20,275
_________________________________________________________________________________________
(1)See Note 6.
(2)For the nine months ended September 30, 2020, includes related-party payments of $6.4 million.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$650,482	$636,522	$1,841,742	$1,980,546
Service revenues – product based	28,812	12,316	88,267	35,237
Product sales	84,298	30,106	227,359	108,491
Other	248	100	577	838
Total revenues and other (1)	763,840	679,044	2,157,945	2,125,112
Equity income, net – related parties	48,506	61,026	159,337	176,788
Operating expenses
Cost of product	83,232	31,739	250,245	153,611
Operation and maintenance	140,838	132,293	434,198	436,670
General and administrative	50,689	41,483	137,767	115,783
Property and other taxes	13,641	19,392	45,992	57,263
Depreciation and amortization	139,002	132,564	407,404	384,688
Long-lived asset and other impairments	1,594	34,640	29,198	200,575
Goodwill impairment	—	—	—	441,017
Total operating expenses (2)	428,996	392,111	1,304,804	1,789,607
Gain (loss) on divestiture and other, net	(364)	(768)	278	(3,651)
Operating income (loss)	382,986	347,191	1,012,756	508,642
Interest income – Anadarko note receivable	—	3,286	—	11,736
Interest expense	(93,257)	(95,571)	(287,040)	(278,811)
Gain (loss) on early extinguishment of debt	(24,655)	1,632	(24,944)	10,372
Other income (expense), net	106	718	(1,022)	606
Income (loss) before income taxes	265,180	257,256	699,750	252,545
Income tax expense (benefit)	1,823	3,028	4,400	3,792
Net income (loss)	263,357	254,228	695,350	248,753
Net income (loss) attributable to noncontrolling interest	2,699	2,488	6,596	(22,471)
Net income (loss) attributable to Western Midstream Operating, LP	$260,658	$251,740	$688,754	$271,224
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $431.7 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively, and $455.6 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $23.7 million and $93.6 million for the three and nine months ended September 30, 2021, respectively, and $11.1 million and $162.2 million for the three and nine months ended September 30, 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$92,863	$418,537
Accounts receivable, net	583,652	407,549
Other current assets	70,907	43,244
Total current assets	747,422	869,330
Property, plant, and equipment
Cost	12,732,926	12,641,745
Less accumulated depreciation	4,208,845	3,931,800
Net property, plant, and equipment	8,524,081	8,709,945
Goodwill	4,783	4,783
Other intangible assets	752,659	776,409
Equity investments	1,181,181	1,224,813
Other assets (1)	199,964	171,013
Total assets (2)	$11,410,090	$11,756,293
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$382,406	$210,532
Short-term debt	726,429	438,870
Accrued ad valorem taxes	49,065	41,427
Accrued liabilities	145,241	230,833
Total current liabilities	1,303,141	921,662
Long-term liabilities
Long-term debt	6,399,874	7,415,832
Deferred income taxes	24,470	22,195
Asset retirement obligations	271,022	260,283
Other liabilities	320,224	275,570
Total long-term liabilities	7,015,590	7,973,880
Total liabilities (3)	8,318,731	8,895,542
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2021, and December 31, 2020)	3,057,945	2,831,199
Total partners’ capital	3,057,945	2,831,199
Noncontrolling interest	33,414	29,552
Total equity and partners’ capital	3,091,359	2,860,751
Total liabilities, equity, and partners’ capital	$11,410,090	$11,756,293
_________________________________________________________________________________________
(1)Other assets includes $11.2 million and $4.2 million of NGLs line-fill inventory as of September 30, 2021, and December 31, 2020, respectively. Other assets also includes $63.1 million and $71.9 million of materials and supplies inventory as of September 30, 2021, and December 31, 2020, respectively.
(2)Total assets includes related-party amounts of $1.6 billion and $1.5 billion as of September 30, 2021, and December 31, 2020, respectively, which includes related-party Accounts receivable, net of $289.4 million and $246.1 million as of September 30, 2021, and December 31, 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $291.6 million and $164.3 million as of September 30, 2021, and December 31, 2020, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	190,485	1,633	192,118
Distributions to Chipeta noncontrolling interest owner	—	(276)	(276)
Distributions to WES Operating unitholders	(127,470)	—	(127,470)
Contributions of equity-based compensation from Occidental	3,210	—	3,210
Contributions of equity-based compensation from WES	10,826	—	10,826
Net contributions from (distributions to) related parties	1,627	—	1,627
Balance at March 31, 2021	$2,909,877	$30,909	$2,940,786
Net income (loss)	237,611	2,264	239,875
Distributions to Chipeta noncontrolling interest owner	—	(1,245)	(1,245)
Distributions to WES Operating unitholders	(137,030)	—	(137,030)
Contributions of equity-based compensation from Occidental	2,375	—	2,375
Contributions of equity-based compensation from WES	4,613	—	4,613
Net contributions from (distributions to) related parties	2,881	—	2,881
Balance at June 30, 2021	$3,020,327	$31,928	$3,052,255
Net income (loss)	260,658	2,699	263,357
Distributions to Chipeta noncontrolling interest owner	—	(1,213)	(1,213)
Distributions to WES Operating unitholders	(232,055)	—	(232,055)
Contributions of equity-based compensation from Occidental	2,311	—	2,311
Contributions of equity-based compensation from WES	4,539	—	4,539
Net contributions from (distributions to) related parties	2,165	—	2,165
Balance at September 30, 2021	$3,057,945	$33,414	$3,091,359

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
_______________________________________________________________________________________
(1)See Services Agreement within Note 6.
(2)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$695,350	$248,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	407,404	384,688
Long-lived asset and other impairments	29,198	200,575
Goodwill impairment	—	441,017
Non-cash equity-based compensation expense	27,874	11,155
Deferred income taxes	2,275	2,393
Accretion and amortization of long-term obligations, net	5,873	6,482
Equity income, net – related parties	(159,337)	(176,788)
Distributions from equity-investment earnings – related parties	164,772	187,816
(Gain) loss on divestiture and other, net	(278)	3,651
(Gain) loss on early extinguishment of debt	24,944	(10,372)
Cash paid to settle interest-rate swaps	—	(19,181)
Other	46	192
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(176,104)	(155,008)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	91,508	4,836
Change in other items, net	(9,336)	3,763
Net cash provided by operating activities	1,104,189	1,133,972
Cash flows from investing activities
Capital expenditures	(217,757)	(372,262)
Purchases from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,683)	(19,017)
Distributions from equity investments in excess of cumulative earnings – related parties	30,075	21,750
Proceeds from the sale of assets to third parties	8,002	—
(Increase) decrease in materials and supplies inventory and other	(1,924)	(57,141)
Net cash used in investing activities	(187,287)	(426,670)
Cash flows from financing activities
Borrowings, net of debt issuance costs	400,000	3,681,173
Repayments of debt	(1,132,966)	(3,780,390)
Increase (decrease) in outstanding checks	(11,699)	1,007
Distributions to WES Operating unitholders (1)	(496,555)	(577,122)
Distributions to Chipeta noncontrolling interest owner	(2,734)	(3,923)
Net contributions from (distributions to) related parties	6,673	22,674
Finance lease payments (2)	(5,295)	(12,241)
Net cash provided by (used in) financing activities	(1,242,576)	(668,822)
Net increase (decrease) in cash and cash equivalents	(325,674)	38,480
Cash and cash equivalents at beginning of period	418,537	98,122
Cash and cash equivalents at end of period	$92,863	$136,602
Supplemental disclosures
Non-cash unit exchange with Occidental (1)	$—	$(261,878)
Interest paid, net of capitalized interest	348,904	307,713
Income taxes paid (reimbursements received)	932	(384)
Accrued capital expenditures	29,085	20,275
________________________________________________________________________________________
(1)See Note 6.
(2)For the nine months ended September 30, 2020, includes related-party payments of $6.4 million.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of September 30, 2021, the Partnership’s assets and investments consisted of the following:

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of September 30, 2021 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the nine months ended September 30, 2021, the Partnership issued 357,472 common units under its long-term incentive plans. Compensation expense was $4.7 million and $12.9 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $5.4 million for the three and nine months ended September 30, 2020, respectively.
On March 22, 2021, the Board of Directors approved the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). Subject to the capitalization adjustment provisions included in the 2021 LTIP, the total aggregate number of common units that may be delivered with respect to awards under the 2021 LTIP is 9,500,000 (the “2021 LTIP Limit”). Common units withheld from an award or surrendered by a participant to satisfy tax withholding obligations or to satisfy the payment of any exercise price with respect to an award will not be considered to be common units delivered under the 2021 LTIP for purposes of the 2021 LTIP Limit. If any award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units, the common units subject to such award will again be available for awards under the 2021 LTIP. The 2021 LTIP provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, other unit-based awards, cash awards, and a unit award or a substitute award to employees and directors of the Partnership and its general partner. Affiliates of Occidental who held a majority of the Partnership’s outstanding common units as of March 22, 2021, approved the 2021 LTIP via written consent. On April 7, 2021, the Partnership mailed an information statement on Schedule 14C to its unitholders of record as of March 22, 2021. The 2021 LTIP became effective on April 27, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $5.3 million and $18.3 million for the three and nine months ended September 30, 2021, respectively, and $3.8 million and $8.2 million for the three and nine months ended September 30, 2020, respectively.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Revenue from customers
Service revenues – fee based	$605,967	$582,725	$1,707,987	$1,806,097
Service revenues – product based	28,812	12,316	88,267	35,237
Product sales	84,298	30,106	227,359	108,491
Total revenue from customers	719,077	625,147	2,023,613	1,949,825
Revenue from other than customers
Lease revenue (1)	44,515	53,797	133,755	174,449
Other	248	100	577	838
Total revenues and other	$763,840	$679,044	$2,157,945	$2,125,112
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 6.

Certain of the Partnership’s midstream services contracts have minimum-volume commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost-of-service rate provisions. During the year ended December 31, 2020, and the six months ended June 30, 2021, the Partnership constrained revenue on certain cost-of-service agreements based on the status of commercial negotiations relating to a legal dispute with one of the contract counterparties. During the three months ended September 30, 2021, the Partnership determined it was no longer necessary to constrain revenue under these cost-of-service agreements. The Partnership updated its estimate of variable consideration and a cumulative catch-up revenue adjustment of $18.9 million was recorded to Service revenues – fee based. Future revenue reversals could occur to the extent the outcome of the legal proceedings and commercial negotiations differ from our current assumptions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $572.8 million and $428.2 million as of September 30, 2021, and December 31, 2020, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2020	$56,344
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(3,858)
Additional estimated revenues recognized (2)	17,472
Contract assets balance at September 30, 2021	$69,958

Contract assets at September 30, 2021
Other current assets	$23,766
Other assets	46,192
Total contract assets from contracts with customers	$69,958
_________________________________________________________________________________________
(1)Includes $(3.9) million for the three months ended September 30, 2021.
(2)Includes $8.9 million for the three months ended September 30, 2021.

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

thousands
Contract liabilities balance at December 31, 2020	$266,937
Cash received or receivable, excluding revenues recognized during the period (1)	60,786
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(13,553)
Cumulative catch-up adjustment for change in estimated consideration (3)	(17,209)
Contract liabilities balance at September 30, 2021	$296,961

Contract liabilities at September 30, 2021
Accrued liabilities	$22,854
Other liabilities	274,107
Total contract liabilities from contracts with customers	$296,961
_________________________________________________________________________________________
(1)Includes $26.7 million for the three months ended September 30, 2021.
(2)Includes $(5.5) million for the three months ended September 30, 2021, $(1.7) million of which is related to the cumulative catch-up revenue adjustment recognized for the nine months ended September 30, 2021.
(3)Includes $(17.2) million for the three months ended September 30, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2021	$211,353
2022	1,057,409
2023	1,002,351
2024	973,300
2025	890,903
Thereafter	2,719,380
Total	$6,854,696

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30	0.31100	132,255	November 2020
December 31	0.31100	131,265	February 2021
2021
March 31	$0.31500	$132,969	May 2021
June 30	0.31900	134,662	August 2021
September 30 (1)	0.32300	134,862	November 2021
_________________________________________________________________________________________
(1)The Board of Directors declared a cash distribution to the Partnership’s unitholders for the third quarter of 2021 of $0.32300 per unit, or $134.9 million in aggregate. The cash distribution is payable on November 12, 2021, to unitholders of record at the close of business on November 1, 2021, including the general partner units.

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution
2020
March 31	$143,404
June 30	143,404
September 30	143,404
December 31	127,470
2021
March 31	$137,030
June 30	140,217
September 30	140,217

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS

In addition to the distributions above, during the quarter ended September 30, 2021, WES Operating made a distribution of $91.8 million to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units on the open market. See Note 5.

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2021, Occidental held 202,781,578 common units, representing a 48.5% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 205,829,338 common units, representing a 49.3% limited partner interest in the Partnership.
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

Partnership equity repurchases. In November 2020, the Board of Directors authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2021, the Partnership repurchased 5,586,419 common units on the open market for an aggregate purchase price of $104.4 million. The units were canceled by the Partnership immediately upon receipt. As of September 30, 2021, the Partnership had an authorized amount of $113.1 million remaining under the Purchase Program.

Holdings of WES Operating equity. As of September 30, 2021, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The Partnership’s basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit includes the effect of outstanding units issued under the Partnership’s long-term incentive plans.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2021	2020	2021	2020
Net income (loss)
Limited partners’ interest in net income (loss)	$250,198	$241,479	$658,291	$257,659
Weighted-average common units outstanding
Basic	411,909	438,857	412,690	442,255
Dilutive effect of non-vested phantom units	805	69	460	20
Diluted	412,714	438,926	413,150	442,275
Excluded due to anti-dilutive effect	4	1,084	700	1,271
Net income (loss) per common unit
Basic	$0.61	$0.55	$1.60	$0.58
Diluted	$0.61	$0.55	$1.59	$0.58

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Revenues and other
Service revenues – fee based	$418,520	$436,405	$1,188,679	$1,344,326
Service revenues – product based	1,499	2,544	9,662	6,690
Product sales	11,662	16,692	27,034	60,452
Total revenues and other	431,681	455,641	1,225,375	1,411,468
Equity income, net – related parties (1)	48,506	61,026	159,337	176,788
Operating expenses
Cost of product	17,384	1,483	53,968	85,353
Operation and maintenance	3,497	1,303	24,534	35,660
General and administrative (2)	1,808	7,607	13,003	40,456
Total operating expenses	22,689	10,393	91,505	161,469
Interest income – Anadarko note receivable	—	3,286	—	11,736
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

Consolidated balance sheets
thousands	September 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$289,402	$291,253
Other current assets	29,021	5,493
Equity investments (1)	1,181,181	1,224,813
Other assets	76,560	50,967
Total assets	1,576,164	1,572,526
Liabilities
Accounts and imbalance payables	42,384	6,664
Accrued liabilities	19,232	19,195
Other liabilities	189,119	138,796
Total liabilities	250,735	164,655
_________________________________________________________________________________________
(1)See Note 7.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2021	2020
Distributions from equity-investment earnings – related parties	$164,772	$187,816
Purchases from related parties	(2,000)	—
Contributions to equity investments – related parties	(3,683)	(19,017)
Distributions from equity investments in excess of cumulative earnings – related parties	30,075	21,750
Distributions to Partnership unitholders (1)	(195,205)	(301,219)
Distributions to WES Operating unitholders (2)	(9,934)	(11,545)
Net contributions from (distributions to) related parties	6,673	22,674
Finance lease payments	—	(6,382)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
General and administrative (1)	$2,775	$8,314	$15,061	$41,220
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

Consolidated balance sheets
thousands	September 30, 2021	December 31, 2020
Accounts receivable, net	$289,402	$246,083
Accounts and imbalance payables (1)	83,576	6,664
_________________________________________________________________________________________
(1)As of September 30, 2021, includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2021	2020
Distributions to WES Operating unitholders (1)	$(496,555)	$(577,122)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and a certain subsidiary of Occidental pursuant to WES Operating’s partnership agreement. Includes a distribution made from WES Operating to the Partnership during the quarter ended September 30, 2021, that was used by the Partnership to repurchase common units on the open market. See Note 4 and Note 5.

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

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 38% and 36% for the three and nine months ended September 30, 2021, respectively, and 41% and 42% for the three and nine months ended September 30, 2020, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% and 89% for the three and nine months ended September 30, 2021, respectively, and 87% and 88% for the three and nine months ended September 30, 2020, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 89% and 87% for the three and nine months ended September 30, 2021, respectively, and 87% and 88% for the three and nine months ended September 30, 2020, respectively.
The Partnership is currently involved in a dispute with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to the Partnership’s DJ Basin oil-gathering system. If such dispute is resolved in a manner adverse to the Partnership, such resolution could have a negative impact on the Partnership’s financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.
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

Operating leases. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party Commercial Agreement below), these agreements are now classified as operating leases and a $30.0 million right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset will be amortized to Operation and maintenance expense over the remaining term of the agreements.
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For the three and nine months ended September 30, 2021, the Partnership recognized fixed-lease revenue of $43.9 million and $131.9 million, respectively, and variable-lease revenue of $0.6 million and $1.9 million, respectively, related to these agreements. For the three and nine months ended September 30, 2020, the Partnership recognized fixed-lease revenue of $44.0 million and $131.8 million, respectively, and variable-lease revenue of $9.8 million and $42.6 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes allocated expense related to the Incentive Plans of $2.3 million and $7.9 million for the three and nine months ended September 30, 2021, respectively, and $3.5 million and $11.2 million for the three and nine months ended September 30, 2020, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

Construction reimbursement agreements and Purchases from related parties. From time to time, the Partnership enters into construction reimbursement agreements with Occidental providing that the Partnership will manage the construction of certain midstream infrastructure for Occidental in the Partnership’s areas of operation. Such arrangements generally provide for a reimbursement of costs incurred by the Partnership on a cost or cost-plus basis.
Additionally, from time to time, in support of the Partnership’s business, the Partnership purchases equipment, inventory, and other miscellaneous assets, from Occidental or its affiliates. These amounts are included in Purchases from related parties in the consolidated statements of cash flows.

Related-party commercial agreement. During the first quarter of 2021, an affiliate of Occidental and certain wholly owned subsidiaries of the Partnership entered into a Commercial Understanding Agreement (“CUA”). Under the CUA, certain West Texas surface-use and salt-water disposal agreements were amended to reduce usage fees owed by the Partnership in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the CUA was $30.0 million at the time the agreement was executed.

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

Customer concentration. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the nine months ended September 30, 2021:

thousands	Balance at December 31, 2020	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Balance at September 30, 2021
White Cliffs	$45,623	$—	$701	$—	$(266)	$(4,583)	$41,475
Rendezvous	28,198	—	(1,560)	—	(884)	(2,058)	23,696
Mont Belvieu JV	98,874	—	25,066	—	(25,095)	(2,193)	96,652
TEG	16,661	—	3,390	—	(3,409)	(299)	16,343
TEP	195,189	—	27,572	—	(27,623)	(4,491)	190,647
FRP	199,881	—	28,351	—	(28,482)	(4,004)	195,746
Whitethorn LLC	156,729	—	6,380	347	(5,736)	(4,018)	153,702
Cactus II	173,921	—	14,290	3,336	(14,415)	(3,926)	173,206
Saddlehorn	111,717	—	26,045	—	(26,157)	—	111,605
Panola	20,867	—	1,629	—	(1,628)	(555)	20,313
Mi Vida	55,031	—	7,445	—	(7,334)	(2,245)	52,897
Ranch Westex	18,898	(11,805)	9,267	—	(12,517)	(1,624)	2,219
Red Bluff Express	103,224	—	10,761	—	(11,226)	(79)	102,680
Total	$1,224,813	$(11,805)	$159,337	$3,683	$(164,772)	$(30,075)	$1,181,181
_________________________________________________________________________________________
(1)Recorded in Long-lived asset and other impairments in the consolidated statements of operations.
(2)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

The investment balance in Ranch Westex at September 30, 2021, was $37.1 million less than the Partnership’s underlying equity in Ranch Westex’s net assets. During the nine months ended September 30, 2021, the Partnership recognized an impairment loss of $11.8 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $2.9 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2021	December 31, 2020
Land	N/A	$10,955	$9,696
Gathering systems – pipelines	30 years	5,343,971	5,231,212
Gathering systems – compressors	15 years	2,111,639	2,096,905
Processing complexes and treating facilities	25 years	3,367,933	3,424,368
Transportation pipeline and equipment	6 to 45 years	168,384	168,205
Produced-water disposal systems	20 years	879,916	831,719
Assets under construction	N/A	123,115	176,834
Other	3 to 40 years	727,013	702,806
Total property, plant, and equipment		12,732,926	12,641,745
Less accumulated depreciation		4,208,845	3,931,800
Net property, plant, and equipment		$8,524,081	$8,709,945

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the nine months ended September 30, 2021, the Partnership recognized impairments of $29.2 million, primarily attributable to (i) $14.1 million of impairments at the DJ Basin complex due to cancellation of projects and (ii) an $11.8 million other-than-temporary impairment of the Partnership’s investment in Ranch Westex (see Note 7).
During the nine months ended September 30, 2020, the Partnership recognized impairments of $200.6 million, primarily due to $150.2 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $112.2 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. The remaining impairments of $21.0 million were primarily at the DJ Basin complex and DBM water systems due to cancellation of projects and impairments of rights-of-way. Long-lived asset and other impairments on the consolidated statements of operations also includes a $29.4 million other-than-temporary impairment for the nine months ended September 30, 2020, of the Partnership’s investment in Ranch Westex.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

Potential future long-lived asset impairments. As of September 30, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments. For example, on April 29, 2020, the Partnership received notice that Sanchez, in its bankruptcy, was seeking to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. On May 6, 2021, the Bankruptcy Court issued an opinion determining, among other things, that Sanchez’s Springfield gathering agreements were rejected, but that such agreements contain covenants running with the land that survive rejection, thus preserving the acreage dedication to the Partnership’s Springfield system. Depending on the ultimate outcome of the Partnership’s continuing efforts to defend its contractual rights in the bankruptcy proceeding, as well as the Partnership’s ongoing commercial discussions, the Partnership’s South Texas assets could be impaired.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Trade receivables, net	$583,646	$452,718	$583,646	$407,547
Other receivables, net	6	162	6	2
Total accounts receivable, net	$583,652	$452,880	$583,652	$407,549

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
NGLs inventory	$4,002	$882	$4,002	$882
Imbalance receivables	14,958	12,976	14,958	12,976
Prepaid insurance	14,425	8,131	12,136	6,113
Contract assets	23,766	5,338	23,766	5,338
Other	16,045	17,935	16,045	17,935
Total other current assets	$73,196	$45,262	$70,907	$43,244

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Accrued interest expense	$69,570	$137,307	$69,570	$137,307
Short-term asset retirement obligations	14,365	20,215	14,365	20,215
Short-term remediation and reclamation obligations	6,101	2,950	6,101	2,950
Income taxes payable	4,593	3,399	4,593	3,399
Contract liabilities	22,854	31,477	22,854	31,477
Other	73,145	74,599	27,758	35,485
Total accrued liabilities	$190,628	$269,947	$145,241	$230,833

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2021			December 31, 2020
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$502,246	$502,086	$510,243	$—	$—	$—
5.375% Senior Notes due 2021	—	—	—	431,081	430,606	436,241
RCF	220,000	220,000	220,000	—	—	—
Finance lease liabilities	4,343	4,343	4,343	8,264	8,264	8,264
Total short-term debt	$726,589	$726,429	$734,586	$439,345	$438,870	$444,505

Long-term debt
4.000% Senior Notes due 2022	$—	$—	$—	$580,917	$580,555	$597,568
Floating-Rate Senior Notes due 2023	213,138	212,521	212,773	239,978	238,879	235,066
3.100% Senior Notes due 2025	732,106	727,794	774,328	1,000,000	992,900	1,028,614
3.950% Senior Notes due 2025	399,163	395,708	421,970	500,000	494,866	512,807
4.650% Senior Notes due 2026	474,242	471,500	513,758	500,000	496,708	524,880
4.500% Senior Notes due 2028	400,000	396,010	433,214	400,000	395,617	415,454
4.750% Senior Notes due 2028	400,000	396,840	437,005	400,000	396,555	418,786
4.050% Senior Notes due 2030	1,200,000	1,190,102	1,324,159	1,200,000	1,189,407	1,342,996
5.450% Senior Notes due 2044	600,000	593,699	691,067	600,000	593,598	607,234
5.300% Senior Notes due 2048	700,000	687,210	807,613	700,000	687,048	694,172
5.500% Senior Notes due 2048	350,000	342,629	409,945	350,000	342,543	343,928
5.250% Senior Notes due 2050	1,000,000	983,659	1,176,283	1,000,000	983,512	1,100,375
Finance lease liabilities	2,202	2,202	2,202	23,644	23,644	23,644
Total long-term debt	$6,470,851	$6,399,874	$7,204,317	$7,494,539	$7,415,832	$7,845,524
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2021:

thousands	Carrying Value
Balance at December 31, 2020	$7,854,702
RCF borrowings	400,000
Repayments of RCF borrowings	(180,000)
Repayment of 5.375% Senior Notes due 2021	(431,081)
Repayment of 4.000% Senior Notes due 2022	(78,671)
Repayment of Floating-Rate Senior Notes due 2023	(26,840)
Repayment of 3.100% Senior Notes due 2025	(267,894)
Repayment of 3.950% Senior Notes due 2025	(100,837)
Repayment of 4.650% Senior Notes due 2026	(25,758)
Finance lease liabilities	(25,364)
Other	8,046
Balance at September 30, 2021	$7,126,303

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at September 30, 2021, and were 4.291%, 5.173%, and 6.375%, respectively, at September 30, 2020. The interest rate on the Floating-Rate Senior Notes was 2.23% and 2.12% at September 30, 2021 and 2020, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2021, WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer (see Debt activity above). For the three months ended September 30, 2021, losses of $24.7 million were recognized for the early retirement of these notes. During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.
As of September 30, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet. At September 30, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF”) is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders.
As of September 30, 2021, there were $220.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.8 billion of available borrowing capacity under the RCF. As of September 30, 2021 and 2020, the interest rate on any outstanding RCF borrowings was 1.58% and 1.65%, respectively. The facility-fee rate was 0.25% at September 30, 2021 and 2020. At September 30, 2021, WES Operating was in compliance with all covenants under the RCF. Any outstanding RCF borrowings are classified as short-term debt on the consolidated balance sheet due to management’s intent to repay within the next twelve months.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. DEBT AND INTEREST EXPENSE

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles extending through 2029. Certain equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases are now classified as operating leases resulting in a reduction of $19.6 million in Net property, plant, and equipment and $20.3 million in Short-term and Long-term debt. The operating leases resulted in additions of $4.8 million in Other assets, $3.1 million in Accrued liabilities, and $2.4 million in Other liabilities, on the consolidated balance sheet. The Partnership has future payments for its finance leases of $6.7 million as of September 30, 2021.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Third parties
Long-term and short-term debt	$(90,913)	$(94,201)	$(279,122)	$(273,620)
Finance lease liabilities	(218)	(369)	(808)	(1,162)
Commitment fees and amortization of debt-related costs	(3,147)	(3,463)	(9,664)	(10,052)
Capitalized interest	1,021	2,462	2,554	6,066
Total interest expense – third parties	(93,257)	(95,571)	(287,040)	(278,768)
Related parties
Finance lease liabilities	—	—	—	(43)
Total interest expense – related parties	—	—	—	(43)
Interest expense	$(93,257)	$(95,571)	$(287,040)	$(278,811)

12. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2021, and December 31, 2020, the consolidated balance sheets included $12.0 million and $8.2 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next five years.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of September 30, 2021 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•our ability to repay debt;

•the impact from disruptions caused by winter storm Uri or the blizzard in the state of Colorado or resolution of litigation or other disputes;

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of September 30, 2021, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	36	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2021, included the following:

•WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.

•WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer.

•We repurchased 5,586,419 common units for an aggregate purchase price of $104.4 million.

•Our third-quarter 2021 per-unit distribution of $0.32300 increased $0.004 from the second-quarter 2021 per-unit distribution of $0.31900.

•Natural-gas throughput attributable to WES totaled 4,081 MMcf/d and 4,132 MMcf/d for the three and nine months ended September 30, 2021, respectively, representing a 4% decrease and 6% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 641 MBbls/d and 645 MBbls/d for the three and nine months ended September 30, 2021, respectively, representing a 7% decrease and 11% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively.

•Produced-water throughput attributable to WES totaled 735 MBbls/d and 673 MBbls/d for the three and nine months ended September 30, 2021, respectively, representing a 7% increase and 5% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively.

•Gross margin was $541.6 million and $1.5 billion for the three and nine months ended September 30, 2021, respectively, representing an 8% increase and 5% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively. See Key Performance Metrics within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.31 per Mcf and $1.24 per Mcf for the three and nine months ended September 30, 2021, respectively, representing an 8% increase compared to the three months ended June 30, 2021, and nine months ended September 30, 2020.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.52 per Bbl and $2.46 per Bbl for the three and nine months ended September 30, 2021, respectively, representing a 5% increase and 2% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.94 per Bbl and $0.93 per Bbl for the three and nine months ended September 30, 2021, respectively, representing a 2% increase and 5% decrease compared to the three months ended June 30, 2021, and nine months ended September 30, 2020, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,274	1,244	2%	1,217	1,330	(8)%
DJ Basin	1,368	1,413	(3)%	1,375	1,342	2%
Equity investments	443	457	(3)%	447	451	(1)%
Other	1,152	1,310	(12)%	1,248	1,416	(12)%
Total throughput for natural-gas assets	4,237	4,424	(4)%	4,287	4,539	(6)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	185	184	1%	177	192	(8)%
DJ Basin	87	98	(11)%	89	109	(18)%
Equity investments	350	386	(9)%	358	395	(9)%
Other	32	33	(3)%	34	42	(19)%
Total throughput for crude-oil and NGLs assets	654	701	(7)%	658	738	(11)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	750	702	7%	687	726	(5)%
Total throughput for produced-water assets	750	702	7%	687	726	(5)%

Weather-related impacts. In February 2021, the U.S. experienced winter storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S., including Texas, and in March 2021, Colorado experienced a historic blizzard. Winter storm Uri adversely affected our volumes for approximately ten days and the blizzard in Colorado likewise disrupted our assets in that state. We estimate the impact of these weather events to have reduced net income and Adjusted EBITDA (as defined under the caption Key Performance Metrics within this Item 2) for the nine months ended September 30, 2021, by approximately $30 million due to lower volumes, the impact of commodity-prices, and higher operating expenses related to utilities. The estimated impact of the adverse winter weather on our operations and financial results may change and those changes may be material. Any additional inclement weather in the future, or other adverse conditions, including resolution of litigation and other legal disputes and the COVID-19 pandemic and resulting mitigation factors, may have an adverse impact on our operations and financial results.

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

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the nine months ended September 30, 2021, include the following impacts related to this change (i) decrease of $45.9 million in Service revenues – fee based, (ii) decrease of $21.2 million in Product sales, and (iii) decrease of $67.1 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 2). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

•As of September 30, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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
For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2021” refer to the comparison of the three months ended September 30, 2021, to the three months ended June 30, 2021; and any increases or decreases “for the nine months ended September 30, 2021” refer to the comparison of the nine months ended September 30, 2021, to the nine months ended September 30, 2020.
The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Total revenues and other (1)	$763,840	$719,131	$2,157,945	$2,125,112
Equity income, net – related parties	48,506	58,666	159,337	176,788
Total operating expenses (1)	428,716	444,074	1,307,010	1,792,290
Gain (loss) on divestiture and other, net	(364)	1,225	278	(3,651)
Operating income (loss)	383,266	334,948	1,010,550	505,959
Interest income – Anadarko note receivable	—	—	—	11,736
Interest expense	(93,257)	(95,290)	(287,040)	(278,811)
Gain (loss) on early extinguishment of debt	(24,655)	—	(24,944)	10,372
Other income (expense), net	110	84	(1,013)	612
Income (loss) before income taxes	265,464	239,742	697,553	249,868
Income tax expense (benefit)	1,826	1,465	4,403	3,792
Net income (loss)	263,638	238,277	693,150	246,076
Net income (loss) attributable to noncontrolling interests	7,913	7,018	20,375	(17,045)
Net income (loss) attributable to Western Midstream Partners, LP (2)	$255,725	$231,259	$672,775	$263,121
Key performance metrics (3)
Adjusted gross margin	$705,407	$677,236	$1,997,267	$2,069,801
Adjusted EBITDA	531,580	491,126	1,465,816	1,546,386
Free cash flow	320,031	379,776	913,629	762,364
_________________________________________________________________________________________
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of natural gas, condensate, and NGLs to related parties. Total operating expenses includes amounts charged by related parties for services received. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	378	534	(29)%	477	551	(13)%
Processing	3,416	3,433	—%	3,363	3,537	(5)%
Equity investments (1)	443	457	(3)%	447	451	(1)%
Total throughput	4,237	4,424	(4)%	4,287	4,539	(6)%
Throughput attributable to noncontrolling interests (2)	156	159	(2)%	155	162	(4)%
Total throughput attributable to WES for natural-gas assets	4,081	4,265	(4)%	4,132	4,377	(6)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	304	315	(3)%	300	343	(13)%
Equity investments (3)	350	386	(9)%	358	395	(9)%
Total throughput	654	701	(7)%	658	738	(11)%
Throughput attributable to noncontrolling interests (2)	13	14	(7)%	13	15	(13)%
Total throughput attributable to WES for crude-oil and NGLs assets	641	687	(7)%	645	723	(11)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	750	702	7%	687	726	(5)%
Throughput attributable to noncontrolling interests (2)	15	14	7%	14	15	(7)%
Total throughput attributable to WES for produced-water assets	735	688	7%	673	711	(5)%
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

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 156 MMcf/d for the three months ended September 30, 2021, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021 and (ii) production declines in areas around the Marcellus Interest and Springfield gas-gathering systems.
Gathering, treating, and transportation throughput decreased by 74 MMcf/d for the nine months ended September 30, 2021, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021 and (ii) production declines and the impact of winter storm Uri at the Springfield gas-gathering system. These decreases were offset partially by increased production in areas around the Marcellus Interest systems.
Processing throughput decreased by 17 MMcf/d for the three months ended September 30, 2021, primarily due to decreased production in areas around the DJ Basin complex, partially offset by increased production in areas around the West Texas complex.

Processing throughput decreased by 174 MMcf/d for the nine months ended September 30, 2021, primarily due to (i) lower production and the impact of winter storm Uri at the West Texas complex, (ii) the Granger straddle plant being held idle beginning in the third quarter of 2020, and (iii) lower volumes at the Granger complex due to production declines in the area. These decreases were offset partially by higher volumes at the DJ Basin complex primarily due to an additional third-party connection to Latham Train II beginning January 1, 2021.
Equity-investment throughput decreased by 14 MMcf/d for the three months ended September 30, 2021, primarily due to decreased volumes at the Mi Vida and Ranch Westex plants and the Rendezvous system.
Equity-investment throughput decreased by 4 MMcf/d for the nine months ended September 30, 2021, primarily due to (i) decreased volumes at the Rendezvous system due to production declines in the area and (ii) decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020. These decreases were offset partially by increased volumes on Red Bluff Express resulting from increased pipeline commitments.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput decreased by 11 MBbls/d for the three months ended September 30, 2021, primarily due to decreased production in areas around the DJ Basin oil system.
Gathering, treating, and transportation throughput decreased by 43 MBbls/d for the nine months ended September 30, 2021, primarily due to (i) lower volumes at the DJ Basin oil system resulting from production declines in the area and (ii) lower volumes at the DBM oil system due to lower production and the impact of winter storm Uri.
Equity-investment throughput decreased by 36 MBbls/d for the three months ended September 30, 2021, primarily due to decreased volumes on the Whitethorn pipeline and TEP, partially offset by increased volumes on the Cactus II pipeline resulting from an incentive rate implemented in the second quarter of 2021.
Equity-investment throughput decreased by 37 MBbls/d for the nine months ended September 30, 2021, primarily due to decreased volumes on the Whitethorn pipeline, partially offset by increased volumes on the Saddlehorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 48 MBbls/d for the three months ended September 30, 2021, due to increased volumes at the DBM water systems resulting from higher production in the area.
Gathering and disposal throughput decreased by 39 MBbls/d for the nine months ended September 30, 2021, due to decreased volumes at the DBM water systems resulting from lower production and the impact of winter storm Uri.

Service Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Service revenues – fee based	$650,482	$618,985	5%	$1,841,742	$1,980,546	(7)%
Service revenues – product based	28,812	27,803	4%	88,267	35,237	150%
Total service revenues	$679,294	$646,788	5%	$1,930,009	$2,015,783	(4)%

Service revenues – fee based

Service revenues – fee based increased by $31.5 million for the three months ended September 30, 2021, primarily due to increases of (i) $18.9 million due to revenue recorded in the third quarter of 2021 that was previously constrained (see Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) and (ii) $14.2 million at the West Texas complex resulting from increased throughput.
Service revenues – fee based decreased by $138.8 million for the nine months ended September 30, 2021, primarily due to decreases of (i) $45.9 million, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2), (ii) $37.9 million at the DBM oil system due to decreased throughput, including the impact of winter storm Uri, and lower lease revenue under the operating and maintenance agreement with Occidental, (iii) $23.8 million at the DBM water systems resulting from decreased throughput, including the impact of winter storm Uri, and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, (iv) $20.9 million at the DJ Basin complex due to decreased throughput on certain fee-based contracts, (v) $12.1 million at the Bison treating facility due to the expiration of a minimum-volume commitment contract in the fourth quarter of 2020, decreased throughput, and the sale of the facility to a third party during the second quarter of 2021, and (vi) $9.6 million at the West Texas complex from decreased throughput, including the impact of winter storm Uri. These decreases were offset partially by an increase of $18.9 million due to revenue recorded in the third quarter of 2021 that was previously constrained (see Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Service revenues – product based

Service revenues – product based increased by $1.0 million for the three months ended September 30, 2021, primarily due to increased pricing across several systems, partially offset by a decrease of $4.7 million at the West Texas complex primarily due to a decrease in electricity-related fees charged to customers.
Service revenues – product based increased by $53.0 million for the nine months ended September 30, 2021, primarily due to increases of (i) $15.6 million at the DJ Basin complex due to increased third-party volumes and average prices, (ii) $15.1 million at the West Texas complex due to an increase in electricity-related fees charged to customers during winter storm Uri, and (iii) $6.5 million at the Granger complex, $6.3 million at the Hilight system, and $4.7 million at the Chipeta complex due to increased prices.

Product Sales

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Natural-gas sales	$32,151	$14,195	126%	$67,765	$23,934	183%
NGLs sales	52,147	58,061	(10)%	159,594	84,557	89%
Total Product sales	$84,298	$72,256	17%	$227,359	$108,491	110%
Per-unit gross average sales price:
Natural gas (per Mcf)	$4.10	$2.65	55%	$4.20	$1.32	NM
NGLs (per Bbl)	36.96	27.16	36%	30.81	12.25	152%
_________________________________________________________________________________________
NM—Not meaningful

Natural-gas sales

Natural-gas sales increased by $18.0 million for the three months ended September 30, 2021, primarily due to increases of (i) $13.1 million at the West Texas complex attributable to an increase in average prices and volumes sold and (ii) $2.3 million at the DJ Basin complex and $2.1 million at the MGR assets attributable to an increase in average prices.
Natural-gas sales increased by $43.8 million for the nine months ended September 30, 2021, primarily due to increases of (i) $37.2 million at the West Texas complex and $7.4 million at the MGR assets attributable to increases in average prices and (ii) $1.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2). These increases were offset partially by decreases of $4.9 million at the DJ Basin complex and $4.3 million at the Granger complex attributable to decreases in volumes sold, partially offset by increases in average prices.

NGLs sales

NGLs sales decreased by $5.9 million for the three months ended September 30, 2021, primarily due to a decrease of $8.7 million at the West Texas complex attributable to net changes in contract mix. This decrease was partially offset by an increase of $2.2 million at the Chipeta complex attributable to an increase in average prices and volumes sold.
NGLs sales increased by $75.0 million for the nine months ended September 30, 2021, primarily due to increases of (i) $65.4 million at the West Texas complex attributable to an increase in average prices, partially offset by decreased volumes sold and (ii) $15.9 million at the Chipeta complex and $8.7 million at the Granger complex attributable to increases in average prices. These increases were offset partially by a decrease of $23.0 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Equity income, net – related parties	$48,506	$58,666	(17)%	$159,337	$176,788	(10)%

Equity income, net – related parties decreased by $10.2 million for the three months ended September 30, 2021, primarily due to decreases of $5.9 million at Cactus II and $4.1 million at Mont Belvieu JV resulting from electricity credits received in the second quarter of 2021 related to winter storm Uri.

Equity income, net – related parties decreased by $17.5 million for the nine months ended September 30, 2021, primarily due to decreases of (i) $24.1 million at Whitethorn LLC related to commercial activities and lower volumes and (ii) $4.8 million and $4.2 million at Cactus II and White Cliffs, respectively, due to lower volumes. These decreases were offset partially by increases of (i) $6.4 million and $5.1 million at Saddlehorn and Red Bluff Express, respectively, due to higher volumes and (ii) $4.4 million at Mont Belvieu JV from a load-reduction electricity credit received in the second quarter of 2021 related to winter storm Uri.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Residue purchases	$32,123	$23,019	40%	$113,046	$43,998	157%
NGLs purchases	51,440	42,305	22%	124,664	111,809	11%
Other	(331)	12,720	(103)%	12,535	(2,196)	NM
Cost of product	83,232	78,044	7%	250,245	153,611	63%
Operation and maintenance	140,838	153,028	(8)%	434,198	436,670	(1)%
Total Cost of product and Operation and maintenance expenses	$224,070	$231,072	(3)%	$684,443	$590,281	16%

Residue purchases

Residue purchases increased by $9.1 million for the three months ended September 30, 2021, primarily due to increases of (i) $4.0 million at the West Texas complex attributable to an increase in average prices and volumes purchased and (ii) $2.2 million at the MGR assets attributable to an increase in average prices.
Residue purchases increased by $69.0 million for the nine months ended September 30, 2021, primarily due to increases of $45.4 million at the West Texas complex, $7.7 million at the Chipeta complex, $6.6 million at the MGR assets, $5.4 million at the Granger complex, and $5.3 million at the Hilight system attributable to increases in average prices. These increases were offset partially by a decrease of $5.2 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

NGLs purchases

NGLs purchases increased by $9.1 million for the three months ended September 30, 2021, primarily due to increases of (i) $5.5 million at the DJ Basin complex attributable to an increase in average prices and (ii) $2.2 million at the Chipeta complex attributable to an increase in average prices and volumes purchased.
NGLs purchases increased by $12.9 million for the nine months ended September 30, 2021, primarily due to increases of $31.5 million at the West Texas complex, $24.7 million at the DJ Basin complex, $9.4 million at the Chipeta complex, and $5.8 million at the Granger complex attributable to increases in average prices. These increases were offset partially by a decrease of $61.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

Other items

Other items decreased by $13.1 million for the three months ended September 30, 2021, primarily due to decreases of $8.1 million at the West Texas complex and $3.1 million at the DJ Basin complex, primarily attributable to changes in imbalance positions.
Other items increased by $14.7 million for the nine months ended September 30, 2021, primarily due to an increase of $31.2 million at the West Texas complex, partially offset by a decrease of $16.7 million at the DJ Basin complex, both primarily attributable to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense decreased by $12.2 million for the three months ended September 30, 2021, primarily due to decreases of (i) $5.9 million at the West Texas complex attributable to reduced utilities expense and surface maintenance and plant repairs and (ii) $4.8 million at the DJ Basin complex due to an environmental liability of $4.1 million recorded in the second quarter of 2021.
Operation and maintenance expense decreased by $2.5 million for the nine months ended September 30, 2021, primarily due to decreases of (i) $7.5 million at the West Texas complex, primarily attributable to reduced salaries and wages, surface maintenance and plant repairs, and safety expense; partially offset by increased utilities expense primarily resulting from the impact of winter storm Uri, (ii) $5.8 million at the DJ Basin complex attributable to reduced surface maintenance and plant repairs, and (iii) $3.8 million at the DBM water systems attributable to lower disposal fees resulting from reduced volumes and lower surface-use fees, partially offset by increased utilities expense and surface maintenance and plant repairs, including the impact of winter storm Uri. These decreases were offset partially by an increase of $10.2 million at the DBM oil system, primarily attributable to increases in field-related expenses, chemicals and treating services, and utilities expense primarily resulting from the impact of winter storm Uri.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
General and administrative	$50,409	$44,448	13%	$139,973	$118,466	18%
Property and other taxes	13,641	17,967	(24)%	45,992	57,263	(20)%
Depreciation and amortization	139,002	137,849	1%	407,404	384,688	6%
Long-lived asset and other impairments	1,594	12,738	(87)%	29,198	200,575	(85)%
Goodwill impairment	—	—	—%	—	441,017	(100)%
Total other operating expenses	$204,646	$213,002	(4)%	$622,567	$1,202,009	(48)%

General and administrative expenses

General and administrative expenses increased by $6.0 million for the three months ended September 30, 2021, primarily due to increases of (i) $4.4 million in personnel costs and (ii) $2.0 million in contract and consulting costs.
General and administrative expenses increased by $21.5 million for the nine months ended September 30, 2021, primarily due to increases of (i) $16.2 million in personnel costs primarily related to increased bonus-related contributions under our employee savings plan and equity-based compensation expense, and (ii) $6.3 million in contract and consulting costs primarily related to information technology services and fees.

Property and other taxes

Property and other taxes decreased by $4.3 million for the three months ended September 30, 2021, primarily due to ad valorem tax decreases at the West Texas complex and DBM oil system due to favorable differences between actual and estimated tax payments related to the 2021 fiscal year.
Property and other taxes decreased by $11.3 million for the nine months ended September 30, 2021, primarily due to ad valorem tax decreases at the West Texas complex due to favorable differences between actual and estimated tax payments related to the 2020 fiscal year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $22.7 million for the nine months ended September 30, 2021, primarily due to increases of (i) $16.9 million at the DJ Basin complex, primarily as a result of a change in estimate for asset retirement obligations for the Third Creek gathering system in the comparative prior period, (ii) $7.1 million related to depreciation for capitalized information technology implementation costs related to the stand-up of WES as an independent organization, (iii) $6.3 million at the West Texas complex resulting from capital projects being placed into service, and (iv) $3.8 million at the Springfield system due to an acceleration of depreciation expense for revised service life assumptions. These increases were offset partially by decreases of (i) $13.4 million due to the sale of the Bison treating facility and (ii) $3.3 million at a transportation asset in Southwest Wyoming, primarily as a result of downward asset retirement obligation revisions made in the first quarter of 2021.

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
Long-lived asset and other impairment expense for the nine months ended September 30, 2020, was primarily due to (i) $150.2 million of impairments for assets located in Wyoming and Utah, (ii) impairments of $14.8 million primarily at the DJ Basin complex, DBM water systems, and West Texas complex due to cancellation of projects, and (iii) impairments of rights-of-way for $6.2 million at the DJ Basin complex.
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

Interest Income – Anadarko Note Receivable and Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Interest income – Anadarko note receivable	$—	$—	—%	$—	$11,736	(100)%

Third parties
Long-term and short-term debt	$(90,913)	$(92,487)	(2)%	$(279,122)	$(273,620)	2%
Finance lease liabilities	(218)	(292)	(25)%	(808)	(1,162)	(30)%
Commitment fees and amortization of debt-related costs	(3,147)	(3,179)	(1)%	(9,664)	(10,052)	(4)%
Capitalized interest	1,021	668	53%	2,554	6,066	(58)%
Related parties
Finance lease liabilities	—	—	—%	—	(43)	(100)%
Interest expense	$(93,257)	$(95,290)	(2)%	$(287,040)	$(278,811)	3%

Interest income

Interest income - Anadarko note receivable decreased by $11.7 million for the nine months ended September 30, 2021, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement in September 2020. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest expense

Interest expense decreased by $2.0 million for the three months ended September 30, 2021, primarily due to lower outstanding balances as a result of the purchase and retirement of portions of certain of the senior notes.
Interest expense increased by $8.2 million for the nine months ended September 30, 2021, primarily due to (i) $27.4 million of additional interest incurred from higher effective interest rates resulting from credit-rating downgrades on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and (ii) a decrease of $3.5 million in capitalized interest due to decreased capital expenditures. These increases were offset partially by decreases of (i) $18.4 million due to lower outstanding balances on the 5.375% Senior Notes due 2021 that were called on March 1, 2021 and the purchase and retirement of portions of certain of the senior notes during the third quarter of 2021 and (ii) $3.9 million due to lower outstanding borrowings under the RCF in 2021. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Income (loss) before income taxes	$265,464	$239,742	11%	$697,553	$249,868	179%
Income tax expense (benefit)	1,826	1,465	25%	4,403	3,792	16%
Effective tax rate	1%	1%		1%	2%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For all periods presented, the variance from the federal statutory rate primarily was due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2021	June 30, 2021	Inc/ (Dec)	September 30, 2021	September 30, 2020	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$492,708	$469,409	5%	$1,394,506	$1,384,632	1%
Adjusted gross margin for crude-oil and NGLs assets	148,939	150,317	(1)%	432,401	494,481	(13)%
Adjusted gross margin for produced-water assets	63,760	57,510	11%	170,360	190,688	(11)%
Adjusted gross margin	705,407	677,236	4%	1,997,267	2,069,801	(4)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.31	1.21	8%	1.24	1.15	8%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.52	2.40	5%	2.46	2.50	(2)%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.94	0.92	2%	0.93	0.98	(5)%
Adjusted EBITDA	531,580	491,126	8%	1,465,816	1,546,386	(5)%
Free cash flow	320,031	379,776	(16)%	913,629	762,364	20%
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

Adjusted gross margin increased by $28.2 million for the three months ended September 30, 2021, primarily due to (i) increased throughput at the West Texas complex and DBM water systems and (ii) revenue recorded in the third quarter of 2021 that was previously constrained (see Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). These increases were offset partially by (i) a decrease in distributions from Mont Belvieu JV and (ii) decreased throughput at the DJ Basin complex.
Adjusted gross margin decreased by $72.5 million for the nine months ended September 30, 2021, primarily due to (i) decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, (ii) a decrease in distributions from Whitethorn LLC, (iii) decreased throughput and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the DBM water systems, (iv) decreased throughput on certain fee-based contracts at the DJ Basin complex, and (v) the expiration of a minimum-volume commitment contract in the fourth quarter of 2020 and decreased throughput at the Bison treating facility, which was sold to a third party during the second quarter of 2021. These decreases were offset partially by (i) revenue recorded in the third quarter of 2021 that was previously constrained, (ii) higher average commodity prices at the MGR assets, and (iii) an increase in distributions from Red Bluff Express and Saddlehorn.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.10 for the three months ended September 30, 2021, primarily due to (i) revenue recorded in the third quarter of 2021 that was previously constrained at the Springfield gas-gathering system and (ii) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets. These increases were offset partially by decreased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.09 for the nine months ended September 30, 2021, primarily due to (i) a higher cost-of-service rate effective January 1, 2021, at the West Texas complex and (ii) revenue recorded in the third quarter of 2021 that was previously constrained at the Springfield gas-gathering system. These increases were offset partially by decreased throughput on certain fee-based contracts at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.12 for the three months ended September 30, 2021, primarily due to (i) revenue recorded in the third quarter of 2021 that was previously constrained and (ii) decreased volumes on the Whitethorn pipeline, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These increases were offset partially by (i) lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system and (ii) a decrease in distributions from Mont Belvieu JV.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.04 for the nine months ended September 30, 2021, primarily due to (i) decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) a decrease in distributions from FRP and Cactus II. These decreases were offset partially by (i) a higher cost-of-service rate effective January 1, 2021, at the DJ Basin oil system and (ii) revenue recorded in the third quarter of 2021 that was previously constrained.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.02 for the three months ended September 30, 2021, primarily due to increased throughput on volumes with higher-than-average per-Bbl margins.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.05 for the nine months ended September 30, 2021, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021.

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

Adjusted EBITDA increased by $40.5 million for the three months ended September 30, 2021, primarily due to (i) a $44.7 million increase in total revenues and other, (ii) a $12.2 million decrease in operation and maintenance expenses, and (iii) a $4.3 million decrease in property taxes. These amounts were offset partially by (i) an $8.2 million decrease in distributions from equity investments, (ii) a $6.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iii) a $5.2 million increase in cost of product (net of lower of cost or market inventory adjustments).
Adjusted EBITDA decreased by $80.6 million for the nine months ended September 30, 2021, primarily due to (i) a $96.8 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $17.2 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iii) a $14.7 million decrease in distributions from equity investments. These amounts were offset partially by (i) a $32.8 million increase in total revenues and other and (ii) an $11.3 million decrease in property taxes. The above-described variances in cost of product and total revenues and other include the impacts resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020, which had no net impact on Adjusted EBITDA (see Executive Summary—Commodity purchase and sale agreements within this Item 2).

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
Free cash flow decreased by $59.7 million for the three months ended September 30, 2021, primarily due to a decrease of $60.8 million in net cash provided by operating activities, partially offset by a decrease of $3.2 million in contributions to equity investments.
Free cash flow increased by $151.3 million for the nine months ended September 30, 2021, primarily due to (i) a decrease of $154.5 million in capital expenditures, (ii) a decrease of $15.3 million in contributions to equity investments, and (iii) an $8.3 million increase in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a decrease of $26.9 million in net cash provided by operating activities.
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$763,840	$719,131	$2,157,945	$2,125,112
Less:
Cost of product	83,232	78,044	250,245	153,611
Depreciation and amortization	139,002	137,849	407,404	384,688
Gross margin	541,606	503,238	1,500,296	1,586,813
Add:
Distributions from equity investments	62,711	70,947	194,847	209,566
Depreciation and amortization	139,002	137,849	407,404	384,688
Less:
Reimbursed electricity-related charges recorded as revenues	19,725	17,585	54,622	61,100
Adjusted gross margin attributable to noncontrolling interests (1)	18,187	17,213	50,658	50,166
Adjusted gross margin	$705,407	$677,236	$1,997,267	$2,069,801
Adjusted gross margin for natural-gas assets	$492,708	$469,409	$1,394,506	$1,384,632
Adjusted gross margin for crude-oil and NGLs assets	148,939	150,317	432,401	494,481
Adjusted gross margin for produced-water assets	63,760	57,510	170,360	190,688
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$263,638	$238,277	$693,150	$246,076
Add:
Distributions from equity investments	62,711	70,947	194,847	209,566
Non-cash equity-based compensation expense	6,979	7,121	20,834	16,527
Interest expense	93,257	95,290	287,040	278,811
Income tax expense	1,826	1,465	4,403	8,072
Depreciation and amortization	139,002	137,849	407,404	384,688
Impairments (1)	1,594	12,738	29,198	641,592
Other expense	4	30	1,252	1,953
Less:
Gain (loss) on divestiture and other, net	(364)	1,225	278	(3,651)
Gain (loss) on early extinguishment of debt	(24,655)	—	(24,944)	10,372
Equity income, net – related parties	48,506	58,666	159,337	176,788
Interest income – Anadarko note receivable	—	—	—	11,736
Other income	109	84	193	2,373
Income tax benefit	—	—	—	4,280
Adjusted EBITDA attributable to noncontrolling interests (2)	13,835	12,616	37,448	39,001
Adjusted EBITDA	$531,580	$491,126	$1,465,816	$1,546,386
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$391,333	$452,111	$1,104,994	$1,131,893
Interest (income) expense, net	93,257	95,290	287,040	267,075
Accretion and amortization of long-term obligations, net	(1,871)	(1,914)	(5,873)	(6,482)
Current income tax expense (benefit)	824	749	2,128	1,399
Other (income) expense, net	(110)	(84)	1,013	(612)
Cash paid to settle interest-rate swaps	—	—	—	19,181
Distributions from equity investments in excess of cumulative earnings – related parties	8,702	9,232	30,075	21,750
Changes in assets and liabilities:
Accounts receivable, net	61,609	38,982	130,773	192,338
Accounts and imbalance payables and accrued liabilities, net	(17,204)	(55,758)	(56,495)	(37,814)
Other items, net	8,875	(34,866)	9,609	(3,341)
Adjusted EBITDA attributable to noncontrolling interests (2)	(13,835)	(12,616)	(37,448)	(39,001)
Adjusted EBITDA	$531,580	$491,126	$1,465,816	$1,546,386
Cash flow information
Net cash provided by operating activities	$391,333	$452,111	$1,104,994	$1,131,893
Net cash used in investing activities	(80,883)	(59,932)	(187,287)	(426,670)
Net cash provided by (used in) financing activities	(516,161)	(142,982)	(1,262,767)	(667,140)
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$391,333	$452,111	$1,104,994	$1,131,893
Less:
Capital expenditures	79,829	78,145	217,757	372,262
Contributions to equity investments – related parties	175	3,422	3,683	19,017
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	8,702	9,232	30,075	21,750
Free cash flow	$320,031	$379,776	$913,629	$762,364
Cash flow information
Net cash provided by operating activities	$391,333	$452,111	$1,104,994	$1,131,893
Net cash used in investing activities	(80,883)	(59,932)	(187,287)	(426,670)
Net cash provided by (used in) financing activities	(516,161)	(142,982)	(1,262,767)	(667,140)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include quarterly distributions, debt service, customary operating expenses, and capital expenditures. Our sources of liquidity as of September 30, 2021, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board of Directors on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board of Directors declared a cash distribution to unitholders for the third quarter of 2021 of $0.32300 per unit, or $134.9 million in the aggregate. The cash distribution is payable on November 12, 2021, to our unitholders of record at the close of business on November 1, 2021.
In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of the common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the nine months ended September 30, 2021, we repurchased 5,586,419 common units on the open market for an aggregate purchase price of $104.4 million. We canceled the units immediately upon receipt. As of September 30, 2021, we had an authorized amount of $113.1 million remaining under the Purchase Program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2021, we had a $550.6 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to (i) the 4.000% Senior Notes due 2022 of $502.1 million and (ii) $220.0 million of outstanding borrowings under the RCF being classified as short-term debt on the consolidated balance sheet as of September 30, 2021. As of September 30, 2021, there was $1.8 billion available for borrowing under the RCF. See Note 10—Selected Components of Working Capital and Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2021	2020
Capital expenditures (1)	$217,757	$372,262
Capital incurred (1)	224,080	251,315
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2021 and 2020, included $2.6 million and $6.1 million, respectively, of capitalized interest.

Capital expenditures decreased by $154.5 million for the nine months ended September 30, 2021, primarily due to decreases of (i) $66.8 million at the West Texas complex primarily attributable to decreases in facility expansion and pipeline projects, (ii) $41.0 million at the DJ Basin complex primarily related to the completion of Latham Train II that commenced operations in the first quarter of 2020, and decreases in pipeline, well connection, and compression projects, (iii) $19.5 million at the DBM oil system primarily related to the completion of the Loving ROTF Trains III and IV that commenced operations during the first and third quarters of 2020, respectively, and decreases in pipeline and well connection projects, and (iv) $11.0 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2021	2020
Net cash provided by (used in):
Operating activities	$1,104,994	$1,131,893
Investing activities	(187,287)	(426,670)
Financing activities	(1,262,767)	(667,140)
Net increase (decrease) in cash and cash equivalents	$(345,060)	$38,083

Operating activities. Net cash provided by operating activities decreased for the nine months ended September 30, 2021, primarily due to (i) lower cash operating income, (ii) lower distributions from equity investments, (iii) lower interest income, and (iv) higher interest expense. These decreases were offset partially by (i) the impact of changes in assets and liabilities and (ii) cash paid during the nine months ended September 30, 2020, to settle interest-rate swaps. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior period.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021, included the following:

•$217.8 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$3.7 million of capital contributions primarily paid to Cactus II;

•$2.0 million of purchases from related parties;

•$30.1 million of distributions received from equity investments in excess of cumulative earnings; and

•$8.0 million related to the sale of the Bison treating facility.

Net cash used in investing activities for the nine months ended September 30, 2020, included the following:

•$372.3 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$57.1 million of increases to materials and supplies inventory;

•$19.0 million of capital contributions primarily paid to Cactus II and FRP for construction activities; and

•$21.8 million of distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2021, included the following:

•$521.9 million to purchase and retire portions of certain of WES Operating’s senior notes via a tender offer;

•$431.1 million to redeem the total principal amount outstanding of WES Operating’s 5.375% Senior Notes due 2021;

•$398.9 million of distributions paid to WES unitholders;

•$180.0 million of repayments of outstanding borrowings under the RCF;

•$104.4 million of unit repurchases;

•$11.8 million of decreases in outstanding checks due mostly to ad valorem tax payments made at the end of 2020;

•$9.9 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$5.3 million of finance lease payments;

•$2.7 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$400.0 million of borrowings under the RCF, which were used for general partnership purposes and to purchase and retire portions of certain of WES Operating’s senior notes via a tender offer; and

•$6.7 million of contributions from related parties.

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

•$11.5 million of distributions paid to the noncontrolling interest owner of WES Operating;

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

Debt and credit facilities. As of September 30, 2021, the carrying value of outstanding debt was $7.1 billion. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at September 30, 2021. The interest rate on the Floating-Rate Senior Notes was 2.23% at September 30, 2021. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In August 2021, Standard and Poor’s (“S&P”) upgraded WES Operating’s long-term debt from “BB” to “BB+.” As a result of the S&P upgrade, annualized borrowing costs will decrease by $7.9 million.
During the third quarter of 2021, WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer. For the three months ended September 30, 2021, losses of $24.7 million were recognized for the early retirement of these notes. During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.
As of September 30, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet. At September 30, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
As of September 30, 2021, there were $220.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.8 billion of available borrowing capacity under the RCF. At September 30, 2021, the interest rate on any outstanding RCF borrowings was 1.58% and the facility-fee rate was 0.25%.
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited. At September 30, 2021, WES Operating was in compliance with all covenants under the RCF. Any outstanding RCF borrowings are classified as short-term debt on the consolidated balance sheet due to management’s intent to repay within the next twelve months.

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles extending through 2029. Certain equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases are now classified as operating leases resulting in a reduction of $19.6 million in Net property, plant, and equipment and $20.3 million in Short-term and Long-term debt. The operating leases resulted in additions of $4.8 million in Other assets, $3.1 million in Accrued liabilities, and $2.4 million in Other liabilities, on the consolidated balance sheet. As of September 30, 2021, we have future lease payments of $1.3 million for the remainder of 2021 and a total of $5.4 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Net income (loss) attributable to WES	$255,725	$231,259	$672,775	$263,121
Limited partner interests in WES Operating not held by WES (1)	5,214	4,754	13,779	5,426
General and administrative expenses (2)	(280)	1,600	2,206	2,683
Other income (expense), net	(4)	(2)	(9)	(6)
Income taxes	3	—	3	—
Net income (loss) attributable to WES Operating	$260,658	$237,611	$688,754	$271,224
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2021	2020
WES net cash provided by operating activities	$1,104,994	$1,131,893
General and administrative expenses (1)	2,206	2,683
Non-cash equity-based compensation expense	7,040	(5,372)
Changes in working capital	(10,045)	4,774
Other income (expense), net	(9)	(6)
Income taxes	3	—
WES Operating net cash provided by operating activities	$1,104,189	$1,133,972

WES net cash provided by (used in) financing activities	$(1,262,767)	$(667,140)
Distributions to WES unitholders (2)	398,896	563,579
Distributions to WES from WES Operating (3)	(486,621)	(565,577)
Increase (decrease) in outstanding checks	58	316
Unit repurchases	104,366	—
Other	3,492	—
WES Operating net cash provided by (used in) financing activities	$(1,242,576)	$(668,822)
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
For the nine months ended September 30, 2021, 92% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next twelve months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate twice in 2020 and as of September 30, 2021, there have been no changes to the target range in 2021. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of September 30, 2021, we had (i) $220.0 million outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at September 30, 2021.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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
The parties to the Sanchez and Gavilan proceedings discussed above are currently working toward a comprehensive legal and commercial settlement of the matters in dispute. Nevertheless, we cannot make any assurances regarding the ultimate outcome of these negotiations or the Sanchez and Gavilan proceedings themselves, and any resulting impact on WES due to the uncertainties associated with the ongoing process.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the Purchase Program during the third quarter of 2021:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2021	—	$—	—	201,224,786
August 1-31, 2021	1,608,154	19.21	1,608,154	170,339,655
September 1-30, 2021	2,862,457	20.00	2,862,457	113,099,523
Total	4,470,611	19.71	4,470,611
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

WESTERN MIDSTREAM PARTNERS, LP

November 9, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 9, 2021
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)