Form 10-K
period 2021-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2022-02-23
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2021, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$4.5 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 17, 2022:

Western Midstream Partners, LP	403,546,479
Western Midstream Operating, LP	None
DOCUMENTS INCORPORATED BY REFERENCE
None

	Auditor Name	Auditor Location	Auditor Firm ID
Western Midstream Partners, LP	KPMG LLP	Houston, Texas	185
Western Midstream Operating, LP	KPMG LLP	Houston, Texas	185

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
Anadarko note receivable: The 30-year $260.0 million note established in May 2008 between WES Operating as the lender and Anadarko as the borrower. Following the Occidental Merger, Occidental became the ultimate counterparty. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which WES Operating transferred the note receivable to Anadarko, which Anadarko immediately canceled and retired upon receipt (see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Board: The board of directors of WES’s general partner.
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
DBM: Delaware Basin Midstream, LLC.
DBM water systems: DBM’s produced-water gathering and disposal systems in West Texas.

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
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Key Performance Metrics under Part II, Item 7 of this Form 10-K.
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
Red Bluff Express: Red Bluff Express Pipeline, LLC.
Red Desert complex: The Patrick Draw and Red Desert processing plants, which are currently inactive, associated gathering lines, and related facilities.
Refrigeration: A method of processing natural gas by reducing the gas temperature with the use of an external refrigeration
Related parties: Occidental, the Partnership’s equity interests (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and the Partnership and WES Operating for transactions that eliminate upon consolidation.
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
WES’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2021 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
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
Our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Partner Code of Conduct, and the charters of the Audit Committee, the Special Committee, the ESG Committee, and the Compensation Committee of our Board are available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s secretary at our principal executive office. Our principal executive office is located at 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, TX 77380. Our telephone number is 346-786-5000.

ASSETS AND AREAS OF OPERATION

DJ Basin
WHITE CLIFFS PIPELINE
SADDLEHORN
FRONT RANGE PIPELINE
TEXAS EXPRESS GATHERING
TEXAS EXPRESS PIPELINE
RED BLUFF EXPRESS
WHITETHORN
PANOLA
CACTUS II
Delaware Basin
South Texas
WES Assets
WES Equity Interest
WES Equity-Interest Pipeline

As of December 31, 2021, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2021:

Area	Asset Type	Miles of Pipeline (1)	Compression (1) (2)		Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (3)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (3)	Average Throughput for Produced-Water Assets (MBbls/d) (3)

			Horsepower	% Electric Driven
Texas / New Mexico	Gathering, Processing, Treating, and Disposal	4,189	788,543	19%	1,895	1,905	1,737	254	717
	Transportation	2,423	—	—	—	—	244	263	—
Rocky Mountains	Gathering, Processing, and Treating	6,387	573,656	44%	3,100	209	2,064	90	—
	Transportation	2,244	—	—	—	—	81	65	—
North-central Pennsylvania	Gathering	146	13,800	—%	—	—	177	—	—
Total		15,389	1,375,999	29%	4,995	2,114	4,303	672	717
_________________________________________________________________________________________
(1)All system metrics are presented on a gross basis and include owned and leased compressors at certain facilities. Includes horsepower associated with liquid pump stations. Includes bypass capacity at the DJ Basin and West Texas complexes.
(2)Excludes compression horsepower for transportation.
(3)Includes throughput for all assets owned and ownership interests accounted for by us under the equity method of accounting. For further details see Properties below.

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues and operating income (loss) for the years ended December 31, 2021, 2020, and 2019, and total assets for the years ended December 31, 2021 and 2020.

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

STRATEGY

Our primary business objective is to create long-term value for our unitholders through continued delivery of profitable operations and return of capital to stakeholders over time. Our foundational principles of operational excellence, superior customer service, and sustainable operations influence our decision making and long-term strategy. To accomplish our primary business objective, we intend to execute the following strategy:

•Capitalizing on organic growth opportunities. We intend to grow certain of our systems organically over time by meeting our customers’ midstream service needs that arise from drilling activity in our areas of operation. We continually pursue economically attractive organic business development and expansion opportunities in existing or new areas of operation that allow us to leverage our infrastructure, operating expertise, and customer relationships, to meet new or increased demand of our services.

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

•Optimizing the return of cash to stakeholders. We intend to operate our assets and make strategic capital decisions that optimize our leverage levels consistent with investment-grade metrics in our sector while returning additional excess cash flow to stakeholders that enhances overall return.

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

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•Substantial presence in basins with historically strong producer economics. Our core operating areas are in the Delaware and DJ Basins, which historically have seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. Our assets in these areas are capable of servicing hydrocarbon production that contains natural gas, crude oil, condensate, and NGLs. Our systems in the Delaware Basin also include significant produced-water takeaway capacity, which makes us a uniquely positioned, full-service midstream provider in the basin.

•Well-positioned and well-maintained assets. We believe that our large-scale asset portfolio, located in geographically diverse areas of operation, provides us with opportunities to expand and attract additional volumes to our systems from multiple productive reservoirs. Moreover, our portfolio consists of high-quality, well-maintained assets for which we have implemented modern processing, treating, measurement, and operating technologies. We believe our forward-looking facility designs enable customers to reduce their environmental impact and enhance operational efficiency.

•Sustainability and safety. Our culture of safety and focus on protecting the environment inform decision making throughout the organization. We strive to minimize emissions by thoughtfully designing, constructing, and operating our assets, and collaborating with state and federal regulatory agencies and environmental groups, producers, and industry partners to reduce or offset emissions in our operations. Through our company-wide safety initiatives, we are committed to the safe and efficient delivery of energy for our customers, with an emphasis on true care and concern for each other, a standardized safety training program, and significant investments in asset integrity.

•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility, as 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts for the year ended December 31, 2021. In addition, we mitigate volumetric risk through minimum-volume commitments and cost-of-service contract structures. For the year ended December 31, 2021, 81% of our natural-gas throughput, 96% of our crude-oil and NGLs throughput, and 100% of our produced-water throughput were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital market cycles. As of December 31, 2021, there was $2.0 billion in available borrowing capacity under the RCF.

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

WES AND WES OPERATING’S RELATIONSHIP WITH OCCIDENTAL PETROLEUM CORPORATION

The officers of our general partner manage our operations and activities under the direction and supervision of the Board of our general partner, which is a wholly owned subsidiary of Occidental. Occidental is among the largest independent oil and gas exploration and production companies in the world. Occidental’s upstream oil and gas business explores for, develops, and produces crude oil and condensate, NGLs, and natural gas.
As of December 31, 2021, Occidental held (i) 200,281,578 of our common units, representing a 48.6% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.2% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH, which is reflected as a noncontrolling interest within our consolidated financial statements. As of December 31, 2021, Occidental held 49.7% of our outstanding common units.
For the year ended December 31, 2021, 57% of Total revenues and other, 36% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
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
Pursuant to the Services Agreement entered into as part of the December 2019 Agreements, Occidental agreed to (i) continue to provide certain administrative and operational services to us for up to a two-year transition period, and (ii) transfer certain Occidental employees to the Partnership, with the Partnership assuming liabilities relating to those employees at the time of their transfer. In late March 2020, seconded employees’ employment was transferred to the Partnership. Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.
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

INDUSTRY OVERVIEW

The midstream industry is the link between the exploration for and production of natural gas, NGLs, and crude oil and the delivery of these hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the midstream value chain by gathering production from producers at the wellhead or production facility, separating the produced hydrocarbons into various components, delivering these components to end-use markets, and where applicable, gathering and disposing of produced water.
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

Contractual Arrangements

Midstream services, other than transportation, are usually provided under contractual arrangements that vary in terms of exposure to commodity-price risk. Three typical contract types, or combinations thereof, include the following:

•Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of (i) natural gas, NGLs, or crude oil that is gathered, treated, processed, and/or transported, or (ii) produced water gathered and disposed of, at its facilities. As a result, the per-unit price received by the service provider does not vary with commodity-price changes, thereby minimizing the service provider’s direct commodity-price risk exposure.

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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2021.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing, & Treating	14	1,370	53	544,279	3	1,818
West Texas	DBM oil system (5)	Gathering & Treating	16	—	292	13,473	1	646
West Texas	DBM water systems	Gathering & Disposal	—	—	1,300	59,390	5	804
West Texas	Mi Vida (6)	Processing	1	200	—	20,000	—	—
West Texas	Ranch Westex (7)	Processing	2	125	—	10,090	—	6
East Texas	Mont Belvieu JV (8)	Processing	2	—	170	—	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	200	15	29,400	1	58
South Texas	Springfield system (9)	Gathering and Treating	3	—	75	111,911	2	857
Total			41	1,895	1,905	788,543	12	4,189
_________________________________________________________________________________________
(1)Includes 70 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes owned and leased compressors and compression horsepower.
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

West Texas and New Mexico

West Texas gathering, processing, and treating complex

•Customers. For the year ended December 31, 2021, Occidental’s production represented 48% of the West Texas complex throughput, and the largest third-party customer provided 14% of the throughput.

•Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring, Wolfcamp, and Penn formations in the Delaware Basin portion of the Permian Basin.

•Delivery points. Gas is dehydrated, compressed, and delivered to the Ranch Westex and Mi Vida plants (see below) and within the West Texas complex for processing, while lean gas is delivered into Enterprise GC, L.P.’s pipeline for ultimate delivery into Energy Transfer LP’s (“ET”) Oasis pipeline (the “Oasis pipeline”). Residue gas from the West Texas complex is delivered to the Red Bluff Express pipeline and the Ramsey Residue Lines, which extend from the complex to the south and to the north, with both lines connecting with Kinder Morgan, Inc.’s interstate pipeline system. NGLs production is primarily delivered into the Sand Hills pipeline and Lone Star NGL LLC’s pipeline (“Lone Star pipeline”).

DBM oil-gathering system, treating facilities, and storage

•Customers. As of December 31, 2021, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2021, Occidental’s production represented 97% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water disposal systems

•Customers. For the year ended December 31, 2021, DBM water systems throughput was from Occidental and numerous third-party producers, with Occidental’s production representing 87% of the throughput.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Loving, Reeves, and Ward Counties in Texas.

Mi Vida processing plant

•Customers. As of December 31, 2021, Mi Vida plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern Pipeline Company LLC’s pipeline (“Transwestern pipeline”). NGLs production is delivered to the Lone Star pipeline.

Ranch Westex processing plant

•Customers. As of December 31, 2021, Ranch Westex plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Ranch Westex plant receives volumes from the West Texas complex and Crestwood Equity Partners LP’s gathering system. Residue gas from the Ranch Westex plant is delivered to the Oasis pipeline or Transwestern pipeline, and NGLs production is delivered to the Lone Star pipeline.

East Texas

Grimes
San Jacinto
Montgomery
Hardin
Liberty
Jefferson
Mont Belvieu JV
(25% Interest)
Waller
Harris
TEXAS
Austin
Chambers
Processing/Treating
Fort Bend
Brazoria
Galveston
Wharton

Mont Belvieu JV fractionation trains

•Customers. The Mont Belvieu JV does not contract with customers directly but is allocated volumes from Enterprise Products Partners LP’s (“Enterprise”) based on the available capacity of the other trains at Enterprise’s NGLs fractionation complex in Mont Belvieu, Texas.

•Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines, including Enterprise’s Seminole pipeline (“Seminole pipeline”), Skelly-Belvieu Pipeline Company, LLC’s pipeline, TEP’s pipeline, and the Panola pipeline (see Transportation within these Items 1 and 2). NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminals.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
TEXAS
Karnes
Bee
Brasada
Dimmit
La Salle
McMullen
Live Oak
Springfield
Webb
Duval
Jim Wells
Gas-Gathering System
Oil-Gathering System
Processing/Treating

Brasada gathering, stabilization, treating, and processing complex

•Customers. For the year ended December 31, 2021, Brasada complex throughput was from one third-party customer.

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

Springfield gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2021, Springfield system throughput was from numerous third-party customers.

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

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	16	1,730	54	378,644	2	2,526
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	6,095	1	454
Utah	Chipeta (4)	Processing	3	790	—	76,125	—	2
Total			25	2,520	209	460,864	3	2,982
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
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2021, Occidental’s production represented 57% of the DJ Basin complex throughput, and the two largest third-party customers provided 28% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2021, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionators and associated truck-loading facility at the Platte Valley and Wattenberg plants provides access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2021, all of the DJ Basin oil system throughput was from Occidental’s production.

•Supply. The DJ Basin oil system, which is supplied primarily by the Wattenberg field, gathers high-vapor-pressure crude oil and delivers it to the COSF. The COSF includes two 250,000 barrel crude-oil storage tanks.

•Delivery points. The COSF has market access to the White Cliffs pipeline, Saddlehorn pipeline, Tallgrass Energy’s Pony Express pipeline and rail-loading facilities in Tampa, Colorado, and local markets.

Utah

Summit
Daggett
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio
Blanco
UTAH
Utah
Carbon
Emery
Grand
Processing/Treating

Chipeta processing complex

•Customers. For the year ended December 31, 2021, Chipeta complex throughput was from numerous third-party customers, with the two largest customers providing 89% of the throughput.

•Supply. Chipeta’s inlet is connected to Caerus Oil and Gas LLC’s Greater Natural Buttes gathering system, the Dominion Energy Questar Pipeline, LLC system (“Questar pipeline”), and Three Rivers Gathering, LLC’s system, which is owned by MPLX LP (“MPLX”).

•Delivery points. The Chipeta plant delivers NGLs via the GNB NGL pipeline to Enterprise’s Mid-America Pipeline Company pipeline (“MAPL pipeline”), which provides transportation through Seminole pipeline and TEP’s pipeline in West Texas, and ultimately to the NGLs fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the CIG pipeline, Questar pipeline, and Wyoming Interstate Company’s pipeline (“WIC pipeline”) that deliver residue gas to markets throughout the Rockies and Western United States.

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Hilight system	Gathering & Processing	2	60	38,221	1	1,208
Southwest Wyoming	Granger complex (1)	Gathering & Processing	4	520	46,157	1	788
Southwest Wyoming	Red Desert complex	Gathering	—	—	20,929	1	1,123
Southwest Wyoming	Rendezvous (2)	Gathering	—	—	7,485	1	286
Total			6	580	112,792	4	3,405
_________________________________________________________________________________________
(1)The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant that is currently inactive.
(2)We have a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Sheridan
Park
Big Horn
Crook
Campbell
Johnson
Washakie
Weston
Teton
Hot Springs
Hilight
WYOMING
Fremont
Natrona
Converse
Niobrara
Sublette
Rendezvous
(22% Interest)
Red Desert
Platte
Goshen
Lincoln
Carbon
Albany
Sweetwater
Granger
Gathering System
Processing/Treating

Northeast Wyoming

Hilight gathering system and processing plant

•Customers. For the year ended December 31, 2021, gas gathered and processed at the Hilight system was from third-party customers, with the two largest customers providing 59% of the system throughput.

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

Southwest Wyoming

Granger gathering and processing complex

•Customers. For the year ended December 31, 2021, Granger complex throughput was from third-party customers, with the three largest customers providing 81% of the throughput.

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

Red Desert complex

•Customers. For the year ended December 31, 2021, Red Desert complex throughput was from third-party customers, with the three largest customers providing 57% of the throughput.

•Supply and delivery points. The Red Desert complex gathers and compresses natural gas produced from the eastern portion of the Greater Green River Basin and delivers to a third party for processing.

Rendezvous gathering system

•Customers. For the year ended December 31, 2021, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to our Granger plant and MPLX’s Blacks Fork gas-processing plant, which connects to the Questar pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

Overview - North-central Pennsylvania

Location	Asset	Type	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	13,800	3	146
_________________________________________________________________________________________
(1)We own a 33.75% interest in the Marcellus Interest gathering systems.

Steuben
Chemung
Tioga
NEW YORK
Broome
Susquehanna
Bradford
PENNSYLVANIA
Tioga
Potter
Wyoming
Lackawanna
Sullivan
Clinton
Lycoming
Marcellus
(33.75% Interest)
Luzerne
Monroe
Columbia
Montour
Union
Centre
Carbon
Snyder
Northumberland
Schuylkill
Huffin
Huntingdon
Juaniata
Perry
Dauphin
Berks
Gathering System

Marcellus gathering systems

•Customers. As of December 31, 2021, the Marcellus Interest gathering systems had two priority shippers. The largest producer provided approximately 80% of the throughput for the year ended December 31, 2021. Capacity not used by priority shippers is available to other third parties as determined by the operating partner, Alta Resources Development, LLC.

•Supply and delivery points. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

TRANSPORTATION

MIGC
OTTCO
Saddlehorn
(20% Interest)
Wamsutter
GNB Pipeline
White Cliffs Pipeline
(10% Interest)
Front Range Pipeline
(33.3% Interest)
Texas Express Gathering
(20% Interest)
Texas Express Pipeline
(20% Interest)
Panola
(15% Interest)
Red Bluff Express
(30% Interest)
Cactus II
(15% Interest)
Whitethorn
(20% Interest)
Natural Gas
Crude Oil
NGLs
Wyoming
South Dakota
Minnesota
Iowa
Nebraska
Utah
Colorado
Kansas
Oklahoma
New Mexico
Arizona
Texas

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	1,052
Wyoming, Colorado, Kansas, Oklahoma	Saddlehorn (1) (2)	Oil	20.00%	604
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	243
Southwest Wyoming	OTTCO	Gas	100.00%	233
Southwest Wyoming	Wamsutter	Oil	100.00%	79
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	447
Texas	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	594
Texas	Whitethorn LLC (2)	Oil	20.00%	418
Texas	Panola (1) (2)	NGLs	15.00%	249
Texas	Cactus II (1) (2)	Oil	15.00%	454
Texas	Red Bluff Express (1) (2)	Gas	30.00%	123
Total				4,667
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline

•Customers. The White Cliffs pipeline had multiple committed shippers, including Occidental, as of December 31, 2021. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual-pipeline system provides crude-oil and NGL takeaway capacity from Platteville, Colorado, to Cushing, Oklahoma.

•Supply. The White Cliffs pipeline is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

•Delivery points. The White Cliffs pipeline delivery point is ET’s storage facility in Cushing, Oklahoma, which ultimately delivers to Gulf Coast and mid-continent refineries.

Saddlehorn pipeline

•Customers. The Saddlehorn pipeline had multiple committed shippers, including Occidental, as of December 31, 2021. Other parties may also ship on the Saddlehorn pipeline at FERC-based rates.

•Supply. The Saddlehorn pipeline has multiple origin points including: Cheyenne, Wyoming; Ft. Laramie, Wyoming; Carr, Colorado; and Platteville, Colorado. Saddlehorn is supplied by the DJ Basin and basins that connect to a Wyoming access point.

•Delivery points. The Saddlehorn pipeline delivers crude oil and condensate to storage facilities in Cushing, Oklahoma.

Rocky Mountains - Utah

GNB NGL pipeline

•Customers. There were three primary shippers on the GNB NGL pipeline as of December 31, 2021. The GNB NGL pipeline provides capacity at the posted FERC-based rates.

•Supply. The GNB NGL pipeline has the ability to receive NGLs from Chipeta’s gas-processing facility and MPLX’s Stagecoach/Iron Horse gas-processing complex.

•Delivery points. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP’s pipeline, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Wyoming

MIGC transportation system

•Customers. For the year ended December 31, 2021, throughput on the MIGC system was from numerous third-party customers, with the two largest customers providing 81% of the system throughput. All parties on the MIGC system ship pursuant to a tariff on file with FERC.

•Supply. MIGC receives gas from the Hilight system, Evolution Midstream’s Jewell plant, and from WBI Energy Transmission, Inc.

•Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to interstate pipelines including the CIG pipeline, Tallgrass Interstate Gas Transmission pipeline, and WIC pipeline. Volumes can also be delivered to Cheyenne Light Fuel & Power and several industrial users.

OTTCO transportation system

•Customers. For the year ended December 31, 2021, throughput on the OTTCO transportation system was from numerous third-party shippers. Revenues on the OTTCO transportation system are generated from contracts that contain minimum-volume commitments and volumetric fees paid by shippers under firm and interruptible gas-transportation agreements.

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

Wamsutter pipeline

•Customers. For the year ended December 31, 2021, 96% of the Wamsutter pipeline throughput was from one third-party shipper. Revenues on the Wamsutter pipeline are generated from tariff-based rates regulated by the Wyoming Public Service Commission.

•Supply and delivery points. The Wamsutter pipeline has active receipt points in Sweetwater County, Wyoming, and delivers crude oil to MPLX LP’s SLC Core Pipeline System.

Texas

TEFR Interests

•Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2021, FRP had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate.

•Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas and the Texas panhandle with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2021.

•Texas Express Pipeline. TEP delivers to NGLs fractionation and storage facilities in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines or systems including FRP, the MAPL pipeline, and TEG. As of December 31, 2021, TEP had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates.

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

Panola pipeline

Supply and delivery points. The Panola pipeline transports NGLs from Panola County, Texas, to Mont Belvieu, Texas. As of December 31, 2021, the Panola pipeline had multiple committed shippers. The Panola pipeline provides capacity to other shippers at the posted FERC-based rates.

Cactus II pipeline

•Customers. As of December 31, 2021, the Cactus II pipeline had multiple committed shippers, including Occidental. The Cactus II pipeline also provides capacity to other shippers at the posted FERC-based rates.

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

Red Bluff Express pipeline

•Customers. As of December 31, 2021, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The Red Bluff Express pipeline also provides capacity to other shippers at the posted FERC-based rates. In December 2020, we entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline.

•Supply and delivery points. The Red Bluff Express pipeline is supplied by production from our West Texas complex and other third-party plants. The Red Bluff Express pipeline transports natural gas from Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas.

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
For example, in October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on (i) the safety of gas-transmission pipelines (i.e., the first of the three parts of the Mega Rule), (ii) the safety of hazardous liquid pipelines, and (iii) enhanced emergency-order procedures. The gas-transmission rule requires operators of gas-transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the MOP. In addition, the rule updates reporting and records-retention standards for gas-transmission pipelines. This rule took effect on July 1, 2020. In November 2021, PHMSA released another part of the Mega Rule to expand regulations on U.S. natural-gas gathering lines. This rule requires operators of all onshore gas-gathering lines to report incidents and file annual reports and imposes additional safety requirements for larger diameter (i.e., outer diameters of 8.625 inches or greater), higher operating pressure gas-gathering lines. The remaining gas-transmission issues will be addressed in the last part of the Mega Rule, titled, “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments.”
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
Interstate Liquids-Pipeline Regulation
Regulation of interstate liquids-pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL pipeline provides interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. We also own interests in FRP, TEP, Saddlehorn, Panola, Cactus II, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier under the same statues and regulations. FERC regulation requires that interstate liquid-pipeline rates, including rates for transportation of NGLs and crude oil, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs and crude-oil pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease rates in accordance with an index adjustment specified by FERC. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, FERC established the index level for the five-year period commencing on July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer-price index for finished goods (“PPI-FG”) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022, through June 30, 2026. FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. Subsequent appellate review could result in a further change to the index. Under FERC’s regulations, an NGLs or crude-oil pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.
The Interstate Commerce Act permits interested persons to challenge proposed new rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months pending an investigation. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just-and-reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own initiative, a changed rate and may order a carrier to reduce its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just-and-reasonable rate for a period of up to two years prior to the filing of a complaint. FERC’s Revised Policy on Treatment of Income Taxes (“Revised Policy Statement”), that no longer permits MLPs to recover an income tax allowance in cost-of-service rates, applies to our pipelines regulated under the Interstate Commerce Act. The Revised Policy Statement may result in an adverse impact on revenues associated with the cost-of-service rates of our FERC-regulated interstate pipelines.
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
•the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and
•U.S. Department of Transportation regulations, which relate to advancing the safe transportation of hazardous materials, pipeline safety, and emergency response preparedness.

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
The following are examples of proposed and/or final regulations or other regulatory initiatives that could have a potentially material impact on us:

•Ground-Level Ozone Standards. In 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion under the primary standard to 70 parts per billion under the secondary standard to provide requisite protection of public health and welfare. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable,” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. State implementation of the 2015 NAAQS could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•Reduction of Methane Emissions by the Oil and Gas Industry. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds (“VOC”) from certain new, modified, and reconstructed oil and natural-gas production and natural-gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS to, among other things, hydraulically fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural-gas processing plants and pneumatic pumps. In November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural-gas sector. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. At the state level, some states where we conduct operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural-gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, methane fees, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020, which became effective in November 2016, and to which the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50%, to 52% below 2005 levels in 2030, and achieving net zero GHG-emissions economy-wide by no later than 2050. Additionally, in Colorado, the Colorado Air Quality Control Commission adopted regulations in December 2021 that increase leak detection and repair inspections at oil and natural-gas facilities and required the reduction of methane emissions from certain oil and natural-gas operations. The implementation of substantial limitations on GHG emissions in areas where we conduct operations could result in increased compliance costs to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and have a material adverse effect on our business, financial condition, and results of operations.

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

HUMAN CAPITAL RESOURCES

The officers of our general partner manage our operations and activities under the direction and supervision of the Board. As of December 31, 2021, WES employed 1,127 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be good.
Our ability to provide exceptional customer service and generate value for our stakeholders is dependent on our success in recruiting and retaining top talent. To that end, we offer our employees competitive compensation packages and incentive-based awards, as well as a comprehensive offering of health and retirement benefits. In addition, we offer our employees a wide range of programs to help foster work-life balance and support working families, including flexible work schedules and a generous paid-time-off program. To further support our people and the communities in which we live and work, we created the Community Betterment Task Force, comprised of WES senior leadership, to lead and implement our social involvement, and volunteering efforts. Our 2021 voluntary attrition rate was 6.63%, which is consistent with our historical rates and is, we believe, in part reflective of the efforts described above that we take to recruit and retain top talent.
Through regular training and orientation for employees and contractors and the inclusion of safety metrics in our incentive compensation program, we endeavor to create a culture in which safety underpins all decision making throughout the organization. As our employees continue to provide essential services during the COVID-19 crisis, we have developed and implemented a COVID-19 mitigation plan based on the Centers for Disease Control and Prevention (“CDC”) and state health guidelines. This plan includes the implementation of employee health-screening protocols, elevated cleaning measures, reducing shared spaces, purchasing masks for all personnel to be used when social-distancing measures are not possible, and providing work-from-home support to facilitate remote working. To ensure employees take adequate care of themselves and protect their coworkers’ health, employees receive additional paid sick leave until they are cleared to return to work. Additionally, as vaccines have become available for our workforce, we have actively communicated updates, providing up-to-date information and targeted communications about vaccine eligibility in each of the states where we operate.

Item 1A.  Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-K, and may make in other public filings, press releases, and statements by management, forward-looking statements concerning our operations, economic performance, and financial condition. These forward-looking statements include statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition, or include other “forward-looking” information.
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

•our ability to repay debt;

•the resolution of litigation or other disputes;

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

•the economic uncertainty from the worldwide outbreak of COVID-19;

•cyber attacks or security breaches; and

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
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose. For the year ended December 31, 2021, 57% of Total revenues and other, 36% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
Further, we are subject to the risk of non-payment or non-performance by Occidental, including with respect to our gathering and transportation agreements. We cannot predict the extent to which Occidental’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Occidental’s ability to perform under our gathering and transportation agreements with Occidental. Accordingly, any material non-payment or non-performance by Occidental could reduce our ability to make distributions to our unitholders.
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
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. As of February 15, 2022, WES Operating’s long-term debt was rated “BBB-” by Standard and Poor’s (“S&P”), BB+ by Fitch Ratings, and “Ba2” by Moody’s Investors Service (“Moody’s”). In 2020, WES Operating’s credit ratings were downgraded below investment grade by Fitch, S&P, and Moody’s. Because of these downgrades, financing costs under the RCF increased. Additionally, WES Operating currently has $3.1 billion of outstanding senior notes that provide for changes to the coupon rates following changes to WES Operating’s credit rating.
Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2021, there were $5.1 million in letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
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
In general terms, the prices of natural gas, oil, condensate, NGLs, and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. For example, market prices for natural gas have declined substantially from the highs achieved in 2008 and have generally remained depressed for several years. More recently, the COVID-19 pandemic and resulting mitigation measures have had an adverse impact on global economic conditions, and have contributed to significant volatility in demand for oil, NGLs, and natural gas, resulting in extended periods of lower commodity prices that negatively impacted our and our customers’ financial outlooks and activity levels.
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
While Occidental and other third-party producers have dedicated production from certain of its properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems, or the rate at which production declines. We also have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs, and other production and development costs. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering, processing, and treating assets.
Because of these factors, producers (including Occidental) may be deterred from developing known oil and natural-gas reserves existing in areas served by our assets. Moreover, Occidental and other third-party producers may not develop the acreage it has dedicated to us. If competition or reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, it could reduce our revenue and impair our ability to make cash distributions to our unitholders.
The global outbreak of COVID-19 may have an adverse impact on our operations and financial results.
The global outbreak of COVID-19 poses significant risks to our business and to the markets in which we operate. Many of our facilities require our field personnel to be on location to ensure safe and efficient operations. If a significant percentage of our workforce is unable to work, due to illness or travel or other COVID-19-related restrictions, we may experience significant operational disruptions or inefficiencies and a heightened risk of safety and environmental incidents. Similarly, we may be impacted by workforce attrition to the extent our employees are resistant to any vaccine or testing mandates that may be imposed upon us. Any such developments could materially and adversely affect our earnings, cash flows, and ability to make cash distributions to our unitholders.
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
Although inflation in the United States has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, supply chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis. While we cannot predict any future trends in the rate of inflation, the global COVID-19 pandemic has brought unprecedented uncertainty to the near-term economic outlook. A significant increase in inflation would raise our costs for labor, materials, and services, and to the extent we are unable to recover higher costs through our commercial agreements, would negatively impact our profitability and cash flows available for distribution to unitholders.
The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows rather than on our profitability, and we may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay distributions at previously announced levels to holders of our common units, or at all, even during periods in which we record net income.
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
To pay the announced fourth-quarter 2021 distribution of $0.32700 per unit per quarter, or $1.30800 per unit per year, we require per-quarter available cash of $134.7 million, or $538.8 million per year, based on the number of common units outstanding at January 31, 2022. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
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

Since the beginning of 2020, we have been engaged in initiatives that will facilitate our ability to operate more independently from Occidental. Our separation from Occidental entails risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
The difficulties of creating a stand-alone structure include, among other things, implementing operational and administrative technology systems, maintaining effective internal controls, replicating a regulatory compliance infrastructure, and hiring, training and retaining qualified personnel, the loss of which could reduce our competitiveness and prospects for future success. While we have achieved significant milestones in our separation from Occidental, attention to such organizational activities is continuing and could divert management’s attention from our existing business. Additionally, newly adopted systems, controls, and compliance infrastructure may face post-implementation challenges in the near term.
If any of these risks, or other unanticipated liabilities or costs were to arise, then desired benefits from our efforts to become independent from Occidental may not materialize. Such difficulties may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
Implementation of Colorado Senate Bill 19-181 may increase costs and limit oil and natural-gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.
On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. The new legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) has changed from fostering energy development in the state to regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to assume an increased role in regulating oil and natural-gas operations within their jurisdictions in a manner that may be more stringent than state-level rules. Effective January 15, 2021, COGCC began implementing the new Senate Bill 19-181 rules that include a unified permitting process, increased setbacks from schools, limitations on venting and flaring, enhanced wildlife protections, and, in conjunction with the Colorado Department of Public Health and Environment, requirements to evaluate the cumulative impacts of oil and gas operations. COGCC will finalize a rule proposing increased financial assurance later this year and additional rulemakings may be expected. Operators are adjusting to the new requirements, but are experiencing delayed drilling permit issuance and potentially will face increased operating costs, which could have a material adverse effect on our customers in Colorado, which in turn could reduce statewide demand for our midstream services significantly.
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
If commodity prices decrease, and producer activity reduces accordingly, we may be required to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their respective net book values. Because we are a related party of Occidental, the assets we previously acquired from Anadarko were recorded at Anadarko’s carrying value prior to the transaction. Accordingly, we may be at an increased risk for impairments because the initial book values of a substantial portion of our assets do not have a direct relationship with, and in some cases could be significantly higher than, the consideration paid to acquire such assets. See the discussion of material impairments in Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
Our construction of new assets is subject to regulatory, environmental, political, legal, and economic risks, which could adversely affect our results of operations and financial condition.
One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political, and legal uncertainties that are beyond our control. These uncertainties also could affect downstream assets, which we do not own or control, but which are critical to certain of our growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory, or political considerations, could have an adverse impact on the completion or utilization of our growth projects. In addition, construction activities could be subject to state, county, and local ordinances that restrict the time, place, or manner in which those activities may be conducted. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. In addition, we could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize.
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
Our operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating, and transporting natural gas, crude oil, NGLs, and produced water, including (i) damage to our assets and surrounding properties and disruption of our operations as a result of weather, natural disasters, or acts of terrorism; (ii) inadvertent damage from construction, farm, and utility equipment; (iii) leaks or losses of hydrocarbons or produced water; (iv) fires and explosions; and (v) other hazards that could also result in personal injury, loss of life, pollution, property or natural resource damages, and/or curtailment or suspension of operations.
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
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, Occidental, the owner of our general partner, may transfer its ownership interest in our general partner to a third party, also without unitholder consent. Our new general partner or the new owner of our general partner would then be in a position to replace the Board and officers of our general partner and to control the decisions taken by the Board and officers.
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
We had 402,993,919 common units outstanding as of December 31, 2021. Occidental currently holds 200,281,578 common units, representing 49.7% of our outstanding common units. Occidental’s shelf registration statement currently allows for the offer and sale of approximately 30.3 million common units, or 7.5% of our common units as of December 31, 2021, from time to time. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
For tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under applicable rules, our general partner may pay such amounts directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the economic burden resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans, and individual retirement accounts (or “IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our units.
Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are subject to U.S. federal income tax on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our units will generally be considered to be effectively connected income and subject to U.S. federal income tax. Additionally, distributions to non-U.S. unitholders will be reduced by withholding taxes at the highest applicable effective tax rate.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Treasury regulations and recent Treasury guidance further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs on or prior to December 31, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisor before investing in our common units.
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
On August 12, 2019, Sanchez Energy Corporation and certain of its affiliated companies (collectively, “Sanchez”) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While Sanchez holds a working interest in the acreage dedicated to our Springfield system, Sanchez also was the upstream operator for substantially all of the natural gas, crude oil, and NGLs that the Springfield system gathers and that WES processes in the Eagle Ford Shale Play. On April 29, 2020, we received notice that Sanchez filed a motion to reject a number of midstream and downstream agreements with commercial counterparties, including Sanchez’s Springfield gathering agreements and agreements obligating Sanchez to deliver the gas volumes gathered by the Springfield system to our Brasada processing plant. We objected to Sanchez’s rejection and instituted an adversary proceeding regarding such rejection. On May 15, 2020, Gavilan Resources LLC (“Gavilan”), an entity that owns a 25% working interest in the acreage where the Springfield gathering system and Brasada processing plant are located, also filed for Chapter 11 bankruptcy protection. As a part of this bankruptcy, Mesquite Energy, Inc. (the successor to Sanchez) (“Mesquite”) purchased Gavilan’s assets at auction. Gavilan did not assume and assign its agreements with Springfield as part of its asset sale. The parties reached a comprehensive legal and commercial settlement of these disputes in December 2021.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 17, 2022, there were 21 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards to our independent directors, executive officers, and employees under (i) the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “2012 LTIP”), (ii) the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP,” assumed by the Partnership in connection with the Merger), and (iii) the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). The 2012 LTIP, the 2017 LTIP, and the 2021 LTIP permit the issuance of up to 3,000,000, 3,431,251, and 9,500,000 units, respectively, of which 484,909, 2,308,578, and 9,500,000 units, respectively, remained available for future issuance as of December 31, 2021. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the Purchase Program during the fourth quarter of 2021:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2021	143,033	$20.99	143,033	$110,098,000
November 1-30, 2021	417,493	20.70	417,493	101,456,000
December 1-31, 2021	5,060,924	20.05	5,060,924	—
Total	5,621,450	20.12	5,621,450
______________________________________________________________________________________
(1)In November 2020, WES announced the Purchase Program, pursuant to which we may purchase up to $250.0 million in aggregate value of our common units through December 31, 2021. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled. The above table includes units repurchased from Occidental, see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions.

Available cash. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The amount of available cash generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures; (ii) to comply with applicable laws, debt instruments, or other agreements; or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

General partner interest. As of December 31, 2021, our general partner owned a 2.2% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2021 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of December 31, 2021, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2021, included the following:

•WES Operating redeemed the total principal amount outstanding of $431.1 million of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.

•WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer.

•We repurchased 8,707,869 common units on the open market for an aggregate purchase price of $167.2 million and 2,500,000 common units from Occidental for an aggregate purchase price of $50.2 million.

•Our fourth-quarter 2021 per-unit distribution of $0.32700 increased $0.004 from the third-quarter 2021 per-unit distribution of $0.32300.

•Natural-gas throughput attributable to WES totaled 4,148 MMcf/d for the year ended December 31, 2021, representing a 3% decrease compared to the year ended December 31, 2020.

•Crude-oil and NGLs throughput attributable to WES totaled 659 MBbls/d for the year ended December 31, 2021, representing a 6% decrease compared to the year ended December 31, 2020.

•Produced-water throughput attributable to WES totaled 703 MBbls/d for the year ended December 31, 2021, representing a 1% increase compared to the year ended December 31, 2020.

•Gross margin was $2.0 billion for the year ended December 31, 2021, representing a 4% decrease compared to the year ended December 31, 2020. See Key Performance Metrics within this Item 7.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 7) averaged $1.24 per Mcf for the year ended December 31, 2021, representing a 7% increase compared to the year ended December 31, 2020.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 7) averaged $2.28 per Bbl for the year ended December 31, 2021, representing a 10% decrease compared to the year ended December 31, 2020.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 7) averaged $0.93 per Bbl for the year ended December 31, 2021, representing a 5% decrease compared to the year ended December 31, 2020.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,256	1,297	(3)%	1,226	6%
DJ Basin	1,369	1,305	5%	1,236	6%
Equity investments	463	445	4%	398	12%
Other	1,215	1,386	(12)%	1,563	(11)%
Total throughput for natural-gas assets	4,303	4,433	(3)%	4,423	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	183	189	(3)%	150	26%
DJ Basin	90	101	(11)%	118	(14)%
Equity investments	366	381	(4)%	343	11%
Other	33	41	(20)%	52	(21)%
Total throughput for crude-oil and NGLs assets	672	712	(6)%	663	7%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	717	712	1%	556	28%
Total throughput for produced-water assets	717	712	1%	556	28%

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
We operate in Texas, New Mexico, Colorado, Utah, Wyoming, and North-central Pennsylvania, with a substantial portion of our business concentrated in West Texas and the Rocky Mountains. For example, for the year ended December 31, 2021, our West Texas and DJ Basin assets provided (i) 47% and 35%, respectively, of Total revenues and other, (ii) 33% and 36%, respectively, each of our throughput for natural-gas assets (excluding equity-investment throughput), (iii) 60% and 29%, respectively, of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2021, 57% of Total revenues and other, 36% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payment, and/or cost-of-service commitments under certain of our contracts.
For the year ended December 31, 2021, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
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

HOW WE EVALUATE OUR OPERATIONS

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) throughput, (ii) operating and maintenance expenses, (iii) general and administrative expenses, and (iv) the following non-GAAP financial measures: Adjusted gross margin, Adjusted EBITDA, and Free cash flow (see in Key Performance Metrics within this Item 7).

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

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the year ended December 31, 2021, include the following impacts related to this change (i) decrease of $45.9 million in Service revenues – fee based, (ii) decrease of $21.2 million in Product sales, and (iii) decrease of $67.1 million in Cost of product expense. Year-over-year variances for the year ended December 31, 2020, include the following impacts related to this change (i) decrease of $130.9 million in Service revenues – fee based, (ii) decrease of $29.7 million in Product sales, and (iii) decrease of $160.6 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Key Performance Metrics within this Item 7). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex, Springfield system, DJ Basin oil system, Marcellus Interest systems, and DBM oil and water systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. Annual adjustments are made to cost-of-service rates charged under these agreements, and for certain of them, a cumulative catch-up revenue adjustment related to services already provided may be recorded. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Weather-related impacts. In February 2021, the U.S. experienced winter storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S., including Texas, and in March 2021, Colorado experienced a historic blizzard. Winter storm Uri adversely affected our volumes for approximately ten days and the blizzard in Colorado likewise disrupted our assets in that state. We estimate the impact of these weather events reduced our net income and Adjusted EBITDA (as defined under the caption Key Performance Metrics within this Item 2) for the year ended December 31, 2021, by approximately $30 million due to lower volumes, the impact of commodity prices, and higher operating expenses related to utilities.

Impairments. We recognized long-lived asset and other impairments of $30.5 million, $203.9 million, and $6.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2020, we also recognized a goodwill impairment of $441.0 million, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero.
For a description of impairments recorded, see Note 9—Property, Plant, and Equipment, Note 7—Equity Investments, and Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

General and administrative expenses. On December 31, 2019, we entered into the December 2019 Agreements, which helped facilitate our ability to operate more independently from Occidental. As a result, beginning in 2020, we began incurring costs to (i) implement technology systems to manage the operations and administration of our day-to-day business, (ii) secure our dedicated workforce, and (iii) operate as a stand-alone entity. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Acquisitions and divestitures. In October 2020, we (i) sold our 14.81% interest in Fort Union, which was accounted for under the equity method of accounting, and (ii) entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party.
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
In February 2019, WES Operating acquired AMA from Anadarko. In January 2019, we acquired a 30% interest in Red Bluff Express.
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2021	2020	2019
Total revenues and other (1)	$2,877,155	$2,772,592	$2,746,174
Equity income, net – related parties	204,645	226,750	237,518
Total operating expenses (1)	1,745,573	2,129,063	1,750,943
Gain (loss) on divestiture and other, net	44	8,634	(1,406)
Operating income (loss)	1,336,271	878,913	1,231,343
Interest income – Anadarko note receivable	—	11,736	16,900
Interest expense	(376,512)	(380,058)	(303,286)
Gain (loss) on early extinguishment of debt	(24,944)	11,234	—
Other income (expense), net	(623)	1,025	(123,785)
Income (loss) before income taxes	934,192	522,850	821,172
Income tax expense (benefit)	(9,807)	5,998	13,472
Net income (loss)	943,999	516,852	807,700
Net income (loss) attributable to noncontrolling interests	27,707	(10,160)	110,459
Net income (loss) attributable to Western Midstream Partners, LP (2)	$916,292	$527,012	$697,241
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

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2021” refer to the comparison of the year ended December 31, 2021, to the year ended December 31, 2020, and any increases or decreases “for the year ended December 31, 2020” refer to the comparison of the year ended December 31, 2020, to the year ended December 31, 2019.

Throughput

	Year Ended December 31,
	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	466	543	(14)%	528	3%
Processing	3,374	3,445	(2)%	3,497	(1)%
Equity investments (1)	463	445	4%	398	12%
Total throughput	4,303	4,433	(3)%	4,423	—%
Throughput attributable to noncontrolling interests (2)	155	159	(3)%	175	(9)%
Total throughput attributable to WES for natural-gas assets	4,148	4,274	(3)%	4,248	1%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	306	331	(8)%	320	3%
Equity investments (3)	366	381	(4)%	343	11%
Total throughput	672	712	(6)%	663	7%
Throughput attributable to noncontrolling interests (2)	13	14	(7)%	13	8%
Total throughput attributable to WES for crude-oil and NGLs assets	659	698	(6)%	650	7%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	717	712	1%	556	28%
Throughput attributable to noncontrolling interests (2)	14	14	—%	11	27%
Total throughput attributable to WES for produced-water assets	703	698	1%	545	28%
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

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 77 MMcf/d for the year ended December 31, 2021, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021 and (ii) production declines and the impact of winter storm Uri at the Springfield gas-gathering system. These decreases were offset partially by increased production in areas around the Marcellus Interest systems.
Gathering, treating, and transportation throughput increased by 15 MMcf/d for the year ended December 31, 2020, primarily due to increased production in areas around the Marcellus Interest systems, partially offset by production declines in areas around the Bison treating facility and Springfield gas-gathering system.
Processing throughput decreased by 71 MMcf/d for the year ended December 31, 2021, primarily due to (i) lower production and the impact of winter storm Uri at the West Texas complex, (ii) the Granger straddle plant being held idle beginning in the third quarter of 2020, and (iii) lower volumes at the Granger and Brasada complexes due to production declines in the areas. These decreases were offset partially by higher volumes at the DJ Basin complex primarily due to an additional third-party connection to Latham Train II beginning January 1, 2021.

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
Equity-investment throughput increased by 18 MMcf/d for the year ended December 31, 2021, primarily due to increased volumes on Red Bluff Express and at the Mi Vida plant, partially offset by (i) decreased volumes at the Rendezvous system due to production declines in the area and (ii) decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020.
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

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput decreased by 25 MBbls/d for the year ended December 31, 2021, primarily due to (i) lower volumes at the DJ Basin and Springfield oil systems resulting from production declines in the areas and (ii) lower volumes at the DBM oil system due to lower production and the impact of winter storm Uri.
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
Equity-investment throughput decreased by 15 MBbls/d for the year ended December 31, 2021, primarily due to decreased volumes on the Whitethorn pipeline, partially offset by increased volumes on the Saddlehorn pipeline.
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

Produced-water assets

Gathering and disposal throughput increased by 5 MBbls/d for the year ended December 31, 2021, due to increased volumes at the DBM water systems resulting from (i) higher production in the area, primarily during the second half of 2021, and (ii) new third-party connections brought online during the fourth quarter of 2021. These increases were offset partially by the impact of winter storm Uri.
Gathering and disposal throughput increased by 156 MBbls/d for the year ended December 31, 2020, due to increased throughput at the DBM water systems resulting from additional (i) production, (ii) water-disposal facilities, and (iii) offload connections that increased capacity of the systems.

Service Revenues

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Service revenues – fee based	$2,462,835	$2,584,323	(5)%	$2,388,191	8%
Service revenues – product based	122,584	48,369	153%	70,127	(31)%
Total service revenues	$2,585,419	$2,632,692	(2)%	$2,458,318	7%

Service revenues – fee based

Service revenues – fee based decreased by $121.5 million for the year ended December 31, 2021, primarily due to decreases of (i) $45.9 million, resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7), (ii) $36.4 million at the DBM oil system due to decreased throughput, including the impact of winter storm Uri, and lower lease revenue under the operating and maintenance agreement with Occidental, (iii) $23.4 million at the DJ Basin oil system due to an annual cost-of-service rate adjustment made during the fourth quarter of 2021 and decreased throughput, partially offset by a higher average gathering fee, (iv) $19.0 million at the DJ Basin complex due to decreased throughput on certain fee-based contracts, (v) $17.0 million at the Bison treating facility due to the expiration of a minimum-volume-commitment contract in the fourth quarter of 2020, decreased throughput, and the sale of the facility to a third party during the second quarter of 2021, and (vi) $14.3 million at the DBM water systems due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, partially offset by increased throughput. These decreases were offset partially by increases of (i) $26.6 million at the West Texas complex due to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, partially offset by decreased throughput, including the impact of winter storm Uri, and (ii) $13.1 million at the Springfield system due to cumulative catch-up adjustments for a change in estimated consideration made in 2021 and a higher cost-of-service rate effective January 1, 2021.
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

Service revenues – product based

Service revenues – product based increased by $74.2 million for the year ended December 31, 2021, primarily due to increases of (i) $22.2 million at the West Texas complex due to an increase in electricity-related fees charged to customers during winter storm Uri, (ii) $20.5 million at the DJ Basin complex due to increased third-party volumes and average prices, and (iii) $8.9 million at the Granger complex, $8.5 million at the Hilight system, $6.9 million at the Chipeta complex, and $5.3 million at the MGR assets due to increased prices.
Service revenues – product based decreased by $21.8 million for the year ended December 31, 2020, primarily due to (i) decreased third-party volumes at the DJ Basin complex and MGR assets and (ii) decreased pricing across several systems.

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Natural-gas sales	$83,102	$30,527	172%	$66,557	(54)%
NGLs sales	207,845	108,032	92%	219,831	(51)%
Total Product sales	$290,947	$138,559	110%	$286,388	(52)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$4.31	$1.45	197%	$1.65	(12)%
NGLs (per Bbl)	33.69	13.14	156%	20.93	(37)%

Natural-gas sales

Natural-gas sales increased by $52.6 million for the year ended December 31, 2021, primarily due to increases of (i) $49.0 million at the West Texas complex attributable to an increase in average prices, (ii) $9.6 million at the MGR assets attributable to an increase in average prices, partially offset by a decrease in volumes sold, and (iii) $1.8 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7). These increases were offset partially by decreases of $5.6 million at the DJ Basin complex and $4.9 million at the Granger complex attributable to decreases in volumes sold, partially offset by increases in average prices.
Natural-gas sales decreased by $36.0 million for the year ended December 31, 2020, primarily due to decreases of (i) $15.2 million at the DJ Basin complex attributable to a decrease in average prices, (ii) $9.8 million at the West Texas complex attributable to a decrease in average prices, partially offset by increased volumes sold, (iii) $6.2 million at the Hilight system resulting from an accrual reversal in the first quarter of 2019 related to the Kitty Draw gathering-system shutdown, and (iv) $2.6 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).

NGLs sales

NGLs sales increased by $99.8 million for the year ended December 31, 2021, primarily due to increases of (i) $73.8 million at the West Texas complex attributable to an increase in average prices, partially offset by a decrease in volumes sold, (ii) $22.3 million at the Chipeta complex and $11.3 million at the Granger complex attributable to increases in average prices, and (iii) $6.5 million at the DJ Basin complex attributable to an increase in average prices and volumes sold. These increases were offset partially by a decrease of $23.0 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
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

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Equity income, net – related parties	$204,645	$226,750	(10)%	$237,518	(5)%

Equity income, net – related parties decreased by $22.1 million for the year ended December 31, 2021, primarily due to decreases of (i) $30.8 million at Whitethorn LLC related to commercial activities and lower volumes, (ii) $4.7 million at White Cliffs due to lower volumes, and (iii) $4.0 million at Cactus II due to an increase in depreciation expense recorded in 2021. These decreases were offset partially by increases of (i) $8.1 million at Mont Belvieu JV primarily from a load-reduction electricity credit received in the second quarter of 2021 related to winter storm Uri and (ii) $5.3 million and $4.6 million at Red Bluff Express and Saddlehorn, respectively, resulting from increased volumes.
Equity income, net – related parties decreased by $10.8 million for the year ended December 31, 2020, primarily due to decreases of (i) $38.8 million from Whitethorn LLC related to commercial activities and decreased volumes and (ii) $4.2 million from decreased rates at White Cliffs. These decreases were offset partially by increases of (i) $11.4 million related to the acquisition of our interest in Cactus II in June 2018, which began delivering crude oil during the third quarter of 2019, and (ii) $5.5 million at TEP, $5.3 million at Ranch Westex, $5.1 million at FRP, and $5.1 million at Red Bluff Express resulting from increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Residue purchases	$146,673	$65,193	125%	$100,570	(35)%
NGLs purchases	160,662	131,964	22%	331,872	(60)%
Other	14,950	(9,069)	NM	11,805	(177)%
Cost of product	322,285	188,088	71%	444,247	(58)%
Operation and maintenance	581,300	580,874	—%	641,219	(9)%
Total Cost of product and Operation and maintenance expenses	$903,585	$768,962	18%	$1,085,466	(29)%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases increased by $81.5 million for the year ended December 31, 2021, primarily due to increases of (i) $58.6 million at the West Texas complex, $6.7 million at the Chipeta complex, and $6.3 million at the Hilight system attributable to increases in average prices and (ii) $9.2 million at the MGR assets attributable to an increase in average prices, partially offset by a decrease in volumes purchased. These increases were offset partially by a decrease of $5.2 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
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

NGLs purchases

NGLs purchases increased by $28.7 million for the year ended December 31, 2021, primarily due to increases of (i) $40.4 million at the West Texas complex, $13.7 million at the Chipeta complex, and $8.2 million at the Granger complex attributable to increases in average prices, (ii) $21.5 million at the DJ Basin complex attributable to an increase in average prices and volumes purchased, and (iii) $4.1 million at the Brasada complex attributable to an increase in average prices, partially offset by a decrease in volumes purchased. These increases were offset partially by a decrease of $61.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).
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
Other items

Other items increased by $24.0 million for the year ended December 31, 2021, primarily due to increases of $29.1 million at the West Texas complex and $5.1 million at the Chipeta complex, primarily due to changes in imbalance positions, partially offset by a decrease of $11.7 million at the DJ Basin complex due to changes in imbalance positions.
Other items decreased by $20.9 million for the year ended December 31, 2020, primarily due to decreases of (i) $10.3 million at the West Texas complex due to changes in imbalance positions and (ii) $10.0 million at the DJ Basin complex due to a decrease in transportation costs and changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $0.4 million for the year ended December 31, 2021, primarily due to an increase of $7.6 million at the West Texas complex, mainly attributable to increased field-related expenses, as well as an increase in utilities expense resulting from the impact of winter storm Uri, partially offset by a decrease of $6.6 million at the Springfield system primarily due to decreased environmental and regulatory expenses.
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

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
General and administrative	$195,549	$155,769	26%	$114,591	36%
Property and other taxes	64,267	68,340	(6)%	61,352	11%
Depreciation and amortization	551,629	491,086	12%	483,255	2%
Long-lived asset and other impairments	30,543	203,889	(85)%	6,279	NM
Goodwill impairment	—	441,017	(100)%	—	NM
Total other operating expenses	$841,988	$1,360,101	(38)%	$665,477	104%

General and administrative expenses

General and administrative expenses increased by $39.8 million for the year ended December 31, 2021, primarily due to increases of (i) $23.7 million in personnel costs, including increased bonus-related contributions under our employee savings plan and equity-based compensation expense, and (ii) $16.9 million in contract and consulting costs primarily related to information technology services and fees.
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
For the year ended December 31, 2019, General and administrative expenses were determined by rate estimation and allocated to us from Occidental pursuant to the omnibus agreements. Effective with the December 2019 Agreements, WES began to incur such costs directly, or via direct charge from Occidental, pursuant to the terms of the Services Agreement.

Property and other taxes

Property and other taxes decreased by $4.1 million for the year ended December 31, 2021, primarily due to ad valorem tax decreases at the West Texas complex due to realized tax savings during 2021, partially offset by ad valorem tax increases in the DJ Basin due to higher tax rates.
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

Depreciation and amortization expense

Depreciation and amortization expense increased by $60.5 million for the year ended December 31, 2021, primarily due to increases of (i) $33.6 million at the DJ Basin complex, primarily as a result of a change in estimate for asset retirement obligations for the Third Creek gathering system in the comparative prior period, (ii) $13.2 million at the Hilight system due to revisions in cost estimates related to asset retirement obligations, (iii) $8.2 million related to depreciation for capitalized information technology implementation costs related to the stand-up of WES as an independent organization, (iv) $7.3 million at the MGR assets due to an acceleration of depreciation expense, as well as revisions in cost estimates related to asset retirement obligations, and (v) $7.2 million at the West Texas complex resulting from capital projects being placed into service. These increases were offset partially by a decrease of $17.4 million due to the sale of the Bison treating facility in the second quarter of 2021.

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

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the year ended December 31, 2021, was primarily due to (i) $14.2 million of impairments at the DJ Basin complex due to cancellation of projects and (ii) an $11.8 million other-than-temporary impairment of our investment in Ranch Westex.
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
For further information on Long-lived asset and other impairment expense, see Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Interest Income – Anadarko Note Receivable and Interest Expense

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Interest income – Anadarko note receivable	$—	$11,736	(100)%	$16,900	(31)%

Third parties
Long-term and short-term debt	$(366,570)	$(369,815)	(1)%	$(315,872)	17%
Finance lease liabilities	(861)	(1,510)	(43)%	—	NM
Commitment fees and amortization of debt-related costs	(12,705)	(13,501)	(6)%	(12,424)	9%
Capitalized interest	3,624	4,774	(24)%	26,980	(82)%
Related parties
APCWH Note Payable	—	—	—%	(1,833)	(100)%
Finance lease liabilities	—	(6)	(100)%	(137)	(96)%
Interest expense	$(376,512)	$(380,058)	(1)%	$(303,286)	25%

Interest income

Interest income - Anadarko note receivable decreased by $11.7 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement in September 2020. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest expense

Interest expense decreased by $3.5 million for the year ended December 31, 2021, primarily due to decreases of (i) $21.2 million due to the redemption of the total principal amount outstanding of the 5.375% Senior Notes due 2021 on March 1, 2021, (ii) $5.7 million due to lower outstanding balances on the 4.000% Senior Notes due 2022, Floating Rate Notes due 2023, 3.950% Senior Notes due 2025, and 4.650% Senior Notes due 2026, portions of which were repaid during the third quarter of 2021, and (iii) $3.6 million due to lower outstanding borrowings under the RCF in 2021. These decreases were offset partially by (i) an increase of $26.4 million in additional interest incurred from higher effective interest rates resulting from credit-rating downgrades on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and (ii) a decrease of $1.2 million in capitalized interest due to decreased capital expenditures.
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
See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Other income (expense), net	$(623)	$1,025	(161)%	$(123,785)	(101)%

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

Income Tax Expense (Benefit)

	Year Ended December 31,
thousands except percentages	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Income (loss) before income taxes	$934,192	$522,850	79%	$821,172	(36)%
Income tax expense (benefit)	(9,807)	5,998	NM	13,472	(55)%
Effective tax rate	NM	1%		2%

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
For the year ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and our Texas margin tax liability. For the year ended December 31, 2020, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2021	2020	Inc/ (Dec)	2019	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$1,882,726	$1,820,926	3%	$1,656,041	10%
Adjusted gross margin for crude-oil and NGLs assets	547,134	647,390	(15)%	578,100	12%
Adjusted gross margin for produced-water assets	237,656	249,889	(5)%	193,936	29%
Adjusted gross margin	2,667,516	2,718,205	(2)%	2,428,077	12%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.24	1.16	7%	1.07	8%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.28	2.54	(10)%	2.44	4%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.93	0.98	(5)%	0.97	1%
Adjusted EBITDA	1,946,690	2,030,366	(4)%	1,719,090	18%
Free cash flow	1,490,128	1,226,588	21%	36,709	NM
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

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds, percent-of-product, and keep-whole contracts, (ii) costs associated with the valuation of gas and NGLs imbalances, and (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties. The electricity-related expenses included in our Adjusted gross margin definition relate to pass-through expenses that are reimbursed by certain customers (recorded as revenue with an offset recorded as Operation and maintenance expense).
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.
Adjusted gross margin decreased by $50.7 million for the year ended December 31, 2021, primarily due to (i) decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, (ii) a decrease in distributions from Whitethorn LLC and Cactus II, (iii) decreased throughput and an annual cost-of-service rate adjustment made during the fourth quarter of 2021 at the DJ Basin oil system (see Revenue and cost of product under Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), (iv) the expiration of a minimum-volume-commitment contract in the fourth quarter of 2020 and decreased throughput at the Bison treating facility, which was sold to a third party during the second quarter of 2021, (v) a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the DBM water systems, and (vi) decreased throughput on certain fee-based contracts at the DJ Basin complex. These decreases were offset partially by (i) a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the West Texas complex, (ii) cumulative catch-up adjustments for a change in estimated consideration made in 2021 and a higher cost-of-service rate effective January 1, 2021, at the Springfield system, and (iii) an increase in distributions from Red Bluff Express and Ranch Westex.

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
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.08 for the year ended December 31, 2021, primarily due to (i) a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2021, at the West Texas complex and (ii) a higher cost-of-service rate effective January 1, 2021, at the Springfield system. These increases were offset partially by decreased throughput on certain fee-based contracts at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.09 for the year ended December 31, 2020, primarily due to increased throughput at the West Texas and DJ Basin complexes, which have higher-than-average per-Mcf margins as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.26 for the year ended December 31, 2021, primarily due to (i) an annual cost-of-service rate adjustment made during the fourth quarter of 2021 at the DJ Basin oil system and (ii) decreased throughput and lower lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These decreases were offset partially by a higher cost-of-service rate effective January 1, 2021, at the Springfield system.
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
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.05 for the year ended December 31, 2021, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2021.

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

Adjusted EBITDA decreased by $83.7 million for the year ended December 31, 2021, primarily due to (i) a $134.1 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $34.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and (iii) a $23.9 million decrease in distributions from equity investments. These amounts were offset partially by (i) a $104.6 million increase in total revenues and other and (ii) a $4.1 million decrease in property taxes.
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
Free cash flow increased by $263.5 million for the year ended December 31, 2021, primarily due to (i) an increase of $129.4 million in net cash provided by operating activities, (ii) a decrease of $109.9 million in capital expenditures, (iii) a decrease of $15.0 million in contributions to equity investments, and (iv) a $9.2 million increase in distributions from equity investments in excess of cumulative earnings.
Free cash flow increased by $1,189.9 million for the year ended December 31, 2020, primarily due to (i) a decrease of $765.7 million in capital expenditures, (ii) an increase of $313.3 million in net cash provided by operating activities, and (iii) a decrease of $109.0 million in contributions to equity investments.
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

	Year Ended December 31,
thousands	2021	2020	2019
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$2,877,155	$2,772,592	$2,746,174
Less:
Cost of product	322,285	188,088	444,247
Depreciation and amortization	551,629	491,086	483,255
Gross margin	2,003,241	2,093,418	1,818,672
Add:
Distributions from equity investments	254,901	278,797	264,828
Depreciation and amortization	551,629	491,086	483,255
Less:
Reimbursed electricity-related charges recorded as revenues	74,405	79,261	74,629
Adjusted gross margin attributable to noncontrolling interests (1)	67,850	65,835	64,049
Adjusted gross margin	$2,667,516	$2,718,205	$2,428,077
Adjusted gross margin for natural-gas assets	$1,882,726	$1,820,926	$1,656,041
Adjusted gross margin for crude-oil and NGLs assets	547,134	647,390	578,100
Adjusted gross margin for produced-water assets	237,656	249,889	193,936
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Year Ended December 31,
thousands	2021	2020	2019
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$943,999	$516,852	$807,700
Add:
Distributions from equity investments	254,901	278,797	264,828
Non-cash equity-based compensation expense	27,676	22,462	14,392
Interest expense	376,512	380,058	303,286
Income tax expense	4,403	10,278	13,472
Depreciation and amortization	551,629	491,086	483,255
Impairments (1)	30,543	644,906	6,279
Other expense	1,468	1,953	161,813
Less:
Gain (loss) on divestiture and other, net	44	8,634	(1,406)
Gain (loss) on early extinguishment of debt	(24,944)	11,234	—
Equity income, net – related parties	204,645	226,750	237,518
Interest income – Anadarko note receivable	—	11,736	16,900
Other income	585	2,785	37,792
Income tax benefit	14,210	4,280	—
Adjusted EBITDA attributable to noncontrolling interests (2)	49,901	50,607	45,131
Adjusted EBITDA	$1,946,690	$2,030,366	$1,719,090
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$1,766,852	$1,637,418	$1,324,100
Interest (income) expense, net	376,512	368,322	286,386
Uncontributed cash-based compensation awards	—	—	(1,102)
Accretion and amortization of long-term obligations, net	(7,635)	(8,654)	(8,441)
Current income tax expense (benefit)	(37)	2,702	5,863
Other (income) expense, net (3)	623	(1,025)	(1,549)
Cash paid to settle interest-rate swaps	—	25,621	107,685
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
Changes in assets and liabilities:
Accounts receivable, net	(16,366)	193,688	45,033
Accounts and imbalance payables and accrued liabilities, net	(114,887)	(144,437)	30,866
Other items, net	(49,856)	(24,822)	(54,876)
Adjusted EBITDA attributable to noncontrolling interests (2)	(49,901)	(50,607)	(45,131)
Adjusted EBITDA	$1,946,690	$2,030,366	$1,719,090
Cash flow information
Net cash provided by operating activities	$1,766,852	$1,637,418	$1,324,100
Net cash used in investing activities	(257,538)	(448,254)	(3,387,853)
Net cash provided by (used in) financing activities	(1,752,237)	(844,204)	2,071,573
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
(3)Excludes net non-cash losses on interest-rate swaps of $25.6 million for the year ended December 31, 2019. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
thousands	2021	2020	2019
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$1,766,852	$1,637,418	$1,324,100
Less:
Capital expenditures	313,674	423,602	1,189,254
Contributions to equity investments – related parties	4,435	19,388	128,393
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
Free cash flow	$1,490,128	$1,226,588	$36,709
Cash flow information
Net cash provided by operating activities	$1,766,852	$1,637,418	$1,324,100
Net cash used in investing activities	(257,538)	(448,254)	(3,387,853)
Net cash provided by (used in) financing activities	(1,752,237)	(844,204)	2,071,573

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

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During the first quarter of 2020, oil and natural-gas prices decreased significantly, driven by the expectation of increased supply and sharp declines in demand resulting from the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. These market dynamics had an adverse impact on producers that provide throughput into our systems, and we experienced decreased throughput at many of our locations. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices during 2020 ranged from a high of $63.27 per barrel in January 2020 to a low below $20.00 per barrel in April 2020, and prices during 2021 ranged from a low of $47.62 per barrel in January 2021 to a high of $84.65 per barrel in October 2021. Although commodity prices have rebounded to pre-pandemic levels, the extent and duration of the recent commodity-price volatility cannot be predicted, and potential impacts to our business include the following:

•We have exposure to increased credit risk to the extent any of our customers, including Occidental, is in financial distress. See Liquidity and Capital Resources—Credit risk within this Item 7 for additional information.

•An extended period of diminished earnings may restrict our ability to fully access our RCF, which contains various customary covenants, certain events of default, and a maximum consolidated leverage as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA for the most-recent four-consecutive fiscal quarters ending on such day). See Liquidity and Capital Resources—Debt and credit facilities within this Item 7 for additional information.

•As of December 31, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

To the extent producers continue with development plans in our areas of operation, we intend to continue to connect new wells or production facilities to our systems to maintain throughput on our systems and mitigate the impact of production declines. However, our success in connecting additional wells or production facilities is dependent on the activity levels of our customers. Additionally, we intend to continue to evaluate the crude-oil, NGLs, and natural-gas price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.

Liquidity and access to capital markets. Historically, we have accessed the debt and equity capital markets to raise money to fund growth projects, acquisitions, and to refinance long-term debt. From time to time, capital market turbulence and investor sentiment towards MLPs, and the broader energy industry, have raised our cost of capital and, in some cases, temporarily made certain sources of capital unavailable. If we require funding beyond our sources of liquidity and are either unable to access the capital markets or find alternative sources of capital at reasonable costs, our strategy may become more challenging to execute.

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

Impact of inflation and supply-chain disruptions. Although inflation in the United States has been relatively low in recent years, the U.S. economy currently is experiencing significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. A significant increase in inflation would raise our costs for labor, materials, and services, which could increase our operating costs and capital expenditures materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, short- and long-term interest rates increased during 2021, but remained low relative to historical averages. Any future increases in interest rates likely will result in an increase in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

Acquisition opportunities. We may pursue certain asset acquisitions where such acquisitions complement our existing asset base or allow us to capture operational efficiencies. However, if we do not make additional acquisitions on an economically accretive basis, our future growth could be limited.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include quarterly distributions, debt service, customary operating expenses, and capital expenditures. Our sources of liquidity as of December 31, 2021, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) reserves to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board declared a cash distribution to unitholders for the fourth quarter of 2021 of $0.32700 per unit, or $134.7 million in the aggregate. The cash distribution was paid on February 14, 2022, to our unitholders of record at the close of business on January 31, 2022.
In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. During the year ended December 31, 2021, we repurchased 8,707,869 common units on the open market for an aggregate purchase price of $167.2 million and 2,500,000 common units from Occidental for an aggregate purchase price of $50.2 million, fulfilling the entire $250.0 million authorized program. The units were canceled immediately upon receipt.
In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time.
For the year ended December 31, 2022, we estimate that our total capital expenditures will be between $375.0 million to $475.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta).
Management continuously monitors our leverage position and coordinates our capital expenditures and quarterly distributions with expected cash inflows and projected debt-service requirements. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance maturing debt balances with longer-term debt issuances. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part I, Item 1A of this Form 10-K.

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of December 31, 2021, we had a $455.4 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to the 4.000% Senior Notes due 2022 of $502.1 million being classified as short-term debt on the consolidated balance sheet as of December 31, 2021. As of December 31, 2021, there was $2.0 billion available for borrowing under the RCF. See Note 11—Selected Components of Working Capital and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures includes maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets; and expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to reduce costs, increase revenues, or increase system throughput or capacity from current levels.
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2021	2020	2019
Acquisitions	$—	$—	$2,100,804
Capital expenditures (1)	313,674	423,602	1,189,254
Capital incurred (1)	324,150	307,644	1,055,151
_________________________________________________________________________________________
(1)For the years ended December 31, 2021, 2020, and 2019 included $3.6 million, $4.8 million, and $23.3 million, respectively, of capitalized interest.

Acquisitions during 2019 included AMA and the 30% interest in Red Bluff Express. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Capital expenditures decreased by $109.9 million for the year ended December 31, 2021, primarily due to decreases of (i) $43.9 million at the DJ Basin complex primarily related to the completion of Latham Train II that commenced operations in the first quarter of 2020, and decreases in pipeline, well connection, and compression projects, (ii) $22.6 million at the West Texas complex primarily attributable to decreases in facility expansion, (iii) $15.7 million at the DBM oil system primarily related to the completion of the Loving ROTF Trains III and IV that commenced operations during the first and third quarters of 2020, respectively, and decreases in pipeline and well connection projects, (iv) $10.0 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects, and (v) $4.8 million at the DJ Basin oil system primarily related to decreases in pipeline projects.
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

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2021	2020	2019
Net cash provided by (used in):
Operating activities	$1,766,852	$1,637,418	$1,324,100
Investing activities	(257,538)	(448,254)	(3,387,853)
Financing activities	(1,752,237)	(844,204)	2,071,573
Net increase (decrease) in cash and cash equivalents	$(242,923)	$344,960	$7,820

Operating activities. Net cash provided by operating activities increased for the year ended December 31, 2021, primarily due to (i) the impact of changes in assets and liabilities, (ii) cash paid during the year ended December 31, 2020, to settle interest-rate swaps, and (iii) lower interest expense. These increases were offset partially by (i) lower cash operating income, (ii) lower distributions from equity-investment earnings, and (iii) lower interest income. Net cash provided by operating activities increased for the year ended December 31, 2020, primarily due to (i) higher cash operating income, (ii) lower cash paid to settle interest-rate swap agreements, and (iii) higher distributions from equity-investment earnings. These increases were offset partially by higher interest expense. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2021, included the following:

•$313.7 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$4.4 million of capital contributions primarily paid to Cactus II;

•$41.4 million of distributions received from equity investments in excess of cumulative earnings;

•$11.1 million of decreases to materials and supplies inventory; and

•$8.0 million related to the sale of the Bison treating facility.

Net cash used in investing activities for the year ended December 31, 2020, included the following:

•$423.6 million of capital expenditures, primarily related to construction and expansion at the West Texas and DJ Basin complexes, DBM water systems, and DBM oil system;

•$57.8 million of increases to materials and supplies inventory;

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

Financing activities. Net cash used in financing activities for the year ended December 31, 2021, included the following:

•$533.8 million of distributions paid to WES unitholders;

•$521.9 million to purchase and retire portions of certain of WES Operating’s senior notes via a tender offer;

•$480.0 million of repayments of outstanding borrowings under the RCF;

•$431.1 million to redeem the total principal amount outstanding of WES Operating’s 5.375% Senior Notes due 2021;

•$217.5 million of unit repurchases;

•$21.6 million of decreases in outstanding checks due mostly to ad valorem tax payments made at the end of 2020;

•$15.0 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$9.1 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$6.5 million of finance lease payments;

•$480.0 million of borrowings under the RCF, which were used for general partnership purposes and to purchase and retire portions of certain of WES Operating’s senior notes via a tender offer; and

•$8.5 million of contributions from related parties.

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

•$32.5 million of unit repurchases;

•$15.4 million of distributions paid to the noncontrolling interest owner of WES Operating;

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

Debt and credit facilities. As of December 31, 2021, the carrying value of outstanding debt was $6.9 billion and we have estimated future interest and RCF fee payments totaling $342.6 million in 2022. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at December 31, 2021. The interest rate on the Floating-Rate Senior Notes was 1.97% at December 31, 2021. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In August 2021 and December 2021, Standard and Poor’s (“S&P”) and Fitch Ratings, respectively, upgraded WES Operating’s long-term debt from “BB” to “BB+.” In January 2022, S&P upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” As a result of these upgrades, annualized borrowing costs will decrease by $23.6 million.
During the third quarter of 2021, WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer. During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. During the year ended December 31, 2021, losses of $24.9 million were recognized for the retirement of these notes.
As of December 31, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet. At December 31, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.
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

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders. As of December 31, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of December 31, 2021, the interest rate on any outstanding RCF borrowings was 1.60% and the facility-fee rate was 0.25%.
The RCF bears interest at LIBOR, plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based on WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether drawn or undrawn), which also is based on the senior unsecured debt rating.
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited. At December 31, 2021, WES Operating was in compliance with all covenants under the RCF.

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles. Certain of these equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases were classified as operating leases. As of December 31, 2021, we have future finance-lease payments of $3.9 million in 2022 and a total of $1.6 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2021, we expect to incur asset retirement costs of $9.9 million in 2022 and a total of $298.3 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have entered into operating leases for corporate offices, shared field offices, easements, and equipment supporting our operations, with both Occidental and third parties as lessors. As of December 31, 2021, we have future operating-lease payments of $10.7 million in 2022 and a total of $44.9 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Pipeline commitments. In December 2020, we entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline. As of December 31, 2021, we have estimated future minimum-volume-commitment fees of $3.7 million in 2022 and a total of $11.1 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2021	2020	2019
Net income (loss) attributable to WES	$916,292	$527,012	$697,241
Limited partner interests in WES Operating not held by WES (1)	18,765	10,830	103,364
General and administrative expenses (2)	2,932	3,552	6,819
Other income (expense), net	(11)	(17)	(79)
Income taxes	9	—	—
Interest expense	—	—	245
Net income (loss) attributable to WES Operating	$937,987	$541,377	$807,590
_________________________________________________________________________________________
(1)Represents the portion of net income (loss) allocated to the limited partner interests in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating as of December 31, 2021, 2020, and 2019. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2021	2020	2019
WES net cash provided by operating activities	$1,766,852	$1,637,418	$1,324,100
General and administrative expenses (1)	2,932	3,552	6,819
Non-cash equity-based compensation expense	6,912	(7,858)	(1,259)
Changes in working capital	(11,315)	7,556	2,383
Other income (expense), net	(11)	(17)	(79)
Income taxes	9	—	—
Interest expense	—	—	245
Debt related amortization and other items, net	—	—	(20)
WES Operating net cash provided by operating activities	$1,765,379	$1,640,651	$1,332,189

WES net cash provided by (used in) financing activities	$(1,752,237)	$(844,204)	$2,071,573
Distributions to WES unitholders (2)	533,758	695,834	969,073
Distributions to WES from WES Operating (3)	(734,034)	(756,112)	(1,006,163)
Increase (decrease) in outstanding checks	(68)	(35)	—
Unit repurchases	217,465	32,535	—
Registration expenses related to the issuance of WES common units	—	—	855
WGP RCF repayments	—	—	28,000
Other	4,336	—	—
WES Operating net cash provided by (used in) financing activities	$(1,730,780)	$(871,982)	$2,063,338
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

Service revenues – fee based. Certain of our midstream services contracts have minimum-volume-commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost of service. These fees include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. The cost-of-service rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. If management determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal. See Revenue and cost of product in Note 1—Summary of Significant Accounting Policies and Basis of Presentation and Contract balances in Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Impairments of equity investments. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method of accounting. Management assesses its equity investments for impairment whenever events or changes in circumstances indicate their carrying amount may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying amount of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the carrying amount exceeds the estimated fair value, an impairment loss is measured as the excess of the carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted down to its estimated fair value with an offsetting charge to impairment expense.

We recognized long-lived asset and other impairments of $30.5 million (which includes an other-than-temporary impairment expense of an equity investment), $203.9 million (which includes an other-than-temporary impairment expense of an equity investment), and $6.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 9—Property, Plant, and Equipment and Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2021, 2020, and 2019.

Fair value. Impairment analyses for long-lived assets, goodwill, equity investments, and the initial recognition of asset retirement obligations use Level-3 inputs. Management also estimates the fair value of assets and liabilities acquired in a third-party business combination or exchanged in non-monetary transactions, and interest-rate swaps. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
For the year ended December 31, 2021, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee decreased its target range for the federal funds rate twice in 2020 and there were no changes to the target range in 2021. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of December 31, 2021, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at December 31, 2021. In addition, the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) beginning in 2023 as a result of reference rate reform is not expected to materially impact interest expense on our outstanding borrowings.
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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021.

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

February 23, 2022

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of potential impairment indicators for long-lived assets

As discussed in Notes 1, 9, and 10 to the consolidated financial statements, the Partnership assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets (collectively, long-lived assets) for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset.

We identified the evaluation of potential impairment indicators for long-lived assets as a critical audit matter. Evaluating the Partnership’s judgments in determining whether events or changes in circumstances indicate carrying values may not be recoverable required a higher degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Partnership’s long-lived asset impairment process. This included controls related to the identification and assessment of qualitative impairment indicators of long-lived assets and the underlying quantitative data used to perform the analysis. We assessed the Partnership’s identification of long-lived assets for potential impairment indicators by evaluating the Partnership’s assessment of the factors considered. Specifically, we:

•evaluated overall macro-economic conditions and commodity price trends;

•analyzed the financial results for long-lived assets to identify significant degradations in the related cash flows;

•compared the remaining useful lives of the long-lived assets to the period of time required to recover the carrying value of the assets based on current cash flows; and

•examined external information on certain of the Partnership’s customers’ drilling plans and performed sensitivity analysis to determine the impact significant declines in volumes could have on the recoverability of the related long-lived assets.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2012.

Houston, Texas
February 23, 2022

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 23, 2022

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2021	2020	2019
Revenues and other
Service revenues – fee based	$2,462,835	$2,584,323	$2,388,191
Service revenues – product based	122,584	48,369	70,127
Product sales	290,947	138,559	286,388
Other	789	1,341	1,468
Total revenues and other (1)	2,877,155	2,772,592	2,746,174
Equity income, net – related parties	204,645	226,750	237,518
Operating expenses
Cost of product	322,285	188,088	444,247
Operation and maintenance	581,300	580,874	641,219
General and administrative	195,549	155,769	114,591
Property and other taxes	64,267	68,340	61,352
Depreciation and amortization	551,629	491,086	483,255
Long-lived asset and other impairments	30,543	203,889	6,279
Goodwill impairment	—	441,017	—
Total operating expenses (2)	1,745,573	2,129,063	1,750,943
Gain (loss) on divestiture and other, net	44	8,634	(1,406)
Operating income (loss)	1,336,271	878,913	1,231,343
Interest income – Anadarko note receivable	—	11,736	16,900
Interest expense	(376,512)	(380,058)	(303,286)
Gain (loss) on early extinguishment of debt	(24,944)	11,234	—
Other income (expense), net (3)	(623)	1,025	(123,785)
Income (loss) before income taxes	934,192	522,850	821,172
Income tax expense (benefit)	(9,807)	5,998	13,472
Net income (loss)	943,999	516,852	807,700
Net income (loss) attributable to noncontrolling interests	27,707	(10,160)	110,459
Net income (loss) attributable to Western Midstream Partners, LP	$916,292	$527,012	$697,241
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$916,292	$527,012	$697,241
Pre-acquisition net (income) loss allocated to Anadarko	—	—	(29,279)
General partner interest in net (income) loss	(19,815)	(11,104)	(5,637)
Limited partners’ interest in net income (loss) (4)	896,477	515,908	662,325
Net income (loss) per common unit – basic (4)	$2.18	$1.18	$1.59
Net income (loss) per common unit – diluted (4)	$2.18	$1.18	$1.59
Weighted-average common units outstanding – basic (4)	411,309	435,554	415,794
Weighted-average common units outstanding – diluted (4)	412,022	435,624	415,794
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.6 billion, $1.8 billion, and $1.6 billion for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $86.2 million, $182.7 million, and $503.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the year ended December 31, 2019. See Note 13.
(4)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$201,999	$444,922
Accounts receivable, net	436,513	452,880
Other current assets	46,252	45,262
Total current assets	684,764	943,064
Property, plant, and equipment
Cost	12,846,078	12,641,745
Less accumulated depreciation	4,333,171	3,931,800
Net property, plant, and equipment	8,512,907	8,709,945
Goodwill	4,783	4,783
Other intangible assets	744,742	776,409
Equity investments	1,167,187	1,224,813
Other assets (1)	158,696	171,013
Total assets (2)	$11,273,079	$11,830,027
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$326,061	$210,691
Short-term debt	505,932	438,870
Accrued ad valorem taxes	44,955	41,427
Accrued liabilities	263,249	269,947
Total current liabilities	1,140,197	960,935
Long-term liabilities
Long-term debt	6,400,616	7,415,832
Deferred income taxes	12,425	22,195
Asset retirement obligations	298,275	260,283
Other liabilities	325,806	275,570
Total long-term liabilities	7,037,122	7,973,880
Total liabilities (3)	8,177,319	8,934,815
Equity and partners’ capital
Common units (402,993,919 and 413,839,863 units issued and outstanding at December 31, 2021 and 2020, respectively)	2,966,955	2,778,339
General partner units (9,060,641 units issued and outstanding at December 31, 2021 and 2020)	(8,882)	(17,208)
Total partners’ capital	2,958,073	2,761,131
Noncontrolling interests	137,687	134,081
Total equity and partners’ capital	3,095,760	2,895,212
Total liabilities, equity, and partners’ capital	$11,273,079	$11,830,027
________________________________________________________________________________________
(1)Other assets includes $9.8 million and $4.2 million of NGLs line-fill inventory as of December 31, 2021 and 2020, respectively. Other assets also includes $56.2 million and $71.9 million of materials and supplies inventory as of December 31, 2021 and 2020, respectively.
(2)Total assets includes related-party amounts of $1.4 billion and $1.6 billion as of December 31, 2021 and 2020, respectively, which includes related-party Accounts receivable, net of $180.2 million and $291.3 million as of December 31, 2021 and 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $270.5 million and $164.7 million as of December 31, 2021 and 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2018	$1,388,018	$951,888	$—	$2,552,777	$4,892,683
Net income (loss)	29,279	662,325	5,637	110,459	807,700
Cumulative impact of the Merger transactions (1)	—	3,169,800	—	(3,169,800)	—
Issuance of general partner units	—	19,861	(19,861)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	7,407
WES Operating equity transactions, net (3)	—	(755,197)	—	755,197	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	(9,663)	(9,663)
Distributions to noncontrolling interest owners of WES Operating	—	—	—	(118,225)	(118,225)
Distributions to Partnership unitholders	—	(969,073)	—	—	(969,073)
Acquisitions from related parties (4)	(2,149,218)	112,872	—	28,845	(2,007,501)
Contributions of equity-based compensation from Occidental	—	13,968	—	—	13,968
Net pre-acquisition contributions from (distributions to) related parties	458,819	—	—	—	458,819
Net contributions from (distributions to) related parties of other assets	—	(90)	—	—	(90)
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	268,727
Other	—	561	—	(20)	541
Balance at December 31, 2019	$—	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	—	515,908	11,104	(10,160)	516,852
Distributions to Chipeta noncontrolling interest owner	—	—	—	(8,644)	(8,644)
Distributions to noncontrolling interest owner of WES Operating	—	—	—	(15,434)	(15,434)
Distributions to Partnership unitholders	—	(681,746)	(14,088)	—	(695,834)
Unit exchange with Occidental (2)	—	(256,640)	—	(5,238)	(261,878)
Unit repurchases (5)	—	(32,535)	—	—	(32,535)
Acquisitions from related parties	—	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	—	14,604	—	—	14,604
Equity-based compensation expense	—	7,857	—	—	7,857
Net contributions from (distributions to) related parties (6)	—	4,466	—	20,000	24,466
Other	—	465	—	—	465
Balance at December 31, 2020	$—	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	—	896,477	19,815	27,707	943,999
Distributions to Chipeta noncontrolling interest owner	—	—	—	(9,117)	(9,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	—	(14,984)	(14,984)
Distributions to Partnership unitholders	—	(522,269)	(11,489)	—	(533,758)
Unit repurchases (5)	—	(217,465)	—	—	(217,465)
Contributions of equity-based compensation from Occidental	—	10,087	—	—	10,087
Equity-based compensation expense	—	17,589	—	—	17,589
Net contributions from (distributions to) related parties	—	8,533	—	—	8,533
Other	—	(4,336)	—	—	(4,336)
Balance at December 31, 2021	$—	$2,966,955	$(8,882)	$137,687	$3,095,760
_________________________________________________________________________________________
(1)See Note 1.
(2)See Note 6.
(3)For the year ended December 31, 2019, the $755.2 million decrease to partners’ capital together with net income (loss) attributable to Western Midstream Partners, LP, totaled $(58.0) million.
(4)The amounts allocated to common unitholders and noncontrolling interests represent a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.
(5)See Note 5.
(6)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$943,999	$516,852	$807,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	551,629	491,086	483,255
Long-lived asset and other impairments	30,543	203,889	6,279
Goodwill impairment	—	441,017	—
Non-cash equity-based compensation expense	27,676	22,462	15,494
Deferred income taxes	(9,770)	3,296	7,609
Accretion and amortization of long-term obligations, net	7,635	8,654	8,441
Equity income, net – related parties	(204,645)	(226,750)	(237,518)
Distributions from equity-investment earnings – related parties	213,516	246,637	234,572
(Gain) loss on divestiture and other, net	(44)	(8,634)	1,406
(Gain) loss on early extinguishment of debt	24,944	(11,234)	—
(Gain) loss on interest-rate swaps	—	—	125,334
Cash paid to settle interest-rate swaps	—	(25,621)	(107,685)
Other	260	193	236
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	16,366	(193,688)	(45,033)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	114,887	144,437	(30,866)
Change in other items, net	49,856	24,822	54,876
Net cash provided by operating activities	1,766,852	1,637,418	1,324,100
Cash flows from investing activities
Capital expenditures (1)	(313,674)	(423,602)	(1,189,254)
Acquisitions from related parties	—	—	(2,007,501)
Acquisitions from third parties	—	—	(93,303)
Contributions to equity investments – related parties	(4,435)	(19,388)	(128,393)
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
Proceeds from the sale of assets to third parties	8,102	20,333	342
(Increase) decrease in materials and supplies inventory and other	11,084	(57,757)	—
Net cash used in investing activities	(257,538)	(448,254)	(3,387,853)
Cash flows from financing activities
Borrowings, net of debt issuance costs	480,000	3,681,173	4,169,695
Repayments of debt	(1,432,966)	(3,803,888)	(1,467,595)
Increase (decrease) in outstanding checks	(21,631)	20,699	1,571
Registration expenses related to the issuance of Partnership common units	—	—	(855)
Distributions to Partnership unitholders (2)	(533,758)	(695,834)	(969,073)
Distributions to Chipeta noncontrolling interest owner	(9,117)	(8,644)	(9,663)
Distributions to noncontrolling interest owner of WES Operating	(14,984)	(15,434)	(118,225)
Net contributions from (distributions to) related parties	8,533	24,466	458,819
Above-market component of swap agreements with Anadarko (2)	—	—	7,407
Finance lease payments (3)	(6,513)	(14,207)	(508)
Unit repurchases (4)	(217,465)	(32,535)	—
Other	(4,336)	—	—
Net cash provided by (used in) financing activities	(1,752,237)	(844,204)	2,071,573
Net increase (decrease) in cash and cash equivalents	(242,923)	344,960	7,820
Cash and cash equivalents at beginning of period	444,922	99,962	92,142
Cash and cash equivalents at end of period	$201,999	$444,922	$99,962
Supplemental disclosures
Non-cash unit exchange with Occidental (2)	$—	$(261,878)	$—
Interest paid, net of capitalized interest	375,007	349,913	293,795
Income taxes paid (reimbursements received)	938	(384)	96
Accrued capital expenditures	35,240	25,126	140,954
_________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million and $0.4 million for the years ended December 31, 2021 and 2019, respectively. See Note 6.
(2)See Note 6.
(3)For the year ended December 31, 2020, includes related-party payments of $6.4 million.
(4)Includes unit repurchases from Occidental of $50.2 million for the year ended December 31, 2021. See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of potential impairment indicators for long-lived assets

As discussed in Notes 1, 9, and 10 to the consolidated financial statements, WES Operating assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets (collectively, long-lived assets) for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset.

We identified the evaluation of potential impairment indicators for long-lived assets as a critical audit matter. Evaluating WES Operating’s judgments in determining whether events or changes in circumstances indicate carrying values may not be recoverable required a higher degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to WES Operating’s long-lived asset impairment process. This included controls related to the identification and assessment of qualitative impairment indicators of long-lived assets and the underlying quantitative data used to perform the analysis. We assessed WES Operating’s identification of long-lived assets for potential impairment indicators by evaluating WES Operating’s assessment of the factors considered. Specifically, we:

•evaluated overall macro-economic conditions and commodity price trends;

•analyzed the financial results for long-lived assets to identify significant degradations in the related cash flows;

•compared the remaining useful lives of the long-lived assets to the period of time required to recover the carrying value of the assets based on current cash flows; and

•examined external information on certain of WES Operating’s customers’ drilling plans and performed sensitivity analysis to determine the impact significant declines in volumes could have on the recoverability of the related long-lived assets.

/s/ KPMG LLP

We have served as WES Operating’s auditor since 2007.

Houston, Texas
February 23, 2022

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2021	2020	2019
Revenues and other
Service revenues – fee based	$2,462,835	$2,584,323	$2,388,191
Service revenues – product based	122,584	48,369	70,127
Product sales	290,947	138,559	286,388
Other	789	1,341	1,468
Total revenues and other (1)	2,877,155	2,772,592	2,746,174
Equity income, net – related parties	204,645	226,750	237,518
Operating expenses
Cost of product	322,285	188,088	444,247
Operation and maintenance	581,300	580,874	641,219
General and administrative	192,617	152,217	107,772
Property and other taxes	64,267	68,340	61,352
Depreciation and amortization	551,629	491,086	483,255
Long-lived asset and other impairments	30,543	203,889	6,279
Goodwill impairment	—	441,017	—
Total operating expenses (2)	1,742,641	2,125,511	1,744,124
Gain (loss) on divestiture and other, net	44	8,634	(1,406)
Operating income (loss)	1,339,203	882,465	1,238,162
Interest income – Anadarko note receivable	—	11,736	16,900
Interest expense	(376,512)	(380,058)	(303,041)
Gain (loss) on early extinguishment of debt	(24,944)	11,234	—
Other income (expense), net (3)	(634)	1,008	(123,864)
Income (loss) before income taxes	937,113	526,385	828,157
Income tax expense (benefit)	(9,816)	5,998	13,472
Net income (loss)	946,929	520,387	814,685
Net income (loss) attributable to noncontrolling interest	8,942	(20,990)	7,095
Net income (loss) attributable to Western Midstream Operating, LP	$937,987	$541,377	$807,590
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Operating, LP	$937,987	$541,377	$807,590
Pre-acquisition net (income) loss allocated to Anadarko	—	—	(29,279)
Limited partners’ interest in net income (loss)	937,987	541,377	778,311
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.6 billion, $1.8 billion, and $1.6 billion for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $89.0 million, $184.0 million, and $501.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 6.
(3)Other income (expense), net includes losses associated with the interest-rate swap agreements for the year ended December 31, 2019. See Note 13.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$195,598	$418,537
Accounts receivable, net	436,513	407,549
Other current assets	44,421	43,244
Total current assets	676,532	869,330
Property, plant, and equipment
Cost	12,846,078	12,641,745
Less accumulated depreciation	4,333,171	3,931,800
Net property, plant, and equipment	8,512,907	8,709,945
Goodwill	4,783	4,783
Other intangible assets	744,742	776,409
Equity investments	1,167,187	1,224,813
Other assets (1)	158,696	171,013
Total assets (2)	$11,264,847	$11,756,293
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$374,443	$210,532
Short-term debt	505,932	438,870
Accrued ad valorem taxes	44,955	41,427
Accrued liabilities	210,693	230,833
Total current liabilities	1,136,023	921,662
Long-term liabilities
Long-term debt	6,400,616	7,415,832
Deferred income taxes	12,425	22,195
Asset retirement obligations	298,275	260,283
Other liabilities	324,842	275,570
Total long-term liabilities	7,036,158	7,973,880
Total liabilities (3)	8,172,181	8,895,542
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at December 31, 2021 and 2020)	3,063,289	2,831,199
Total partners’ capital	3,063,289	2,831,199
Noncontrolling interest	29,377	29,552
Total equity and partners’ capital	3,092,666	2,860,751
Total liabilities, equity, and partners’ capital	$11,264,847	$11,756,293
_________________________________________________________________________________________
(1)Other assets includes $9.8 million and $4.2 million of NGLs line-fill inventory as of December 31, 2021 and 2020, respectively. Other assets also includes $56.2 million and $71.9 million of materials and supplies inventory as of December 31, 2021 and 2020, respectively.
(2)Total assets includes related-party amounts of $1.4 billion and $1.5 billion as of December 31, 2021 and 2020, respectively, which includes related-party Accounts receivable, net of $180.2 million and $246.1 million as of December 31, 2021 and 2020, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $318.7 million and $164.3 million as of December 31, 2021 and 2020, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2018	$1,388,018	$2,475,540	$791,410	$206,862	$57,767	$4,919,597
Net income (loss)	29,279	765,678	10,636	1,997	7,095	814,685
Cumulative impact of the Merger transactions (1)	—	926,236	(802,588)	(123,648)	—	—
Above-market component of swap agreements with Anadarko (2)	—	7,407	—	—	—	7,407
Amortization of beneficial conversion feature of Class C units	—	(542)	542	—	—	—
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(9,663)	(9,663)
Distributions to WES Operating unitholders	—	(1,039,158)	—	(85,230)	—	(1,124,388)
Acquisitions from related parties (3)	(2,149,218)	141,717	—	—	—	(2,007,501)
Contributions of equity-based compensation from Occidental	—	13,938	—	19	—	13,957
Net pre-acquisition contributions from (distributions to) related parties	458,819	—	—	—	—	458,819
Net contributions from (distributions to) related parties of other assets	—	(90)	—	—	—	(90)
Adjustments of net deferred tax liabilities	273,102	(4,375)	—	—	—	268,727
Other	—	269	—	—	—	269
Balance at December 31, 2019	$—	$3,286,620	$—	$—	$55,199	$3,341,819
Net income (loss)	—	541,377	—	—	(20,990)	520,387
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(8,644)	(8,644)
Distributions to WES Operating unitholders	—	(771,546)	—	—	—	(771,546)
Acquisitions from related parties	—	(3,987)	—	—	3,987	—
Contributions of equity-based compensation from Occidental	—	14,604	—	—	—	14,604
Unit exchange with Occidental (4)	—	(261,878)	—	—	—	(261,878)
Net contributions from (distributions to) related parties (5)	—	24,466	—	—	—	24,466
Other	—	1,543	—	—	—	1,543
Balance at December 31, 2020	$—	$2,831,199	$—	$—	$29,552	$2,860,751
Net income (loss)	—	937,987	—	—	8,942	946,929
Distributions to Chipeta noncontrolling interest owner	—	—	—	—	(9,117)	(9,117)
Distributions to WES Operating unitholders	—	(749,018)	—	—	—	(749,018)
Contributions of equity-based compensation from Occidental	—	10,087	—	—	—	10,087
Contributions of equity-based compensation from WES	—	24,501	—	—	—	24,501
Net contributions from (distributions to) related parties	—	8,533	—	—	—	8,533
Balance at December 31, 2021	$—	$3,063,289	$—	$—	$29,377	$3,092,666
_______________________________________________________________________________________
(1)See Note 1.
(2)See Note 6.
(3)The amount allocated to common unitholders represents a non-cash investing activity related to the assets and liabilities assumed in the AMA acquisition.
(4)See Note 5.
(5)See December 2019 Agreements—Services, Secondment, and Employee Transfer Agreement within Note 1.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$946,929	$520,387	$814,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	551,629	491,086	483,255
Long-lived asset and other impairments	30,543	203,889	6,279
Goodwill impairment	—	441,017	—
Non-cash equity-based compensation expense	34,588	14,604	14,235
Deferred income taxes	(9,770)	3,296	7,609
Accretion and amortization of long-term obligations, net	7,635	8,654	8,421
Equity income, net – related parties	(204,645)	(226,750)	(237,518)
Distributions from equity-investment earnings – related parties	213,516	246,637	234,572
(Gain) loss on divestiture and other, net	(44)	(8,634)	1,406
(Gain) loss on early extinguishment of debt	24,944	(11,234)	—
(Gain) loss on interest-rate swaps	—	—	125,334
Cash paid to settle interest-rate swaps	—	(25,621)	(107,685)
Other	260	193	236
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(28,965)	(147,041)	(44,939)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	150,055	105,352	(29,745)
Change in other items, net	48,704	24,816	56,044
Net cash provided by operating activities	1,765,379	1,640,651	1,332,189
Cash flows from investing activities
Capital expenditures (1)	(313,674)	(423,602)	(1,189,254)
Acquisitions from related parties	—	—	(2,007,501)
Acquisitions from third parties	—	—	(93,303)
Contributions to equity investments – related parties	(4,435)	(19,388)	(128,393)
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
Proceeds from the sale of assets to third parties	8,102	20,333	342
(Increase) decrease in materials and supplies inventory and other	11,084	(57,757)	—
Net cash used in investing activities	(257,538)	(448,254)	(3,387,853)
Cash flows from financing activities
Borrowings, net of debt issuance costs	480,000	3,681,173	4,169,695
Repayments of debt	(1,432,966)	(3,803,888)	(1,439,595)
Increase (decrease) in outstanding checks	(21,699)	20,664	1,571
Distributions to WES Operating unitholders (2)	(749,018)	(771,546)	(1,124,388)
Distributions to Chipeta noncontrolling interest owner	(9,117)	(8,644)	(9,663)
Net contributions from (distributions to) related parties	8,533	24,466	458,819
Above-market component of swap agreements with Anadarko (2)	—	—	7,407
Finance lease payments (3)	(6,513)	(14,207)	(508)
Net cash provided by (used in) financing activities	(1,730,780)	(871,982)	2,063,338
Net increase (decrease) in cash and cash equivalents	(222,939)	320,415	7,674
Cash and cash equivalents at beginning of period	418,537	98,122	90,448
Cash and cash equivalents at end of period	$195,598	$418,537	$98,122
Supplemental disclosures
Non-cash unit exchange with Occidental (2)	$—	$(261,878)	$—
Interest paid, net of capitalized interest	375,007	349,913	293,561
Income taxes paid (reimbursements received)	938	(384)	96
Accrued capital expenditures	35,240	25,126	140,954
________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million and $0.4 million for the years ended December 31, 2021 and 2019, respectively. See Note 6.
(2)See Note 6.
(3)For the year ended December 31, 2020, includes related-party payments of $6.4 million.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of December 31, 2021, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
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

The consolidated financial results of WES Operating are included in the Partnership’s consolidated financial statements. Throughout these notes to consolidated financial statements, and to the extent material, any differences between the consolidated financial results of the Partnership and WES Operating are discussed separately. The Partnership’s consolidated financial statements differ from those of WES Operating primarily as a result of (i) the presentation of noncontrolling interest ownership (see Noncontrolling interests below), (ii) the elimination of WES Operating GP’s investment in WES Operating with WES Operating GP’s underlying capital account, (iii) the general and administrative expenses incurred by the Partnership, which are separate from, and in addition to, those incurred by WES Operating, (iv) the inclusion of the impact of Partnership equity balances and Partnership distributions, (v) transactions between the Partnership and WES Operating that eliminate upon consolidation, and (vi) the senior secured revolving credit facility (“WGP RCF”) until its repayment in March 2019.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of December 31, 2021 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Noncontrolling interests. For periods subsequent to Merger completion (see Merger transactions below), the Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating. For periods prior to Merger completion, the Partnership’s noncontrolling interests in the consolidated financial statements consisted of (i) the 25% third-party interest in Chipeta, (ii) the publicly held limited partner interests in WES Operating, (iii) the common units issued by WES Operating to subsidiaries of Anadarko as part of the consideration paid for prior acquisitions from Anadarko, and (iv) the Class C units issued by WES Operating to a subsidiary of Anadarko as part of the funding for the acquisition of Delaware Basin Midstream, LLC (“DBM”).
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

•Services, Secondment, and Employee Transfer Agreement. Occidental, Anadarko, and WES Operating GP entered into an amended and restated Services, Secondment, and Employee Transfer Agreement (the “Services Agreement”), pursuant to which Occidental, Anadarko, and their subsidiaries, among other things agreed to (i) continue to provide certain administrative and operational services to the Partnership for up to a two-year transition period, and (ii) transfer certain Occidental employees to the Partnership, with the Partnership assuming liabilities relating to those employees at the time of their transfer. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. In late March 2020, seconded employees’ employment was transferred to the Partnership. Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

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
Management uses relevant observable inputs available for the valuation technique employed to estimate fair value. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based on the lowest level of input that is significant to the fair-value measurement. Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, goodwill and other intangibles, and the initial measurement of asset retirement obligations. Impairment analyses for long-lived assets, goodwill, and equity investments and the initial recognition of asset retirement obligations use Level-3 inputs.
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
As of December 31, 2021, there are no negative indications regarding the collectability of significant receivables and the Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2021 and 2020.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2021, imbalance receivables and payables were $25.3 million and $16.6 million, respectively. As of December 31, 2020, imbalance receivables and payables were $13.0 million and $3.3 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

Inventory. The cost of NGLs inventory is determined by the weighted-average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or net realizable value. NGLs inventory is reported in Other current assets and NGLs line-fill inventory is reported in Other assets on the consolidated balance sheets. Materials and supplies inventory is valued at weighted-average cost, reviewed periodically for obsolescence, and assessed for impairment together with any associated property, plant, and equipment and other intangible assets. Materials and supplies inventory is reported in Other assets on the consolidated balance sheets.

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
Management assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets, as described in Note 10, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to Long-lived asset and other impairments. Refer to Note 9 for a description of impairments recorded during the years ended December 31, 2021, 2020, and 2019.

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
The Partnership also receives Service revenues – fee based from contracts that have minimum-volume-commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost of service. These fees include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. The cost-of-service rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. If the Partnership determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Defined-contribution plan. Beginning in the first quarter of 2020, employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $23.7 million and $12.5 million for the years ended December 31, 2021 and 2020, respectively.

Partnership income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of the Partnership’s investment in WES Operating. The Partnership’s accounting policy is to “look through” its investment in WES Operating for purposes of calculating deferred income tax asset and liability balances attributable to the Partnership’s interests in WES Operating. The Partnership had no material uncertain tax positions at December 31, 2021 or 2020.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES Operating had no material uncertain tax positions at December 31, 2021 or 2020.

Net income (loss) per common unit. The Partnership applies the two-class method in determining net income (loss) per unit applicable to master limited partnerships having multiple classes of securities, including common units and general partner units. The two-class method allocates earnings pursuant to a formula that treats participating securities as having rights to earnings that otherwise would have been available to common unitholders. Under the two-class method, net income (loss) per unit is calculated as if all of the earnings for the period were distributed pursuant to the terms of the relevant contractual arrangement. The accounting guidance provides the methodology for the allocation of undistributed earnings to the general partner and limited partners and the circumstances in which such an allocation should be made. For the Partnership, earnings per unit is calculated based on the assumption that the Partnership distributes cash to its unitholders equal to the net income of the Partnership, notwithstanding the general partner’s ultimate discretion over the amount of cash to be distributed for the period, the existence of other legal or contractual limitations that would prevent distributions of all of the net income for the period, or any other economic or practical limitation on the ability to make a full distribution of the net income for the period. See Note 5.
Net income (loss) per common unit for WES Operating is not calculated because no publicly traded units are outstanding.

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
When the Partnership is a lessor at the lease-commencement date, a lease is classified as operating, sales-type, or direct financing. The underlying assets associated with these agreements are evaluated for future use beyond the lease term. For operating leases, lease income is generally recognized on a straight-line basis over the lease term. Variable lease payments are recognized when the obligation for those payments is performed. The Partnership does not have sales-type or direct financing leases. For the Partnership’s gathering and processing assets, we elected the practical expedient to not separate lease and non-lease components. When the non-lease component is determined to be the predominant component, the combined components are accounted for under Revenue from Contracts with Customers (Topic 606).

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2021	2020	2019
Revenue from customers
Service revenues – fee based	$2,283,584	$2,360,680	$2,388,191
Service revenues – product based	122,584	48,369	70,127
Product sales	290,947	138,559	287,055
Total revenue from customers	2,697,115	2,547,608	2,745,373
Revenue from other than customers
Lease revenue (1)	179,251	223,643	—
Net gains (losses) on commodity-price swap agreements	—	—	(667)
Other	789	1,341	1,468
Total revenues and other	$2,877,155	$2,772,592	$2,746,174
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 6.

Certain of the Partnership’s midstream services contracts have minimum-volume-commitment demand fees and fees that require periodic rate redeterminations based on the related facility cost-of-service rate provisions. Beginning on December 31, 2020, the Partnership constrained revenue on certain cost-of-service agreements based on the status of commercial negotiations relating to a legal dispute with one of the contract counterparties. As of September 30, 2021, the Partnership determined it was no longer necessary to constrain revenue under these cost-of-service agreements. The Partnership has resolved the legal proceedings and commercial negotiations with the contract counterparties as of December 31, 2021.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $424.6 million and $428.2 million as of December 31, 2021 and 2020, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2021	2020
Contract assets balance at beginning of year	$56,344	$67,357
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(10,380)	(7,129)
Additional estimated revenues recognized	120	3,877
Cumulative catch-up adjustment for change in estimated consideration	(23,527)	(7,761)
Contract assets balance at end of year	$22,557	$56,344

	December 31,
thousands	2021	2020
Other current assets	$5,307	$5,338
Other assets	17,250	51,006
Total contract assets from contracts with customers	$22,557	$56,344

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

	Year Ended December 31,
thousands	2021	2020
Contract liabilities balance at beginning of year	$266,937	$222,274
Cash received or receivable, excluding revenues recognized during the period	83,326	65,215
Revenues recognized that were included in the contract liability balance at the beginning of the period	(17,265)	(13,842)
Cumulative catch-up adjustment for change in estimated consideration	(19,852)	(6,710)
Contract liabilities balance at end of year	$313,146	$266,937

	December 31,
thousands	2021	2020
Accrued liabilities	$27,763	$31,477
Other liabilities	285,383	235,460
Total contract liabilities from contracts with customers	$313,146	$266,937

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2022	$1,056,001
2023	1,000,687
2024	971,195
2025	889,113
2026	769,719
Thereafter	1,947,577
Total	$6,634,292

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

AMA acquisition. In February 2019, WES Operating acquired AMA from Anadarko, which is comprised of (i) the DJ Basin oil system and Wattenberg processing plant located in the DJ Basin; (ii) the DBM oil system, APC water systems, a 50% interest in Mi Vida, and a 50% interest in Ranch Westex, located in West Texas; (iii) the Wamsutter pipeline located in Wyoming; (iv) a 20% interest in Saddlehorn, a crude-oil and condensate pipeline that originates in Laramie County, Wyoming, and terminates in Cushing, Oklahoma; and (v) a 15% interest in Panola, an NGLs pipeline that originates in Panola County, Texas, and terminates in Mont Belvieu, Texas. AMA was acquired in exchange for aggregate consideration of $2.0 billion of cash, less the outstanding amount payable pursuant to an intercompany note (the “APCWH Note Payable”) assumed by WES Operating in connection with the transfer, and 45,760,201 WES Operating common units. These WES Operating common units, less 6,375,284 WES Operating common units retained by WGR Asset Holding Company LLC (“WGRAH”), converted into the right to receive common units of the Partnership at Merger completion.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

Partnership distributions. Under its partnership agreement, the Partnership distributes all of its available cash (beyond proper reserves as defined in its partnership agreement) to unitholders of record on the applicable record date within 55 days following each quarter’s end. The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date
2019
March 31	$0.61000	$276,324	May 2019
June 30	0.61800	279,959	August 2019
September 30	0.62000	280,880	November 2019
December 31	0.62200	281,786	February 2020
2020
March 31	$0.31100	$140,893	May 2020
June 30	0.31100	140,900	August 2020
September 30	0.31100	132,255	November 2020
December 31	0.31100	131,265	February 2021
2021
March 31	$0.31500	$132,969	May 2021
June 30	0.31900	134,662	August 2021
September 30	0.32300	134,862	November 2021
December 31 (1)	0.32700	134,749	February 2022
_________________________________________________________________________________________
(1)The Board declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2021 of $0.32700 per unit, or $134.7 million in aggregate. The cash distribution was paid on February 14, 2022, to unitholders of record at the close of business on January 31, 2022, including the general partner units.

Available cash. The amount of available cash (beyond proper reserves as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including (i) reserves to fund future capital expenditures; (ii) to comply with applicable laws, debt instruments, or other agreements; or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2019
March 31	$283,271	May 2019
June 30	288,083	August 2019
September 30	289,676	November 2019
December 31	290,314	February 2020
2020
March 31	$143,404	May 2020
June 30	143,404	August 2020
September 30	143,404	November 2020
December 31	127,470	February 2021
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022

In addition to the distributions above, during the years ended December 31, 2021 and 2020, WES Operating made distributions of $204.1 million and $51.0 million, respectively, to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units. See Note 5.

5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of December 31, 2021, Occidental held 200,281,578 common units, representing a 48.6% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 202,712,341 common units, representing a 49.2% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Partnership equity repurchases. In November 2020, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Partnership repurchased 8,707,869 and 2,368,711 common units on the open market during the years ended December 31, 2021 and 2020, respectively, for an aggregate purchase price of $167.2 million and $32.5 million, respectively. In addition, the Partnership repurchased 2,500,000 common units from Occidental during the year ended December 31, 2021, for an aggregate purchase price of $50.2 million. The units were canceled by the Partnership immediately upon receipt. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled.

Holdings of WES Operating equity. As of December 31, 2021, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Year Ended December 31,
thousands except per-unit amounts	2021	2020	2019
Net income (loss)
Limited partners’ interest in net income (loss)	$896,477	$515,908	$662,325
Weighted-average common units outstanding
Basic	411,309	435,554	415,794
Dilutive effect of non-vested phantom units	713	70	—
Diluted	412,022	435,624	415,794
Excluded due to anti-dilutive effect	589	997	—
Net income (loss) per common unit
Basic	$2.18	$1.18	$1.59
Diluted	$2.18	$1.18	$1.59

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2021	2020	2019
Revenues and other
Service revenues – fee based	$1,589,367	$1,740,999	$1,441,875
Service revenues – product based	11,888	8,509	7,062
Product sales	31,103	71,104	158,459
Total revenues and other	1,632,358	1,820,612	1,607,396
Equity income, net – related parties (1)	204,645	226,750	237,518
Operating expenses
Cost of product	42,805	92,884	254,771
Operation and maintenance	27,805	49,533	146,990
General and administrative (2)	15,613	40,295	101,485
Total operating expenses	86,223	182,712	503,246
Gain (loss) on divestiture and other, net	420	(2,870)	—
Interest income – Anadarko note receivable	—	11,736	16,900
Interest expense	—	(6)	(1,970)
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

Consolidated balance sheets
	December 31,
thousands	2021	2020
Assets
Accounts receivable, net	$180,205	$291,253
Other current assets	12,490	5,493
Equity investments (1)	1,167,187	1,224,813
Other assets	45,494	50,967
Total assets	1,405,376	1,572,526
Liabilities
Accounts and imbalance payables	49,242	6,664
Accrued liabilities	13,914	19,195
Other liabilities	207,365	138,796
Total liabilities	270,521	164,655
_________________________________________________________________________________________
(1)See Note 7.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2021	2020	2019
Distributions from equity-investment earnings – related parties	$213,516	$246,637	$234,572
Capital expenditures	(2,000)	—	(425)
Acquisitions from related parties	—	—	(2,007,501)
Contributions to equity investments – related parties	(4,435)	(19,388)	(128,393)
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
APCWH Note Payable borrowings	—	—	11,000
Repayment of APCWH Note Payable	—	—	(439,595)
Distributions to Partnership unitholders (1)	(260,703)	(367,861)	(566,868)
Distributions to WES Operating unitholders (2)	(14,984)	(15,434)	(19,768)
Net contributions from (distributions to) related parties	8,533	24,466	458,819
Above-market component of swap agreements with Anadarko	—	—	7,407
Finance lease payments	—	(6,382)	(508)
Unit repurchases from Occidental (3)	(50,225)	—	—
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).
(3)The Partnership repurchased 2.5 million common units from Occidental during the year ended December 31, 2021 (see Note 5).

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2021	2020	2019
General and administrative (1)	$18,365	$41,609	$99,613
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

Consolidated balance sheets
	December 31,
thousands	2021	2020
Accounts receivable, net	$180,205	$246,083
Accounts and imbalance payables (1)	97,749	6,664
_________________________________________________________________________________________
(1)As of December 31, 2021, includes balances related to transactions between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2021	2020	2019
Distributions to WES Operating unitholders (1)	$(749,018)	$(771,546)	$(1,025,931)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. Includes distributions made from WES Operating to the Partnership during the years ended December 31, 2021 and 2020, that were used by the Partnership to repurchase common units. See Note 4 and Note 5.

Related-party revenues. Related-party revenues include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36%, 41%, and 38% for the years ended December 31, 2021, 2020, and 2019, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 89%, 88%, and 84% for the years ended December 31, 2021, 2020, and 2019, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 87%, 87%, and 82% for the years ended December 31, 2021, 2020, and 2019, respectively.
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
In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to the Partnership’s Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation (“Sanchez”), now Mesquite Energy, Inc. (“Mesquite”) that allows Mesquite to process gas under such agreement. In December 2021, the Brasada gas processing agreement was assigned from Anadarko to Mesquite effective July 1, 2023. For this reason, Anadarko continues to be liable under the Brasada gas processing agreement until June 30, 2023, to the extent Mesquite does not perform. For all periods presented, Mesquite has performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.
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

Operating leases. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party commercial agreement below), these agreements are now classified as operating leases and a $30.0 million ROU asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset will be amortized to Operation and maintenance expense over the remaining term of the agreements.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Services Agreement. General and administrative expense includes costs incurred pursuant to the agreement dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP, under which Occidental has performed certain centralized corporate functions for the Partnership and WES Operating (“Services Agreement”). Prior to December 31, 2019, the Partnership and WES Operating had separate omnibus agreements with Occidental that were terminated as part of the December 2019 Agreements.
Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by the Partnership. Occidental was reimbursed for the services provided by the seconded employees. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. In late March 2020, seconded employees’ employment was transferred to the Partnership. Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $10.1 million, $14.6 million, and $12.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2021, $2.2 million of estimated unrecognized compensation expense attributable to the Incentive Plans will be allocated to the Partnership over a weighted-average period of 0.5 years.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Anadarko note receivable. In May 2008, WES Operating loaned $260.0 million to Anadarko in exchange for a 30-year note that bore interest at a fixed annual rate and was classified as interest income in the consolidated statements of operations. On September 11, 2020, the Partnership and Occidental entered into a Unit Redemption Agreement, pursuant to which WES Operating transferred the note receivable to Anadarko, which Anadarko immediately canceled and retired upon receipt (see Note 5).

APCWH Note Payable. In June 2017, in connection with funding the construction of the APC water systems that were acquired as part of the AMA acquisition, APC Water Holdings 1, LLC (“APCWH”) entered into an eight-year note payable agreement with Anadarko. This note payable had a maximum borrowing limit of $500.0 million, including accrued interest. The APCWH Note Payable was repaid at Merger completion (see Note 1).

Commodity-price swap agreements. WES Operating entered into commodity-price swap agreements with Anadarko to mitigate exposure to the commodity-price risk inherent in WES Operating’s percent-of-proceeds, percent-of-product, and keep-whole natural-gas processing contracts. These commodity-price swap agreements expired without renewal on December 31, 2018. For the year ended December 31, 2019, net gains (losses) on commodity-price swap agreements were $(0.7) million (due to settlement of 2018 activity in 2019) and the capital contribution from Anadarko was $7.4 million.

Customer concentration. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments for the years ended December 31, 2020 and 2021:

thousands	Balance at December 31, 2019	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Divestitures	Balance at December 31, 2020
Fort Union	$(610)	$—	$(544)	$—	$—	$—	$1,154	$—
White Cliffs	45,877	—	5,474	993	(4,892)	(1,829)	—	45,623
Rendezvous	32,964	—	52	—	(1,994)	(2,824)	—	28,198
Mont Belvieu JV	103,036	—	25,913	—	(25,951)	(4,124)	—	98,874
TEG	18,199	—	4,483	—	(4,504)	(1,517)	—	16,661
TEP	203,556	—	36,351	—	(39,655)	(5,063)	—	195,189
FRP	207,782	—	37,736	3,670	(39,254)	(10,053)	—	199,881
Whitethorn LLC	161,665	—	35,725	428	(41,070)	(19)	—	156,729
Cactus II	172,165	—	22,193	13,645	(31,982)	(2,100)	—	173,921
Saddlehorn	112,855	—	26,255	—	(27,393)	—	—	111,717
Panola	21,783	—	2,047	—	(2,047)	(916)	—	20,867
Mi Vida	57,807	—	10,764	—	(11,563)	(1,977)	—	55,031
Ranch Westex	46,678	(29,399)	12,127	—	(9,802)	(706)	—	18,898
Red Bluff Express	101,960	—	8,174	652	(6,530)	(1,032)	—	103,224
Total	$1,285,717	$(29,399)	$226,750	$19,388	$(246,637)	$(32,160)	$1,154	$1,224,813

thousands	Balance at December 31, 2020	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Balance at December 31, 2021
White Cliffs	$45,623	$—	$780	$—	$(199)	$(5,451)	$40,753
Rendezvous	28,198	—	(2,155)	—	(1,103)	(2,865)	22,075
Mont Belvieu JV	98,874	—	33,991	—	(33,944)	(2,193)	96,728
TEG	16,661	—	4,508	—	(4,533)	(520)	16,116
TEP	195,189	—	36,547	—	(36,797)	(6,014)	188,925
FRP	199,881	—	38,280	750	(38,275)	(4,004)	196,632
Whitethorn LLC	156,729	—	4,969	349	(6,428)	(5,929)	149,690
Cactus II	173,921	—	18,237	3,336	(18,404)	(5,796)	171,294
Saddlehorn	111,717	—	30,878	—	(31,403)	(751)	110,441
Panola	20,867	—	2,188	—	(2,188)	(823)	20,044
Mi Vida	55,031	—	10,491	—	(10,596)	(3,163)	51,763
Ranch Westex	18,898	(11,805)	12,407	—	(15,657)	(2,864)	979
Red Bluff Express	103,224	—	13,524	—	(13,989)	(1,012)	101,747
Total	$1,224,813	$(11,805)	$204,645	$4,435	$(213,516)	$(41,385)	$1,167,187
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The investment balance in White Cliffs at December 31, 2021, is $4.6 million less than the Partnership’s underlying equity in White Cliffs’ net assets, primarily due to the Partnership recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the White Cliffs pipeline.
The investment balance in Rendezvous at December 31, 2021, includes $27.2 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of WGRI, the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
The investment balance in Whitethorn LLC at December 31, 2021, is $35.1 million less than the Partnership’s underlying equity in Whitethorn LLC’s net assets, primarily due to terms of the acquisition agreement which provided the Partnership a share of pre-acquisition operating cash flow. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of Whitethorn.
The investment balance in Saddlehorn at December 31, 2021, was $18.7 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.
The investment balance in Ranch Westex at December 31, 2021, was $36.1 million less than the Partnership’s underlying equity in Ranch Westex’s net assets. During the year ended December 31, 2021, the Partnership recognized an impairment loss of $11.8 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $2.9 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput. During the year ended December 31, 2020, the Partnership recognized an impairment loss of $29.4 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2021	2020	2019
Revenues	$1,808,791	$1,635,132	$1,687,116
Operating income	946,299	1,045,889	1,107,664
Net income	945,801	1,045,076	1,108,173

	December 31,
thousands	2021	2020
Current assets	$398,696	$398,933
Property, plant, and equipment, net	5,442,565	5,653,853
Other assets	182,323	171,353
Total assets	$6,023,584	$6,224,139
Current liabilities	$157,099	$144,629
Non-current liabilities	24,713	31,383
Equity	5,841,772	6,048,127
Total liabilities and equity	$6,023,584	$6,224,139

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
For the year ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and our Texas margin tax liability. For the year ended December 31, 2020, the variance from the federal statutory rate was primarily due to our Texas margin tax liability. For the year ended December 31, 2019, the variance from the federal statutory rate primarily was due to federal and state taxes on pre-acquisition income attributable to assets previously acquired from Anadarko, and our share of applicable Texas margin tax.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2021	2020	2019
Current income tax expense (benefit)
Federal income tax expense (benefit)	$—	$—	$5,550
State income tax expense (benefit)	(37)	2,702	313
Total current income tax expense (benefit)	(37)	2,702	5,863
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	—	—	2,782
State income tax expense (benefit)	(9,770)	3,296	4,827
Total deferred income tax expense (benefit)	(9,770)	3,296	7,609
Total income tax expense (benefit)	$(9,807)	$5,998	$13,472

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2021	2020	2019
Income (loss) before income taxes	$934,192	$522,850	$821,172
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on pre-acquisition income attributable to assets acquired from Anadarko	—	—	8,332
Texas margin tax expense (benefit) (1)	(9,807)	5,998	5,140
Income tax expense (benefit)	$(9,807)	$5,998	$13,472
Effective tax rate	(1)%	1%	2%
_________________________________________________________________________________________
(1)Includes a tax benefit of $12.5 million for the year ended December 31, 2021, related to a reduced Texas margin tax rate resulting from Occidental’s settlement of state audit matters.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2021	2020
Depreciable property	$(12,395)	$(22,061)
Other intangible assets	(486)	(812)
Other	456	678
Net long-term deferred income tax liabilities	$(12,425)	$(22,195)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2021	2020
Land	N/A	$10,955	$9,696
Gathering systems – pipelines	30 years	5,386,003	5,231,212
Gathering systems – compressors	15 years	2,172,953	2,096,905
Processing complexes and treating facilities	25 years	3,375,317	3,424,368
Transportation pipeline and equipment	6 to 45 years	169,356	168,205
Produced-water disposal systems	20 years	882,527	831,719
Assets under construction	N/A	98,473	176,834
Other	3 to 40 years	750,494	702,806
Total property, plant, and equipment		12,846,078	12,641,745
Less accumulated depreciation		4,333,171	3,931,800
Net property, plant, and equipment		$8,512,907	$8,709,945

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset and other impairments. During the year ended December 31, 2021, the Partnership recognized impairments of $30.5 million, primarily attributable to (i) $14.2 million of impairments at the DJ Basin complex due to cancellation of projects and (ii) an $11.8 million other-than-temporary impairment of the Partnership’s investment in Ranch Westex (see Note 7).
During the year ended December 31, 2020, the Partnership recognized impairments of $203.9 million, primarily due to $150.2 million of impairments for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $112.2 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future EBITDA and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. Long-lived asset and other impairments on the consolidated statements of operations also includes a $29.4 million other-than-temporary impairment for the year ended December 31, 2020, of the Partnership’s investment in Ranch Westex. The remaining impairments of $24.3 million were primarily at the DJ Basin complex and DBM oil system due to the cancellation of projects and impairments of rights-of-way.
During the year ended December 31, 2019, the Partnership recognized impairments of $6.3 million, primarily at the DJ Basin complex due to impairments of rights-of-way and cancellation of projects.

Potential future long-lived asset impairments. As of December 31, 2021, it is reasonably possible that future commodity-price declines, prolonged depression of commodity prices, changes to producers’ drilling plans in response to lower prices, and potential producer bankruptcies could result in future long-lived asset impairments.

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
During the three months ended March 31, 2020, the Partnership performed an interim goodwill impairment test due to a significant decline in the trading price of the Partnership’s common units, triggered by the combined impacts from the global outbreak of COVID-19 and the oil-market disruption resulting from significantly lower global demand and corresponding oversupply of crude oil. The Partnership primarily used the market approach and Level-3 inputs to estimate the fair value of its two reporting units. The market approach was based on multiples of EBITDA and the Partnership’s projected future EBITDA. The EBITDA multiples were based on current and historic multiples for comparable midstream companies of similar size and business profit to the Partnership. The EBITDA projections require significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. The reasonableness of the market approach was tested against an income approach that was based on a discounted cash-flow analysis. Key assumptions in this analysis include the use of an appropriate discount rate, terminal-year multiples, and estimated future cash flows, including estimates of throughput, capital expenditures, and operating and general and administrative costs. The Partnership also reviewed the reasonableness of the total fair value of both reporting units to the market capitalization as of March 31, 2020, and the reasonableness of an implied acquisition premium. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the valuations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $441.0 million during the first quarter of 2020, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero. Goodwill allocated to the transportation reporting unit of $4.8 million as of March 31, 2020, was not impaired.
The Partnership’s annual qualitative goodwill impairment assessment as of October 1, 2021, indicated no further impairment. Qualitative factors also were assessed in the fourth quarter of 2021 to review any changes in circumstances subsequent to the annual test. This assessment also indicated no impairment.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. GOODWILL AND OTHER INTANGIBLES

Other intangible assets. The other intangible assets balance on the consolidated balance sheets includes the fair value, net of amortization, primarily related to (i) contracts assumed in connection with processing plant acquisitions in 2011 that are part of the DJ Basin complex, which are being amortized on a straight-line basis over 38 years and (ii) contracts assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
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
The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2021	2020
Gross carrying value	$979,863	$979,863
Accumulated amortization	(235,121)	(203,454)
Other intangible assets	$744,742	$776,409

Amortization expense for intangible assets was $31.7 million, $33.0 million, and $32.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Intangible asset amortization to be recorded in each of the next five years is estimated to be $31.7 million per year.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2021	2020	2021	2020
Trade receivables, net	$436,513	$452,718	$436,513	$407,547
Other receivables, net	—	162	—	2
Total accounts receivable, net	$436,513	$452,880	$436,513	$407,549

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2021	2020	2021	2020
NGLs inventory	$3,370	$882	$3,370	$882
Imbalance receivables	25,309	12,976	25,309	12,976
Prepaid insurance	10,369	8,131	8,538	6,113
Contract assets	5,307	5,338	5,307	5,338
Other	1,897	17,935	1,897	17,935
Total other current assets	$46,252	$45,262	$44,421	$43,244

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2021	2020	2021	2020
Accrued interest expense	$131,177	$137,307	$131,177	$137,307
Short-term asset retirement obligations	9,934	20,215	9,934	20,215
Short-term remediation and reclamation obligations	7,454	2,950	7,454	2,950
Income taxes payable	1,516	3,399	1,516	3,399
Contract liabilities	27,763	31,477	27,763	31,477
Other	85,405	74,599	32,849	35,485
Total accrued liabilities	$263,249	$269,947	$210,693	$230,833

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2021	2020
Carrying amount of asset retirement obligations at beginning of year	$280,498	$358,868
Liabilities incurred	23,923	9,565
Liabilities settled	(12,710)	(20,418)
Accretion expense	12,664	15,070
Revisions in estimated liabilities	3,834	(82,587)
Carrying amount of asset retirement obligations at end of year	$308,209	$280,498

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2021			December 31, 2020
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$502,246	$502,138	$505,153	$—	$—	$—
5.375% Senior Notes due 2021	—	—	—	431,081	430,606	436,241
Finance lease liabilities	3,794	3,794	3,794	8,264	8,264	8,264
Total short-term debt	$506,040	$505,932	$508,947	$439,345	$438,870	$444,505

Long-term debt
4.000% Senior Notes due 2022	$—	$—	$—	$580,917	$580,555	$597,568
Floating-Rate Senior Notes due 2023	213,138	212,642	213,072	239,978	238,879	235,066
3.100% Senior Notes due 2025	732,106	728,096	764,815	1,000,000	992,900	1,028,614
3.950% Senior Notes due 2025	399,163	395,928	418,506	500,000	494,866	512,807
4.650% Senior Notes due 2026	474,242	471,629	516,473	500,000	496,708	524,880
4.500% Senior Notes due 2028	400,000	396,145	437,673	400,000	395,617	415,454
4.750% Senior Notes due 2028	400,000	396,938	444,550	400,000	396,555	418,786
4.050% Senior Notes due 2030	1,200,000	1,190,339	1,323,595	1,200,000	1,189,407	1,342,996
5.450% Senior Notes due 2044	600,000	593,733	717,804	600,000	593,598	607,234
5.300% Senior Notes due 2048	700,000	687,265	844,223	700,000	687,048	694,172
5.500% Senior Notes due 2048	350,000	342,659	418,907	350,000	342,543	343,928
5.250% Senior Notes due 2050	1,000,000	983,709	1,183,514	1,000,000	983,512	1,100,375
Finance lease liabilities	1,533	1,533	1,533	23,644	23,644	23,644
Total long-term debt	$6,470,182	$6,400,616	$7,284,665	$7,494,539	$7,415,832	$7,845,524
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the years ended December 31, 2021and 2020:

thousands	Carrying Value
Balance at December 31, 2019	$7,959,438
RCF borrowings	220,000
Issuance of Floating-Rate Senior Notes due 2023	300,000
Issuance of 3.100% Senior Notes due 2025	1,000,000
Issuance of 4.050% Senior Notes due 2030	1,200,000
Issuance of 5.250% Senior Notes due 2050	1,000,000
Finance lease liabilities	24,035
Repayments of RCF borrowings	(600,000)
Repayment of Term loan facility borrowings	(3,000,000)
Repayment of 5.375% Senior Notes due 2021	(68,919)
Repayment of 4.000% Senior Notes due 2022	(89,083)
Repayment of Floating-Rate Senior Notes due 2023	(60,022)
Other	(30,747)
Balance at December 31, 2020	$7,854,702
RCF borrowings	480,000
Repayments of RCF borrowings	(480,000)
Repayment of 5.375% Senior Notes due 2021	(431,081)
Repayment of 4.000% Senior Notes due 2022	(78,671)
Repayment of Floating-Rate Senior Notes due 2023	(26,840)
Repayment of 3.100% Senior Notes due 2025	(267,894)
Repayment of 3.950% Senior Notes due 2025	(100,837)
Repayment of 4.650% Senior Notes due 2026	(25,758)
Finance lease liabilities	(26,582)
Other	9,509
Balance at December 31, 2021	$6,906,548

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 4.542%, 5.424%, and 6.629%, respectively, at December 31, 2021, and were 4.291%, 5.173%, and 6.375%, respectively, at December 31, 2020. The interest rate on the Floating-Rate Senior Notes was 1.97% and 2.07% at December 31, 2021 and 2020, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2021, WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer (see Debt activity above). During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. During the year ended December 31, 2021, losses of $24.9 million were recognized for the retirement of these notes. During the year ended December 31, 2020, WES Operating purchased and retired $218.0 million of certain of its senior notes and Floating-Rate Senior Notes via open-market repurchases, and gains of $13.5 million were recognized for the early retirement of these notes. Net proceeds from the Fixed-Rate Senior Notes and Floating-Rate Senior Notes were used to repay the $3.0 billion in outstanding borrowings under the Term loan facility and outstanding amounts under the RCF, and for general partnership purposes.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

As of December 31, 2021, the 4.000% Senior Notes due 2022 were classified as short-term debt on the consolidated balance sheet. At December 31, 2021, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion RCF is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender (see Note 1). The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders. As of December 31, 2021, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of December 31, 2021 and 2020, the interest rate on any outstanding RCF borrowings was 1.60% and 1.64%, respectively. The facility-fee rate was 0.25% at December 31, 2021 and 2020.
The RCF bears interest at the London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 1.00% to 1.50%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) LIBOR plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.50%, based on WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.250% of the commitment amount (whether drawn or undrawn), which also is based on the senior unsecured debt rating.
At December 31, 2021, WES Operating was in compliance with all covenants under the RCF.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Finance lease liabilities. The Partnership subleased equipment from Occidental via finance leases through April 2020. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles. Certain of these equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases were classified as operating leases. See Note 14—Leases.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2021	2020	2019
Third parties
Long-term and short-term debt	$(366,570)	$(369,815)	$(315,872)
Finance lease liabilities	(861)	(1,510)	—
Commitment fees and amortization of debt-related costs	(12,705)	(13,501)	(12,424)
Capitalized interest	3,624	4,774	26,980
Total interest expense – third parties	(376,512)	(380,052)	(301,316)
Related parties
APCWH Note Payable	—	—	(1,833)
Finance lease liabilities	—	(6)	(137)
Total interest expense – related parties	—	(6)	(1,970)
Interest expense	$(376,512)	$(380,058)	$(303,286)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The Partnership adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective method applied to all leases in existence on January 1, 2019. The Partnership elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases.

Lessee. The Partnership has entered into operating leases for corporate offices, shared field offices, easements, and equipment supporting the Partnership’s operations, with both Occidental and third parties as lessors. The Partnership also had subleased equipment from Occidental via finance leases that extended through April 2020.
During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles. Certain of these equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases were classified as operating leases.
The following table summarizes information related to the Partnership’s leases:

	December 31,
	2021		2020
thousands except lease term and discount rate	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$71,725	$—	$38,985	$—
Net property, plant, and equipment	—	5,449	—	31,487
Total lease assets (1)	$71,725	$5,449	$38,985	$31,487

Liabilities
Accrued liabilities	$10,558	$—	$3,958	$—
Short-term debt	—	3,794	—	8,264
Other liabilities	35,442	—	34,843	—
Long-term debt	—	1,533	—	23,644
Total lease liabilities (1)	$46,000	$5,327	$38,801	$31,908

Weighted-average remaining lease term (years)	8	2	9	7
Weighted-average discount rate (%)	4.1	3.4	5.1	4.3
________________________________________________________________________________________
(1)For the years ended December 31, 2021 and 2020, includes additions to ROU assets of $44.9 million and $40.5 million, respectively, and additions to lease liabilities of $14.9 million and $40.5 million, respectively, related to operating leases. Includes additions to ROU assets and lease liabilities of $0.9 million and $39.7 million related to finance leases for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2021	2020	2019
Operating lease cost	$10,753	$7,702	$6,932
Short-term lease cost	37,616	43,102	1,295
Variable lease cost	2,628	(46)	256
Sublease income	(414)	(414)	(414)
Finance lease cost
Amortization of ROU assets	7,151	8,346	562
Interest on lease liabilities	861	1,516	137
Total lease cost	$58,595	$60,206	$8,768

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2021		2020		2019
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$5,805	$861	$5,750	$1,516	$7,042	$118
Financing cash flows	—	6,513	—	14,207	—	508

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2021:

thousands	Operating Leases	Finance Leases
2022	$10,725	$3,857
2023	7,836	1,446
2024	5,214	137
2025	4,444	23
2026	4,450	—
Thereafter	22,896	—
Total lease payments	55,565	5,463
Less portion representing imputed interest	9,565	136
Total lease liabilities	$46,000	$5,327

Lessor. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts include (i) fixed consideration, which is measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consists of all volumes above the minimum-volume commitment. Subsequent to the initial two-year term, the agreement provides for automatic one-year extensions, unless either party exercises its option to terminate the lease with advance notice. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For the years ended December 31, 2021 and 2020, the Partnership recognized fixed-lease revenue of $175.8 million and $175.8 million, respectively, and variable-lease revenue of $3.5 million and $47.9 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.
In December 2021, one of the Partnership’s processing agreements was amended. The amended contract was determined to be a lease agreement; however, the Partnership elected the practical expedient to combine the lease and the non-lease components, which consists of processing and stabilization services, into a single service component and will account for the contract under Revenue from Contracts with Customers (Topic 606).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards to its independent directors, executive officers, and employees under the (i) Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “2012 LTIP”), (ii) the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP,” assumed by the Partnership in connection with the Merger), and (iii) the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). These plans are collectively referred to as the “WES LTIPs.” The 2012 LTIP, the 2017 LTIP, and the 2021 LTIP permit the issuance of up to 3,000,000, 3,431,251, and 9,500,000 units, respectively, of which 484,909, 2,308,578, and 9,500,000 units, respectively, remained available for future issuance as of December 31, 2021.
On March 22, 2021, the Board approved the 2021 LTIP. Subject to the capitalization adjustment provisions included in the 2021 LTIP, the total aggregate number of common units that may be delivered with respect to awards under the 2021 LTIP is 9,500,000 (the “2021 LTIP Limit”). Common units withheld from an award or surrendered by a participant to satisfy tax withholding obligations or to satisfy the payment of any exercise price with respect to an award will not be considered to be common units delivered under the 2021 LTIP for purposes of the 2021 LTIP Limit. If any award is forfeited, cancelled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units, the common units subject to such award will again be available for awards under the 2021 LTIP. The 2021 LTIP provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, other unit-based awards, cash awards, and a unit award or a substitute award to employees and directors of the Partnership and its general partner.
The Board awards phantom units (the “Awards”) to the Partnership’s executive officers under the WES LTIPs. The Awards include (i) an award of time-vested phantom units that vest ratably over a period of three years (“Time-Based Awards”), (ii) a market award that vests after a performance period of three years based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a performance period of three years (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective award agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards granted in 2020 pay in-kind distributions in the form of Partnership common units. During the years ended December 31, 2021 and 2020, the Partnership issued 21,681 and 48,070 common units, respectively, as in-kind distributions under such Awards. Prior to vesting, the Time-Based Awards granted in 2021 pay cash distributions ratably. The TUR and ROA Awards granted in 2021 pay cash distributions at vesting based on actual performance.
In addition, time-vested phantom units may be awarded under the WES LTIPs to non-executive employees and independent directors of the Partnership, which vest ratably over a period of three years and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and independent directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA awards is adjusted quarterly based on the estimated performance rating at vesting. For ROA Awards, all performance-related fair-value changes are recognized in compensation expense during the performance period. The total fair value of phantom units vested was $8.5 million, $0.5 million, and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, based on the market price at the vesting date. Compensation expense for the WES LTIPs was $17.6 million, $7.9 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Partnership had $27.4 million of estimated unrecognized compensation expense attributable to the WES LTIPs that will be recognized over a weighted-average period of 1.1 years.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes time-vested award activity under the WES LTIPs for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$15.69	1,307,606	$—	—	$35.08	7,128
Granted	17.86	1,041,635	15.49	1,442,821	29.75	25,212
Vested	14.82	(497,648)	9.54	(53,551)	31.62	(44,572)
Forfeited	16.83	(75,921)	16.27	(81,664)	—	—
Converted (1)	—	—	—	—	33.46	12,232
Non-vested units at end of year	16.97	1,775,672	15.69	1,307,606	—	—
________________________________________________________________________________________
(1)At closing of the Merger, 8,020 WES Operating phantom units awarded under the 2017 LTIP converted into phantom units of the Partnership under the 2012 LTIP.

The following table summarizes TUR Awards activity under the WES LTIPs for the years ended December 31, 2021 and 2020:

	2021		2020
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$17.79	108,481	$—	—
Granted	22.77	237,720	17.79	124,067
Forfeited	21.78	(20,984)	17.79	(15,586)
Non-vested units at end of year	21.17	325,217	17.79	108,481

The following table summarizes ROA Awards activity under the WES LTIPs for the years ended December 31, 2021 and 2020:

	2021		2020
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$16.27	108,481	$—	—
Granted	15.88	237,720	16.27	124,067
Forfeited	15.96	(20,984)	16.27	(15,586)
Non-vested units at end of year	16.01	325,217	16.27	108,481

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2021 and 2020, the consolidated balance sheets included $10.1 million and $8.2 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes its environmental obligations are adequate to fund remedial actions required to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the overall results of operations, cash flows, or financial condition. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 11.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

Item 9B.  Other Information

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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
Our general partner’s Board has eight members, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board has affirmatively determined that Messrs. Kenneth F. Owen and David J. Schulte and Ms. Lisa A. Stewart are independent as described in the rules of the NYSE and the Exchange Act.

Board Leadership Structure

Occidental owns our general partner and, within the limitations of our partnership agreement and applicable SEC and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our Board structure is established by Occidental.
Although our Board structure has historically separated the roles of Chairman and Chief Executive Officer (“CEO”), our general partner’s limited liability company agreement and Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined. Those roles may be combined in the future.

Directors and Executive Officers

The biography of each director below contains information regarding that person’s service as a director, business experience, director positions held currently or at any time during the last five years, and involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes, or skills that caused our general partner and its Board to determine that the person should serve as a director of our general partner. In light of our strategic relationship with our sponsor, Occidental, our general partner considers service as an Occidental executive to be a meaningful qualification for service as a non-independent director of our general partner.
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 17, 2022.

Name	Age	Position with Western Midstream Holdings, LLC
Peter J. Bennett	54	Chairman of the Board
Michael P. Ure	45	President, Chief Executive Officer, Chief Financial Officer, and Director
Robert W. Bourne	66	Senior Vice President and Chief Commercial Officer
Craig W. Collins	49	Senior Vice President and Chief Operating Officer
Christopher B. Dial	45	Senior Vice President, General Counsel and Secretary
Catherine A. Green	48	Senior Vice President and Chief Accounting Officer
Oscar K. Brown	51	Director
Nicole E. Clark	52	Director
Frederick A. Forthuber	58	Director (effective December 17, 2021)
Kenneth F. Owen	48	Director
David J. Schulte	60	Director
Lisa A. Stewart	64	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal, or disqualification. Officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Peter J. Bennett Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Bennett has served as a member of our Board since August 2019, as Chairman of the Board since December 2021, and as a member of the Board’s Compensation Committee since February 2022. Mr. Bennett currently serves as President, U.S. Onshore Resources and Carbon Management, Commercial Development at Occidental. In this role, Mr. Bennett is responsible for the strategic direction and capital placement for Occidental’s U.S. Onshore Resources and Carbon Management business. He also served as Senior Vice President, Permian Resources of Occidental Oil and Gas, a subsidiary of Occidental, from April 2018 to April 2020 and as President and General Manager of Permian Resources and the Rockies from April 2020 to October 2020. Mr. Bennett previously served as President and General Manager — Permian Resources, New Mexico Delaware Basin, from January 2017 to April 2018, Chief Transformation Officer from June 2016 to January 2017, Vice President, Portfolio and Optimization of Occidental Oil and Gas from February 2016 to June 2016 and, prior to that, pioneered innovative logistical and operational solutions as Vice President, Operations Portfolio and Integrated Planning of Occidental Oil and Gas from October 2015 to February 2016.

Michael P. Ure Houston, Texas Director since: August 2019 Not Independent Officer since: August 2019
Biography/Qualifications

Mr. Ure has served as President and Chief Executive Officer of our general partner and as a member of our Board since August 2019. Prior to joining WES, Mr. Ure served as Senior Vice President, Business Development of Occidental Oil and Gas beginning in July 2017 and as Vice President, Mergers and Acquisitions of Occidental from October 2014 to July 2017. Mr. Ure held a leadership role in evaluating acquisition and divestiture opportunities including, during his tenure, accountability for Occidental’s business development activities in North and Latin America. Prior to joining Occidental, Mr. Ure served in a leadership role with Shell Exploration and Production’s Upstream Americas Business Development organization and as an investment banker in New York, London, and Houston; most recently with Goldman, Sachs & Co. During his career, Mr. Ure has worked on total closed transactions representing more than $150 billion in value.

Robert W. Bourne Houston, Texas Officer since: October 2019
Biography/Qualifications

Mr. Bourne has served as Senior Vice President and Chief Commercial Officer of our general partner since October 2019. Prior to joining WES, Mr. Bourne served as a member of the board of directors of Altus Midstream Company from November 2018 to August 2019. Mr. Bourne also served as a member of the board of directors and Vice President of Business Development — Marketing of Apache Corporation from April 2017 to August 2019. Prior to joining Apache Corporation, Mr. Bourne served as a consultant advising Smith Production Inc. Mr. Bourne served as Senior Vice President of Business Development at American Midstream GP LLC, the general partner of American Midstream Partners, LP from November 2014 until December 31, 2015. Mr. Bourne has more than 31 years of experience in midstream corporate business development focused on producer and end-user relations, and was one of the founding members of the executive management team for Coral Energy.

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

Catherine A. Green Houston, Texas Officer since: October 2019
Biography/Qualifications

Ms. Green has served as Senior Vice President and Chief Accounting Officer of our general partner since May 2021, and as Vice President and Chief Accounting Officer of our general partner from October 2019 to May 2021. Ms. Green joined Anadarko in 2001 and has more than 25 years of accounting and audit experience. During her career at Anadarko, Ms. Green served in a variety of diverse roles throughout the Anadarko accounting and finance organization, including internal audit, technical U.S. GAAP accounting, internal controls, and most recently as Director, Expenditure Accounting. Prior to joining Anadarko, Ms. Green was an auditor with Grant Thornton LLP in the United Kingdom and Houston.

Oscar K. Brown Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Brown has served as a member of our Board since August 2019, as Chairman of the Board’s ESG Committee since February 2021, and as a member of the Board’s Compensation Committee since February 2022. Mr. Brown served as Senior Vice President, Strategy, Business Development and Supply Chain of Occidental from November 2018 to March 2020. In this role, Mr. Brown was responsible for, among other things, Occidental’s global business development functions and global supply chain management. Mr. Brown previously served as Senior Vice President, Corporate Strategy and Business Development from July 2017 to November 2018. Prior to joining Occidental in 2016, Mr. Brown worked at Bank of America Merrill Lynch, where he most recently served as managing director and co-head of Americas Energy Investment Banking. Mr. Brown served as Occidental’s designated representative on the board of directors of Plains All American Pipeline’s governing entity, PAA GP Holdings LLC (NYSE: PAA and PAGP) from August 2017 to September 2019. Mr. Brown also serves on the board of Houston’s Alley Theatre, and as a member of that board’s Executive Committee.

Nicole E. Clark Houston, Texas Director since: December 2020 Not Independent
Biography/Qualifications

Ms. Clark has served as a member of our Board since December 2020, as a member of the Board’s ESG Committee since February 2021, and as a member of the Board’s Compensation Committee since February 2022. Ms. Clark presently holds the position of Vice President, Deputy General Counsel and Corporate Secretary at Occidental, having joined Occidental in 2014. Prior to joining Occidental, Ms. Clark was Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at a private-equity backed industrial distributor to the energy and petrochemicals markets. Before that, Ms. Clark was a Corporate Partner at Vinson & Elkins LLP, where she specialized in mergers and acquisitions, securities regulation and corporate governance. She began her legal career with Wachtell, Lipton, Rosen & Katz where she was a Corporate Associate. Prior to entering the law, Ms. Clark was an auditor at Arthur Andersen LLP.

Frederick A. Forthuber Houston, Texas Director since: December 2021 Not Independent
Biography/Qualifications

Mr. Forthuber has served as a member of our Board and the Board’s ESG Committee since December 2021. He currently serves as President of Oxy Energy Services, LLC, a subsidiary of Occidental. In this role, Mr. Forthuber has global functional responsibility for midstream and marketing of crude oil, natural gas liquids, and natural gas. In addition, Mr. Forthuber has global functional responsibility for Health and Safety, and the Occidental Oil and Gas Regulatory and Land functions. Mr. Forthuber has more than 35 years of industry experience in oil and gas operations. He has held positions of increasing responsibility in engineering and project management since joining Occidental with the acquisition of Altura Energy in 2000. Most recently, he served as Vice President, Worldwide Operations for Occidental Oil and Gas Corporation. Prior to joining Occidental, Mr. Forthuber served in engineering roles for Altura Energy and Exxon.

Kenneth F. Owen Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Mr. Owen has served as a member of our Board, Chairman of the Audit Committee, and a member of the Special Committee of the Board since September 2020. Mr. Owen also serves as Chairman, Chief Executive Officer and President of South Coast Terminals, one of the largest independent manufacturers of specialty chemicals and lubricant additives in the United States. Mr. Owen previously served as Co-founder, President and Chief Executive Officer of Moda Midstream from 2015 to 2018. Prior to Moda, Mr. Owen was at Oiltanking Partners, where he served as President and Chief Executive Officer of the general partner of Oiltanking Partners, L.P. (NYSE: OILT) and Oiltanking North America (OTNA). Mr. Owen originally joined OTNA in 2011 as Vice President and Chief Financial Officer and led the IPO of Oiltanking Partners. Before he joined Oiltanking, Mr. Owen worked in the energy investment banking groups at Citigroup Global Markets Inc. and UBS Investment Bank, where he advised on mergers and acquisitions, joint ventures, IPOs, and equity and debt transactions primarily for the midstream energy sector.

David J. Schulte Kansas City, Missouri Director since: September 2020 Independent
Biography/Qualifications

Mr. Schulte has served as a member of our Board, Chairman of the Special Committee, and a member of the Audit Committee of the Board since September 2020. Mr. Schulte serves as Chairman, Chief Executive Officer and President of CorEnergy Infrastructure, Inc., the first publicly traded energy infrastructure real estate investment trust. Prior to founding CorEnergy, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors where, from 2002 to 2015, he served on the investment committee and as a leader of new fund development, and as President of several NYSE listed closed-end funds. With assets under management of $16 billion when he left to lead CorEnergy, Tortoise had been a pioneer in developing funds focused on listed energy infrastructure debt and equity securities, including the first closed-end master limited partnership fund in 2004. Prior to co-founding Tortoise, Mr. Schulte had professional experience in private equity, including energy distribution companies, investment banking, and securities law. Mr. Schulte also served on the board of directors and audit committee for Elecsys Corporation from 1995 to 1999, and on the board of directors and audit committee for Inergy, L.P. from 2001 to 2005.

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a member of our Board, a member of the Board’s Audit Committee and Special Committee since September 2020, and as Chairwoman of the Board’s Compensation Committee since February 2022. Ms. Stewart serves as Sheridan Production Partners Executive Chairman, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. In September 2019, eight Sheridan entities for which Ms. Stewart served as an executive officer filed a Chapter 11 bankruptcy case in the Southern District of Texas. Ms. Stewart has more than 40 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. Ms. Stewart is currently the Lead Director of Coterra Energy, an NYSE listed energy company focused in the Permian, Mid-Continent and Pennsylvania, and an Independent Director of Jadestone Energy, an AIM-listed public energy company focused on Southeast Asia.

Reimbursement of Expenses of Our General Partner and Its Related Parties

Our general partner does not receive any management fee or other compensation for its management of WES. During 2019 under the WES omnibus agreement, we paid an annual general and administrative expense reimbursement of $250,000 and reimbursed Occidental for all insurance coverage expenses it incurred or payments it made on our behalf. Also during 2019, under WES Operating’s partnership agreement and WES Operating’s omnibus agreement, WES Operating reimbursed Occidental for general and administrative expenses allocated to it, as determined by Occidental in its reasonable discretion. On December 31, 2019, the WES and WES Operating omnibus agreements were terminated in connection with an amendment and restatement of the Services Agreement. Most of the administrative and operational services previously provided by Occidental fully transitioned to us by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement. Read Part III, Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The Board has four standing committees: the Audit Committee, the Special Committee, the ESG Committee, and the Compensation Committee.

Audit Committee. The Audit Committee is comprised of three independent directors, Messrs. Owen (Chairman) and Schulte, and Ms. Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held five meetings in 2021.
Mr. Owen has been designated by the Board as the “Audit Committee financial expert” meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Owen’s biography set forth above.
The Audit Committee assists the Board in its oversight of the integrity of the consolidated financial statements, internal control over financial reporting, and compliance with legal and regulatory requirements, and the policies and controls of WES and WES Operating. The Audit Committee has the sole authority to, among other things, (i) retain and terminate our independent registered public accounting firm, (ii) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (iii) establish policies and procedures for the pre-approval of all audit, audit-related, non-audit, and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the Audit Committee and to our management, as necessary.

Special Committee. The Special Committee is comprised of three independent directors, Messrs. Schulte (Chairman) and Owen, and Ms. Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Occidental). The Special Committee will determine, as set forth in our partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its related parties, including Occidental. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee held seven meetings during 2021.

ESG Committee. The ESG Committee is comprised of three directors, Messrs. Brown (Chairman) and Forthuber, and Ms. Clark. The ESG Committee assists the Board in overseeing environmental, social, and governance matters, including those related to sustainability and climate change, that are relevant to the Partnership’s activities and performance, and devoting appropriate attention and effective response to stakeholder concerns regarding such matters. The ESG Committee held three meetings during 2021.

Compensation Committee. In February 2022, the Board established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee is comprised of four directors, Messes. Stewart (Chairwoman) and Clark, and Messrs. Bennett and Brown.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our Board, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Under our Corporate Governance Guidelines, these meetings are chaired on a rotating basis by the chairpersons of the Board’s Audit Committee and Special Committee.
The Board welcomes questions or comments about WES and its operations. Unitholders or interested parties may contact the Board, including any individual director, at BoardofDirectors@westernmidstream.com or at the following address: Name of the Director(s), c/o Secretary, Western Midstream Holdings, LLC, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.

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
We make available free of charge, within the “Governance” section of our website at www.westernmidstream.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Audit Committee charter, Special Committee charter, ESG Committee charter, and Compensation Committee charter. Requests for print copies may be directed to investors@westernmidstream.com or to: Investor Relations, Western Midstream Partners, LP, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380, or telephone (832) 636-1009. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements, objectives, and principles of WES’s 2021 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Board considered in making those decisions. The NEOs for 2021 were:

Name	Position
Michael P. Ure	President, Chief Executive Officer and Chief Financial Officer
Craig W. Collins	Senior Vice President and Chief Operating Officer
Christopher B. Dial	Senior Vice President, General Counsel and Secretary
Robert W. Bourne	Senior Vice President and Chief Commercial Officer
Charles G. Griffie (1)	Former Senior Vice President, Operations and Engineering
________________________________________________________________________________________
(1)Mr. Griffie left WES effective December 31, 2021.

Executive Summary

Subsequent to the Occidental Merger in 2019, WES undertook a strategic shift toward becoming a functionally-independent company based on the recognition that operating our business under a midstream-focused organizational infrastructure, with an independent management team solely dedicated to WES, would position WES to achieve long-term cost efficiencies, increase the quality, safety, and reliability of WES’s service offerings and operate more competitively, thereby promoting the creation of long-term value for WES unitholders. Our executive management team, none of whom have any remaining role or responsibilities at Anadarko or Occidental, was brought into WES between August of 2019 and year-end 2019 to execute this transition. This change in organizational structure remains a significant undertaking that continues to inform all of our compensation decisions, including pay levels, the design of short-and long-term incentive programs, the determination of WES specific metrics used in these programs, and the benefit programs we provide.

In 2021, our Board took the following key actions related to executive compensation:

•Implemented unit ownership guidelines for all of our officers;

•Reviewed and made compensation changes to our executive officer base salaries, target bonus opportunities, and long-term incentive awards;

•Reviewed our annual cash incentive program and updated the performance metrics to incorporate ESG metrics, expand on our existing safety measures, and include a free cash flow measure;

•Updated the treatment of distribution equivalent rights on our performance unit awards to provide for the accrual of distributions paid during the performance period, with the payment of such rights made in cash at the end of the performance period based on the actual performance of the underlying award, rather than our prior practice of paying distribution equivalent rights in units on a current basis;

•Approved the Western Midstream Partners, LP Executive Severance Plan and the Western Midstream Partners, LP Executive Change in Control Severance Plan; and

•Approved the Western Midstream Savings Restoration Plan.

These actions were taken in furtherance of our transition to a standalone midstream company and made to further align our executive compensation program with WES’s overall strategy, provide for the attraction and retention of executive talent, and align executive officer’s interest with those of our long-term unitholders.

2021 Business and Performance Highlights

2021 continued to be a transformative year for WES as it implemented programs and policies to support the transition undertaken in 2020 to become a stand-alone midstream company. While executing this transition, and despite the continued challenges occasioned by a world-wide pandemic, during the 2021 fiscal year WES:

•Surpassed projected year-end exit-rate throughput for all product lines, driven by increased producer activity levels in the Delaware Basin.

•Maintained strong operational performance, with system availability above 99% for the second consecutive year.

•Generated $1.49 billion in Free Cash Flow, a more than 20% increase over 2020 and representing a roughly $1.45 billion improvement to the $36.7 million generated by the business in 2019.

•Surpassed year-end leverage ratio target of 4.0 times through the retirement of $431.1 million of Senior Notes due 2021 and the repurchase of $500 million of other Senior Notes, achieving a year-end leverage ratio of approximately 3.6 times, or 3.5 times on a net basis.

•Completed a $250 million unit repurchase program by repurchasing 11,207,869 units in 2021 for aggregate consideration of $217.5 million.

•Generated above-forecast 2021 Adjusted EBITDA, despite winter storm Uri, through continued producer outperformance in the Delaware Basis, commercial success in contracting additional third-party volumes, and sustainable cost savings.

•Increased the distribution 5-percent year over year.

•Published our second ESG report and established a board-level ESG Committee.

How We Make Compensation Decisions

Our Board has responsibility for evaluating and approving the officer and director compensation plans, policies, and programs of the Partnership. The Board uses several resources in reviewing elements of executive compensation and making compensation decisions. These decisions are not purely formulaic, and the Board exercises judgement and discretion as it deems appropriate. Although not required by the NYSE listing standards, in February 2022, we established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors.

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

Compensation Consultant. In 2021, the Board continued the engagement of Meridian Compensation Partners, LLC (Meridian) as its independent compensation consultant to provide advice on various executive compensation matters. This was the second year our Board was fully responsible for making pay decisions related to our NEOs and our second year to use an independent compensation consultant. In 2021, Meridian provided guidance on our benchmarking peer group, pay levels, pay mix, severance benefits, and overall executive compensation program design. The independent executive compensation consultant reports directly to the Board and provides no other material services to us.

Benchmarking Peers. With assistance from Meridian, the Board looked at several factors when determining an appropriate peer group of companies to use for benchmarking compensation opportunities. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or C-Corp)), and companies that are in competition for the same senior executive talent. After conducting an annual review, there were no changes made to the peer group compared to the peer group used to evaluate 2020 compensation decisions.
The Partnership’s peer group used for conducting the 2021 executive benchmarking assessment is listed below:

•Crestwood Equity Partners LP	•Magellan Midstream Partners LP
•DCP Midstream LP	•ONEOK, Inc.
•Enable Midstream Partners LP	•Plains All American Pipeline LP
•EnLink Midstream, LLC	•Targa Resources Corp.
•Equitrans Midstream Corporation	•Williams Companies, Inc.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Meridian provided the Board with an independent assessment of the compensation programs and practices in our peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each company. When reviewing benchmarking data, the Board reviewed 25th, 50th, and 75th percentile data, however, the Board does not target a specific percentile of the benchmark data, and in making officer compensation decisions, they take into account other considerations as noted below.

Role of Executive Officers in Setting Executive Compensation. The Board, after reviewing the information provided by Meridian and considering other factors described below, determines, with input from Meridian, each element of compensation for our CEO. When making determinations about each element of compensation for our other executive officers, the Board also considers recommendations from our CEO. Additionally, at the Board’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Board is under no obligation to implement these recommendations. Executive officers and others may also attend Board meetings when invited to do so, but the executive officers do not attend when their individual compensation is being discussed.

Other Considerations. In addition to the above resources, the Board considers other factors when making compensation decisions, such as individual experience, individual performance, internal pay equity, development and succession status, and other individual or organizational circumstances, including the current market and business environment. With respect to equity-based awards, the Board also considers the expense of such awards and the relative value of each element comprising the executive officers’ target total compensation opportunity.

2021 Annual Compensation Program

Our executive compensation program includes direct and indirect compensation elements. We believe that a majority of an executive officer’s total compensation opportunity should be performance-based; however, we do not have a specified formula that dictates the overall weighting of each element. Our Board has established an annual target total compensation program designed to support WES’s long-term strategic objectives and be competitive with industry practices.

As illustrated in the charts below, a majority of our NEO targeted annual direct compensation is at-risk; 87% for our CEO and 75%, on average, for our other NEOs. Specifically, 72% of our CEO’s targeted annual direct compensation and 55%, on average, for our other NEOs’ targeted annual direct compensation is tied directly to WES’s unit performance through their annual long-term incentive awards.

Targeted Annual Direct Compensation
The charts above are based on the following compensation elements, as discussed under Analysis of 2021 Compensation Actions: base salaries approved in 2021; 2021 target bonus opportunities; and the target value of the 2021 annual long-term incentive awards.

Direct Compensation Elements. The direct compensation elements for our 2021 annual compensation program are outlined in the table below.

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation to attract and retain executive talent.
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry.
	ROA Units (25% of award)	3-Year Return on Assets (“ROA”) Absolute Unit Price	ROA Units provide an incentive for NEOs to focus on efficiently managing the Partnership’s assets to generate earnings and provide a retentive value.
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return (“TUR”) Absolute Unit Price	TUR Units provide an effective comparison of our unit price performance against an industry peer group and provide a retentive value.
Annual Cash Incentives	Cash	Controllable Cash Costs System Availability Discretionary Capital Spend Leverage Free Cash Flow Safety & ESG	Provides incentives for NEOs to focus and excel in areas aligned with WES’s business objectives by providing rewards for short-term financial and operational results.

Analysis of 2021 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2021 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.

Name	Salary as of February 23, 2020 ($)	Salary as of February 21, 2021 ($)	% Change
Mr. Ure	650,000	725,000	11.5%
Mr. Collins	455,000	475,000	4.4%
Mr. Dial (1)	—	400,000	N/A
Mr. Bourne	405,000	405,000	—%
Mr. Griffie	405,000	405,000	—%
________________________________________________________________________________________
(1)Mr. Dial was not an NEO for the year 2020.

Mr. Ure’s salary increase was made to bring his salary closer in line with the median of the peer benchmark data for the chief executive officer position. The salary increase for Mr. Collins was made based on peer benchmarking data and internal compensation alignment considerations.

Equity-Based Long-term Incentive Awards. Our Board did not make changes in 2021 to the overall structure of our annual long-term incentive program that consists of a combination of time-based units and performance-based units. This use of both time-based and performance-based awards is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. While the overall structure of our program did not change in 2021, we did update the treatment of distribution equivalent rights during the vesting period. The distribution equivalent rights are now paid in cash versus units and the distribution equivalent rights on performance units are now accrued and paid at the end of the performance period, based on actual performance rather than paid on a current basis. This change was made to increase the overall link of value delivered to company performance. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 72% of targeted annual direct compensation for our CEO and an average of 55% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2021 annual long-term incentive awards, vest annually over a three-year period, subject to the NEO’s continued service through the applicable vesting date. Upon vesting, the awards are settled in WES units. Distribution equivalent rights for time-based awards are paid in cash on a current basis during the vesting period.

Return on Asset Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2021 annual long-term incentive awards. ROA is calculated each year during a three-year performance period as follows:

Adjusted EBITDA	divided by	Average Consolidated Total Assets

The actual number of ROA Units earned for the three-year performance period will be based on WES’s average annual ROA performance during the performance period. The following table reflects the payout scale used to determine the number of ROA Units earned. In the event performance falls between a whole percentage, the payout will be interpolated linearly.

WES 3 Year Average ROA	19%	18%	17%	16%	15%	14%	13%	12%	11%
Payout as a % of Target	200%	175%	150%	125%	100%	75%	50%	25%	0%

The number of ROA Units earned will be paid in the form of WES units after the end of the performance period and after the Board has certified our ROA results. Distribution equivalent rights for ROA Units made during the performance period are accrued and paid in cash at the end of the performance period based on the actual performance results of the underlying award.

Total Unit Return Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2021 annual long-term incentive awards. The units vest based on our relative TUR performance over a three-year performance period, with TUR calculated as follows:

Average Closing Common Unit Price for the last 30 trading days of the performance period	minus	Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period	plus	Distributions paid per Common Unit over the performance period (based on ex-dividend date)

divided by

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

The industry peer group for our 2021 TUR awards is listed below:

•Antero Midstream Corporation (1)	•Equitrans Midstream Corporation (1)
•Crestwood Equity Partners LP	•Magellan Midstream Partners LP
•DCP Midstream LP	•Plains All American Pipeline LP
•EnLink Midstream, LLC	•Targa Resources Corporation (1)
(1)These companies were added to the peer group in 2021 to replace EQM Midstream Partners LP, Enable Midstream Partners LP, and Noble Midstream Partners, all companies that at the time of grant were no longer publicly traded or had announced transactions that would cause them to no longer be publicly traded.

If during the performance period, a peer company is acquired, ceases to exist, ceases to be a publicly-traded partnership, files for bankruptcy, spins off 25% or more of its assets, or sells all or substantially all of its assets, then such partnership shall be deemed to fall to the bottom of the relative TUR ranking for the performance period.
The actual number of TUR Units earned for the three-year performance period will be based on WES’s relative TUR performance during the performance period. The following table reflects the payout scale used to determine the number of TUR Units earned.

Final Relative Ranking	1	2	3	4	5	6	7	8	9
Payout as a % of Target	200%	175%	150%	125%	100%	75%	50%	25%	0%

The number of TUR Units earned will be paid in the form of WES units after the end of the performance period and after the Board has certified our relative TUR performance. Distribution equivalent rights for TUR Units made during the performance period are accrued and paid in cash at the end of the performance period based on the actual performance of the underlying award.

2021 Equity Awards. Effective February 18, 2021, the Board approved the following annual long-term incentive awards under the Western Gas Equity Partners, LP 2017 Long-Term Incentive Plan. These awards are included in the

Grants of Plan-Based Awards Table. The target value of the 2021 annual equity awards granted to the NEOs reflect an increase of approximately 18%, on average, compared to their prior year target value of annual awards. In determining the annual equity awards, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels.

	Total Target LTI Value ($) (1)	Time-Based Units (50%)		TUR Units (25%)		ROA Units (25%)
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Ure	4,000,000	125,945	2,000,000	62,972	1,000,000	62,972	1,000,000
Mr. Collins	1,500,000	47,229	750,000	23,615	375,000	23,615	375,000
Mr. Dial	850,000	26,763	425,000	13,382	212,500	13,382	212,500
Mr. Bourne	700,000	22,040	350,000	11,020	175,000	11,020	175,000
Mr. Griffie (2)	800,000	25,189	400,000	12,594	200,000	12,594	200,000
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.
(2)Per the terms of Mr. Griffie’s award agreements, upon his departure from WES, he received a prorated portion of these awards.

Performance Ownership Awards. In addition to the annual awards, in February 2021, the Board approved one-time performance ownership awards to each of the NEOs. These awards were granted to increase the equity holdings of our executive officers, all who were newly appointed to WES in 2019. They were granted in the form of TUR Units and ROA Units in order to have the full value delivered directly linked to and contingent upon the Partnership’s performance.

Name	Target Value ($) (1)	Number of TUR Units (#)	Number of ROA Units (#)
Mr. Ure	1,500,000	47,229	47,229
Mr. Collins	750,000	23,615	23,615
Mr. Dial	425,000	13,382	13,382
Mr. Bourne	350,000	11,020	11,020
Mr. Griffie (2)	400,000	12,594	12,594
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.
(2)Per the terms of Mr. Griffie’s award agreements, upon his departure from WES, he received a prorated portion of these awards.

Performance-Based Annual Cash Incentives—WES Cash Bonus Program. Our Board has approved the WES Cash Bonus Program (“WCB Program”) under our US Incentive Compensation Program. Under the WCB Program, annual cash bonus awards are earned by eligible employees, including our NEOs, taking into account the achievement of specified business objectives and individual performance objectives. The Board maintains full discretion in determining overall performance under the WCB Program and may adjust bonus payouts based on factors it deems relevant.
In February 2021, individual target bonus dollar values were approved by the Board for each of our NEOs as noted in the table below.

	2020 Target Bonus		2021 Target Bonus
Name	$	% of Salary	$	% of Salary
Mr. Ure	650,000	100%	833,750	115%
Mr. Collins	390,000	86%	475,000	100%
Mr. Dial (1)	—	—	275,000	69%
Mr. Bourne	330,000	81%	330,000	81%
Mr. Griffie	345,000	85%	345,000	85%
_________________________________________________________________________________________
(1)Mr. Dial was not an NEO for the year 2020.
Changes to target bonuses for 2021 were determined based on a review of our peer benchmarking data and internal pay equity considerations.

Performance Metrics. In February 2021, the Board approved performance measures and targets to be used as an aid in determining annual cash awards under the WCB Program for the one-year performance period that ended December 31, 2021. Our annual incentive program was designed to include measures that support our primary business strategy of creating long-term value for our unitholders by safely delivering above-average customer service and system availability, and obtaining new business over time, while achieving costs efficiencies and optimizing our financial profile. The overall design of the 2021 WCB Program is similar to the 2020 WCB Program, but with adjustments to incorporate quantitative ESG metrics into the Program (Total Volumetric Spill Rate and Social Engagement) and expand our safety component to include DART in addition to TRIR. Free cash flow was also added to the 2021 WCB Program to incorporate a measure related to the cash available for the quarterly distributions to our unitholders.
The table below reflects the Partnership’s 2021 performance metrics, performance targets and performance under these metrics.

Performance Metric	Relative Weighting Factor	WCB Program Performance Targets	WCB Program Performance Results (1)
Controllable Cash Costs	25%
O&M Expense as a % of Adjusted gross margin (16.75%) (2)		21.8%	20.8%
Controllable Cash G&A (8.25%) (3)		$123MM	$120.5MM
System Availability (4)	15%	> 99%	99.2%
Discretionary Growth Capital Spend (5)	15%	< $280MM	$192MM
Leverage Ratio (6)	15%	3.8x	3.4x
Free cash flow (7)	15%	$1,200MM	$1,626.4MM
Safety & ESG	15%
TRIR (9%) (8)		0.30	0.34
DART (3%) (9)		0.06	0.13
TVSR (1.5%) (10)		10.00	7.30
Social Engagement (1.5%) (11)		50% Employee Volunteer Participation	62.2% Participation
_________________________________________________________________________________________
(1)These performance results reflect the Board’s discretion to adjust for specific unplanned items including, but not limited to, the impact of winter storm Uri, unbudgeted growth capital spend to support unplanned producer development, the effect of COVID-related recordable incidents on our safety results, and certain other unplanned expenses.
(2)O&M Expense as a % of Adjusted gross margin performance results reflect the Board’s discretionary adjustment to exclude the impact of winter storm Uri and certain other unplanned expenses. The adjustments increased Adjusted gross margin (as defined in Key Performance Metrics under Part II, Item 7 of this Form 10-K) by $5.8 million.
(3)Controllable Cash General and Administrative expenses (“G&A”), excludes restricted stock unit, bonus and benefits expense.
(4)System Availability is a measure of the “real” average availability experienced by WES’s customers related to its gas systems, oil systems, and water-disposal wells. It considers the ratio of average actual daily volumes to expected daily volumes and includes all experienced sources of downtime, such as scheduled and unscheduled downtime, logistic downtime, etc. The total availability score is a weighted average with more weight given to higher gross-margin-producing assets.
(5)Discretionary Growth Capital Spend represents accrual-based capital expenditures, including expenditures related to equity investments, and excludes maintenance capital expenditures (as defined in WES’s financial statements), capitalized interest, and capital expenditures associated with the 25% third-party interest in Chipeta.
(6)Leverage is calculated as the December 31, 2021, as principal debt outstanding divided by the trailing 12-months Adjusted EBITDA. Performance results reflect the Board’s discretion to exclude the impact of certain unplanned items on controllable cash costs and unbudgeted growth capital spend. These adjustments increased Adjusted EBITDA (as defined in Key Performance Metrics under Part II, Item 7 of this Form 10-K) by $48.9 million.
(7)Free cash flow performance results reflect the Board’s discretion to exclude expenses related to unbudgeted growth capital spend and certain unplanned items impacting controllable cash costs. These adjustments increased Free cash flow (as defined in Key Performance Metrics under Part II, Item 7 of this Form 10-K) by $136.3 million.
(8)Total Recordable Incident Rate (“TRIR”) includes injuries or illnesses that result in any of the following: days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness, or death.
(9)DART refers to Days Away, Restricted, or Transferred.
(10)Total Volumetric Spill Rate (“TVSR”) includes MSCF released plus BBL spilled/Total Operated BOE.
(11)Social Engagement includes employee volunteer participation through a WES coordinated event focused on local nonprofit organizations or individual volunteer time through a registered 501(c)3.

2021 WCB Program Performance Assessment. In assessing the company’s performance under the WCB Program, the Board considered our performance against the pre-established targets for the year, as disclosed above, taking into consideration the impact of certain unplanned items, including, the impact of reportable COVID cases on our TRIR results, the impact of unbudgeted growth capital expenditures incurred during the year to support unplanned producer development and the financial impacts of winter storm Uri. After reviewing these specific quantifiable items, the Board determined it was appropriate to exercise its discretion and exclude their impact from the overall program results. After adjusting for these unplanned items and in recognition of the overall exceptional financial and operational performance, the Board approved a payout of 168% under the 2021 WCB Program. The Board believes this to be a measured and appropriate response to recognize WES’s collective performance in 2021 and is consistent with our compensation philosophy of rewarding absolute and relative performance and is aligned with the interest of unitholders by fostering the retention, motivation and engagement of employees.

Actual Bonuses Earned for 2021. The cash bonus awards for 2021 for our NEOs are shown in the table below and are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.

Name	Target Bonus ($)		Board Assessment of 2021 WCB Program		Cash Bonus Awards ($)
Mr. Ure	833,750	x	168%	=	1,400,700
Mr. Collins	475,000	x	168%	=	798,000
Mr. Dial	275,000	x	168%	=	462,000
Mr. Bourne	330,000	x	168%	=	554,400
Mr. Griffie	345,000	x	168%	=	579,600

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
•Attracts and helps retain executives in a volatile and consolidating industry
•Provides transitional income following an executive’s involuntary termination of employment
•In the event of a Change in Control, promotes management independence and helps retain, stabilize, and focus the executives

Retirement Benefits. All of our employees, including our NEOs, are eligible to participate in the Western Midstream Savings Plan, a tax-qualified savings plan maintained by WES. In November 2021, our Board approved the Western Midstream Savings Restoration Plan, which is a non-qualified deferred compensation plan implemented to provide for the deferral of employer contributions that the participant would have otherwise been eligible for absent the Internal Revenue Code (“IRC”) limitations that restrict the amount of benefits payable under the tax-qualified savings plan. Prior to the implementation of the Savings Restoration Plan, the Board approved a one-time cash payment in 2021 to employees, including our NEOs, in the amount of employer contributions that would have been allocated to their savings plan account for their 2020 eligible earnings, without regard to the IRC limitations. Prior to 2020, our NEOs participated in retirement plans provided by their legacy employer (Occidental or Anadarko). Their participation in these plans ceased when their employment was transferred to the Partnership on December 31, 2019 and we are not responsible for any expense related to those prior benefits.

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

Severance Benefits. In August 2021, our Board approved the Western Midstream Partners, LP Executive Severance Plan (the “ESP”) and the Western Midstream Partners, LP Executive Change in Control Severance Plan (the “CIC Plan”).

Executive Severance Plan. The ESP provides severance benefits to participants, including our NEOs, if their employment is terminated other than for “Cause” or if the participant resigns for “Good Reason.” Subject to a timely execution and non-revocation of a release of claims, participants are eligible for the following benefits:

•An amount equal to 2.0 times the sum of base salary and annual target bonus for the CEO and 1.5 times base salary and annual target bonus for the other NEOs;

•A prorated annual bonus for the year of termination, with payout based on actual performance;

•Continued participation in the Partnership’s basic life, medical, and dental plans at employee rates, for up to 24 months following termination;

•Prorated vesting of any unvested long-term incentive awards, including time-based and performance-based awards, with prorated performance awards based on actual performance under the original award agreement and paid at the end of the performance period;

•Outplacement services for up to nine months; and

•Any accrued, but unused as of the date of the termination, vacation pay;

Executive Change In Control Severance Plan. The CIC Plan provides severance benefits to participants, including our NEOs, if their employment is terminated other than for “Cause” or if the participant resigns for “Good Reason” on or after the date 180 days prior to the consummation of a Change in Control and within two years after the consummation of the Change in Control (“Protection Period”). Subject to a timely execution and non-revocation of a release of claims, participants are eligible for the following benefits:

•An amount equal to 2.99 times the sum of base salary and annual target bonus for the CEO and 2.0 times base salary and annual target bonus for the other NEOs;

•A prorated bonus for the year of termination, determined based on the greater of target performance and actual performance;

•Continued participation in the Partnership’s basic life, medical, and dental plans at employee rates, for up to 24 months following termination;

•Full vesting of any unvested long-term incentive awards, including time-based and performance-based awards, with performance-based awards vesting at the greater of target and actual performance;

•Outplacement services for up to nine months; and

•Any accrued, but unused as of the date of the termination, vacation pay;

The ESP and CIC Plan became effective in August 2021, however, because we are still within the two-year change of control period triggered from the Occidental Merger until August 8, 2022, in certain termination scenarios an NEO may be eligible for severance benefits related to the legacy Anadarko Petroleum Corporation Amended and Restated Change of Control Severance Plan (“Anadarko COC Plan”). In the event an NEO triggers a severance benefit under both the Anadarko COC Plan and the ESP, they will receive the benefit under the plan that provides the greater benefits, in the aggregate. Under no circumstances, will an NEO receive duplicate severance benefits. A detailed discussion of the benefits under the new plans and any legacy programs is included in the Potential Payments Upon Termination or Change of Control section below, including a discussion of the ESP benefits payable to Mr. Griffie upon his departure from the Partnership on December 31, 2021.

Additional Compensation Policies and Provisions

The following provides a discussion of additional policies and provisions we have in place related to our overall executive compensation program.

Equity Grant Practices. WES maintains the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan, the Western Gas Partners, LP 2017 Long-Term Incentive Plan and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan, which govern the issuance of equity and equity-based awards. Under the provisions of these plans, the Board has the authority to grant equity awards to our Section 16 officers. The grant date fair value of each award is based on the closing unit price of WES’s units on the NYSE on the grant date as designated by the Board. The grant date fair value of the TUR Units also incorporates the estimated payout percentage of the award on the grant date.

Equity Ownership Guidelines. In February 2021, in order to align the interests of executives and unitholders, the Board approved executive equity ownership guidelines as noted below. Executives are expected to comply with these guidelines within five years of the date the individual is first elected to the office. An officer who does not meet the minimum ownership guideline may not sell any Western Midstream units until he or she meets the guideline and would continue to meet the guideline following any such sale. In determining equity ownership levels, we include an executive’s direct unit holdings (including units held in a living trust or by a family partnership or corporation controlled by the executive, unless the executive expressly disclaims beneficial ownership of such units) and long-term incentive awards, including time-based restricted unit awards and vested performance unit awards. Unvested performance unit awards do not count towards the ownership guidelines.

Position	Multiple of Base Salary
Chief Executive Officer	6
CFO/COO	4
Other Senior Vice Presidents	3
Vice Presidents	1

Clawback Provisions. Per the terms of our 2021 long-term incentive awards which were granted under the Western Gas Equity Partners, LP 2017 Long-Term Incentive Plan, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement.

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

Compensation Committee Report

Although we formed a Compensation Committee in February 2022, the Committee was not engaged in the 2021 compensation process. During 2021, neither we nor our general partner had a compensation committee. The Board has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Midstream Holdings, LLC:

Peter J. Bennett
Michael P. Ure
Oscar K. Brown
Nicole E. Clark
Frederick A. Forthuber
Kenneth F. Owen
David J. Schulte
Lisa A. Stewart

EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our NEOs for the years ended December 31, 2021, 2020, and 2019. For 2019, the amounts reflect the portion of the compensation for our NEOs that was allocated to us by Anadarko and Occidental in accordance with the omnibus agreement.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael P. Ure	2021	713,462	416,041	6,259,276	984,659	344,607	8,718,045
President, Chief Executive Officer	2020	641,346	617,500	4,133,602	—	42,439	5,434,887
and Chief Financial Officer	2019	147,981	—	1,080,029	162,000	43,252	1,433,262
Craig W. Collins	2021	471,923	237,025	2,575,436	560,975	204,045	4,049,404
Senior Vice President and	2020	461,923	370,500	1,757,410	—	41,500	2,631,333
Chief Operating Officer	2019	138,462	—	500,049	168,000	25,826	832,337
Christopher B. Dial (6)	2021	388,462	137,225	1,459,424	324,775	100,514	2,410,400
Senior Vice President,
General Counsel and Secretary
Robert W. Bourne	2021	405,000	164,670	1,201,841	389,730	181,082	2,342,323
Senior Vice President and	2020	417,692	313,500	981,448	—	41,725	1,754,365
Chief Commercial Officer	2019	136,500	—	1,250,029	154,932	10,680	1,552,141
Charles G. Griffie	2021	405,000	172,155	1,373,517	407,445	1,407,969	3,766,086
Former Senior Vice President,	2020	401,154	327,750	1,085,394	—	38,231	1,852,529
Operations and Engineering	2019	73,077	—	208,008	70,154	18,360	369,599
________________________________________________________________
(1)For 2021 and 2020, the amounts reflect each officer’s full base salary expense. The 2019 amounts reflect the base salary expense allocated to us by Anadarko and Occidental in accordance with the omnibus agreement.
(2)For 2021, this column reflects the portion of the annual cash bonus awards that is attributed to the Board’s exercise of its discretion in assessing our performance results under the WCB Program for the year ended December 31, 2021, as discussed in the Compensation Discussion and Analysis. For 2020, this column reflects annual cash bonus awards under the WCB Program for the year ended December 31, 2020.
(3)For 2021 and 2020, this column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR units is calculated based on a Monte-Carlo valuation on the grant date. The maximum values, assuming a 200% payout, of the 2021 ROA unit awards as of the grant date for Messrs. Ure, Collins, Dial, Bourne, and Griffie were approximately $3.5 million, $1.5 million, $0.85 million, $0.70 million, and $0.80 million, respectively. The maximum values, assuming a 200% payout, of the 2021 TUR unit awards as of the grant date for Messrs. Ure, Collins, Dial, Bourne, and Griffie were approximately $5.0 million, $2.2 million, $1.2 million, $1.0 million, and $1.1 million, respectively. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. The 2021 and 2020 amounts reflect the full grant date fair value of awards granted during the year. The 2019 amounts reflect the allocated grant date fair value of awards granted in 2019 in accordance with the omnibus agreement. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For information regarding the awards granted in 2021, see the Grants of Plan-Based Awards in 2021 table.
(4)For 2021, this column reflects the portion of the annual cash bonus awards calculated based on our unadjusted performance results, pursuant to the 2021 WCB Program. For 2019, the amounts reflect annual cash bonus compensation allocated to us for the year ended December 31, 2019 under the Anadarko and Occidental plans.

(5)For 2019, the amounts in this column reflect the compensation expenses related to Anadarko’s and Occidental’s retirement and savings plans that were allocated to us for the year. The 2021 amounts are detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan and Savings Restoration Plan ($)	Financial/Tax/Estate Planning ($)	Other ($) (i) (ii)	Total ($)
Michael P. Ure	199,644	3,112	141,851	344,607
Craig W. Collins	126,363	4,000	73,682	204,045
Christopher B. Dial	86,305	3,134	11,075	100,514
Robert W. Bourne	122,145	1,775	57,162	181,082
Charles G. Griffie	124,568	4,000	1,279,401	1,407,969
________________________________________________________________
(i)    For Messrs. Ure, Collins, Dial, and Bourne, the amounts reflect the one-time cash payments made by the Partnership in 2021 in the amount that would have been allocated to their savings plan account for their 2020 eligible earnings, without regard to the IRC limitations. Mr. Ure’s amount includes less than $500 in company-related spousal travel expense.
(ii) For Mr. Griffie, the amount includes his one-time cash payment, as described in the above footnote, of $130,841; benefits payable under the Executive Severance Plan in the amount of $1,125,000; and the payout upon his termination of his accrued but unused paid time off balance of $23,560.
(6)Mr. Dial was not an NEO for the years ended December 31, 2020 and 2019.

Grants of Plan-Based Awards in 2021

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Gas Equity Partners, LP 2017 Long-Term Incentive Plan during 2021 to each of the NEOs as described below.

Non-Equity Incentive Plan Awards (WCB Program). Values disclosed reflect the estimated cash payouts under the WES WCB Program, as discussed in the Compensation Discussion and Analysis. If threshold levels of performance are not met, the payout can be zero. If maximum levels of performance are achieved, the plan funding is capped at 200% of the aggregate target payout for all participants.

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance and continued service over a three-year performance period ending December 31, 2023. Performance units earned are settled in the form of common units. The awards include tandem distribution equivalent rights accrued and paid in cash at the end of the performance period based on actual performance.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that vest ratably over three years, beginning on February 12, 2022. The awards include tandem distribution equivalent rights paid in cash on a current basis.

								All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Michael P. Ure	—	—	833,750	—	—	—	—	—	—
Time-Based Units	02/18/2021	—	—	—	—	—	—	125,945	2,000,007
ROA Units	02/18/2021	—	—	—	27,550	110,201	220,402	—	1,749,992
TUR Units	02/18/2021	—	—	—	27,550	110,201	220,402	—	2,509,277
Craig W. Collins	—	—	475,000	—	—	—	—	—	—
Time-Based Units	02/18/2021	—	—	—	—	—	—	47,229	749,997
ROA Units	02/18/2021	—	—	—	11,808	47,230	94,460	—	750,012
TUR Units	02/18/2021	—	—	—	11,808	47,230	94,460	—	1,075,427
Christopher B. Dial	—	—	275,000	—	—	—	—	—	—
Time-Based Units	02/18/2021	—	—	—	—	—	—	26,763	424,996
ROA Units	02/18/2021	—	—	—	6,691	26,764	53,528	—	425,012
TUR Units	02/18/2021	—	—	—	6,691	26,764	53,528	—	609,416
Robert W. Bourne	—	—	330,000	—	—	—	—	—	—
Time-Based Units	02/18/2021	—	—	—	—	—	—	22,040	349,995
ROA Units	02/18/2021	—	—	—	5,510	22,040	44,080	—	349,995
TUR Units	02/18/2021	—	—	—	5,510	22,040	44,080	—	501,851
Charles G. Griffie	—	—	345,000	—	—	—	—	—	—
Time-Based Units	02/18/2021	—	—	—	—	—	—	25,189	400,001
ROA Units	02/18/2021	—	—	—	6,297	25,188	50,376	—	399,985
TUR Units	02/18/2021	—	—	—	6,297	25,188	50,376	—	573,531
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200% of the aggregate target payout for all participants, but there are no individual maximums established.
(2)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2021 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Outstanding Equity Awards at Year-End 2021

The following table reflects outstanding equity awards for each NEO as of December 31, 2021. The market values shown are based on WES’s closing unit price of $22.27 on December 31, 2021. The table excludes any prior outstanding awards granted under the Occidental LTIP Plan, as per the terms of the December 2019 Services Agreement, the Partnership no longer reimburses Occidental for the expense of these awards that were granted prior to 2020.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Michael P. Ure
Time-Based Units	229,981	5,121,677	—	—
ROA Units	—	—	231,039	5,145,239
TUR Units	—	—	207,977	4,631,648
Craig W. Collins
Time-Based Units	90,925	2,024,900	—	—
ROA Units	—	—	99,345	2,212,413
TUR Units	—	—	89,470	1,992,497
Christopher B. Dial
Time-Based Units	49,651	1,105,728	—	—
ROA Units			53,175	1,184,207
TUR Units			47,500	1,057,825
Robert W. Bourne
Time-Based Units	47,009	1,046,890	—	—
ROA Units	—	—	48,491	1,079,895
TUR Units	—	—	43,936	978,455
Charles G. Griffie
Time-Based Units	—	—	—	—
ROA Units	—	—	24,516	545,971
TUR Units	—	—	22,940	510,874
_________________________________________________________________________________________
(1)The table below shows the vesting dates for the respective time-based units listed in the above Outstanding Equity Awards at Year-End 2021 Table:

Vesting Date	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
02/12/2022	94,000	37,591	20,365	19,830
02/12/2023	93,999	37,591	20,365	19,832
02/12/2024	41,982	15,743	8,921	7,347
(2)The table below shows the performance periods for the respective ROA Units listed in the above Outstanding Equity Awards at Year-End 2021 Table. The number of outstanding ROA Units for each award is calculated based on WES’s return on assets performance as of December 31, 2021, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. WES’s performance to date as of December 31, 2021 under the ROA awards with a performance period ending December 31, 2022 was 146.3% and 147.5% for the awards with a performance period ending December 31, 2023.

Performance Period	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne	Mr. Griffie
1/1/2020 to 12/31/2022	68,493	29,681	13,698	15,982	12,166
1/1/2021 to 12/31/2023	162,546	69,664	39,477	32,509	12,350

(3)The table below shows the performance periods for the respective TUR Units listed in the above Outstanding Equity Awards at Year-End 2021 Table. The number of outstanding TUR Units for each award is calculated based on WES’s relative total unit return performance ranking as of December 31, 2021, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. WES’s performance to date as of December 31, 2021 under the TUR awards with a performance period ending December 31, 2022 was 150% and 125% for the awards with a performance period ending December 31, 2023.

Performance Period	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne	Mr. Griffie
1/1/2020 to 12/31/2022	70,226	30,432	14,045	16,386	12,474
1/1/2021 to 12/31/2023	137,751	59,038	33,455	27,550	10,466

Option Exercises and Units Vested in 2021

The following table reflects information about the aggregate dollar value realized during 2021 by our NEOs for WES awards that vested in 2021. The table below excludes the vesting of any prior awards granted under the Occidental LTIP, as per the terms of the December 2019 Services Agreement, the Partnership no longer reimburses Occidental for the expense of awards that were granted prior to 2020.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael P. Ure	65,637	1,126,164
Craig W. Collins	27,647	474,561
Christopher B. Dial	14,322	245,416
Robert W. Bourne	15,713	269,482
Charles G. Griffie	36,427	723,884
_________________________________________________________________________________________
(1)The number of units acquired on vesting includes the time-based units that vested in 2021 and the distribution equivalent rights that, per the terms of the underlying 2020 award agreements, were settled in common units on the date of the distribution payments.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the value disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.

Pension Benefits for 2021

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2021

Due to IRC limitations that restrict the amount of benefits payable under the tax-qualified 401(k) Plan, in November 2021, our Board approved the Western Midstream Savings Restoration Plan. The Savings Restoration Plan provides a benefit equal to the excess, if any, of the Partnership matching contributions that would have been allocated to a participant’s 401(k) Plan account each year without regard to IRC limitations. Eligible compensation includes base salary earnings and annual WCB payments. Participants may direct contributions into investment options that mirror those provided under the Partnership’s 401(k) Plan. In general, deferred amounts are distributed to the participant in lump sum upon separation from service.

Name	Executive Contributions in 2021	Company Contributions in 2021 (1)	Aggregate Earnings / Losses in 2021	Aggregate Withdrawal / Distributions in 2021	Aggregate Balance at End of 2021
Michael P. Ure	$—	$161,144	$—	$—	$161,144
Craig W. Collins	—	87,863	—	—	87,863
Christopher B. Dial	—	47,805	—	—	47,805
Robert W. Bourne	—	83,645	—	—	83,645
Charles G. Griffie	—	89,768	—	—	89,768
_________________________________________________________________________________________
(1)Reflects contributions earned for fiscal year 2021, although not credited to participant accounts until 2022. These contributions are reported in the Summary Compensation Table for each of the NEOs under the “All Other Compensation” column for the year 2021.

Potential Payments Upon Termination or Change of Control

As of December 31, 2021, all of our NEOs were eligible for severance benefits under the ESP and CIC Plan that were approved by our Board in August 2021 (discussed in detail in the CD&A Severance section). In addition to these Plans, Messrs. Ure, Collins, Bourne and Dial remain eligible for certain benefits under the legacy Anadarko Petroleum Corporation Amended and Restated Change of Control Severance Plan (“Anadarko COC Plan”) until this plan expires on August 8, 2022 (the end of the two-year change of control period triggered by the Occidental Merger).
Pursuant to our current Services Agreement, we will not reimburse Occidental in cash for amounts related to the vesting of any outstanding equity or long-term incentive awards (whether vested, unvested, deferred, or otherwise) previously granted by Anadarko or Occidental to our NEOs, accordingly these awards are excluded from the disclosed amounts.
Upon Mr. Griffie’s departure from the Partnership on December 31, 2021, he received the following benefits under the ESP: cash severance of $1,125,000, payable in lump sum; an annual bonus for 2021 in the amount of $579,600, paid at the same time as other executives; up to two years of continued health and welfare benefits at the employee rates, valued at $41,702; and he is eligible for the reimbursement of up to nine months of outplacement services. Under the terms of his outstanding long-term incentive award agreements, he received a prorated portion of his unvested awards upon his departure, with an estimated value of $1,487,146. This value reflects the prorated time-based units that vested upon his departure and an estimated value of his prorated performance units, based on performance to date as of December 31, 2021. The performance units will be paid after the end of the performance period based on actual performance. Mr. Griffie will also be paid his previously earned and vested balance in the Savings Restoration Plan of $89,768. Mr. Griffie entered into a Release and Separation Agreement (“Release Agreement”) with WES setting out the terms of his departure. The Release Agreement also includes a release of claims, confidentiality, cooperation, non-solicitation, non-competition, and other provisions customary for an agreement of this type, with varying restricted periods ranging from 12 to 24 months.
The following tables reflect potential payments to our NEOs under existing plans and award agreements for various scenarios involving a change of control or termination of employment of each NEO, assuming a termination date of December 31, 2021 and, where applicable, using the closing price of our common unit of $22.27 (as reported on the NYSE as of December 31, 2021). In addition to the reported amounts, following a separation from service, NEOs would also receive any previously earned but not paid benefits under our Savings Restoration Plan, as disclosed in the Nonqualified Deferred Compensation for 2021 Table.

Involuntary For Cause. For “cause” for purposes of the ESP and CIC Plan is generally defined as: (i) conviction of a felony or of a misdemeanor involving moral turpitude, (ii) willful failure to perform duties or responsibilities, (iii) engaging in conduct which is injurious (monetarily or otherwise) to the Partnership (or any affiliates), (iv) engaging in business activities which are in conflict with the business interests of the Partnership (or any affiliates), (v) insubordination, (vi) engaging in conduct which is in violation of any applicable policy or work rule, (vii) engaging in conduct in violation of applicable safety rules or standards, or (viii) engaging in conduct that is in violation of the applicable Code of Ethics and Business Conduct.

	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Involuntary Not For Cause Termination. As of December 31, 2021, the NEOs below were eligible for severance benefits under both the ESP and the broad-based Anadarko COC Plan in the event they are terminated without cause before the end of the change of control period defined under the Anadarko COC Plan, which is August 8, 2022. The original Anadarko COC Plan severance benefits were subject to a double-trigger; however, the Occidental Merger constituted a change of control of Anadarko for purposes of these arrangements and met the requirements for the first trigger. Accordingly, benefits are now subject only to the second trigger of an involuntary not for cause termination. If an NEO is eligible for severance benefits under the ESP and Anadarko COC Plan, they will receive the benefit under the plan that provides the greater benefits, in the aggregate. Under no circumstances, shall an NEO receive duplicate severance benefits.

	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
Cash Severance (1)	$4,251,400	$2,546,000	$1,724,000	$1,918,800
Pro-Rata Annual Cash Bonus (2)	833,750	475,000	275,000	330,000
Pro-Rata Vesting of WES Equity Awards (3)	6,125,679	2,582,263	1,351,112	1,314,016
Total	$11,210,829	$5,603,263	$3,350,112	$3,562,816
_________________________________________________________________________________________
(1)Reflects amounts payable in lump under the double-trigger broad-based rights extended to them under the Anadarko COC Plan.
(2)The amounts reflect a prorated annual bonus based on their target for the year, assuming each NEO’s employment terminated on December 31, 2021, pursuant to the rights extended to them under the Anadarko COC Plan.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2021. In the event of an involuntary termination not for cause, the performance units would be paid after the end of the performance period, based on actual performance.

Good Reason Termination Under the ESP. As of December 31, 2021, the NEOs below were eligible for severance benefits in the event of a good reason termination under the ESP. Good Reason for purposes of the ESP is generally defined as the occurrence of any of the following conditions: materially and adversely diminished duties and responsibilities; a material reduction in base salary or base salary plus annual target bonus, unless such reduction is applied generally and consistently to the Partnership’s executives; or a material change in work location.

	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
Cash Severance (1)	$3,117,500	$1,425,000	$1,012,500	$1,102,500
Pro-Rata Annual Cash Bonus (2)	1,400,700	798,000	462,000	554,400
Pro-Rata Vesting of WES Equity Awards (3)	—	—	—	—
Continuation of Welfare Benefits (4)	59,866	42,008	14,530	44,852
Total	$4,578,066	$2,265,008	$1,489,030	$1,701,752
_________________________________________________________________________________________
(1)The cash severance is payable in lump sum, pursuant to the terms of the ESP. Mr. Ure’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Messrs. Collins, Dial, and Bourne reflect 1.5 times the sum of their current base salary plus target bonus.
(2)Pursuant to the terms of the ESP, the values reflect a prorated annual bonus, assuming each NEO’s employment terminated on December 31, 2021.
(3)The current outstanding award agreements do not include a vesting provision for a good reason termination outside of a change of control.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Change of Control: Involuntary Termination or Voluntary For Good Reason. The following table reflects benefits payable to the NEOs in the event of (i) a change of control of WES and (ii) a subsequent qualifying termination event. Unless otherwise noted, benefits are payable pursuant to the CIC Plan.
Under the CIC Plan, a change in control is deemed to have occurred in the event that: (i) any person or group other than the Partnership or Occidental (or affiliate) acquires more than 50% of the equity interests in the General Partner; (ii) the Partnership is subject to a plan of liquidation; (iii) the sale, transfer or other disposition of all or substantially all of the Partnership’s assets; (iv) certain changes are made to the composition of the Partnership’s Board of Directors; (v) the completion of a business combination transaction in which, after giving effect to such transaction, neither the Partnership, Occidental, nor its affiliates meet certain ownership thresholds; (vi) the General Partner is removed or the General Partner (or its affiliate) ceases to be the sole general partner of the Partnership; or the Partnership is taken private in a transaction in which its common equity securities cease to be listed on a national securities exchange.
Under the CIC Plan, Good Reason is generally defined as the occurrence of any of the following conditions without the participant’s consent: (i) diminution of duties and responsibilities; (ii) material reduction in compensation; (iii) change in work location of more than 50 miles; or (iv) in connection with a Change in Control, the failure by the acquiror to assume the Plan. Certain notice and cure conditions, as defined in the CIC Plan, apply in order for a termination for Good Reason to be effective.
Equity awards granted prior to the CIC Plan effective date are subject to the definitions in the applicable award agreements. Per the terms of those award agreements, a change of control is generally deemed to have occurred in the event: (i) any person or group other than the Partnership or Occidental (or affiliate) becomes the beneficial owner of more than 50% of the equity interests in the General Partner; (ii) of a complete liquidation of the Partnership; (iii) the sale or disposition of all or substantially all of the Partnership’s assets to any person other than an affiliate; or (iv) the General Partner (or affiliate) ceases to be the general partner of the Partnership and a single person or group other than the Partnership or Occidental (or affiliate) beneficially owns more than 50% of the general partner of the Partnership. The WES equity award agreements include “good reason” as a qualifying termination event, with “good reason” generally defined as any one of the following occurrences within two years of a change of control: (i) a diminution of duties and responsibilities; (ii) a material reduction in compensation; (iii) a material change in work location, as defined in the applicable agreement; or (iv) a requirement to travel for business to a substantially greater extent, with all occurrences compared to agreements in place immediately prior to the change of control.

	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
Cash Severance (1)	$4,660,663	$1,900,000	$1,350,000	$1,470,000
Pro-Rata Annual Cash Bonus (2)	1,400,700	798,000	462,000	554,400
Accelerated Vesting of WES Equity Awards (3)	14,898,564	6,229,810	3,347,760	3,105,240
Continuation of Welfare Benefits (4)	59,866	42,008	14,530	44,852
Total	$21,019,793	$8,969,818	$5,174,290	$5,174,492
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum under the CIC Plan. Mr. Ure’s value is calculated as 2.99 times his base salary plus target bonus. The values for Messrs. Collins, Dial, and Bourne are calculated as 2.0 time their base salary plus target bonus.
(2)Per the terms of the CIC Plan, the NEOs are eligible for a prorated bonus for the year of termination, based on the greater of target performance and actual performance. The amounts reflect their actual bonuses awarded for 2021, as disclosed in the Summary Compensation Table.
(3)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2021. In the event of a change of control, the performance would be calculated based on the change of control date.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Death or Termination due to Disability

	Mr. Ure	Mr. Collins	Mr. Dial	Mr. Bourne
Accelerated Vesting of WES Equity Awards (1)	$14,898,564	$6,229,810	$3,347,760	$3,105,240
Total	$14,898,564	$6,229,810	$3,347,760	$3,105,240
______________________________________________________________________________________
(1)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2021. In the event of death or termination due to disability, the performance units would be paid after the end of the performance period, based on actual performance.

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require disclosure regarding the relationship of the annual compensation of our employees and the annual compensation of Mr. Michael P. Ure, our Chief Executive Officer (CEO). As discussed in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K, as of December 31, 2021, we had 1,127 employees.
In accordance with Item 402(u) of Regulation S-K, we are using the same median employee that was identified for purposes of our 2020 disclosure contained in our 2020 Form 10-K as there has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure. We identified the median employee for 2020 by using base salary earnings for all employees, excluding our CEO, who were employed by us on December 31, 2020. We included all employees, whether employed on a full-time or part-time basis, and did not make any estimates, assumptions, or adjustments to the data. We calculated annual total compensation for the median employee using the same methodology used for our NEOs as set forth in the above 2021 Summary Compensation Table. The pay ratio provided has been calculated as the total 2021 annual compensation for Mr. Ure of $8,718,045, divided by the total 2021 annual compensation of the median employee of $158,752. For 2021, the ratio resulting from this calculation was 55 to 1.

Director Compensation

Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on our Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. During 2021, the non-employee directors of our general partner received compensation for their Board service pursuant to a director compensation plan approved by the Board. To assist in the 2021 annual review of director compensation, the Board directly retained Meridian to provide benchmark compensation data and recommendations for the design of our non-employee director compensation program. The only change made to the program in 2021 was the elimination of an additional $2,000 meeting fee for each Board and committee meeting attended by the non-employee director in excess of 10 total Board and committee meetings in one calendar year.

Compensation for non-employee directors during 2021 consisted of the following:

•an annual retainer of $110,000 for each non-employee Board member;

•an annual retainer of $2,000 for each member of a committee of the Board, or $22,000 for the chair of such committee; and

•an annual grant of phantom units with a grant date fair value of approximately $125,000.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or committees and for costs associated with participation in continuing director education programs. Each director is fully indemnified by us, pursuant to individual indemnification agreements and our partnership agreement, for actions associated with being a director to the fullest extent permitted under Delaware law.

Equity Ownership Guidelines. Non-employee directors of the General Partner are required to hold common units, phantom units, or related grants of such securities under the Partnership’s long-term incentive plans which have an aggregate value equivalent to three times the annual Board cash retainer. Directors have five years from the date of their initial election to the Board to comply with this requirement.

The following table sets forth information concerning total director compensation earned during 2021 by each non-employee director:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Oscar K. Brown	129,067	125,007	254,074
Kenneth F Owen	134,000	125,007	259,007
David J. Schulte	134,000	125,007	259,007
Lisa A. Stewart	114,000	125,007	239,007
________________________________________________________________________________________
(1)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2021, computed in accordance with FASB ASC Topic 718, based on the value of our common units on grant date. See the table below for phantom units awarded to each non-employee director during 2021. As of December 31, 2021, Messrs. Brown, Owen, and Schulte and Ms. Stewart each had 7,872 outstanding phantom units.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2021:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Oscar K. Brown	February 18	7,872	125,007
Kenneth F Owen	February 18	7,872	125,007
David J. Schulte	February 18	7,872	125,007
Lisa A. Stewart	February 18	7,872	125,007
_________________________________________________________________________________________
(1)The phantom units granted on February 18 will vest in full on February 12, 2022, subject to the director’s continued service through such date. Directors receive distribution equivalent rights, paid in cash on a quarterly basis, during the vesting period.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2021 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board is not required to maintain, and does not maintain, a compensation committee. Messrs. Bennett and Forthuber, and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner, and Occidental.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 17, 2022:

•each member of the Board;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	200,281,578	49.6%
Peter J. Bennett	—	*
Michael P. Ure	138,634	*
Robert W. Bourne	31,498	*
Craig W. Collins	73,853	*
Christopher B. Dial	29,931	*
Catherine A. Green	12,657	*
Oscar K. Brown (3)	17,115	*
Nicole E. Clark	—	*
Frederick A. Forthuber	—	*
Kenneth F. Owen	15,054	*
David J. Schulte	19,554	*
Lisa A. Stewart	15,054	*
All directors and executive officers as a group (12 persons)	353,350	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)WGRI owns 161,319,520 common units, AMH owns 457,849 common units, WGRAH owns 24,139,260 common units, and Anadarko USH1 Corporation owns 14,364,949 common units of WES. Occidental is the ultimate parent company of each of the foregoing entities and may, therefore, be deemed to beneficially own the units held by such entities.
(3)Includes 1,440 common units held in a margin account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	24,330,966 (1)	6.04%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G filed February 3, 2022, with the SEC with respect to Partnership securities held as of December 31, 2021, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 24,330,966 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 24,192,551 of the common units held by ALPS.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIPs as of December 31, 2021. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,118,191 (1)	— (2)	11,808,578
Equity compensation plans not approved by security holders	1,958,349 (1)	— (2)	484,909
Total	3,076,540	—	12,293,487
_________________________________________________________________________________________
(1)Includes performance units at their maximum payout of 200%.
(2)Phantom and performance units constitute the only rights outstanding under the WES LTIPs. Each phantom or performance unit that may be settled in common units entitles the holder to receive, upon vesting and determination of any performance criteria, if applicable, one common unit with respect to each phantom or performance unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 17, 2022, Occidental held (i) 200,281,578 of our common units, representing a 48.5% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.2% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH.
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

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Consolidated statements of operations
	Year Ended December 31,
thousands	2021	2020	2019
Revenues and other
Service revenues – fee based	$1,589,367	$1,740,999	$1,441,875
Service revenues – product based	11,888	8,509	7,062
Product sales	31,103	71,104	158,459
Total revenues and other	1,632,358	1,820,612	1,607,396
Equity income, net – related parties (1)	204,645	226,750	237,518
Operating expenses
Cost of product	42,805	92,884	254,771
Operation and maintenance	27,805	49,533	146,990
General and administrative (2)	15,613	40,295	101,485
Total operating expenses	86,223	182,712	503,246
Gain (loss) on divestiture and other, net	420	(2,870)	—
Interest income – Anadarko note receivable	—	11,736	16,900
Interest expense	—	(6)	(1,970)
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Item 13) and (ii) equity-based compensation expense allocated to us by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2021	2020
Assets
Accounts receivable, net	$180,205	$291,253
Other current assets	12,490	5,493
Equity investments (1)	1,167,187	1,224,813
Other assets	45,494	50,967
Total assets	1,405,376	1,572,526
Liabilities
Accounts and imbalance payables	49,242	6,664
Accrued liabilities	13,914	19,195
Other liabilities	207,365	138,796
Total liabilities	270,521	164,655
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2021	2020	2019
Distributions from equity-investment earnings – related parties	$213,516	$246,637	$234,572
Capital expenditures	(2,000)	—	(425)
Acquisitions from related parties	—	—	(2,007,501)
Contributions to equity investments - related parties	(4,435)	(19,388)	(128,393)
Distributions from equity investments in excess of cumulative earnings – related parties	41,385	32,160	30,256
APCWH Note Payable borrowings	—	—	11,000
Repayment of APCWH Note Payable	—	—	(439,595)
Distributions to Partnership unitholders (1)	(260,703)	(367,861)	(566,868)
Distributions to WES Operating unitholders (2)	(14,984)	(15,434)	(19,768)
Net contributions from (distributions to) related parties	8,533	24,466	458,819
Above-market component of swap agreements with Anadarko	—	—	7,407
Finance lease payments	—	(6,382)	(508)
Unit repurchases from Occidental (3)	(50,225)	—	—
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to our partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
(3)We repurchased 2.5 million common units from Occidental during the year ended December 31, 2021 (see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ from our consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2021	2020	2019
General and administrative (1)	$18,365	$41,609	$99,613
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Item 13), (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13), and (iii) an intercompany service fee between us and WES Operating.

Consolidated balance sheets
	December 31,
thousands	2021	2020
Accounts receivable, net	$180,205	$246,083
Accounts and imbalance payables (1)	97,749	6,664
_________________________________________________________________________________________
(1)As of December 31, 2021, includes balances related to transactions between WES and WES Operating.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2021	2020	2019
Distributions to WES Operating unitholders (1)	$(749,018)	$(771,546)	$(1,025,931)
_________________________________________________________________________________________
(1)Represents distributions paid to us and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. Includes distributions made from WES Operating to WES during the years ended December 31, 2021 and 2020, that were used by WES to repurchase common units. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party revenues. Related-party revenues include amounts earned by us from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. We have significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. For the year ended December 31, 2021, production owned or controlled by Occidental represented 36% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 87% of our throughput for produced-water assets.
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
In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to our Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation, now Mesquite Energy, Inc. (“Mesquite”) that allows Mesquite to process gas under such agreement. In December 2021, the Brasada gas processing agreement was assigned from Anadarko to Mesquite effective July 1, 2023. For this reason, Anadarko continues to be liable under the Brasada gas processing agreement until June 30, 2023, to the extent Mesquite does not perform. For all periods presented, Mesquite has performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.

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

Operating leases. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party commercial agreement below), these agreements are now classified as operating leases and a $30.0 million ROU asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset will be amortized to Operation and maintenance expense over the remaining term of the agreements.
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of WES, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provides operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by us through December 31, 2021. In April 2021, we exercised the option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs provided by related parties at certain of our assets. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of our and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Transition Services Agreement in the sections above. Related-party expenses do not bear a direct relationship to related-party revenues, and third-party expenses do not bear a direct relationship to third-party revenues.

Services Agreement. General and administrative expense includes costs incurred pursuant to the agreement dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP, under which Occidental has performed certain centralized corporate functions for us and WES Operating (“Services Agreement”).
Pursuant to the Services Agreement, which was amended and restated on December 31, 2019, specified employees of Occidental were seconded to WES Operating GP to provide, under the direction, supervision, and control of the general partner, (i) operating and routine maintenance service and (ii) corporate, administrative, and other services, with respect to the assets owned and operated by us. Occidental was reimbursed for the services provided by the seconded employees. In January 2020, pursuant to the Services Agreement, Occidental made a one-time cash contribution of $20.0 million to WES Operating for anticipated transition costs required to establish stand-alone human resources and information technology functions. In late March 2020, seconded employees’ employment was transferred to us. Most of the administrative and operational services previously provided by Occidental fully transitioned to us by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to us by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with us under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $10.1 million, $14.6 million, and $12.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Construction reimbursement agreements and purchases from related parties. From time to time, we enter into construction reimbursement agreements with Occidental providing that we will manage the construction of certain midstream infrastructure for Occidental in our areas of operation. Such arrangements generally provide for a reimbursement of costs incurred by us on a cost or cost-plus basis.
Additionally, from time to time, in support of our business, we purchase equipment, inventory, and other miscellaneous assets, from Occidental or its affiliates.

Related-party commercial agreement. During the first quarter of 2021, an affiliate of Occidental and certain wholly owned subsidiaries of WES entered into a Commercial Understanding Agreement (“CUA”). Under the CUA, certain West Texas surface-use and salt-water disposal agreements were amended to reduce usage fees owed by us in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the CUA was $30.0 million at the time the agreement was executed.

Indemnification agreements with directors and officers. Our general partner has entered into indemnification agreements with each of its officers and directors (each, an “Indemnitee”). The indemnification agreements provide that each Indemnitee will be indemnified and held harmless against all expense, liability, and loss (including attorney’s fees, judgments, fines or penalties, and amounts to be paid in settlement) actually and reasonably incurred or suffered by the Indemnitee in connection with serving in their capacity as officers and directors of our general partner (or of any subsidiary of our general partner) or in any capacity at the request of our general partner or its Board to the fullest extent permitted by applicable law, including Section 18-108 of the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee. The indemnification agreements also provide that advance payment of certain expenses must be made to the Indemnitee, including fees of counsel, in advance of final disposition of any proceeding subject to receipt of an undertaking from the Indemnitee to return such advance if it is ultimately determined that the Indemnitee is not entitled to indemnification.
Through December 31, 2021, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

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

Review, Approval, or Ratification of Transactions with Related Persons

Our Audit Committee generally reviews transactions between WES and its directors, executive officers, or their immediate family members, or significant equity holders involving, in any case, amounts in excess of $120,000. However, our Board may also request that certain transactions between WES and Occidental, or our general partner, be reviewed by the Special Committee pursuant to our partnership agreement, as described in more detail below.
Whenever a conflict arises between our general partner or its related parties, including Occidental, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s default state law fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See Special Committee under Part III, Item 10 of this Form 10-K.
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

Our general partner may, but in most circumstances is not required to, seek the approval of such resolution from the Special Committee of its Board. In connection with a situation involving a conflict of interest, any determination by our general partner involving the resolution of the conflict of interest must be made in good faith, provided that, if our general partner does not seek approval from the Special Committee and its Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in the partnership agreement, our general partner or the Special Committee may consider any factors that it determines in good faith to be appropriate when resolving a conflict. Our partnership agreement provides that for someone to act in good faith, that person must reasonably believe he is acting in the best interests of the Partnership.
Additionally, the Board has adopted a written Code of Ethics and Business Conduct (the “Code”), under which all directors and officers of the general partner, and employees working on our behalf, are expected to avoid conflicts or the appearance of conflicts in relation to their duties and responsibilities to us, and report any violation of the Code by any person. Under our Corporate Governance Guidelines, any waivers of the Code for any officer or director may only be made by the Board or by a committee of the Board composed of independent directors.

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2021	2020	2021	2020
Audit fees	$400	$250	$2,100	$2,240
Total	$400	$250	$2,100	$2,240

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2021, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2021, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2022.

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

	4.	5
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

	4.	7
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

	4.	9
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

	4.	11
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

	4.	13
Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

Exhibit Number			Description
	4.	14
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

	4.	16
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

	4.	19
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

	10.	3
Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

	10.	4	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
	10.	5	Form of Commodity Price Swap Agreement (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on May 6, 2010, File No. 001-34046).
‡	10.	6
Form of Indemnification Agreement by and between Western Midstream Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.16 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

	10.	7
Western Midstream Partners, LP 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

Exhibit Number			Description
	10.	8
Western Midstream Partners, LP Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

	10.	9
Western Midstream Partners, LP Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

	10.	10
Form of 2021 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

	10.	11
Form of 2021 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

	10.	12
Form of 2021 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

‡	10.	13
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	14
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	15
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

‡	10.	16
Form of Award Agreement for independent directors under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

‡	10.	17
Western Midstream Partners, LP US Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	18
Form of 2020 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	19
Form of 2020 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	20
Form of 2020 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

†	10.	21
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

	10.	22
Third Amended and Restated Revolving Credit Agreement, dated as of February 15, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

	10.	23
First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

	10.	24
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

Exhibit Number			Description
	10.	25
364-Day Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

	10.	26
First Amendment to 364-Day Credit Agreement, dated as of July 1, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on July 3, 2019, File No. 001-35753).

	10.	27
Second Amendment to Term Loan Credit Agreement, dated as of December 31, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

	10.	28
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

†	10.	29
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

†	10.	30
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

†	10.	31
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	32
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

†	10.	33
Amendment to Gas Gathering Agreement effective January 1, 2020, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.42 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

†	10.	34
Gas Gathering Agreement between Anadarko E&P Onshore LLC and Delaware Basin Midstream, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-34046).

	10.	35
Unit Redemption Agreement by and between Western Midstream Partners, LP and Anadarko Petroleum Corporation, dated as of September 11, 2020 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on September 16, 2020, File No. 001-35753).

*	21.	1	List of Subsidiaries of Western Midstream Partners, LP.
*	23.	1	Consent of KPMG LLP - Western Midstream Partners, LP.
*	23.	2	Consent of KPMG LLP - Western Midstream Operating, LP.
	24.	1	Power of Attorney (included on the signatures page of this annual report on Form 10-K).

Exhibit Number			Description
*	31.	1
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

February 23, 2022
/s/ Michael P. Ure
Michael P. Ure President, Chief Executive Officer and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Signature	Title (Position with Western Midstream Holdings, LLC)

/s/ Peter J. Bennett	Chairman
Peter J. Bennett

/s/ Michael P. Ure	President, Chief Executive Officer, Chief Financial Officer and Director
Michael P. Ure	(Principal Executive and Financial Officer)

/s/ Catherine A. Green	Senior Vice President and Chief Accounting Officer
Catherine A. Green	(Principal Accounting Officer)

/s/ Oscar K. Brown	Director
Oscar K. Brown

/s/ Nicole E. Clark	Director
Nicole E. Clark

/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber

/s/ Kenneth F. Owen	Director
Kenneth F. Owen

/s/ David J. Schulte	Director
David J. Schulte

/s/ Lisa A. Stewart	Director
Lisa A. Stewart