Form 10-Q
period 2022-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2022-05-10
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of May 2, 2022:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	403,333,810
Western Midstream Operating, LP	None	None	None	None
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
Related parties: Occidental, the Partnership’s equity interests (see Note 6—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and the Partnership and WES Operating for transactions that eliminate upon consolidation.
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
$1.0 billion Purchase Program: In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
$250.0 million Purchase Program: In November 2020, we announced a buyback program of up to $250.0 million of our common units through December 31, 2021. The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2022	2021
Revenues and other
Service revenues – fee based	$631,598	$572,275
Service revenues – product based	40,867	31,652
Product sales	85,589	70,805
Other	243	242
Total revenues and other (1)	758,297	674,974
Equity income, net – related parties	49,607	52,165
Operating expenses
Cost of product	72,848	88,969
Operation and maintenance	128,976	140,332
General and administrative	48,602	45,116
Property and other taxes	18,442	14,384
Depreciation and amortization	134,582	130,553
Long-lived asset and other impairments	—	14,866
Total operating expenses (2)	403,450	434,220
Gain (loss) on divestiture and other, net	370	(583)
Operating income (loss)	404,824	292,336
Interest expense	(85,455)	(98,493)
Gain (loss) on early extinguishment of debt	—	(289)
Other income (expense), net	106	(1,207)
Income (loss) before income taxes	319,475	192,347
Income tax expense (benefit)	1,805	1,112
Net income (loss)	317,670	191,235
Net income (loss) attributable to noncontrolling interests	8,953	5,444
Net income (loss) attributable to Western Midstream Partners, LP	$308,717	$185,791
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$308,717	$185,791
General partner interest in net (income) loss	(6,783)	(3,993)
Limited partners’ interest in net income (loss) (3)	301,934	181,798
Net income (loss) per common unit – basic (3)	$0.75	$0.44
Net income (loss) per common unit – diluted (3)	$0.75	$0.44
Weighted-average common units outstanding – basic (3)	403,254	413,104
Weighted-average common units outstanding – diluted (3)	404,460	413,446
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $428.7 million and $378.3 million for the three months ended March 31, 2022 and 2021, respectively. See Note 5.
(2)Total operating expenses includes related-party amounts of $(17.6) million and $39.9 million for the three months ended March 31, 2022 and 2021, respectively. See Note 5.
(3)See Note 4.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$248,249	$201,999
Accounts receivable, net	601,647	436,513
Other current assets	56,397	46,252
Total current assets	906,293	684,764
Property, plant, and equipment
Cost	12,930,358	12,846,078
Less accumulated depreciation	4,455,162	4,333,171
Net property, plant, and equipment	8,475,196	8,512,907
Goodwill	4,783	4,783
Other intangible assets	736,825	744,742
Equity investments	1,163,069	1,167,187
Other assets (1)	159,707	158,696
Total assets (2)	$11,445,873	$11,273,079
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$395,893	$326,061
Short-term debt	718,153	505,932
Accrued ad valorem taxes	62,833	44,955
Accrued liabilities	160,247	263,249
Total current liabilities	1,337,126	1,140,197
Long-term liabilities
Long-term debt	6,188,750	6,400,616
Deferred income taxes	13,557	12,425
Asset retirement obligations	297,187	298,275
Other liabilities	338,446	325,806
Total long-term liabilities	6,837,940	7,037,122
Total liabilities (3)	8,175,066	8,177,319
Equity and partners’ capital
Common units (403,333,810 and 402,993,919 units issued and outstanding at March 31, 2022, and December 31, 2021, respectively)	3,134,018	2,966,955
General partner units (9,060,641 units issued and outstanding at March 31, 2022, and December 31, 2021)	(5,062)	(8,882)
Total partners’ capital	3,128,956	2,958,073
Noncontrolling interests	141,851	137,687
Total equity and partners’ capital	3,270,807	3,095,760
Total liabilities, equity, and partners’ capital	$11,445,873	$11,273,079
________________________________________________________________________________________
(1)Other assets includes $14.6 million and $9.8 million of NGLs line-fill inventory as of March 31, 2022, and December 31, 2021, respectively. Other assets also includes $51.9 million and $56.2 million of materials and supplies inventory as of March 31, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of March 31, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $274.2 million and $180.2 million as of March 31, 2022, and December 31, 2021, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $275.7 million and $270.5 million as of March 31, 2022, and December 31, 2021, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	301,934	6,783	8,953	317,670
Distributions to Chipeta noncontrolling interest owner	—	—	(1,984)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,805)	(2,805)
Distributions to Partnership unitholders	(131,786)	(2,963)	—	(134,749)
Unit repurchases (1)	(5,149)	—	—	(5,149)
Contributions of equity-based compensation from Occidental	1,949	—	—	1,949
Equity-based compensation expense	5,794	—	—	5,794
Net contributions from (distributions to) related parties	409	—	—	409
Other	(6,088)	—	—	(6,088)
Balance at March 31, 2022	$3,134,018	$(5,062)	$141,851	$3,270,807
_________________________________________________________________________________________
(1)See Note 4.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	181,798	3,993	5,444	191,235
Distributions to Chipeta noncontrolling interest owner	—	—	(276)	(276)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,551)	(2,551)
Distributions to Partnership unitholders	(128,447)	(2,818)	—	(131,265)
Unit repurchases (1)	(16,241)	—	—	(16,241)
Contributions of equity-based compensation from Occidental	3,210	—	—	3,210
Equity-based compensation expense	3,524	—	—	3,524
Net contributions from (distributions to) related parties	1,627	—	—	1,627
Other	(2,355)	—	—	(2,355)
Balance at March 31, 2021	$2,821,455	$(16,033)	$136,698	$2,942,120
_________________________________________________________________________________________
(1)See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$317,670	$191,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,582	130,553
Long-lived asset and other impairments	—	14,866
Non-cash equity-based compensation expense	7,743	6,734
Deferred income taxes	1,132	557
Accretion and amortization of long-term obligations, net	1,782	2,088
Equity income, net – related parties	(49,607)	(52,165)
Distributions from equity-investment earnings – related parties	45,870	49,048
(Gain) loss on divestiture and other, net	(370)	583
(Gain) loss on early extinguishment of debt	—	289
Other	—	11
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(165,134)	(30,182)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(14,292)	(16,467)
Change in other items, net	(2,918)	(35,600)
Net cash provided by operating activities	276,458	261,550
Cash flows from investing activities
Capital expenditures (1)	(83,971)	(61,783)
Contributions to equity investments – related parties	(2,070)	(86)
Distributions from equity investments in excess of cumulative earnings – related parties	9,925	12,141
Proceeds from the sale of assets to third parties	383	—
(Increase) decrease in materials and supplies inventory and other	4,116	3,256
Net cash used in investing activities	(71,617)	(46,472)
Cash flows from financing activities
Borrowings, net of debt issuance costs	—	100,000
Repayments of debt	—	(531,085)
Increase (decrease) in outstanding checks	(7,088)	(22,017)
Distributions to Partnership unitholders (2)	(134,749)	(131,265)
Distributions to Chipeta noncontrolling interest owner	(1,984)	(276)
Distributions to noncontrolling interest owner of WES Operating	(2,805)	(2,551)
Net contributions from (distributions to) related parties	409	1,627
Unit repurchases	(5,149)	(16,241)
Other	(7,225)	(1,816)
Net cash provided by (used in) financing activities	(158,591)	(603,624)
Net increase (decrease) in cash and cash equivalents	46,250	(388,546)
Cash and cash equivalents at beginning of period	201,999	444,922
Cash and cash equivalents at end of period	$248,249	$56,376
Supplemental disclosures
Interest paid, net of capitalized interest	$149,289	$153,979
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	36,821	22,964
_________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the three months ended March 31, 2021. See Note 5.
(2)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2022	2021
Revenues and other
Service revenues – fee based	$631,598	$572,275
Service revenues – product based	40,867	31,652
Product sales	85,589	70,805
Other	243	242
Total revenues and other (1)	758,297	674,974
Equity income, net – related parties	49,607	52,165
Operating expenses
Cost of product	72,848	88,969
Operation and maintenance	128,976	140,332
General and administrative	47,861	44,230
Property and other taxes	18,442	14,384
Depreciation and amortization	134,582	130,553
Long-lived asset and other impairments	—	14,866
Total operating expenses (2)	402,709	433,334
Gain (loss) on divestiture and other, net	370	(583)
Operating income (loss)	405,565	293,222
Interest expense	(85,455)	(98,493)
Gain (loss) on early extinguishment of debt	—	(289)
Other income (expense), net	103	(1,210)
Income (loss) before income taxes	320,213	193,230
Income tax expense (benefit)	1,805	1,112
Net income (loss)	318,408	192,118
Net income (loss) attributable to noncontrolling interest	2,636	1,633
Net income (loss) attributable to Western Midstream Operating, LP	$315,772	$190,485
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $428.7 million and $378.3 million for the three months ended March 31, 2022 and 2021, respectively. See Note 5.
(2)Total operating expenses includes related-party amounts of $(16.7) million and $40.4 million for the three months ended March 31, 2022 and 2021, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$244,213	$195,598
Accounts receivable, net	601,647	436,513
Other current assets	55,023	44,421
Total current assets	900,883	676,532
Property, plant, and equipment
Cost	12,930,358	12,846,078
Less accumulated depreciation	4,455,162	4,333,171
Net property, plant, and equipment	8,475,196	8,512,907
Goodwill	4,783	4,783
Other intangible assets	736,825	744,742
Equity investments	1,163,069	1,167,187
Other assets (1)	158,795	158,696
Total assets (2)	$11,439,551	$11,264,847
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$412,221	$374,443
Short-term debt	718,153	505,932
Accrued ad valorem taxes	62,833	44,955
Accrued liabilities	132,309	210,693
Total current liabilities	1,325,516	1,136,023
Long-term liabilities
Long-term debt	6,188,750	6,400,616
Deferred income taxes	13,557	12,425
Asset retirement obligations	297,187	298,275
Other liabilities	337,647	324,842
Total long-term liabilities	6,837,141	7,036,158
Total liabilities (3)	8,162,657	8,172,181
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2022, and December 31, 2021)	3,246,865	3,063,289
Total partners’ capital	3,246,865	3,063,289
Noncontrolling interest	30,029	29,377
Total equity and partners’ capital	3,276,894	3,092,666
Total liabilities, equity, and partners’ capital	$11,439,551	$11,264,847
_________________________________________________________________________________________
(1)Other assets includes $14.6 million and $9.8 million of NGLs line-fill inventory as of March 31, 2022, and December 31, 2021, respectively. Other assets also includes $51.9 million and $56.2 million of materials and supplies inventory as of March 31, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of March 31, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $274.2 million and $180.2 million as of March 31, 2022, and December 31, 2021, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $292.3 million and $318.7 million as of March 31, 2022, and December 31, 2021, respectively. See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	315,772	2,636	318,408
Distributions to Chipeta noncontrolling interest owner	—	(1,984)	(1,984)
Distributions to WES Operating unitholders	(140,217)	—	(140,217)
Contributions of equity-based compensation from Occidental	1,949	—	1,949
Contributions of equity-based compensation from WES	5,663	—	5,663
Net contributions from (distributions to) related parties	409	—	409
Balance at March 31, 2022	$3,246,865	$30,029	$3,276,894

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	190,485	1,633	192,118
Distributions to Chipeta noncontrolling interest owner	—	(276)	(276)
Distributions to WES Operating unitholders	(127,470)	—	(127,470)
Contributions of equity-based compensation from Occidental	3,210	—	3,210
Contributions of equity-based compensation from WES	10,826	—	10,826
Net contributions from (distributions to) related parties	1,627	—	1,627
Balance at March 31, 2021	$2,909,877	$30,909	$2,940,786

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$318,408	$192,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,582	130,553
Long-lived asset and other impairments	—	14,866
Non-cash equity-based compensation expense	7,612	14,036
Deferred income taxes	1,132	557
Accretion and amortization of long-term obligations, net	1,782	2,088
Equity income, net – related parties	(49,607)	(52,165)
Distributions from equity-investment earnings – related parties	45,870	49,048
(Gain) loss on divestiture and other, net	(370)	583
(Gain) loss on early extinguishment of debt	—	289
Other	—	11
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(165,134)	(50,540)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(21,864)	(3,748)
Change in other items, net	(2,294)	(36,028)
Net cash provided by operating activities	270,117	261,668
Cash flows from investing activities
Capital expenditures (1)	(83,971)	(61,783)
Contributions to equity investments – related parties	(2,070)	(86)
Distributions from equity investments in excess of cumulative earnings – related parties	9,925	12,141
Proceeds from the sale of assets to third parties	383	—
(Increase) decrease in materials and supplies inventory and other	4,116	3,256
Net cash used in investing activities	(71,617)	(46,472)
Cash flows from financing activities
Borrowings, net of debt issuance costs	—	100,000
Repayments of debt	—	(531,085)
Increase (decrease) in outstanding checks	(6,953)	(22,209)
Distributions to WES Operating unitholders (2)	(140,217)	(127,470)
Distributions to Chipeta noncontrolling interest owner	(1,984)	(276)
Net contributions from (distributions to) related parties	409	1,627
Other	(1,140)	(1,816)
Net cash provided by (used in) financing activities	(149,885)	(581,229)
Net increase (decrease) in cash and cash equivalents	48,615	(366,033)
Cash and cash equivalents at beginning of period	195,598	418,537
Cash and cash equivalents at end of period	$244,213	$52,504
Supplemental disclosures
Interest paid, net of capitalized interest	$149,289	$153,979
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	36,821	22,964
________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the three months ended March 31, 2021. See Note 5.
(2)See Note 5.
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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding Western Midstream Holdings, LLC. Anadarko became a wholly owned subsidiary of Occidental as a result of Occidental’s acquisition by merger of Anadarko on August 8, 2019. “Related parties” refers to Occidental (see Note 5), the Partnership’s investments accounted for under the equity method of accounting (see Note 6), and the Partnership and WES Operating for transactions that eliminate upon consolidation (see Note 5).
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of March 31, 2022, the Partnership’s assets and investments consisted of the following:

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

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2021 Form 10-K, as filed with the SEC on February 23, 2022. Management believes that the disclosures made are adequate to make the information not misleading.

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of March 31, 2022 (see Note 6). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta. See Note 4.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.

Equity-based compensation. During the three months ended March 31, 2022, the Partnership issued 565,246 common units under its long-term incentive plans. Compensation expense was $5.8 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2022	2021
Revenue from customers
Service revenues – fee based	$631,598	$529,413
Service revenues – product based	40,867	31,652
Product sales	85,589	70,805
Total revenue from customers	758,054	631,870
Revenue from other than customers
Lease revenue (1)	—	42,862
Other	243	242
Total revenues and other	$758,297	$674,974
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 5.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $589.5 million and $424.6 million as of March 31, 2022 and December 31, 2021, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2021	$22,557
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(208)
Additional estimated revenues recognized	6,553
Contract assets balance at March 31, 2022	$28,902

Contract assets at March 31, 2022
Other current assets	$10,897
Other assets	18,005
Total contract assets from contracts with customers	$28,902

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract liabilities primarily relate to (i) fixed and variable fees under cost-of-service contracts that are received from customers for which revenue recognition is deferred, (ii) aid-in-construction payments received from customers that must be recognized over the expected period of customer benefit, and (iii) fees that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of customer benefit. The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2021	$313,146
Cash received or receivable, excluding revenues recognized during the period	8,245
Revenues recognized that were included in the contract liability balance at the beginning of the period	(11,241)
Contract liabilities balance at March 31, 2022	$310,150

Contract liabilities at March 31, 2022
Accrued liabilities	$8,924
Other liabilities	301,226
Total contract liabilities from contracts with customers	$310,150

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2022	$824,085
2023	1,047,028
2024	1,021,224
2025	937,443
2026	809,384
Thereafter	2,177,567
Total	$6,816,731

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2021
March 31	$0.31500	$132,969	May 14, 2021	April 30, 2021
June 30	0.31900	134,662	August 13, 2021	July 30, 2021
September 30	0.32300	134,862	November 12, 2021	November 1, 2021
December 31	0.32700	134,749	February 14, 2022	January 31, 2022
2022
March 31	$0.50000	$206,197	May 13, 2022	May 2, 2022

Available cash. The amount of available cash (beyond proper reserves as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including (i) to fund future capital expenditures; (ii) to comply with applicable laws, debt instruments, or other agreements; or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 4. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022
2022
March 31	$213,513	May 2022

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2022, Occidental held 200,281,578 common units, representing a 48.6% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 203,052,232 common units, representing a 49.2% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.

Partnership equity repurchases. In February 2022, the Board authorized the Partnership to buy back up to $1.0 billion of the Partnership’s common units through December 31, 2024 (the “$1.0 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2022, the Partnership repurchased 225,355 common units on the open market for an aggregate purchase price of $5.1 million. The units were canceled immediately upon receipt. As of March 31, 2022, the Partnership had an authorized amount of $994.9 million remaining under the program.
In November 2020, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “$250.0 million Purchase Program”). The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2021, the Partnership repurchased 1,115,808 common units on the open market for an aggregate purchase price of $16.2 million. The units were canceled by the Partnership immediately upon receipt. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled.

Holdings of WES Operating equity. As of March 31, 2022, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
thousands except per-unit amounts	2022	2021
Net income (loss)
Limited partners’ interest in net income (loss)	$301,934	$181,798
Weighted-average common units outstanding
Basic	403,254	413,104
Dilutive effect of non-vested phantom units	1,206	342
Diluted	404,460	413,446
Excluded due to anti-dilutive effect	469	404
Net income (loss) per common unit
Basic	$0.75	$0.44
Diluted	$0.75	$0.44

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

5. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2022	2021
Revenues and other
Service revenues – fee based	$414,899	$367,475
Service revenues – product based	2,243	4,505
Product sales	11,567	6,271
Total revenues and other	428,709	378,251
Equity income, net – related parties (1)	49,607	52,165
Operating expenses
Cost of product (2)	(19,543)	17,647
Operation and maintenance	(59)	18,122
General and administrative (3)	1,975	4,093
Total operating expenses	(17,627)	39,862
_________________________________________________________________________________________
(1)See Note 6.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 5) and (ii) equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 5).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
thousands	March 31, 2022	December 31, 2021
Assets
Accounts receivable, net	$274,222	$180,205
Other current assets	28,847	12,490
Equity investments (1)	1,163,069	1,167,187
Other assets	46,531	45,494
Total assets	1,512,669	1,405,376
Liabilities
Accounts and imbalance payables	47,281	49,242
Accrued liabilities	4,476	13,914
Other liabilities	223,972	207,365
Total liabilities	275,729	270,521
_________________________________________________________________________________________
(1)See Note 6.

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2022	2021
Distributions from equity-investment earnings – related parties	$45,870	$49,048
Capital expenditures	—	(2,000)
Contributions to equity investments – related parties	(2,070)	(86)
Distributions from equity investments in excess of cumulative earnings – related parties	9,925	12,141
Distributions to Partnership unitholders (1)	(65,492)	(66,642)
Distributions to WES Operating unitholders (2)	(2,805)	(2,551)
Net contributions from (distributions to) related parties	409	1,627
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 3 and Note 4).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 3 and Note 4).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2022	2021
General and administrative (1)	$2,948	$4,587
_________________________________________________________________________________________
(1)Includes (i) amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 5), (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 5), and (iii) an intercompany service fee between the Partnership and WES Operating.

Consolidated balance sheets
thousands	March 31, 2022	December 31, 2021
Other assets	$45,619	$45,494
Accounts and imbalance payables (1)	64,211	97,749
Accrued liabilities	4,159	13,597
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2022	2021
Distributions to WES Operating unitholders (1)	$(140,217)	$(127,470)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. See Note 3 and Note 4.

Related-party revenues. Related-party revenues include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36% and 35% for the three months ended March 31, 2022 and 2021, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 89% and 88% for the three months ended March 31, 2022 and 2021, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 84% and 86% for the three months ended March 31, 2022 and 2021, respectively.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to the Partnership’s Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation (“Sanchez”), now Mesquite Energy, Inc. (“Mesquite”), that allows Mesquite to process gas under such agreement. In December 2021, the Brasada gas processing agreement was assigned from Anadarko to Mesquite effective July 1, 2023. For this reason, Anadarko continues to be liable under the Brasada gas processing agreement until June 30, 2023, to the extent Mesquite does not perform. For all periods presented, Mesquite has performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.
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
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provided operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts included (i) fixed consideration, which was measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consisted of all volumes above the minimum-volume commitment. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For the three months ended March 31, 2021, the Partnership recognized fixed-lease revenue of $43.9 million and variable-lease revenue of $(1.1) million related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $1.9 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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
Additionally, from time to time, in support of the Partnership’s business, the Partnership purchases equipment, inventory, and other miscellaneous assets from Occidental or its affiliates.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the three months ended March 31, 2022:

thousands	Balance at December 31, 2021	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2022
White Cliffs	$40,753	$231	$—	$(86)	$(899)	$39,999
Rendezvous	22,075	(703)	—	(112)	(651)	20,609
Mont Belvieu JV	96,728	7,891	—	(7,986)	(1,907)	94,726
TEG	16,116	1,482	—	(1,363)	—	16,235
TEP	188,925	10,086	—	(10,149)	(882)	187,980
FRP	196,632	9,997	—	(10,220)	(1,304)	195,105
Whitethorn LLC	149,690	260	255	2,575	(882)	151,898
Cactus II	171,294	3,575	—	(3,617)	(2,412)	168,840
Saddlehorn	110,441	5,471	—	(5,354)	(180)	110,378
Panola	20,044	571	—	(571)	(171)	19,873
Mi Vida	51,763	4,218	—	(3,823)	—	52,158
Ranch Westex	979	3,862	—	(2,498)	—	2,343
Red Bluff Express	101,747	2,666	1,815	(2,666)	(637)	102,925
Total	$1,167,187	$49,607	$2,070	$(45,870)	$(9,925)	$1,163,069
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2022	December 31, 2021
Land	N/A	$10,955	$10,955
Gathering systems – pipelines	30 years	5,429,779	5,386,003
Gathering systems – compressors	15 years	2,203,895	2,172,953
Processing complexes and treating facilities	25 years	3,380,819	3,375,317
Transportation pipeline and equipment	6 to 45 years	169,380	169,356
Produced-water disposal systems	20 years	885,265	882,527
Assets under construction	N/A	91,268	98,473
Other	3 to 40 years	758,997	750,494
Total property, plant, and equipment		12,930,358	12,846,078
Less accumulated depreciation		4,455,162	4,333,171
Net property, plant, and equipment		$8,475,196	$8,512,907

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Trade receivables, net	$601,640	$436,513	$601,640	$436,513
Other receivables, net	7	—	7	—
Total accounts receivable, net	$601,647	$436,513	$601,647	$436,513

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
NGLs inventory	$1,953	$3,370	$1,953	$3,370
Imbalance receivables	34,757	25,309	34,757	25,309
Prepaid insurance	5,792	10,369	4,418	8,538
Contract assets	10,897	5,307	10,897	5,307
Other	2,998	1,897	2,998	1,897
Total other current assets	$56,397	$46,252	$55,023	$44,421

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Accrued interest expense	$65,562	$131,177	$65,562	$131,177
Short-term asset retirement obligations	12,337	9,934	12,337	9,934
Short-term remediation and reclamation obligations	8,316	7,454	8,316	7,454
Income taxes payable	2,190	1,516	2,190	1,516
Contract liabilities	8,924	27,763	8,924	27,763
Other	62,918	85,405	34,980	32,849
Total accrued liabilities	$160,247	$263,249	$132,309	$210,693

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2022			December 31, 2021
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$502,246	$502,192	$502,250	$502,246	$502,138	$505,153
Floating-Rate Senior Notes due 2023	213,138	212,760	212,425	—	—	—
Finance lease liabilities	3,201	3,201	3,201	3,794	3,794	3,794
Total short-term debt	$718,585	$718,153	$717,876	$506,040	$505,932	$508,947

Long-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$212,642	$213,072
3.100% Senior Notes due 2025	732,106	728,404	728,061	732,106	728,096	764,815
3.950% Senior Notes due 2025	399,163	396,149	402,063	399,163	395,928	418,506
4.650% Senior Notes due 2026	474,242	471,761	485,982	474,242	471,629	516,473
4.500% Senior Notes due 2028	400,000	396,281	407,380	400,000	396,145	437,673
4.750% Senior Notes due 2028	400,000	397,037	413,219	400,000	396,938	444,550
4.050% Senior Notes due 2030	1,200,000	1,190,584	1,201,380	1,200,000	1,190,339	1,323,595
5.450% Senior Notes due 2044	600,000	593,769	609,529	600,000	593,733	717,804
5.300% Senior Notes due 2048	700,000	687,321	694,990	700,000	687,265	844,223
5.500% Senior Notes due 2048	350,000	342,689	347,087	350,000	342,659	418,907
5.250% Senior Notes due 2050	1,000,000	983,765	982,278	1,000,000	983,709	1,183,514
Finance lease liabilities	990	990	990	1,533	1,533	1,533
Total long-term debt	$6,256,501	$6,188,750	$6,272,959	$6,470,182	$6,400,616	$7,284,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the three months ended March 31, 2022:

thousands	Carrying Value
Balance at December 31, 2021	$6,906,548
Finance lease liabilities	(1,135)
Other	1,490
Balance at March 31, 2022	$6,906,903

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at March 31, 2022, and were 4.542%, 5.424%, and 6.629%, respectively, at March 31, 2021. The interest rate on the Floating-Rate Senior Notes was 1.84% and 2.33% at March 31, 2022 and 2021, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.
As of March 31, 2022, the 4.000% Senior Notes due 2022 and the Floating-Rate Senior Notes were classified as short-term debt on the consolidated balance sheet. Subsequent to March 31, 2022, WES Operating redeemed the 4.000% Senior Notes due 2022 at par value on April 1, 2022, pursuant to the optional redemption terms in WES Operating’s indenture. At March 31, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF”) is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders.
As of March 31, 2022, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of March 31, 2022 and 2021, the interest rate on any outstanding RCF borrowings was 1.95% and 1.61%, respectively. The facility-fee rate was 0.25% at March 31, 2022 and 2021. At March 31, 2022, WES Operating was in compliance with all covenants under the RCF.

Finance lease liabilities. During the first quarter of 2020, the Partnership entered into finance leases with third parties for equipment and vehicles. Certain of these equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases were classified as operating leases. The Partnership has future payments for its finance leases of $4.3 million as of March 31, 2022.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2022	2021
Long-term and short-term debt	$(83,428)	$(95,722)
Finance lease liabilities	(42)	(298)
Commitment fees and amortization of debt-related costs	(3,032)	(3,338)
Capitalized interest	1,047	865
Interest expense	$(85,455)	$(98,493)

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of March 31, 2022 and December 31, 2021, the consolidated balance sheets included $9.8 million and $10.1 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2021 Form 10-K as filed with the SEC on February 23, 2022.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of March 31, 2022 (see Note 6—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•future throughput (including Occidental production) that is gathered or processed by, or transported through, our assets;

•our operating results;

•competitive conditions;

•technology;

•the availability of capital resources to fund acquisitions, capital expenditures, and other contractual obligations, and our ability to access financing through the debt or equity capital markets;

•the supply of, demand for, and price of oil, natural gas, NGLs, and related products or services;

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

•conflicts of interest among us and our general partner and its related parties, including Occidental, with respect to, among other things, the allocation of capital and operational and administrative costs and our future business opportunities;

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

•cyber attacks or security breaches; and

•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2021 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of March 31, 2022, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2022, included the following:

•We repurchased 225,355 common units on the open market for an aggregate purchase price of $5.1 million.

•Our first-quarter 2022 per-unit distribution of $0.50000 increased $0.17300 from the fourth-quarter 2021 per-unit distribution of $0.32700.

•Natural-gas throughput attributable to WES totaled 4,058 MMcf/d for the three months ended March 31, 2022, representing a 3% decrease compared to the three months ended December 31, 2021, and no change compared to the three months ended March 31, 2021.

•Crude-oil and NGLs throughput attributable to WES totaled 675 MBbls/d for the three months ended March 31, 2022, representing a 4% decrease and a 12% increase compared to the three months ended December 31, 2021, and March 31, 2021, respectively.

•Produced-water throughput attributable to WES totaled 751 MBbls/d for the three months ended March 31, 2022, representing a 5% decrease and a 26% increase compared to the three months ended December 31, 2021, and March 31, 2021, respectively.

•Gross margin was $550.9 million for the three months ended March 31, 2022, representing a 10% increase and a 21% increase compared to the three months ended December 31, 2021, and March 31, 2021, respectively. See Key Performance Metrics within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.34 per Mcf for the three months ended March 31, 2022, representing a 6% increase and a 13% increase compared to the three months ended December 31, 2021, and March 31, 2021, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.44 per Bbl for the three months ended March 31, 2022, representing a 37% increase compared to the three months ended December 31, 2021, and no change compared to the three months ended March 31, 2021.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.00 per Bbl for the three months ended March 31, 2022, representing a 9% increase compared to the three months ended December 31, 2021, and March 31, 2021.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,326	1,370	(3)%	1,133	17%
DJ Basin	1,321	1,349	(2)%	1,344	(2)%
Equity investments	479	513	(7)%	439	9%
Other	1,084	1,127	(4)%	1,279	(15)%
Total throughput for natural-gas assets	4,210	4,359	(3)%	4,195	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	192	199	(4)%	162	19%
DJ Basin	88	92	(4)%	82	7%
Equity investments	374	393	(5)%	337	11%
Other	35	32	9%	35	—%
Total throughput for crude-oil and NGLs assets	689	716	(4)%	616	12%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	766	808	(5)%	607	26%
Total throughput for produced-water assets	766	808	(5)%	607	26%

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices during 2021 ranged from a low of $47.62 per barrel in January 2021 to a high of $84.65 per barrel in October 2021, and prices during the first quarter of 2022 ranged from a low of $76.08 per barrel in January 2022 to a high of $123.70 per barrel in March 2022. The extent and duration of the recent commodity-price volatility cannot be predicted.

To the extent producers continue with development plans in our areas of operation, we intend to continue to connect new wells or production facilities to our systems to maintain or increase throughput on our systems and mitigate the impact of production declines. However, our success in connecting additional wells or production facilities is dependent on the activity levels of our customers, any capacity constraints, and the availability of downstream-takeaway alternatives. In some cases, we take ownership of volumes at the tailgate of our plants based on certain contractual arrangements with our producer customers, which introduces additional commodity-price exposure. Additionally, we intend to continue to evaluate the crude-oil, NGLs, and natural-gas price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.

Impact of inflation and supply-chain disruptions. Although inflation in the United States has been relatively low in recent years, the U.S. economy currently is experiencing significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued increases in inflation will raise our costs for labor, materials, and services, which will increase our operating costs and capital expenditures materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, short- and long-term interest rates increased during 2021 and continued to increase during the first quarter of 2022. Any future increases in interest rates likely will result in an increase in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

ACQUISITIONS AND DIVESTITURES

Bison facilities. In October 2020, we entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party. During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and the sale closed.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2022	December 31, 2021	March 31, 2021
Total revenues and other (1)	$758,297	$719,210	$674,974
Equity income, net – related parties	49,607	45,308	52,165
Total operating expenses (1)	403,450	438,563	434,220
Gain (loss) on divestiture and other, net	370	(234)	(583)
Operating income (loss)	404,824	325,721	292,336
Interest expense	(85,455)	(89,472)	(98,493)
Gain (loss) on early extinguishment of debt	—	—	(289)
Other income (expense), net	106	390	(1,207)
Income (loss) before income taxes	319,475	236,639	192,347
Income tax expense (benefit)	1,805	(14,210)	1,112
Net income (loss)	317,670	250,849	191,235
Net income (loss) attributable to noncontrolling interests	8,953	7,332	5,444
Net income (loss) attributable to Western Midstream Partners, LP (2)	$308,717	$243,517	$185,791
_________________________________________________________________________________________
(1)Total revenues and other includes amounts earned from services provided to related parties and from the sale of natural gas, condensate, and NGLs to related parties. Total operating expenses includes amounts charged by related parties for services received. See Note 5—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)For reconciliations to comparable consolidated results of WES Operating, see Items Affecting the Comparability of Financial Results with WES Operating within this Item 2.

For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2022, to the three months ended December 31, 2021, or to the three months ended March 31, 2021, as applicable.

Throughput

	Three Months Ended
	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	406	437	(7)%	519	(22)%
Processing	3,325	3,409	(2)%	3,237	3%
Equity investments (1)	479	513	(7)%	439	9%
Total throughput	4,210	4,359	(3)%	4,195	—%
Throughput attributable to noncontrolling interests (2)	152	155	(2)%	150	1%
Total throughput attributable to WES for natural-gas assets	4,058	4,204	(3)%	4,045	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	315	323	(2)%	279	13%
Equity investments (3)	374	393	(5)%	337	11%
Total throughput	689	716	(4)%	616	12%
Throughput attributable to noncontrolling interests (2)	14	14	—%	12	17%
Total throughput attributable to WES for crude-oil and NGLs assets	675	702	(4)%	604	12%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	766	808	(5)%	607	26%
Throughput attributable to noncontrolling interests (2)	15	16	(6)%	12	25%
Total throughput attributable to WES for produced-water assets	751	792	(5)%	595	26%
_________________________________________________________________________________________
(1)Represents the 22% share of average Rendezvous throughput, 50% share of average Mi Vida and Ranch Westex throughput, and 30% share of average Red Bluff Express throughput.
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

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 31 MMcf/d compared to the three months ended December 31, 2021, primarily due to decreased production in areas around the Marcellus Interest systems.
Gathering, treating, and transportation throughput decreased by 113 MMcf/d compared to the three months ended March 31, 2021, primarily due (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021 and (ii) production declines in areas around the Marcellus Interest systems.
Processing throughput decreased by 84 MMcf/d compared to the three months ended December 31, 2021, primarily due to (i) lower volumes at the West Texas complex due to production declines in the area and the impacts of inclement weather in the first quarter of 2022 and (ii) lower volumes at the DJ Basin and Granger complexes due to production declines in the areas.
Processing throughput increased by 88 MMcf/d compared to the three months ended March 31, 2021, primarily due to higher volumes at the West Texas complex resulting from the impact of winter storm Uri during the first quarter of 2021, partially offset by lower volumes at the DJ Basin, Granger, and Brasada complexes due to production declines in the areas.

Equity-investment throughput decreased by 34 MMcf/d compared to the three months ended December 31, 2021, primarily due to decreased volumes at the Mi Vida and Ranch Westex plants and on Red Bluff Express.
Equity-investment throughput increased by 40 MMcf/d compared to the three months ended March 31, 2021, primarily due to increased volumes on Red Bluff Express and at the Mi Vida plant resulting from the impact of winter storm Uri during the first quarter of 2021. These increases were offset partially by (i) decreased volumes at the Rendezvous system due to production declines in the area and (ii) decreased volumes at Ranch Westex plant.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput decreased by 8 MBbls/d compared to the three months ended December 31, 2021, primarily due to lower volumes at the DBM oil system resulting from the impacts of inclement weather in the first quarter of 2022.
Gathering, treating, and transportation throughput increased by 36 MBbls/d compared to the three months ended March 31, 2021, primarily due (i) higher volumes at the DBM oil system resulting from the impact of winter storm Uri during the first quarter of 2021 and (ii) increased production in areas around the DJ Basin oil system.
Equity-investment throughput decreased by 19 MBbls/d compared to the three months ended December 31, 2021, primarily due to decreased volumes on the Whitethorn pipeline.
Equity-investment throughput increased by 37 MBbls/d compared to the three months ended March 31, 2021, primarily due to (i) increased volumes on FRP and the Saddlehorn pipeline resulting from increased pipeline commitments and (ii) increased volumes on the Whitethorn pipeline.

Produced-water assets

Gathering and disposal throughput decreased by 42 MBbls/d compared to the three months ended December 31, 2021, due to decreased volumes at the DBM water systems resulting from lower production and the impacts of inclement weather in the first quarter of 2022.
Gathering and disposal throughput increased by 159 MBbls/d compared to the three months ended March 31, 2021, due to (i) new third-party connections brought online during the fourth quarter of 2021 and (ii) the impact of winter storm Uri during the first quarter of 2021.

Service Revenues

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Service revenues – fee based	$631,598	$621,093	2%	$572,275	10%
Service revenues – product based	40,867	34,317	19%	31,652	29%
Total service revenues	$672,465	$655,410	3%	$603,927	11%

Service revenues – fee based

Service revenues – fee based increased by $10.5 million compared to the three months ended December 31, 2021, primarily due to increases of (i) $28.7 million at the DJ Basin oil system due to an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2021, partially offset by decreased throughput, (ii) $7.6 million at the DBM oil system due to the treatment of lease revenue under the operating and maintenance agreement with Occidental that was terminated effective December 31, 2021, partially offset by decreased throughput, and (iii) $3.1 million at the Marcellus Interest systems due to an increase in the average gathering fee effective January 1, 2022, partially offset by decreased throughput. These increases were offset partially by decreases of (i) $18.8 million at the West Texas complex due to a lower cost-of-service rate effective January 1, 2022, and decreased throughput, (ii) $4.9 million at the DJ Basin complex due to decreased throughput, and (iii) $4.8 million at the Springfield system due to an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2021, in addition to a lower cost-of-service rate effective January 1, 2022.
Service revenues – fee based increased by $59.3 million compared to the three months ended March 31, 2021, primarily due to increases of (i) $22.1 million at the West Texas complex due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021, partially offset by a lower cost-of-service rate effective January 1, 2022, and (ii) $17.5 million at the DBM water systems and $15.7 million at the DBM oil system due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021.

Service revenues – product based

Service revenues – product based increased by $6.6 million compared to the three months ended December 31, 2021, primarily due to increases of (i) $2.7 million at the West Texas complex due to increased volumes and prices for certain third-party contracts and (ii) $2.3 million at the DJ Basin complex and $0.7 million at the Chipeta complex due to increased prices.
Service revenues – product based increased by $9.2 million compared to the three months ended March 31, 2021, primarily due to increases of (i) $3.9 million at the DJ Basin complex, $2.3 million at the Chipeta complex, and $1.4 million at the Granger complex due to increased prices, and (ii) $1.4 million at the DBM water systems due to increased prices and volumes.

Product Sales

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Natural-gas sales	$19,071	$15,337	24%	$21,419	(11)%
NGLs sales	66,518	48,251	38%	49,386	35%
Total Product sales	$85,589	$63,588	35%	$70,805	21%
Per-unit gross average sales price:
Natural gas (per Mcf)	$4.38	$4.60	(5)%	$5.98	(27)%
NGLs (per Bbl)	46.48	42.05	11%	28.42	64%

Natural-gas sales

Natural-gas sales increased by $3.7 million compared to the three months ended December 31, 2021, primarily due to an increase of $2.3 million at the West Texas complex due to increased volumes sold as a result of throughput increases on certain third-party contracts.

NGLs sales

NGLs sales increased by $18.3 million compared to the three months ended December 31, 2021, primarily due to increases of (i) $8.6 million at the West Texas complex due to increases in average prices and volumes sold and (ii) $5.4 million at the DJ Basin complex and $4.2 million at the Chipeta complex due to an increase in average prices.
NGLs sales increased by $17.1 million compared to the three months ended March 31, 2021, primarily due to increases of (i) $8.1 million at the Chipeta complex, $1.4 million at the DBM water systems, and $1.2 million at the Hilight complex attributable to increases in average prices and volumes sold, and (ii) $2.8 million at the Granger complex and $2.0 million at the DJ Basin complex due to an increase in average prices.

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Equity income, net – related parties	$49,607	$45,308	9%	$52,165	(5)%

Equity income, net – related parties increased by $4.3 million compared to the three months ended December 31, 2021, primarily due to increases of (i) $1.7 million at Whitethorn LLC related to commercial activities and (ii) $1.2 million at Mi Vida related to decreases in certain expenses during the current period.
Equity income, net – related parties decreased by $2.6 million compared to the three months ended March 31, 2021, primarily due to decreases of (i) $3.0 million at Saddlehorn Pipeline related to contracts with higher tariff rates expiring in August 2021 and (ii) $2.7 million at Cactus II related to a decrease in trunk revenues. These decreases were offset partially by an increase of $2.2 million at Mi Vida due to higher volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Residue purchases	$34,992	$38,471	(9)%	$55,745	(37)%
NGLs purchases	70,404	62,578	13%	30,907	128%
Other	(32,548)	(29,009)	12%	2,317	NM
Cost of product	72,848	72,040	1%	88,969	(18)%
Operation and maintenance	128,976	147,102	(12)%	140,332	(8)%
Total Cost of product and Operation and maintenance expenses	$201,824	$219,142	(8)%	$229,301	(12)%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases decreased by $3.5 million compared to the three months ended December 31, 2021, primarily due to a decrease of $2.0 million at the West Texas complex attributable to decreased volumes for certain third-party contracts.
Residue purchases decreased by $20.8 million compared to the three months ended March 31, 2021, primarily due to decreases of $13.2 million at the West Texas complex, $3.3 million at the DJ Basin complex, and $3.0 million at the Hilight system attributable to decreases in average prices.

NGLs purchases

NGLs purchases increased by $7.8 million compared to the three months ended December 31, 2021, primarily due to an increase of $5.1 million at the West Texas complex attributable to an increase in average prices.
NGLs purchases increased by $39.5 million compared to the three months ended March 31, 2021, primarily due to increases of $19.0 million at the West Texas complex, $12.3 million at the DJ Basin complex, and $3.6 million at the Chipeta complex attributable to increases in average prices.

Other items

Other items decreased by $3.5 million compared to the three months ended December 31, 2021, primarily due to decreases of $3.7 million at the West Texas complex and $3.0 million at the DJ Basin complex, primarily due to changes in imbalance positions, partially offset by an increase of $3.2 million at the Chipeta complex due to a change in imbalance positions.
Other items decreased by $34.9 million compared to the three months ended March 31, 2021, primarily due to decreases of $29.3 million at the West Texas complex and $6.9 million at the DJ Basin complex, primarily due to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense decreased by $18.1 million compared to the three months ended December 31, 2021, primarily due to decreases of (i) $14.1 million at the West Texas complex attributable to a sales tax accrual in the fourth quarter of 2021 on compressor rentals and reduced utilities and salaries and wages expense, (ii) $7.3 million at the DJ Basin complex due to lower utilities expense and surface maintenance and plant repairs, and (iii) $4.3 million at the DBM water systems attributable to lower surface-use fees and utilities expense. These decreases were offset partially by an increase of $3.1 million at the DBM oil system, primarily due to an increase in salaries and wages.
Operation and maintenance expense decreased by $11.4 million compared to the three months ended March 31, 2021, primarily due to decreases of $5.0 million at the DBM oil system and $4.4 million at the West Texas complex attributable to reduced utilities expense and contract and consulting costs.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
General and administrative	$48,602	$55,576	(13)%	$45,116	8%
Property and other taxes	18,442	18,275	1%	14,384	28%
Depreciation and amortization	134,582	144,225	(7)%	130,553	3%
Long-lived asset and other impairments	—	1,345	(100)%	14,866	(100)%
Total other operating expenses	$201,626	$219,421	(8)%	$204,919	(2)%

General and administrative expenses

General and administrative expenses decreased by $7.0 million compared to the three months ended December 31, 2021, primarily due to decreases in consulting costs and corporate expenses primarily related to information technology services and legal fees.
General and administrative expenses increased by $3.5 million compared to the three months ended March 31, 2021, primarily due to increases of $3.3 million in personnel costs, including increased bonus-related expenses and equity-based compensation expense.

Property and other taxes

Property and other taxes increased by $4.1 million compared to the three months ended March 31, 2021, primarily due to ad valorem tax increases at the DJ Basin complex due to higher rates, partially offset by favorable differences between actual and estimated tax payments related to the 2021 fiscal year.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $9.6 million compared to the three months ended December 31, 2021, primarily due to decreases of $5.0 million and $4.8 million at the Hilight system and the MGR assets, respectively, due to revisions in cost estimates related to asset retirement obligations made in the fourth quarter of 2021.
Depreciation and amortization expense increased by $4.0 million compared to the three months ended March 31, 2021, primarily due to an increase of $3.2 million at a Wyoming asset primarily as a result of a change in estimate for asset retirement obligations in the comparative prior period.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the three months ended March 31, 2021, was primarily due to $13.5 million of impairments at the DJ Basin complex due to cancellation of projects.
For further information on Long-lived asset and other impairment expense, see Note 7—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Long-term and short-term debt	$(83,428)	$(87,448)	(5)%	$(95,722)	(13)%
Finance lease liabilities	(42)	(53)	(21)%	(298)	(86)%
Commitment fees and amortization of debt-related costs	(3,032)	(3,041)	—%	(3,338)	(9)%
Capitalized interest	1,047	1,070	(2)%	865	21%
Interest expense	$(85,455)	$(89,472)	(4)%	$(98,493)	(13)%

Interest expense

Interest expense decreased by $4.0 million compared to the three months ended December 31, 2021, primarily due to decreases of $3.8 million for credit-rating related interest rate changes on the Fixed-Rate Senior Notes and Floating-Rate Senior Notes.
Interest expense decreased by $13.0 million compared to the three months ended March 31, 2021, primarily due to decreases of (i) $4.1 million due to the redemption of the total principal amount outstanding of the 5.375% Senior Notes due 2021 on March 1, 2021, (ii) $4.1 million due to credit-rating related interest rate changes and lower outstanding balances on the 3.100% Senior Notes due 2025 and Floating-Rate Senior Notes, (iii) $2.3 million due to credit-rating related interest rate changes on the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050, and (iv) $2.1 million due to lower outstanding balances on the 3.950% Senior Notes due 2025, 4.000% Senior Notes due 2022, and 4.650% Senior Notes due 2026, portions of which were repaid during the third quarter of 2021.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended
thousands except percentages	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Income (loss) before income taxes	$319,475	$236,639	35%	$192,347	66%
Income tax expense (benefit)	1,805	(14,210)	(113)%	1,112	62%
Effective tax rate	1%	NM		1%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the three months ended March 31, 2022 and 2021, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.
For the three months ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2022	December 31, 2021	Inc/ (Dec)	March 31, 2021	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$488,909	$488,220	—%	$432,389	13%
Adjusted gross margin for crude-oil and NGLs assets	148,247	114,733	29%	133,145	11%
Adjusted gross margin for produced-water assets	67,594	67,296	—%	49,090	38%
Adjusted gross margin	704,750	670,249	5%	614,624	15%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.34	1.26	6%	1.19	13%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.44	1.78	37%	2.45	—%
Per-Bbl Adjusted gross margin for produced-water assets (3)	1.00	0.92	9%	0.92	9%
Adjusted EBITDA	539,050	480,874	12%	443,110	22%
Free cash flow	200,342	576,499	(65)%	211,822	(5)%
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
Adjusted gross margin increased by $34.5 million compared to the three months ended December 31, 2021, primarily due to (i) an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2021 at the DJ Basin oil system, partially offset by decreased throughput, (ii) the treatment of lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system that was terminated effective December 31, 2021, partially offset by decreased throughput, and (iii) strong plant performance and contract mix at the West Texas and DJ Basin complexes leading to increased product recoveries and higher commodity prices, partially offset by lower throughput. These increases were offset partially by (i) an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2021 at the Springfield system and (ii) a decrease in distributions from Whitethorn LLC.
Adjusted gross margin increased by $90.1 million compared to the three months ended March 31, 2021, primarily due to (i) increased throughput, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2022, at the West Texas complex, (ii) increased throughput at the DBM water systems and DBM oil system, and (iii) a higher average gathering and processing fee and increased deficiency fees on certain contracts at the DJ Basin complex. These increases were offset partially by a decrease in distributions from Whitethorn LLC.

Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.08 compared to the three months ended December 31, 2021, primarily due to strong plant performance and contract mix at the West Texas and DJ Basin complexes leading to increased product recoveries, coupled with higher commodity prices and lower throughput.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.15 compared to the three months ended March 31, 2021, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.66 compared to the three months ended December 31, 2021, primarily due to (i) an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2021 at the DJ Basin oil system and (ii) the treatment of lease revenue under the operating and maintenance agreement with Occidental at the DBM oil system that was terminated effective December 31, 2021. These increases were offset partially by a decrease in distributions from Whitethorn LLC.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.01 compared to the three months ended March 31, 2021, primarily due to a decrease in distributions from Whitethorn LLC and Saddlehorn. These decreases were offset partially by increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.08 compared to the three months ended December 31, 2021 and March 31, 2021, primarily due to deficiency fees recorded in the first quarter of 2022.

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

Adjusted EBITDA increased by $58.2 million compared to the three months ended December 31, 2021, primarily due to (i) a $39.1 million increase in total revenues and other, (ii) an $18.1 million decrease in operation and maintenance expenses, and (iii) a $7.9 million decrease in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by a $4.3 million decrease in distributions from equity investments.
Adjusted EBITDA increased by $95.9 million compared to the three months ended March 31, 2021, primarily due to (i) an $83.3 million increase in total revenues and other, (ii) a $16.1 million decrease in cost of product (net of lower of cost or market inventory adjustments), and (iii) an $11.4 million decrease in operation and maintenance expenses. These amounts were offset partially by (i) a $5.4 million decrease in distributions from equity investments, (ii) a $4.1 million increase in property taxes, and (iii) a $2.5 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Free cash flow decreased by $376.2 million compared to the three months ended December 31, 2021, primarily due to a decrease of $385.4 million in net cash provided by operating activities related to working capital fluctuations and timing, partially offset by a decrease of $11.9 million in capital expenditures.
Free cash flow decreased by $11.5 million compared to the three months ended March 31, 2021, primarily due to (i) an increase of $22.2 million in capital expenditures, (ii) a $2.2 million decrease in distributions from equity investments in excess of cumulative earnings, and (iii) an increase of $2.0 million in contributions to equity investments. These amounts were offset partially by an increase of $14.9 million in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

Reconciliation of non-GAAP financial measures. Adjusted gross margin, Adjusted EBITDA, and Free cash flow are not defined in GAAP. The GAAP measure that is most directly comparable to Adjusted gross margin is gross margin. Net income (loss) and net cash provided by operating activities are the GAAP measures that are most directly comparable to Adjusted EBITDA. The GAAP measure that is most directly comparable to Free cash flow is net cash provided by operating activities. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered as alternatives to the GAAP measures of gross margin, net income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA, and Free cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect gross margin, net income (loss), and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA, and Free cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA, and Free cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility as comparative measures.
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

	Three Months Ended
thousands	March 31, 2022	December 31, 2021	March 31, 2021
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$758,297	$719,210	$674,974
Less:
Cost of product	72,848	72,040	88,969
Depreciation and amortization	134,582	144,225	130,553
Gross margin	550,867	502,945	455,452
Add:
Distributions from equity investments	55,795	60,054	61,189
Depreciation and amortization	134,582	144,225	130,553
Less:
Reimbursed electricity-related charges recorded as revenues	18,404	19,783	17,312
Adjusted gross margin attributable to noncontrolling interests (1)	18,090	17,192	15,258
Adjusted gross margin	$704,750	$670,249	$614,624
Adjusted gross margin for natural-gas assets	$488,909	$488,220	$432,389
Adjusted gross margin for crude-oil and NGLs assets	148,247	114,733	133,145
Adjusted gross margin for produced-water assets	67,594	67,296	49,090
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2022	December 31, 2021	March 31, 2021
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$317,670	$250,849	$191,235
Add:
Distributions from equity investments	55,795	60,054	61,189
Non-cash equity-based compensation expense	7,743	6,842	6,734
Interest expense	85,455	89,472	98,493
Income tax expense	1,805	—	1,112
Depreciation and amortization	134,582	144,225	130,553
Impairments	—	1,345	14,866
Other expense	—	216	1,218
Less:
Gain (loss) on divestiture and other, net	370	(234)	(583)
Gain (loss) on early extinguishment of debt	—	—	(289)
Equity income, net – related parties	49,607	45,308	52,165
Other income	106	392	—
Income tax benefit	—	14,210	—
Adjusted EBITDA attributable to noncontrolling interests (1)	13,917	12,453	10,997
Adjusted EBITDA	$539,050	$480,874	$443,110
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$276,458	$661,858	$261,550
Interest (income) expense, net	85,455	89,472	98,493
Accretion and amortization of long-term obligations, net	(1,782)	(1,762)	(2,088)
Current income tax expense (benefit)	673	(2,165)	555
Other (income) expense, net	(106)	(390)	1,207
Distributions from equity investments in excess of cumulative earnings – related parties	9,925	11,310	12,141
Changes in assets and liabilities:
Accounts receivable, net	165,134	(147,139)	30,182
Accounts and imbalance payables and accrued liabilities, net	14,292	(58,392)	16,467
Other items, net	2,918	(59,465)	35,600
Adjusted EBITDA attributable to noncontrolling interests (1)	(13,917)	(12,453)	(10,997)
Adjusted EBITDA	$539,050	$480,874	$443,110
Cash flow information
Net cash provided by operating activities	$276,458	$661,858	$261,550
Net cash used in investing activities	(71,617)	(70,251)	(46,472)
Net cash provided by (used in) financing activities	(158,591)	(489,470)	(603,624)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2022	December 31, 2021	March 31, 2021
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$276,458	$661,858	$261,550
Less:
Capital expenditures	83,971	95,917	61,783
Contributions to equity investments – related parties	2,070	752	86
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	9,925	11,310	12,141
Free cash flow	$200,342	$576,499	$211,822
Cash flow information
Net cash provided by operating activities	$276,458	$661,858	$261,550
Net cash used in investing activities	(71,617)	(70,251)	(46,472)
Net cash provided by (used in) financing activities	(158,591)	(489,470)	(603,624)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include quarterly distributions, debt service, customary operating expenses, and capital expenditures. Our sources of liquidity as of March 31, 2022, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to pay distributions or to fund other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board declared a cash distribution to unitholders for the first quarter of 2022 of $0.50000 per unit, or $206.2 million in the aggregate. The cash distribution is payable on May 13, 2022, to our unitholders of record at the close of business on May 2, 2022.
In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the three months ended March 31, 2022, we repurchased 225,355 common units on the open market for an aggregate purchase price of $5.1 million. The units were canceled immediately upon receipt. As of March 31, 2022, we had an authorized amount of $994.9 million remaining under the program.
For the year ended December 31, 2022, capital expenditures are expected to range between $550.0 million to $600.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta), representing a $150.0 million increase to the midpoint of our previously announced guidance. This updated guidance range includes capital expenditures attributable to a portion of Mentone Train III, a new 300 MMcf/d cryogenic processing plant at our West Texas complex that was sanctioned in May 2022, and additional well connect and expansion capital to support accelerated producer activity in the Delaware Basin.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2022, we had a $430.8 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to the 4.000% Senior Notes due 2022 and the Floating-Rate Senior Notes being classified as short-term debt on the consolidated balance sheet as of March 31, 2022. As of March 31, 2022, there was $2.0 billion available for borrowing under the RCF. See Note 8—Selected Components of Working Capital and Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures include maintenance capital expenditures, which include those expenditures required to maintain existing operating capacity and service capability of our assets, and expansion capital expenditures, which include expenditures to construct new midstream infrastructure and expenditures incurred to reduce costs, increase revenues, or increase system throughput or capacity from current levels.
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2022	2021
Capital expenditures (1)	83,971	61,783
Capital incurred (1)	85,553	59,565
_________________________________________________________________________________________
(1)For the three months ended March 31, 2022 and 2021, included $1.0 million and $0.9 million, respectively, of capitalized interest.

Capital expenditures increased by $22.2 million for the three months ended March 31, 2022, primarily due to increases of (i) $29.7 million at the West Texas complex primarily attributable to facility expansion and pipeline projects, and (ii) $4.5 million at the DBM oil system primarily related to an increase in pipeline and well connection projects. These increases were offset partially by decreases of (i) $3.2 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and gathering projects, and (ii) $2.8 million at the DJ Basin oil system primarily related to a decrease in pipeline projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2022	2021
Net cash provided by (used in):
Operating activities	$276,458	$261,550
Investing activities	(71,617)	(46,472)
Financing activities	(158,591)	(603,624)
Net increase (decrease) in cash and cash equivalents	$46,250	$(388,546)

Operating activities. Net cash provided by operating activities increased for the three months ended March 31, 2022, primarily due to (i) higher cash operating income and (ii) lower interest expense. These increases were offset partially by (i) the impact of changes in assets and liabilities and (ii) lower distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2022, primarily included the following:

•$84.0 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$2.1 million of capital contributions primarily paid to Red Bluff Express;

•$9.9 million of distributions received from equity investments in excess of cumulative earnings; and

•$4.1 million of decreases to materials and supplies inventory.

Net cash used in investing activities for the three months ended March 31, 2021, primarily included the following:

•$61.8 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$12.1 million of distributions received from equity investments in excess of cumulative earnings; and

•$3.3 million of decreases to materials and supplies inventory.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2022, primarily included the following:

•$134.7 million of distributions paid to WES unitholders;

•$7.1 million of decreases in outstanding checks;

•$5.1 million of unit repurchases;

•$2.8 million of distributions paid to the noncontrolling interest owner of WES Operating; and

•$2.0 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the three months ended March 31, 2021, primarily included the following:

•$531.1 million to redeem the total principal amount outstanding of WES Operating’s 5.375% Senior Notes due 2021 and repay borrowings under the RCF;

•$131.3 million of distributions paid to WES unitholders;

•$22.0 million of decreases in outstanding checks due mostly to ad valorem tax payments made at the end of 2020;

•$16.2 million of unit repurchases;

•$2.6 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$100.0 million of borrowings under the RCF, which were used for general partnership purposes; and

•$1.6 million of contributions from related parties.

Debt and credit facilities. As of March 31, 2022, the carrying value of outstanding debt was $6.9 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at March 31, 2022. The interest rate on the Floating-Rate Senior Notes was 1.84% at March 31, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In January 2022, S&P upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” As a result of this upgrade, annualized borrowing costs will decrease by $7.9 million.
As of March 31, 2022, the 4.000% Senior Notes due 2022 and the Floating-Rate Senior Notes were classified as short-term debt on the consolidated balance sheet. Subsequent to March 31, 2022, WES Operating redeemed the 4.000% Senior Notes due 2022 at par value on April 1, 2022, pursuant to the optional redemption terms in WES Operating’s indenture. At March 31, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.
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

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility is expandable to a maximum of $2.5 billion, and matures in February 2025 for each extending lender. The non-extending lender’s commitments mature in February 2024 and represent $100.0 million out of $2.0 billion of total commitments from all lenders. As of March 31, 2022, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of March 31, 2022, the interest rate on any outstanding RCF borrowings was 1.95% and the facility-fee rate was 0.25%. At March 31, 2022, WES Operating was in compliance with all covenants under the RCF.
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

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles. As of March 31, 2022, we have future finance-lease payments of $2.7 million for the remainder of 2022 and a total of $1.6 million in years thereafter.

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
We expect our exposure to the concentrated risk of non-payment or non-performance to continue for as long as our commercial relationships with Occidental generate a significant portion of our revenues. While Occidental is our contracting counterparty, gathering and processing arrangements with affiliates of Occidental on most of our systems include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. See Note 5—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2022	December 31, 2021	March 31, 2021
Net income (loss) attributable to WES	$308,717	$243,517	$185,791
Limited partner interests in WES Operating not held by WES (1)	6,317	4,986	3,811
General and administrative expenses (2)	741	726	886
Other income (expense), net	(3)	(2)	(3)
Income taxes	—	6	—
Net income (loss) attributable to WES Operating	$315,772	$249,233	$190,485
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2022	2021
WES net cash provided by operating activities	$276,458	$261,550
General and administrative expenses (1)	741	886
Non-cash equity-based compensation expense	(131)	7,302
Changes in working capital	(6,948)	(8,067)
Other income (expense), net	(3)	(3)
WES Operating net cash provided by operating activities	$270,117	$261,668

WES net cash provided by (used in) financing activities	$(158,591)	$(603,624)
Distributions to WES unitholders (2)	134,749	131,265
Distributions to WES from WES Operating (3)	(137,412)	(124,919)
Increase (decrease) in outstanding checks	135	(192)
Unit repurchases	5,149	16,241
Other	6,085	—
WES Operating net cash provided by (used in) financing activities	$(149,885)	$(581,229)
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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
For the three months ended March 31, 2022, 94% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of the below-described imbalances.
We bear a limited degree of commodity-price risk with respect to settlement of natural-gas and NGLs imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, and for instances where actual liquids recovery or fuel usage varies from contractually stipulated amounts. Natural-gas and NGLs volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally reflect market-index prices. Other natural-gas and NGLs volumes owed to or by us are valued at our weighted-average cost as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the settlement timing of the imbalances. See Outlook under Part I, Item 2 and Risk Factors under Part II, Item 1A of this Form 10-Q.

Interest-rate risk. The Federal Open Market Committee made no changes to its target range for the federal funds rate in 2021 and increased its target range once during the three months ended March 31, 2022. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of March 31, 2022, we had (i) no outstanding borrowings under the RCF that bear interest at a rate based on LIBOR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at March 31, 2022. In addition, the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) beginning in 2023 as a result of reference rate reform is not expected to materially impact interest expense on our outstanding borrowings.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factor included below and those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2021, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management. Additionally, for a full discussion of the risks associated with Occidental’s business, see Item 1A under Part I in Occidental’s Form 10-K for the year ended December 31, 2021, Occidental’s quarterly reports on Form 10-Q and Occidental’s other public filings, press releases, and public discussions with Occidental management. We have identified the below risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Certain of our natural-gas processing agreements provide our producer customers with contractually specified NGL recoveries that, under expected operating conditions, may generate commodity price exposure and could, under certain circumstances, generate financial or physical-delivery obligations for us.

Under certain of our natural-gas processing agreements, we provide our producer customers with contractually specified NGL recoveries. To the extent actual recoveries exceed the contractually specified recoveries, we retain the excess NGL volumes and sell such volumes for our own account along with NGL and natural-gas volumes retained by us under our percent-of-proceeds and keep-whole processing agreements, bearing commodity-price risk on these volumes.
Conversely, if actual plant recoveries are below the contractually specified recoveries, we would still be obligated to deliver the contractually fixed amount of NGLs (or in some cases, the financial equivalent thereof) to such customers. For this reason, our inability to efficiently operate our natural-gas processing facilities could result in diminished NGL sale proceeds for our account, or could result in losses when we settle shortfalls between actual and contractually specified recoveries with our customers. Accordingly, the failure to achieve operational plant efficiency to support the contractually specified recoveries could negatively impact our profitability and cash flows available for distribution to unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the $1.0 billion Purchase Program during the first quarter of 2022:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2022	—	$—	—	1,000,000,000
February 1-28, 2022	—	—	—	1,000,000,000
March 1-31, 2022	225,355	22.85	225,355	994,851,000
Total	225,355	22.85	225,355
______________________________________________________________________________________
(1)In February 2022, WES announced the $1.0 billion Purchase Program, pursuant to which we may purchase up to $1.0 billion in aggregate value of our common units through December 31, 2024. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

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

	4.	1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

Exhibit Number		Description
4.	2
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

May 10, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 10, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 10, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 10, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)