Form 10-Q
period 2022-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2022-08-03
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of July 29, 2022:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	386,450,080
Western Midstream Operating, LP	None	None	None	None
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
Ranch Westex: Ranch Westex JV LLC.
RCF: WES Operating’s $2.0 billion senior unsecured revolving credit facility.
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
SOFR: Secured Overnight Financing Rate.
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$655,952	$618,985	$1,287,550	$1,191,260
Service revenues – product based	70,498	27,803	111,365	59,455
Product sales	149,736	72,256	235,325	143,061
Other	233	87	476	329
Total revenues and other (1)	876,419	719,131	1,634,716	1,394,105
Equity income, net – related parties	48,464	58,666	98,071	110,831
Operating expenses
Cost of product	148,556	78,044	221,404	167,013
Operation and maintenance	168,153	153,028	297,129	293,360
General and administrative	47,848	44,448	96,450	89,564
Property and other taxes	22,662	17,967	41,104	32,351
Depreciation and amortization	139,036	137,849	273,618	268,402
Long-lived asset and other impairments	90	12,738	90	27,604
Total operating expenses (2)	526,345	444,074	929,795	878,294
Gain (loss) on divestiture and other, net	(1,150)	1,225	(780)	642
Operating income (loss)	397,388	334,948	802,212	627,284
Interest expense	(80,772)	(95,290)	(166,227)	(193,783)
Gain (loss) on early extinguishment of debt	91	—	91	(289)
Other income (expense), net	(45)	84	61	(1,123)
Income (loss) before income taxes	316,662	239,742	636,137	432,089
Income tax expense (benefit)	1,491	1,465	3,296	2,577
Net income (loss)	315,171	238,277	632,841	429,512
Net income (loss) attributable to noncontrolling interests	8,854	7,018	17,807	12,462
Net income (loss) attributable to Western Midstream Partners, LP	$306,317	$231,259	$615,034	$417,050
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$306,317	$231,259	$615,034	$417,050
General partner interest in net (income) loss	(6,767)	(4,964)	(13,550)	(8,957)
Limited partners’ interest in net income (loss) (3)	299,550	226,295	601,484	408,093
Net income (loss) per common unit – basic (3)	$0.74	$0.55	$1.49	$0.99
Net income (loss) per common unit – diluted (3)	$0.74	$0.55	$1.49	$0.99
Weighted-average common units outstanding – basic (3)	403,027	413,070	403,140	413,087
Weighted-average common units outstanding – diluted (3)	404,162	413,720	404,280	413,557
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $456.8 million and $885.5 million for the three and six months ended June 30, 2022, respectively, and $415.4 million and $793.7 million for the three and six months ended June 30, 2021, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(11.2) million and $(28.8) million for the three and six months ended June 30, 2022, respectively, and $29.0 million and $68.8 million for the three and six months ended June 30, 2021, respectively. See Note 6.
(3)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$97,434	$201,999
Accounts receivable, net	716,343	436,513
Other current assets	49,666	46,252
Total current assets	863,443	684,764
Property, plant, and equipment
Cost	13,058,689	12,846,078
Less accumulated depreciation	4,581,122	4,333,171
Net property, plant, and equipment	8,477,567	8,512,907
Goodwill	4,783	4,783
Other intangible assets	728,908	744,742
Equity investments	1,148,487	1,167,187
Other assets (1)	165,671	158,696
Total assets (2)	$11,388,859	$11,273,079
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$492,979	$326,061
Short-term debt	2,613	505,932
Accrued ad valorem taxes	41,268	44,955
Accrued liabilities	217,817	263,249
Total current liabilities	754,677	1,140,197
Long-term liabilities
Long-term debt	6,656,123	6,400,616
Deferred income taxes	14,345	12,425
Asset retirement obligations	303,548	298,275
Other liabilities	355,163	325,806
Total long-term liabilities	7,329,179	7,037,122
Total liabilities (3)	8,083,856	8,177,319
Equity and partners’ capital
Common units (400,248,341 and 402,993,919 units issued and outstanding at June 30, 2022, and December 31, 2021, respectively)	3,164,328	2,966,955
General partner units (9,060,641 units issued and outstanding at June 30, 2022, and December 31, 2021)	(2,825)	(8,882)
Total partners’ capital	3,161,503	2,958,073
Noncontrolling interests	143,500	137,687
Total equity and partners’ capital	3,305,003	3,095,760
Total liabilities, equity, and partners’ capital	$11,388,859	$11,273,079
________________________________________________________________________________________
(1)Other assets includes $12.2 million and $9.8 million of NGLs line-fill inventory as of June 30, 2022, and December 31, 2021, respectively. Other assets also includes $55.3 million and $56.2 million of materials and supplies inventory as of June 30, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of June 30, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $322.7 million and $180.2 million as of June 30, 2022, and December 31, 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $288.3 million and $270.5 million as of June 30, 2022, and December 31, 2021, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	301,934	6,783	8,953	317,670
Distributions to Chipeta noncontrolling interest owner	—	—	(1,984)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,805)	(2,805)
Distributions to Partnership unitholders	(131,786)	(2,963)	—	(134,749)
Unit repurchases (1)	(5,149)	—	—	(5,149)
Contributions of equity-based compensation from Occidental	1,949	—	—	1,949
Equity-based compensation expense	5,794	—	—	5,794
Net contributions from (distributions to) related parties	409	—	—	409
Other	(6,088)	—	—	(6,088)
Balance at March 31, 2022	$3,134,018	$(5,062)	$141,851	$3,270,807
Net income (loss)	299,550	6,767	8,854	315,171
Distributions to Chipeta noncontrolling interest owner	—	—	(1,198)	(1,198)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,007)	(6,007)
Distributions to Partnership unitholders	(201,667)	(4,530)	—	(206,197)
Unit repurchases (1)	(74,068)	—	—	(74,068)
Contributions of equity-based compensation from Occidental	241	—	—	241
Equity-based compensation expense	6,797	—	—	6,797
Net contributions from (distributions to) related parties	375	—	—	375
Other	(918)	—	—	(918)
Balance at June 30, 2022	$3,164,328	$(2,825)	$143,500	$3,305,003
_________________________________________________________________________________________
(1)See Note 5.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	181,798	3,993	5,444	191,235
Distributions to Chipeta noncontrolling interest owner	—	—	(276)	(276)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,551)	(2,551)
Distributions to Partnership unitholders	(128,447)	(2,818)	—	(131,265)
Unit repurchases (1)	(16,241)	—	—	(16,241)
Contributions of equity-based compensation from Occidental	3,210	—	—	3,210
Equity-based compensation expense	3,524	—	—	3,524
Net contributions from (distributions to) related parties	1,627	—	—	1,627
Other	(2,355)	—	—	(2,355)
Balance at March 31, 2021	$2,821,455	$(16,033)	$136,698	$2,942,120
Net income (loss)	226,295	4,964	7,018	238,277
Distributions to Chipeta noncontrolling interest owner	—	—	(1,245)	(1,245)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,741)	(2,741)
Distributions to Partnership unitholders	(130,115)	(2,854)	—	(132,969)
Contributions of equity-based compensation from Occidental	2,375	—	—	2,375
Equity-based compensation expense	4,746	—	—	4,746
Net contributions from (distributions to) related parties	2,881	—	—	2,881
Other	(571)	—	—	(571)
Balance at June 30, 2021	$2,927,066	$(13,923)	$139,730	$3,052,873
_________________________________________________________________________________________
(1)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$632,841	$429,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	273,618	268,402
Long-lived asset and other impairments	90	27,604
Non-cash equity-based compensation expense	14,781	13,855
Deferred income taxes	1,920	1,273
Accretion and amortization of long-term obligations, net	3,586	4,002
Equity income, net – related parties	(98,071)	(110,831)
Distributions from equity-investment earnings – related parties	96,404	110,763
(Gain) loss on divestiture and other, net	780	(642)
(Gain) loss on early extinguishment of debt	(91)	289
Other	136	41
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(279,830)	(69,164)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	82,909	39,291
Change in other items, net	14,366	(734)
Net cash provided by operating activities	743,439	713,661
Cash flows from investing activities
Capital expenditures (1)	(191,357)	(139,928)
Contributions to equity investments – related parties	(5,040)	(3,508)
Distributions from equity investments in excess of cumulative earnings – related parties	25,407	21,373
Proceeds from the sale of assets to third parties	1,096	8,003
(Increase) decrease in materials and supplies inventory and other	(1,053)	7,656
Net cash used in investing activities	(170,947)	(106,404)
Cash flows from financing activities
Borrowings, net of debt issuance costs	634,010	100,000
Repayments of debt	(883,548)	(531,085)
Increase (decrease) in outstanding checks	13,038	(29,102)
Distributions to Partnership unitholders (2)	(340,946)	(264,234)
Distributions to Chipeta noncontrolling interest owner	(3,182)	(1,521)
Distributions to noncontrolling interest owner of WES Operating	(8,812)	(5,292)
Net contributions from (distributions to) related parties	784	4,508
Unit repurchases	(79,217)	(16,241)
Other	(9,184)	(3,639)
Net cash provided by (used in) financing activities	(677,057)	(746,606)
Net increase (decrease) in cash and cash equivalents	(104,565)	(139,349)
Cash and cash equivalents at beginning of period	201,999	444,922
Cash and cash equivalents at end of period	$97,434	$305,573
Supplemental disclosures
Interest paid, net of capitalized interest	$181,790	$188,280
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	51,878	27,592
_________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the six months ended June 30, 2021. See Note 6.
(2)See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$655,952	$618,985	$1,287,550	$1,191,260
Service revenues – product based	70,498	27,803	111,365	59,455
Product sales	149,736	72,256	235,325	143,061
Other	233	87	476	329
Total revenues and other (1)	876,419	719,131	1,634,716	1,394,105
Equity income, net – related parties	48,464	58,666	98,071	110,831
Operating expenses
Cost of product	148,556	78,044	221,404	167,013
Operation and maintenance	168,153	153,028	297,129	293,360
General and administrative	47,227	42,848	95,088	87,078
Property and other taxes	22,662	17,967	41,104	32,351
Depreciation and amortization	139,036	137,849	273,618	268,402
Long-lived asset and other impairments	90	12,738	90	27,604
Total operating expenses (2)	525,724	442,474	928,433	875,808
Gain (loss) on divestiture and other, net	(1,150)	1,225	(780)	642
Operating income (loss)	398,009	336,548	803,574	629,770
Interest expense	(80,772)	(95,290)	(166,227)	(193,783)
Gain (loss) on early extinguishment of debt	91	—	91	(289)
Other income (expense), net	(49)	82	54	(1,128)
Income (loss) before income taxes	317,279	241,340	637,492	434,570
Income tax expense (benefit)	1,491	1,465	3,296	2,577
Net income (loss)	315,788	239,875	634,196	431,993
Net income (loss) attributable to noncontrolling interest	2,587	2,264	5,223	3,897
Net income (loss) attributable to Western Midstream Operating, LP	$313,201	$237,611	$628,973	$428,096
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $456.8 million and $885.5 million for the three and six months ended June 30, 2022, respectively, and $415.4 million and $793.7 million for the three and six months ended June 30, 2021, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(10.5) million and $(27.2) million for the three and six months ended June 30, 2022, respectively, and $29.6 million and $69.9 million for the three and six months ended June 30, 2021, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$79,898	$195,598
Accounts receivable, net	716,343	436,513
Other current assets	48,276	44,421
Total current assets	844,517	676,532
Property, plant, and equipment
Cost	13,058,689	12,846,078
Less accumulated depreciation	4,581,122	4,333,171
Net property, plant, and equipment	8,477,567	8,512,907
Goodwill	4,783	4,783
Other intangible assets	728,908	744,742
Equity investments	1,148,487	1,167,187
Other assets (1)	164,985	158,696
Total assets (2)	$11,369,247	$11,264,847
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$519,125	$374,443
Short-term debt	2,613	505,932
Accrued ad valorem taxes	41,268	44,955
Accrued liabilities	179,243	210,693
Total current liabilities	742,249	1,136,023
Long-term liabilities
Long-term debt	6,656,123	6,400,616
Deferred income taxes	14,345	12,425
Asset retirement obligations	303,548	298,275
Other liabilities	354,478	324,842
Total long-term liabilities	7,328,494	7,036,158
Total liabilities (3)	8,070,743	8,172,181
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2022, and December 31, 2021)	3,267,086	3,063,289
Total partners’ capital	3,267,086	3,063,289
Noncontrolling interest	31,418	29,377
Total equity and partners’ capital	3,298,504	3,092,666
Total liabilities, equity, and partners’ capital	$11,369,247	$11,264,847
_________________________________________________________________________________________
(1)Other assets includes $12.2 million and $9.8 million of NGLs line-fill inventory as of June 30, 2022, and December 31, 2021, respectively. Other assets also includes $55.3 million and $56.2 million of materials and supplies inventory as of June 30, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of June 30, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $322.7 million and $180.2 million as of June 30, 2022, and December 31, 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $314.2 million and $318.7 million as of June 30, 2022, and December 31, 2021, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	315,772	2,636	318,408
Distributions to Chipeta noncontrolling interest owner	—	(1,984)	(1,984)
Distributions to WES Operating unitholders	(140,217)	—	(140,217)
Contributions of equity-based compensation from Occidental	1,949	—	1,949
Contributions of equity-based compensation from WES	5,663	—	5,663
Net contributions from (distributions to) related parties	409	—	409
Balance at March 31, 2022	$3,246,865	$30,029	$3,276,894
Net income (loss)	313,201	2,587	315,788
Distributions to Chipeta noncontrolling interest owner	—	(1,198)	(1,198)
Distributions to WES Operating unitholders	(300,248)	—	(300,248)
Contributions of equity-based compensation from Occidental	241	—	241
Contributions of equity-based compensation from WES	6,652	—	6,652
Net contributions from (distributions to) related parties	375	—	375
Balance at June 30, 2022	$3,267,086	$31,418	$3,298,504

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	190,485	1,633	192,118
Distributions to Chipeta noncontrolling interest owner	—	(276)	(276)
Distributions to WES Operating unitholders	(127,470)	—	(127,470)
Contributions of equity-based compensation from Occidental	3,210	—	3,210
Contributions of equity-based compensation from WES	10,826	—	10,826
Net contributions from (distributions to) related parties	1,627	—	1,627
Balance at March 31, 2021	$2,909,877	$30,909	$2,940,786
Net income (loss)	237,611	2,264	239,875
Distributions to Chipeta noncontrolling interest owner	—	(1,245)	(1,245)
Distributions to WES Operating unitholders	(137,030)	—	(137,030)
Contributions of equity-based compensation from Occidental	2,375	—	2,375
Contributions of equity-based compensation from WES	4,613	—	4,613
Net contributions from (distributions to) related parties	2,881	—	2,881
Balance at June 30, 2021	$3,020,327	$31,928	$3,052,255

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$634,196	$431,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	273,618	268,402
Long-lived asset and other impairments	90	27,604
Non-cash equity-based compensation expense	14,505	21,024
Deferred income taxes	1,920	1,273
Accretion and amortization of long-term obligations, net	3,586	4,002
Equity income, net – related parties	(98,071)	(110,831)
Distributions from equity-investment earnings – related parties	96,404	110,763
(Gain) loss on divestiture and other, net	780	(642)
(Gain) loss on early extinguishment of debt	(91)	289
Other	136	41
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(279,830)	(111,567)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	74,551	73,215
Change in other items, net	14,889	(1,591)
Net cash provided by operating activities	736,683	713,975
Cash flows from investing activities
Capital expenditures (1)	(191,357)	(139,928)
Contributions to equity investments – related parties	(5,040)	(3,508)
Distributions from equity investments in excess of cumulative earnings – related parties	25,407	21,373
Proceeds from the sale of assets to third parties	1,096	8,003
(Increase) decrease in materials and supplies inventory and other	(1,053)	7,656
Net cash used in investing activities	(170,947)	(106,404)
Cash flows from financing activities
Borrowings, net of debt issuance costs	634,010	100,000
Repayments of debt	(883,548)	(531,085)
Increase (decrease) in outstanding checks	13,142	(29,110)
Distributions to WES Operating unitholders (2)	(440,465)	(264,500)
Distributions to Chipeta noncontrolling interest owner	(3,182)	(1,521)
Net contributions from (distributions to) related parties	784	4,508
Other	(2,177)	(3,639)
Net cash provided by (used in) financing activities	(681,436)	(725,347)
Net increase (decrease) in cash and cash equivalents	(115,700)	(117,776)
Cash and cash equivalents at beginning of period	195,598	418,537
Cash and cash equivalents at end of period	$79,898	$300,761
Supplemental disclosures
Interest paid, net of capitalized interest	$181,790	$188,280
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	51,878	27,592
________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the six months ended June 30, 2021. See Note 6.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of June 30, 2022, the Partnership’s assets and investments consisted of the following:

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of June 30, 2022 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the six months ended June 30, 2022, the Partnership issued 568,984 common units under its long-term incentive plans. Compensation expense was $6.8 million and $12.6 million for the three and six months ended June 30, 2022, respectively, and $4.7 million and $8.3 million for the three and six months ended June 30, 2021, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Revenue from customers
Service revenues – fee based	$655,952	$572,607	$1,287,550	$1,102,020
Service revenues – product based	70,498	27,803	111,365	59,455
Product sales	149,736	72,256	235,325	143,061
Total revenue from customers	876,186	672,666	1,634,240	1,304,536
Revenue from other than customers
Lease revenue (1)	—	46,378	—	89,240
Other	233	87	476	329
Total revenues and other	$876,419	$719,131	$1,634,716	$1,394,105
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 6.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $705.3 million and $424.6 million as of June 30, 2022, and December 31, 2021, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2021	$22,557
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(336)
Additional estimated revenues recognized (2)	12,444
Contract assets balance at June 30, 2022	$34,665

Contract assets at June 30, 2022
Other current assets	$16,512
Other assets	18,153
Total contract assets from contracts with customers	$34,665
_________________________________________________________________________________________
(1)Includes $(0.1) million for the three months ended June 30, 2022.
(2)Includes $5.9 million for the three months ended June 30, 2022.

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

thousands
Contract liabilities balance at December 31, 2021	$313,146
Cash received or receivable, excluding revenues recognized during the period (1)	28,036
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(13,932)
Contract liabilities balance at June 30, 2022	$327,250

Contract liabilities at June 30, 2022
Accrued liabilities	$9,142
Other liabilities	318,108
Total contract liabilities from contracts with customers	$327,250
_________________________________________________________________________________________
(1)Includes $19.8 million for the three months ended June 30, 2022.
(2)Includes $(2.7) million for the three months ended June 30, 2022.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2022	$550,444
2023	1,046,368
2024	1,020,299
2025	936,523
2026	808,712
Thereafter	2,176,400
Total	$6,538,746

3. ACQUISITIONS AND DIVESTITURES

Bison facility. In October 2020, the Partnership entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party. During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and the sale closed. The Partnership received total proceeds of $8.0 million, $7.0 million in the fourth quarter of 2020 and $1.0 million when the sale closed in the second quarter of 2021, resulting in a net gain on sale of $5.4 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2021
March 31	$0.31500	$132,969	May 14, 2021	April 30, 2021
June 30	0.31900	134,662	August 13, 2021	July 30, 2021
September 30	0.32300	134,862	November 12, 2021	November 1, 2021
December 31	0.32700	134,749	February 14, 2022	January 31, 2022
2022
March 31	$0.50000	$206,197	May 13, 2022	May 2, 2022
June 30	0.50000	197,744	August 12, 2022	August 1, 2022

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022

In addition to the distributions above, during the three months ended June 30, 2022, WES Operating made distributions of $86.7 million to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2022, Occidental held 200,281,578 common units, representing a 48.9% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.2% general partner interest in the Partnership. The public held 199,966,763 common units, representing a 48.9% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.

Partnership equity repurchases. In February 2022, the Board authorized the Partnership to buy back up to $1.0 billion of the Partnership’s common units through December 31, 2024 (the “$1.0 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2022, the Partnership repurchased 3,314,562 common units on the open market for an aggregate purchase price of $79.2 million. From July 1, 2022, through July 29, 2022, the Partnership repurchased 13,800,805 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $346.1 million. The units were canceled immediately upon receipt. As of July 29, 2022, Occidental held 190,281,578 common units and the public held 196,168,502 common units, representing a 48.1% and 49.6% limited partner interest in the Partnership, respectively. General partner units remained at 9,060,641, representing a 2.3% general partner interest in the Partnership. Inclusive of the unit repurchases through July 29, 2022, the Partnership had an authorized amount of $574.6 million remaining under the $1.0 billion Purchase Program.
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

Holdings of WES Operating equity. As of June 30, 2022, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2022	2021	2022	2021
Net income (loss)
Limited partners’ interest in net income (loss)	$299,550	$226,295	$601,484	$408,093
Weighted-average common units outstanding
Basic	403,027	413,070	403,140	413,087
Dilutive effect of non-vested phantom units	1,135	650	1,140	470
Diluted	404,162	413,720	404,280	413,557
Excluded due to anti-dilutive effect	618	240	731	333
Net income (loss) per common unit
Basic	$0.74	$0.55	$1.49	$0.99
Diluted	$0.74	$0.55	$1.49	$0.99

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$428,631	$402,684	$843,530	$770,159
Service revenues – product based	21,808	3,658	24,051	8,163
Product sales	6,342	9,101	17,909	15,372
Total revenues and other	456,781	415,443	885,490	793,694
Equity income, net – related parties (1)	48,464	58,666	98,071	110,831
Operating expenses
Cost of product (2)	(12,148)	18,937	(31,691)	36,584
Operation and maintenance	702	2,915	643	21,037
General and administrative (3)	233	7,102	2,208	11,195
Total operating expenses	(11,213)	28,954	(28,840)	68,816
_________________________________________________________________________________________
(1)See Note 7.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
thousands	June 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$322,715	$180,205
Other current assets	14,591	12,490
Equity investments (1)	1,148,487	1,167,187
Other assets	45,921	45,494
Total assets	1,531,714	1,405,376
Liabilities
Accounts and imbalance payables	47,175	49,242
Accrued liabilities	4,136	13,914
Other liabilities	237,008	207,365
Total liabilities	288,319	270,521
_________________________________________________________________________________________
(1)See Note 7.

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2022	2021
Distributions from equity-investment earnings – related parties	$96,404	$110,763
Capital expenditures	—	(2,000)
Contributions to equity investments – related parties	(5,040)	(3,508)
Distributions from equity investments in excess of cumulative earnings – related parties	25,407	21,373
Distributions to Partnership unitholders (1)	(165,633)	(130,518)
Distributions to WES Operating unitholders (2)	(8,812)	(5,292)
Net contributions from (distributions to) related parties	784	4,508
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
General and administrative (1)	$919	$7,699	$3,867	$12,286
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

Consolidated balance sheets
thousands	June 30, 2022	December 31, 2021
Other current assets	$14,475	$12,490
Other assets	45,235	45,494
Accounts and imbalance payables (1)	73,392	97,749
Accrued liabilities	3,819	13,597
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2022	2021
Distributions to WES Operating unitholders (1)	$(440,465)	$(264,500)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35% and 36% for the three and six months ended June 30, 2022, respectively, and 36% and 35% for the three and six months ended June 30, 2021, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% and 89% for the three and six months ended June 30, 2022, respectively, and 90% and 89% for the three and six months ended June 30, 2021, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 81% and 82% for the three and six months ended June 30, 2022, respectively, and 86% for the three and six months ended June 30, 2021.

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

Operating leases. As a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party commercial agreement below), these agreements are now classified as operating leases and a $30.0 million right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset is being amortized to Operation and maintenance expense over the remaining term of the agreements.
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provided operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts included (i) fixed consideration, which was measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consisted of all volumes above the minimum-volume commitment. In April 2021, the Partnership exercised its option to terminate the operating and maintenance agreement with Occidental effective December 31, 2021. For the three and six months ended June 30, 2021, the Partnership recognized fixed-lease revenue of $44.0 million and $87.9 million, respectively, and variable-lease revenue of $2.4 million and $1.3 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $0.2 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $2.4 million and $5.6 million for the three and six months ended June 30, 2021, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the six months ended June 30, 2022:

thousands	Balance at December 31, 2021	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at June 30, 2022
White Cliffs	$40,753	$438	$—	$(147)	$(1,773)	$39,271
Rendezvous	22,075	(1,304)	—	(326)	(1,063)	19,382
Mont Belvieu JV	96,728	14,500	—	(14,605)	(3,288)	93,335
TEG	16,116	3,111	—	(3,004)	—	16,223
TEP	188,925	21,552	—	(21,678)	(1,457)	187,342
FRP	196,632	21,318	—	(21,584)	(2,195)	194,171
Whitethorn LLC	149,690	63	255	2,950	(1,565)	151,393
Cactus II	171,294	7,265	—	(7,349)	(6,563)	164,647
Saddlehorn	110,441	11,169	—	(10,934)	(815)	109,861
Panola	20,044	1,052	—	(1,052)	(864)	19,180
Mi Vida	51,763	7,156	—	(7,209)	(3,104)	48,606
Ranch Westex	979	4,688	—	(4,688)	(2,083)	(1,104)
Red Bluff Express	101,747	7,063	4,785	(6,778)	(637)	106,180
Total	$1,167,187	$98,071	$5,040	$(96,404)	$(25,407)	$1,148,487
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

During the six months ended June 30, 2021, the Partnership recognized an impairment loss on its investment in Ranch Westex of $11.6 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $2.9 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2022	December 31, 2021
Land	N/A	$10,955	$10,955
Gathering systems – pipelines	30 years	5,452,285	5,386,003
Gathering systems – compressors	15 years	2,241,600	2,172,953
Processing complexes and treating facilities	25 years	3,386,213	3,375,317
Transportation pipeline and equipment	6 to 45 years	169,365	169,356
Produced-water disposal systems	20 years	890,723	882,527
Assets under construction	N/A	137,600	98,473
Other	3 to 40 years	769,948	750,494
Total property, plant, and equipment		13,058,689	12,846,078
Less accumulated depreciation		4,581,122	4,333,171
Net property, plant, and equipment		$8,477,567	$8,512,907

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Trade receivables, net	$710,315	$431,649	$710,315	$431,649
Other receivables, net	6,028	4,864	6,028	4,864
Total accounts receivable, net	$716,343	$436,513	$716,343	$436,513

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
NGLs inventory	$1,514	$3,370	$1,514	$3,370
Imbalance receivables	25,894	25,309	25,894	25,309
Prepaid insurance	1,550	10,369	276	8,538
Contract assets	16,512	5,307	16,512	5,307
Other	4,196	1,897	4,080	1,897
Total other current assets	$49,666	$46,252	$48,276	$44,421

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Accrued interest expense	$112,028	$131,177	$112,028	$131,177
Short-term asset retirement obligations	9,541	9,934	9,541	9,934
Short-term remediation and reclamation obligations	7,147	7,454	7,147	7,454
Income taxes payable	2,892	1,516	2,892	1,516
Contract liabilities	9,142	27,763	9,142	27,763
Accrued payroll and benefits	34,072	41,311	—	20
Other	42,995	44,094	38,493	32,829
Total accrued liabilities	$217,817	$263,249	$179,243	$210,693

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2022			December 31, 2021
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$—	$—	$—	$502,246	$502,138	$505,153
Finance lease liabilities	2,613	2,613	2,613	3,794	3,794	3,794
Total short-term debt	$2,613	$2,613	$2,613	$506,040	$505,932	$508,947

Long-term debt
Floating-Rate Senior Notes due 2023	$213,138	$212,879	$212,387	$213,138	$212,642	$213,072
3.100% Senior Notes due 2025	730,706	727,322	679,964	732,106	728,096	764,815
3.950% Senior Notes due 2025	399,163	396,372	377,181	399,163	395,928	418,506
4.650% Senior Notes due 2026	474,242	471,892	446,852	474,242	471,629	516,473
4.500% Senior Notes due 2028	400,000	396,418	362,556	400,000	396,145	437,673
4.750% Senior Notes due 2028	400,000	397,137	366,112	400,000	396,938	444,550
4.050% Senior Notes due 2030	1,200,000	1,190,835	1,043,296	1,200,000	1,190,339	1,323,595
5.450% Senior Notes due 2044	600,000	593,806	499,525	600,000	593,733	717,804
5.300% Senior Notes due 2048	700,000	687,378	566,236	700,000	687,265	844,223
5.500% Senior Notes due 2048	350,000	342,720	288,601	350,000	342,659	418,907
5.250% Senior Notes due 2050	1,000,000	983,824	809,805	1,000,000	983,709	1,183,514
RCF	255,000	255,000	255,000	—	—	—
Finance lease liabilities	540	540	540	1,533	1,533	1,533
Total long-term debt	$6,722,789	$6,656,123	$5,908,055	$6,470,182	$6,400,616	$7,284,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the six months ended June 30, 2022:

thousands	Carrying Value
Balance at December 31, 2021	$6,906,548
RCF borrowings	635,000
Repayments of RCF borrowings	(380,000)
Repayment of 4.000% Senior Notes due 2022	(502,246)
Repayment of 3.100% Senior Notes due 2025	(1,400)
Finance lease liabilities	(2,172)
Other	3,006
Balance at June 30, 2022	$6,658,736

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at June 30, 2022, and were 4.542%, 5.424%, and 6.629%, respectively, at June 30, 2021. The interest rate on the Floating-Rate Senior Notes was 2.12% and 2.29% at June 30, 2022 and 2021, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases. During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture.
As of June 30, 2022, the Floating-Rate Senior Notes were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt. At June 30, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. In June 2022, WES Operating entered into an amendment to its $2.0 billion senior unsecured revolving credit facility (“RCF”), which is expandable to a maximum of $2.5 billion, to, among other things, (i) extend the maturity date applicable to the loans and commitments of certain lenders totaling $1.6 billion to February 2026, (ii) provide for the ability of WES Operating to extend the maturity date by one year on up to two additional occasions, (iii) provide that loans under the RCF with a fixed interest rate for a specified period bear interest based on the Secured Overnight Financing Rate (“SOFR”) instead of the London Interbank Offered Rate (“LIBOR”), and (iv) include an additional level of pricing if WES Operating’s senior unsecured debt rating is less than or equal to BB/Ba2/BB (Standard and Poor’s / Moody’s Investors Service / Fitch Ratings). The non-extending lender’s commitments mature in February 2025 and represent $400.0 million out of $2.0 billion of total commitments from all lenders.
As of June 30, 2022, there were $255.0 million of outstanding borrowings and $5.2 million of outstanding letters of credit, resulting in $1.7 billion of available borrowing capacity under the RCF. As of June 30, 2022 and 2021, the interest rate on any outstanding RCF borrowings was 3.12% and 1.60%, respectively. The facility-fee rate was 0.25% at June 30, 2022 and 2021. At June 30, 2022, WES Operating was in compliance with all covenants under the RCF.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Long-term and short-term debt	$(78,577)	$(92,487)	$(162,005)	$(188,209)
Finance lease liabilities	(31)	(292)	(73)	(590)
Commitment fees and amortization of debt-related costs	(3,068)	(3,179)	(6,100)	(6,517)
Capitalized interest	904	668	1,951	1,533
Interest expense	$(80,772)	$(95,290)	$(166,227)	$(193,783)

11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2022 and December 31, 2021, the consolidated balance sheets included $9.0 million and $10.1 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of June 30, 2022 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•commodity-price risks inherent in percent-of-proceeds, percent-of-product, keep-whole, and fixed-recovery processing contracts;

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of June 30, 2022, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	24	3	—	5
NGLs pipelines	2	—	—	5
Natural-gas pipelines	5	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2022, included the following:

•WES Operating redeemed the $502.2 million total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value.

•We repurchased 3,314,562 common units on the open market for an aggregate purchase price of $79.2 million.

•Our second-quarter 2022 per-unit distribution is unchanged from the first-quarter 2022 per-unit distribution of $0.50000.

•Natural-gas throughput attributable to WES totaled 4,270 MMcf/d and 4,165 MMcf/d for the three and six months ended June 30, 2022, respectively, representing a 5% increase compared to the three months ended March 31, 2022, and no change compared to the six months ended June 30, 2021, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 666 MBbls/d and 670 MBbls/d for the three and six months ended June 30, 2022, respectively, representing a 1% decrease and a 4% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively.

•Produced-water throughput attributable to WES totaled 864 MBbls/d and 808 MBbls/d for the three and six months ended June 30, 2022, respectively, representing a 15% increase and a 26% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively.

•Gross margin was $588.8 million and $1,139.7 million for the three and six months ended June 30, 2022, respectively, representing a 7% increase and a 19% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively. See Key Performance Metrics within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.36 per Mcf and $1.35 per Mcf for the three and six months ended June 30, 2022, respectively, representing a 1% increase and a 13% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.57 per Bbl and $2.50 per Bbl for the three and six months ended June 30, 2022, respectively, representing a 5% increase and a 3% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.90 per Bbl and $0.95 per Bbl for the three and six months ended June 30, 2022, respectively, representing a 10% decrease and a 3% increase compared to the three months ended March 31, 2022, and six months ended June 30, 2021, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,493	1,326	13%	1,410	1,189	19%
DJ Basin	1,336	1,321	1%	1,329	1,379	(4)%
Equity investments	516	479	8%	498	448	11%
Other	1,082	1,084	—%	1,082	1,296	(17)%
Total throughput for natural-gas assets	4,427	4,210	5%	4,319	4,312	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	198	192	3%	195	173	13%
DJ Basin	83	88	(6)%	85	90	(6)%
Equity investments	360	374	(4)%	367	361	2%
Other	39	35	11%	37	34	9%
Total throughput for crude-oil and NGLs assets	680	689	(1)%	684	658	4%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	882	766	15%	824	655	26%
Total throughput for produced-water assets	882	766	15%	824	655	26%

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices during 2021 ranged from a low of $47.62 per barrel in January 2021 to a high of $84.65 per barrel in October 2021, and prices during the six months ended June 30, 2022, ranged from a low of $76.08 per barrel in January 2022 to a high of $123.70 per barrel in March 2022. The extent and duration of the recent commodity-price volatility cannot be predicted.
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

Impact of inflation and supply-chain disruptions. Although inflation in the United States has been relatively low in recent years, the U.S. economy currently is experiencing significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued increases in inflation will raise our costs for labor, materials, fuel, and services, which will increase our operating costs and capital expenditures materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, short- and long-term interest rates increased during 2021 and have continued to increase during 2022. Any future increases in interest rates likely will result in an increase in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

ACQUISITIONS AND DIVESTITURES

Bison facility. In October 2020, we entered into an option agreement to sell the Bison treating facility, located in Northeast Wyoming, to a third party. During the second quarter of 2021, the third party exercised its option to purchase the Bison treating facility and the sale closed. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Total revenues and other (1)	$876,419	$758,297	$1,634,716	$1,394,105
Equity income, net – related parties	48,464	49,607	98,071	110,831
Total operating expenses (1)	526,345	403,450	929,795	878,294
Gain (loss) on divestiture and other, net	(1,150)	370	(780)	642
Operating income (loss)	397,388	404,824	802,212	627,284
Interest expense	(80,772)	(85,455)	(166,227)	(193,783)
Gain (loss) on early extinguishment of debt	91	—	91	(289)
Other income (expense), net	(45)	106	61	(1,123)
Income (loss) before income taxes	316,662	319,475	636,137	432,089
Income tax expense (benefit)	1,491	1,805	3,296	2,577
Net income (loss)	315,171	317,670	632,841	429,512
Net income (loss) attributable to noncontrolling interests	8,854	8,953	17,807	12,462
Net income (loss) attributable to Western Midstream Partners, LP (2)	$306,317	$308,717	$615,034	$417,050
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2022” refer to the comparison of the three months ended June 30, 2022, to the three months ended March 31, 2022; and any increases or decreases “for the six months ended June 30, 2022” refer to the comparison of the six months ended June 30, 2022, to the six months ended June 30, 2021.

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	410	406	1%	408	527	(23)%
Processing	3,501	3,325	5%	3,413	3,337	2%
Equity investments (1)	516	479	8%	498	448	11%
Total throughput	4,427	4,210	5%	4,319	4,312	—%
Throughput attributable to noncontrolling interests (2)	157	152	3%	154	155	(1)%
Total throughput attributable to WES for natural-gas assets	4,270	4,058	5%	4,165	4,157	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	320	315	2%	317	297	7%
Equity investments (3)	360	374	(4)%	367	361	2%
Total throughput	680	689	(1)%	684	658	4%
Throughput attributable to noncontrolling interests (2)	14	14	—%	14	13	8%
Total throughput attributable to WES for crude-oil and NGLs assets	666	675	(1)%	670	645	4%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	882	766	15%	824	655	26%
Throughput attributable to noncontrolling interests (2)	18	15	20%	16	13	23%
Total throughput attributable to WES for produced-water assets	864	751	15%	808	642	26%
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

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 119 MMcf/d for the six months ended June 30, 2022, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021, and (ii) production declines in areas around the Marcellus Interest and Springfield gas-gathering systems.
Processing throughput increased by 176 MMcf/d for the three months ended June 30, 2022, primarily due to (i) higher volumes at the West Texas complex due to increased production in the area and the impacts of inclement weather in the first quarter of 2022 and (ii) higher volumes at the DJ Basin complex due to a third-party contract amendment effective in March 2022.
Processing throughput increased by 76 MMcf/d for the six months ended June 30, 2022, primarily due to higher volumes at the West Texas complex due to increased production in the area and the impact of winter storm Uri during the first quarter of 2021. This increase was offset partially by lower volumes at the DJ Basin, Granger, and Brasada complexes due to production declines in the areas.

Equity-investment throughput increased by 37 MMcf/d for the three months ended June 30, 2022, primarily due to increased volumes on Red Bluff Express, partially offset by decreased volumes at the Ranch Westex plant.
Equity-investment throughput increased by 50 MMcf/d for the six months ended June 30, 2022, primarily due to increased volumes on Red Bluff Express and at the Mi Vida plant resulting from the impact of winter storm Uri during the first quarter of 2021. These increases were offset partially by (i) decreased volumes at the Ranch Westex plant and (ii) decreased volumes at the Rendezvous system due to production declines in the area.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 20 MBbls/d for the six months ended June 30, 2022, primarily due to higher volumes at the DBM oil system resulting from increased production in the area and the impact of winter storm Uri during the first quarter of 2021.
Equity-investment throughput decreased by 14 MBbls/d for the three months ended June 30, 2022, primarily due to decreased volumes on the Whitethorn and Cactus II pipelines, partially offset by increased volumes on FRP.
Equity-investment throughput increased by 6 MBbls/d for the six months ended June 30, 2022, primarily due to increased volumes on FRP resulting from increased pipeline commitments, partially offset by decreased volumes on the Whitethorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 116 MBbls/d for the three months ended June 30, 2022, due to (i) new third-party connections brought online at the end of the first quarter and during the second quarter of 2022, (ii) higher production, and (iii) the impacts of inclement weather in the first quarter of 2022.
Gathering and disposal throughput increased by 169 MBbls/d for the six months ended June 30, 2022, due to (i) higher production, (ii) new third-party connections brought online during the fourth quarter of 2021 and in 2022, and (iii) the impact of winter storm Uri during the first quarter of 2021.

Service Revenues

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Service revenues – fee based	$655,952	$631,598	4%	$1,287,550	$1,191,260	8%
Service revenues – product based	70,498	40,867	73%	111,365	59,455	87%
Total service revenues	$726,450	$672,465	8%	$1,398,915	$1,250,715	12%

Service revenues – fee based

Service revenues – fee based increased by $24.4 million for the three months ended June 30, 2022, primarily due to increases of (i) $19.7 million and $3.2 million at the West Texas complex and DBM oil system, respectively, attributable to increased throughput and (ii) $3.0 million at the DBM water systems due to increased throughput, partially offset by a decrease in deficiency fees.
Service revenues – fee based increased by $96.3 million for the six months ended June 30, 2022, primarily due to increases of (i) $46.9 million at the West Texas complex due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2022, and (ii) $30.4 million and $29.8 million at the DBM oil and DBM water systems, respectively, due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021, and increased deficiency fees. These increases were offset partially by a decrease of $11.1 million at the DJ Basin complex due to decreased throughput, partially offset by increased deficiency fees.

Service revenues – product based

Service revenues – product based increased by $29.6 million for the three months ended June 30, 2022, primarily due to increases of (i) $19.1 million at the West Texas complex due to increased prices, change in contract mix, and increased electricity-related rates billed to customers, and (ii) $10.2 million at the DJ Basin complex due to change in contract mix.
Service revenues – product based increased by $51.9 million for the six months ended June 30, 2022, primarily due to increases of (i) $21.2 million and $19.4 million at the West Texas and DJ Basin complexes, respectively, attributable to increased prices and changes in contract mix during the second quarter of 2022, and (ii) $3.4 million at the Chipeta complex, $2.8 million at the DBM water systems, $2.6 million at the MGR assets, and $2.3 million at the Granger complex due to increased prices.

Product Sales

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Natural-gas sales	$47,292	$19,071	148%	$66,363	$35,614	86%
NGLs sales	102,444	66,518	54%	168,962	107,447	57%
Total Product sales	$149,736	$85,589	75%	$235,325	$143,061	64%
Per-unit gross average sales price:
Natural gas (per Mcf)	$7.02	$4.38	60%	$5.76	$4.26	35%
NGLs (per Bbl)	46.57	46.48	—%	46.53	27.73	68%

Natural-gas sales

Natural-gas sales increased by $28.2 million for the three months ended June 30, 2022, primarily due to increases of $25.8 million and $4.1 million at the West Texas complex and MGR assets, respectively, attributable to increased average prices and volumes sold.
Natural-gas sales increased by $30.7 million for the six months ended June 30, 2022, primarily due to an increase of $36.6 million at the West Texas complex attributable to increased average prices and volumes sold. This increase was partially offset by a decrease of $6.5 million at the DJ Basin complex due to decreased volumes sold, partially offset by an increase in average prices.

NGLs sales

NGLs sales increased by $35.9 million for the three months ended June 30, 2022, primarily due to an increase of $40.7 million at the West Texas complex due to increased average prices and volumes sold.
NGLs sales increased by $61.5 million for the six months ended June 30, 2022, primarily due to increases of (i) $31.7 million at the West Texas complex, $13.3 million at the Chipeta complex, $2.8 million at the DBM water systems, and $2.8 million at the MGR assets attributable to increased average prices and volumes sold, and (ii) $4.4 million and $3.2 million at the Granger and DJ Basin complexes, respectively, due to an increase in average prices, partially offset by a decrease in volumes sold.

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Equity income, net – related parties	$48,464	$49,607	(2)%	$98,071	$110,831	(12)%

Equity income, net – related parties decreased by $12.8 million for the six months ended June 30, 2022, primarily due to (i) decreases of $6.7 million and $6.0 million at Saddlehorn and Cactus II, respectively, and (ii) $4.5 million at Whitethorn LLC due to decreases in revenues and volumes. These decreases were offset partially by an increase of $8.7 million at Mi Vida, FRP, and TEP due to higher volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Residue purchases	$65,168	$34,992	86%	$100,160	$77,682	29%
NGLs purchases	102,650	70,404	46%	173,054	73,219	136%
Other	(19,262)	(32,548)	(41)%	(51,810)	16,112	NM
Cost of product	148,556	72,848	104%	221,404	167,013	33%
Operation and maintenance	168,153	128,976	30%	297,129	293,360	1%
Total Cost of product and Operation and maintenance expenses	$316,709	$201,824	57%	$518,533	$460,373	13%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases increased by $30.2 million for the three months ended June 30, 2022, primarily due to increases of (i) $25.6 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as a change in contract mix, and (ii) $2.6 million at the MGR assets attributable to increased volumes purchased and average prices.
Residue purchases increased by $22.5 million for the six months ended June 30, 2022, primarily due to increases of (i) $17.1 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as a change in contract mix during the second quarter of 2022, and (ii) $5.8 million at the DJ Basin complex attributable to increased volumes purchased and average prices.

NGLs purchases

NGLs purchases increased by $32.2 million for the three months ended June 30, 2022, primarily due to increases of (i) $23.1 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as a change in contract mix, and (ii) $10.1 million at the DJ Basin complex due to a change in contract mix.
NGLs purchases increased by $99.8 million for the six months ended June 30, 2022, primarily due to increases of (i) $52.9 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as a change in contract mix during the second quarter of 2022, and (ii) $34.3 million at the DJ Basin complex attributable to increased average prices and a change in contract mix during the second quarter of 2022, and (iii) $5.7 million at the Chipeta complex attributable to increased average prices.

Other items

Other items increased by $13.3 million for the three months ended June 30, 2022, primarily due to an increase of $20.8 million at the West Texas complex attributable to changes in imbalance positions, partially offset by a decrease of $7.9 million at the DJ Basin complex attributable to changes in imbalance positions.
Other items decreased by $67.9 million for the six months ended June 30, 2022, primarily due to decreases of $40.8 million and $31.6 million at the West Texas and DJ Basin complexes, respectively, attributable to changes in imbalance positions. The decreases were offset partially by an increase of $3.8 million at the MGR assets attributable to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $39.2 million for the three months ended June 30, 2022, primarily due to increases of (i) $13.4 million attributable to higher utility expense, (ii) $8.4 million due to higher maintenance and repair expense, (iii) $5.8 million in regulatory and environmental expense, and (iv) $3.8 million in contract labor and consulting expense.

Operation and maintenance expense increased by $3.8 million for the six months ended June 30, 2022, primarily due to increases of (i) $8.0 million due to an increase in chemicals and treating services, (ii) $6.1 million attributable to land related costs, and (iii) $4.1 million due to higher maintenance and repair expense. These increases were offset partially by decreases of (i) $9.1 million attributable to lower contract labor and consulting expense, (ii) $7.6 million attributable to lower utilities expense, and (iii) $5.0 million attributable to lower field area costs.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
General and administrative	$47,848	$48,602	(2)%	$96,450	$89,564	8%
Property and other taxes	22,662	18,442	23%	41,104	32,351	27%
Depreciation and amortization	139,036	134,582	3%	273,618	268,402	2%
Long-lived asset and other impairments	90	—	100%	90	27,604	(100)%
Total other operating expenses	$209,636	$201,626	4%	$411,262	$417,921	(2)%

General and administrative expenses

General and administrative expenses increased by $6.9 million for the six months ended June 30, 2022, primarily due to an increase of $7.9 million in personnel costs, including increased bonus-related expenses and other miscellaneous employee expenses.

Property and other taxes

Property and other taxes increased by $4.2 million for the three months ended June 30, 2022, primarily due to expected valuation increases at the DJ Basin complex.
Property and other taxes increased by $8.8 million for the six months ended June 30, 2022, primarily due to ad valorem tax increases and expected valuation increases at the DJ Basin complex.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.5 million for the three months ended June 30, 2022, primarily due to increases of $2.3 million and $1.9 million at the Hilight system and MGR assets.
Depreciation and amortization expense increased by $5.2 million for the six months ended June 30, 2022, primarily due to (i) an increase of $3.3 million at a transportation asset in Southwest Wyoming primarily as a result of a change in estimate for asset retirement obligations and (ii) an increase of $2.3 million resulting from capital projects being placed into service. These increases were offset partially by a net decrease in depreciation of $2.2 million at the Hilight system and MGR assets.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the six months ended June 30, 2021, was primarily due to (i) an $11.6 million other-than-temporary impairment of our investment in Ranch Westex and (ii) $14.0 million of impairments at the DJ Basin complex due to cancellation of projects.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Long-term and short-term debt	$(78,577)	$(83,428)	(6)%	$(162,005)	$(188,209)	(14)%
Finance lease liabilities	(31)	(42)	(26)%	(73)	(590)	(88)%
Commitment fees and amortization of debt-related costs	(3,068)	(3,032)	1%	(6,100)	(6,517)	(6)%
Capitalized interest	904	1,047	(14)%	1,951	1,533	27%
Interest expense	$(80,772)	$(85,455)	(5)%	$(166,227)	$(193,783)	(14)%

Interest expense

Interest expense decreased by $4.7 million for the three months ended June 30, 2022, primarily due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 during the second quarter of 2022.
Interest expense decreased by $27.6 million for the six months ended June 30, 2022, primarily due to decreases of (i) $10.7 million primarily due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 and 5.375% Senior Notes due 2021 during the second quarter of 2022 and first quarter of 2021, respectively, (ii) $8.1 million due to credit-rating related interest rate changes and a lower outstanding balance on the 3.100% Senior Notes due 2025, (iii) $6.4 million due to credit-rating related interest rate changes on the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050, and (iv) $2.1 million due to a lower outstanding balance on the 3.950% Senior Notes due 2025, a portion of which was repaid during the third quarter of 2021.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Income (loss) before income taxes	$316,662	$319,475	(1)%	$636,137	$432,089	47%
Income tax expense (benefit)	1,491	1,805	(17)%	3,296	2,577	28%
Effective tax rate	—%	1%		1%	1%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For all periods presented, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2022	March 31, 2022	Inc/ (Dec)	June 30, 2022	June 30, 2021	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$528,983	$488,909	8%	$1,017,892	$901,798	13%
Adjusted gross margin for crude-oil and NGLs assets	155,686	148,247	5%	303,933	283,462	7%
Adjusted gross margin for produced-water assets	71,002	67,594	5%	138,596	106,600	30%
Adjusted gross margin	755,671	704,750	7%	1,460,421	1,291,860	13%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.36	1.34	1%	1.35	1.20	13%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.57	2.44	5%	2.50	2.43	3%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.90	1.00	(10)%	0.95	0.92	3%
Adjusted EBITDA	548,318	539,050	2%	1,087,368	934,236	16%
Free cash flow	372,107	200,342	86%	572,449	591,598	(3)%
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
Adjusted gross margin increased by $50.9 million for the three months ended June 30, 2022, primarily due to (i) strong plant performance and contract mix leading to increased product recoveries, coupled with high commodity prices and increased throughput at the West Texas complex, (ii) increased throughput at the DJ Basin complex and DBM oil system, (iii) increased distributions from equity investments, and (iv) increased throughput, partially offset by a decrease in deficiency fees, at the DBM water systems.
Adjusted gross margin increased by $168.6 million for the six months ended June 30, 2022, primarily due to (i) strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2022, and (ii) increased throughput and deficiency fees at the DBM water systems and DBM oil system. These increases were offset partially by a decrease in distributions from Whitethorn LLC.

Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.02 for the three months ended June 30, 2022, primarily due to strong plant performance and contract mix leading to increased product recoveries, coupled with high commodity prices and increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.15 for the six months ended June 30, 2022, primarily due to strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.13 for the three months ended June 30, 2022, primarily due to (i) decreased throughput and increased distributions from the Whitethorn and Cactus II pipelines and (ii) increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These increases were offset partially by (i) increased throughput on FRP, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) a decrease in distributions from Mont Belvieu JV.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.07 for the six months ended June 30, 2022, primarily due to increased throughput and increased deficiency fees at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. This increase was offset partially by (i) increased throughput on FRP, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) a decrease in distributions from Saddlehorn.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.10 for the three months ended June 30, 2022, primarily due to a decrease in deficiency fees and contract mix.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.03 for the six months ended June 30, 2022, primarily due to deficiency fees recorded in 2022.

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

Adjusted EBITDA increased by $9.3 million for the three months ended June 30, 2022, primarily due to a $118.1 million increase in total revenues and other and a $10.2 million increase in distributions from equity investments. These amounts were offset partially by (i) a $75.6 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $39.2 million increase in operation and maintenance expenses, and (iii) a $4.2 million increase in property taxes.
Adjusted EBITDA increased by $153.1 million for the six months ended June 30, 2022, primarily due to a $240.6 million increase in total revenues and other. This amount was offset partially by (i) a $54.3 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $10.3 million decrease in distributions from equity investments, (iii) an $8.8 million increase in property taxes, and (iv) a $6.0 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Free cash flow increased by $171.8 million for the three months ended June 30, 2022, primarily due to (i) an increase of $190.5 million in net cash provided by operating activities related to working capital fluctuations and timing, and (ii) a $5.6 million increase in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by an increase of $23.4 million in capital expenditures.
Free cash flow decreased by $19.1 million for the six months ended June 30, 2022, primarily due to an increase of $51.4 million in capital expenditures, partially offset by (i) an increase of $29.8 million in net cash provided by operating activities and (ii) a $4.0 million increase in distributions from equity investments in excess of cumulative earnings.
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$876,419	$758,297	$1,634,716	$1,394,105
Less:
Cost of product	148,556	72,848	221,404	167,013
Depreciation and amortization	139,036	134,582	273,618	268,402
Gross margin	588,827	550,867	1,139,694	958,690
Add:
Distributions from equity investments	66,016	55,795	121,811	132,136
Depreciation and amortization	139,036	134,582	273,618	268,402
Less:
Reimbursed electricity-related charges recorded as revenues	19,042	18,404	37,446	34,897
Adjusted gross margin attributable to noncontrolling interests (1)	19,166	18,090	37,256	32,471
Adjusted gross margin	$755,671	$704,750	$1,460,421	$1,291,860
Adjusted gross margin for natural-gas assets	$528,983	$488,909	$1,017,892	$901,798
Adjusted gross margin for crude-oil and NGLs assets	155,686	148,247	303,933	283,462
Adjusted gross margin for produced-water assets	71,002	67,594	138,596	106,600
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$315,171	$317,670	$632,841	$429,512
Add:
Distributions from equity investments	66,016	55,795	121,811	132,136
Non-cash equity-based compensation expense	7,038	7,743	14,781	13,855
Interest expense	80,772	85,455	166,227	193,783
Income tax expense	1,491	1,805	3,296	2,577
Depreciation and amortization	139,036	134,582	273,618	268,402
Impairments	90	—	90	27,604
Other expense	181	—	181	1,248
Less:
Gain (loss) on divestiture and other, net	(1,150)	370	(780)	642
Gain (loss) on early extinguishment of debt	91	—	91	(289)
Equity income, net – related parties	48,464	49,607	98,071	110,831
Other income	—	106	106	84
Adjusted EBITDA attributable to noncontrolling interests (1)	14,072	13,917	27,989	23,613
Adjusted EBITDA	$548,318	$539,050	$1,087,368	$934,236
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$466,981	$276,458	$743,439	$713,661
Interest (income) expense, net	80,772	85,455	166,227	193,783
Accretion and amortization of long-term obligations, net	(1,804)	(1,782)	(3,586)	(4,002)
Current income tax expense (benefit)	703	673	1,376	1,304
Other (income) expense, net	45	(106)	(61)	1,123
Distributions from equity investments in excess of cumulative earnings – related parties	15,482	9,925	25,407	21,373
Changes in assets and liabilities:
Accounts receivable, net	114,696	165,134	279,830	69,164
Accounts and imbalance payables and accrued liabilities, net	(97,201)	14,292	(82,909)	(39,291)
Other items, net	(17,284)	2,918	(14,366)	734
Adjusted EBITDA attributable to noncontrolling interests (1)	(14,072)	(13,917)	(27,989)	(23,613)
Adjusted EBITDA	$548,318	$539,050	$1,087,368	$934,236
Cash flow information
Net cash provided by operating activities	$466,981	$276,458	$743,439	$713,661
Net cash used in investing activities	(99,330)	(71,617)	(170,947)	(106,404)
Net cash provided by (used in) financing activities	(518,466)	(158,591)	(677,057)	(746,606)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$466,981	$276,458	$743,439	$713,661
Less:
Capital expenditures	107,386	83,971	191,357	139,928
Contributions to equity investments – related parties	2,970	2,070	5,040	3,508
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	15,482	9,925	25,407	21,373
Free cash flow	$372,107	$200,342	$572,449	$591,598
Cash flow information
Net cash provided by operating activities	$466,981	$276,458	$743,439	$713,661
Net cash used in investing activities	(99,330)	(71,617)	(170,947)	(106,404)
Net cash provided by (used in) financing activities	(518,466)	(158,591)	(677,057)	(746,606)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, customary operating expenses, and capital expenditures. Our sources of liquidity as of June 30, 2022, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to fund equity or other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board declared a cash distribution to unitholders for the second quarter of 2022 of $0.50000 per unit, or $197.7 million in the aggregate. The cash distribution is payable on August 12, 2022, to our unitholders of record at the close of business on August 1, 2022.
In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the six months ended June 30, 2022, we repurchased 3,314,562 common units on the open market for an aggregate purchase price of $79.2 million. From July 1, 2022, through July 29, 2022, we repurchased 13,800,805 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $346.1 million. The units were canceled immediately upon receipt. Inclusive of the unit repurchases through July 29, 2022, we had an authorized amount of $574.6 million remaining under the $1.0 billion Purchase Program.
Management continuously monitors our leverage position and coordinates our capital expenditures and equity requirements with expected cash inflows and projected debt-service requirements. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance maturing debt balances with longer-term debt issuances. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2022, we had a $108.8 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of June 30, 2022, there was $1.7 billion available for borrowing under the RCF. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2022	2021
Capital expenditures (1)	$191,357	$139,928
Capital incurred (1)	207,996	142,758
_________________________________________________________________________________________
(1)For the six months ended June 30, 2022 and 2021, included $2.0 million and $1.5 million, respectively, of capitalized interest.

Capital expenditures increased by $51.4 million for the six months ended June 30, 2022, primarily due to increases of (i) $63.2 million at the West Texas complex primarily attributable to facility expansion and pipeline projects and (ii) $8.4 million at the DBM oil system primarily related to an increase in pipeline, well connection, oil treating, and oil pumping projects. These increases were offset partially by decreases of (i) $8.4 million at the DBM water systems primarily due to reduced construction of additional water-disposal facilities and well connection projects and (ii) $4.4 million at the DJ Basin oil system primarily related to a decrease in pipeline projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2022	2021
Net cash provided by (used in):
Operating activities	$743,439	$713,661
Investing activities	(170,947)	(106,404)
Financing activities	(677,057)	(746,606)
Net increase (decrease) in cash and cash equivalents	$(104,565)	$(139,349)

Operating activities. Net cash provided by operating activities increased for the six months ended June 30, 2022, primarily due to (i) higher cash operating income and (ii) lower interest expense. These increases were partially offset by (i) the impact of changes in assets and liabilities and (ii) lower distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2022, primarily included the following:

•$191.4 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$5.0 million of capital contributions primarily paid to Red Bluff Express; and

•$25.4 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the six months ended June 30, 2021, primarily included the following:

•$139.9 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$3.5 million of capital contributions primarily paid to Cactus II;

•$21.4 million of distributions received from equity investments in excess of cumulative earnings;

•$8.0 million related to the sale of the Bison treating facility; and

•$7.7 million of decreases to materials and supplies inventory.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2022, primarily included the following:

•$883.5 million to redeem the total principal amount outstanding of WES Operating’s 4.000% Senior Notes due 2022 and repay borrowings under the RCF;

•$340.9 million of distributions paid to WES unitholders;

•$79.2 million of unit repurchases;

•$8.8 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$3.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$634.0 million of borrowings under the RCF, which were used for general partnership purposes and to redeem portions of certain of WES Operating’s senior notes; and

•$13.0 million of increases in outstanding checks.

Net cash used in financing activities for the six months ended June 30, 2021, primarily included the following:

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

Debt and credit facilities. As of June 30, 2022, the carrying value of outstanding debt was $6.7 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at June 30, 2022. The interest rate on the Floating-Rate Senior Notes was 2.12% at June 30, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In January 2022, Standard and Poor’s (“S&P”) upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” As a result of this upgrade, annualized borrowing costs decreased by $7.9 million.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of June 30, 2022, the Floating-Rate Senior Notes were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt. At June 30, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.
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

Revolving credit facility. In June 2022, WES Operating entered into an amendment to its $2.0 billion RCF, which is expandable to a maximum of $2.5 billion, to, among other things, (i) extend the maturity date applicable to the loans and commitments of certain lenders totaling $1.6 billion to February 2026, (ii) provide for the ability of WES Operating to extend the maturity date by one year on up to two additional occasions, (iii) provide that loans under the RCF with a fixed interest rate for a specified period bear interest based on SOFR instead of LIBOR, and (iv) include an additional level of pricing if WES Operating’s senior unsecured debt rating is less than or equal to BB/Ba2/BB (S&P / Moody’s Investors Service / Fitch Ratings). The non-extending lender’s commitments mature in February 2025 and represent $400.0 million out of $2.0 billion of total commitments from all lenders.
As of June 30, 2022, there were $255.0 million of outstanding borrowings and $5.2 million of outstanding letters of credit, resulting in $1.7 billion of available borrowing capacity under the RCF. As of June 30, 2022, the interest rate on any outstanding RCF borrowings was 3.12% and the facility-fee rate was 0.25%. At June 30, 2022, WES Operating was in compliance with all covenants under the RCF.
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

Offload commitments. During the six months ended June 30, 2022, we entered into offload agreements with third parties providing firm-processing capacity through 2025. As of June 30, 2022, we have future minimum payments under offload agreements totaling $6.3 million for the remainder of 2022 and a total of $29.3 million in years thereafter.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas- or NGLs-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. Additionally, we continue to evaluate counterparty credit risk and, in certain circumstances, are exercising our rights to request adequate assurance.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income (loss) attributable to WES	$306,317	$308,717	$615,034	$417,050
Limited partner interests in WES Operating not held by WES (1)	6,267	6,317	12,584	8,565
General and administrative expenses (2)	621	741	1,362	2,486
Other income (expense), net	(4)	(3)	(7)	(5)
Net income (loss) attributable to WES Operating	$313,201	$315,772	$628,973	$428,096
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2022	2021
WES net cash provided by operating activities	$743,439	$713,661
General and administrative expenses (1)	1,362	2,486
Non-cash equity-based compensation expense	(276)	7,169
Changes in working capital	(7,835)	(9,336)
Other income (expense), net	(7)	(5)
WES Operating net cash provided by operating activities	$736,683	$713,975

WES net cash provided by (used in) financing activities	$(677,057)	$(746,606)
Distributions to WES unitholders (2)	340,946	264,234
Distributions to WES from WES Operating (3)	(431,653)	(259,208)
Increase (decrease) in outstanding checks	104	(8)
Unit repurchases	79,217	16,241
Other	7,007	—
WES Operating net cash provided by (used in) financing activities	$(681,436)	$(725,347)
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
For the six months ended June 30, 2022, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee made no changes to its target range for the federal funds rate in 2021 and increased its target range three times during the six months ended June 30, 2022. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of June 30, 2022, we had (i) $255.0 million of outstanding borrowings under the RCF that bear interest at a rate based on SOFR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings, it would impact the fair value of the senior notes at June 30, 2022. In addition, the transition from LIBOR to SOFR as a result of reference rate reform is not expected to materially impact interest expense on our outstanding borrowings.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2020, the U.S. Department of Justice, on behalf of the U.S. Environmental Protection Agency (the “EPA”), and the State of Colorado commenced an enforcement action in the United States District Court for the District of Colorado against Kerr-McGee Gathering LLC (“KMG”), a wholly owned subsidiary of WES, for alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton facility in the DJ Basin complex. KMG previously had been in negotiations with the EPA and the State of Colorado to resolve the alleged non-compliance at the Fort Lupton facility. Per the complaint, plaintiffs pray for injunctive relief, remedial action, and civil penalties. We are currently exploring global resolution of the claims. While such resolution would likely include an injunctive relief component and payment of a civil penalty, which may exceed the disclosure threshold amount required by Item 103 of Regulation S-K, management believes the resolution of these claims will not have a material impact on WES’s results of operations, cash flows, or financial condition.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the $1.0 billion Purchase Program during the second quarter of 2022:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2022	—	$—	—	$994,851,000
May 1-31, 2022	300,100	26.16	300,100	987,000,000
June 1-30, 2022	2,789,107	23.74	2,789,107	920,783,000
Total	3,089,207	23.98	3,089,207
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
Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, among Western Midstream Operating, LP (f/k/a Western Gas Partners, LP), as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on June 21, 2022, File No. 001-35753).

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

August 3, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 3, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 3, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 3, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)