Form 10-Q
period 2022-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2022-11-02
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of October 28, 2022:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	385,069,991
Western Midstream Operating, LP	None	None	None	None
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
$1.0 billion Purchase Program: In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the $1.0 billion Purchase Program to $1.25 billion. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$666,555	$650,482	$1,954,105	$1,841,742
Service revenues – product based	91,356	28,812	202,721	88,267
Product sales	79,430	84,298	314,755	227,359
Other	227	248	703	577
Total revenues and other (1)	837,568	763,840	2,472,284	2,157,945
Equity income, net – related parties	41,317	48,506	139,388	159,337
Operating expenses
Cost of product	106,833	83,232	328,237	250,245
Operation and maintenance	190,514	140,838	487,643	434,198
General and administrative	48,185	50,409	144,635	139,973
Property and other taxes	19,390	13,641	60,494	45,992
Depreciation and amortization	156,837	139,002	430,455	407,404
Long-lived asset and other impairments	4	1,594	94	29,198
Total operating expenses (2)	521,763	428,716	1,451,558	1,307,010
Gain (loss) on divestiture and other, net	(104)	(364)	(884)	278
Operating income (loss)	357,018	383,266	1,159,230	1,010,550
Interest expense	(83,106)	(93,257)	(249,333)	(287,040)
Gain (loss) on early extinguishment of debt	—	(24,655)	91	(24,944)
Other income (expense), net	56	110	117	(1,013)
Income (loss) before income taxes	273,968	265,464	910,105	697,553
Income tax expense (benefit)	387	1,826	3,683	4,403
Net income (loss)	273,581	263,638	906,422	693,150
Net income (loss) attributable to noncontrolling interests	7,836	7,913	25,643	20,375
Net income (loss) attributable to Western Midstream Partners, LP	$265,745	$255,725	$880,779	$672,775
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$265,745	$255,725	$880,779	$672,775
General partner interest in net (income) loss	(6,244)	(5,527)	(19,794)	(14,484)
Limited partners’ interest in net income (loss) (3)	259,501	250,198	860,985	658,291
Net income (loss) per common unit – basic (3)	$0.67	$0.61	$2.16	$1.60
Net income (loss) per common unit – diluted (3)	$0.66	$0.61	$2.15	$1.59
Weighted-average common units outstanding – basic (3)	388,906	411,909	398,343	412,690
Weighted-average common units outstanding – diluted (3)	390,318	412,714	399,545	413,150
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $476.5 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively, and $431.7 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(4.5) million and $(33.3) million for the three and nine months ended September 30, 2022, respectively, and $22.7 million and $91.5 million for the three and nine months ended September 30, 2021, respectively. See Note 6.
(3)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$159,093	$201,999
Accounts receivable, net	650,922	436,513
Other current assets	86,285	46,252
Total current assets	896,300	684,764
Property, plant, and equipment
Cost	13,236,499	12,846,078
Less accumulated depreciation	4,696,816	4,333,171
Net property, plant, and equipment	8,539,683	8,512,907
Goodwill	4,783	4,783
Other intangible assets	720,992	744,742
Equity investments	1,142,103	1,167,187
Other assets (1)	168,721	158,696
Total assets (2)	$11,472,582	$11,273,079
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$492,776	$326,061
Short-term debt	2,030	505,932
Accrued ad valorem taxes	61,492	44,955
Accrued liabilities	189,625	263,249
Total current liabilities	745,923	1,140,197
Long-term liabilities
Long-term debt	7,027,361	6,400,616
Deferred income taxes	14,182	12,425
Asset retirement obligations	310,500	298,275
Other liabilities	368,930	325,806
Total long-term liabilities	7,720,973	7,037,122
Total liabilities (3)	8,466,896	8,177,319
Equity and partners’ capital
Common units (385,586,841 and 402,993,919 units issued and outstanding at September 30, 2022, and December 31, 2021, respectively)	2,868,665	2,966,955
General partner units (9,060,641 units issued and outstanding at September 30, 2022, and December 31, 2021)	(1,112)	(8,882)
Total partners’ capital	2,867,553	2,958,073
Noncontrolling interests	138,133	137,687
Total equity and partners’ capital	3,005,686	3,095,760
Total liabilities, equity, and partners’ capital	$11,472,582	$11,273,079
________________________________________________________________________________________
(1)Other assets includes $9.3 million and $9.8 million of NGLs line-fill inventory as of September 30, 2022, and December 31, 2021, respectively. Other assets also includes $61.3 million and $56.2 million of materials and supplies inventory as of September 30, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of September 30, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $327.3 million and $180.2 million as of September 30, 2022, and December 31, 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $326.8 million and $270.5 million as of September 30, 2022, and December 31, 2021, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	301,934	6,783	8,953	317,670
Distributions to Chipeta noncontrolling interest owner	—	—	(1,984)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,805)	(2,805)
Distributions to Partnership unitholders	(131,786)	(2,963)	—	(134,749)
Unit repurchases (1)	(5,149)	—	—	(5,149)
Contributions of equity-based compensation from Occidental	1,949	—	—	1,949
Equity-based compensation expense	5,794	—	—	5,794
Net contributions from (distributions to) related parties	409	—	—	409
Other	(6,088)	—	—	(6,088)
Balance at March 31, 2022	$3,134,018	$(5,062)	$141,851	$3,270,807
Net income (loss)	299,550	6,767	8,854	315,171
Distributions to Chipeta noncontrolling interest owner	—	—	(1,198)	(1,198)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,007)	(6,007)
Distributions to Partnership unitholders	(201,667)	(4,530)	—	(206,197)
Unit repurchases (1)	(74,068)	—	—	(74,068)
Contributions of equity-based compensation from Occidental	241	—	—	241
Equity-based compensation expense	6,797	—	—	6,797
Net contributions from (distributions to) related parties	375	—	—	375
Other	(918)	—	—	(918)
Balance at June 30, 2022	$3,164,328	$(2,825)	$143,500	$3,305,003
Net income (loss)	259,501	6,244	7,836	273,581
Distributions to Chipeta noncontrolling interest owner	—	—	(1,838)	(1,838)
Distributions to noncontrolling interest owner of WES Operating	—	—	(11,365)	(11,365)
Distributions to Partnership unitholders	(193,213)	(4,531)	—	(197,744)
Unit repurchases (1)	(367,858)	—	—	(367,858)
Contributions of equity-based compensation from Occidental	81	—	—	81
Equity-based compensation expense	6,383	—	—	6,383
Net contributions from (distributions to) related parties	377	—	—	377
Other	(934)	—	—	(934)
Balance at September 30, 2022	$2,868,665	$(1,112)	$138,133	$3,005,686
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
_________________________________________________________________________________________
(1)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$906,422	$693,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	430,455	407,404
Long-lived asset and other impairments	94	29,198
Non-cash equity-based compensation expense	21,245	20,834
Deferred income taxes	1,757	2,275
Accretion and amortization of long-term obligations, net	5,359	5,873
Equity income, net – related parties	(139,388)	(159,337)
Distributions from equity-investment earnings – related parties	139,710	164,772
(Gain) loss on divestiture and other, net	884	(278)
(Gain) loss on early extinguishment of debt	(91)	24,944
Other	299	46
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(212,955)	(130,773)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	65,069	56,495
Change in other items, net	(6,653)	(9,609)
Net cash provided by operating activities	1,212,207	1,104,994
Cash flows from investing activities
Capital expenditures (1)	(341,505)	(219,757)
Acquisitions from third parties	(41,018)	—
Contributions to equity investments – related parties	(8,899)	(3,683)
Distributions from equity investments in excess of cumulative earnings – related parties	41,058	30,075
Proceeds from the sale of assets to third parties	1,111	8,002
(Increase) decrease in materials and supplies inventory and other	(6,999)	(1,924)
Net cash used in investing activities	(356,252)	(187,287)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,389,010	400,000
Repayments of debt	(1,268,548)	(1,132,966)
Increase (decrease) in outstanding checks	1,459	(11,757)
Distributions to Partnership unitholders (2)	(538,690)	(398,896)
Distributions to Chipeta noncontrolling interest owner	(5,020)	(2,734)
Distributions to noncontrolling interest owner of WES Operating	(20,177)	(9,934)
Net contributions from (distributions to) related parties	1,161	6,673
Unit repurchases (2)	(447,075)	(104,366)
Other	(10,981)	(8,787)
Net cash provided by (used in) financing activities	(898,861)	(1,262,767)
Net increase (decrease) in cash and cash equivalents	(42,906)	(345,060)
Cash and cash equivalents at beginning of period	201,999	444,922
Cash and cash equivalents at end of period	$159,093	$99,862
Supplemental disclosures
Interest paid, net of capitalized interest	$314,192	$348,904
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	71,955	29,085
_________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the nine months ended September 30, 2021. See Note 6.
(2)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$666,555	$650,482	$1,954,105	$1,841,742
Service revenues – product based	91,356	28,812	202,721	88,267
Product sales	79,430	84,298	314,755	227,359
Other	227	248	703	577
Total revenues and other (1)	837,568	763,840	2,472,284	2,157,945
Equity income, net – related parties	41,317	48,506	139,388	159,337
Operating expenses
Cost of product	106,833	83,232	328,237	250,245
Operation and maintenance	190,514	140,838	487,643	434,198
General and administrative	47,783	50,689	142,871	137,767
Property and other taxes	19,390	13,641	60,494	45,992
Depreciation and amortization	156,837	139,002	430,455	407,404
Long-lived asset and other impairments	4	1,594	94	29,198
Total operating expenses (2)	521,361	428,996	1,449,794	1,304,804
Gain (loss) on divestiture and other, net	(104)	(364)	(884)	278
Operating income (loss)	357,420	382,986	1,160,994	1,012,756
Interest expense	(83,106)	(93,257)	(249,333)	(287,040)
Gain (loss) on early extinguishment of debt	—	(24,655)	91	(24,944)
Other income (expense), net	45	106	99	(1,022)
Income (loss) before income taxes	274,359	265,180	911,851	699,750
Income tax expense (benefit)	387	1,823	3,683	4,400
Net income (loss)	273,972	263,357	908,168	695,350
Net income (loss) attributable to noncontrolling interest	2,404	2,699	7,627	6,596
Net income (loss) attributable to Western Midstream Operating, LP	$271,568	$260,658	$900,541	$688,754
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $476.5 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively, and $431.7 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(3.7) million and $(30.9) million for the three and nine months ended September 30, 2022, respectively, and $23.7 million and $93.6 million for the three and nine months ended September 30, 2021, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$150,329	$195,598
Accounts receivable, net	650,922	436,513
Other current assets	85,431	44,421
Total current assets	886,682	676,532
Property, plant, and equipment
Cost	13,236,499	12,846,078
Less accumulated depreciation	4,696,816	4,333,171
Net property, plant, and equipment	8,539,683	8,512,907
Goodwill	4,783	4,783
Other intangible assets	720,992	744,742
Equity investments	1,142,103	1,167,187
Other assets (1)	168,076	158,696
Total assets (2)	$11,462,319	$11,264,847
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$527,444	$374,443
Short-term debt	2,030	505,932
Accrued ad valorem taxes	61,492	44,955
Accrued liabilities	141,799	210,693
Total current liabilities	732,765	1,136,023
Long-term liabilities
Long-term debt	7,027,361	6,400,616
Deferred income taxes	14,182	12,425
Asset retirement obligations	310,500	298,275
Other liabilities	368,286	324,842
Total long-term liabilities	7,720,329	7,036,158
Total liabilities (3)	8,453,094	8,172,181
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2022, and December 31, 2021)	2,977,241	3,063,289
Total partners’ capital	2,977,241	3,063,289
Noncontrolling interest	31,984	29,377
Total equity and partners’ capital	3,009,225	3,092,666
Total liabilities, equity, and partners’ capital	$11,462,319	$11,264,847
_________________________________________________________________________________________
(1)Other assets includes $9.3 million and $9.8 million of NGLs line-fill inventory as of September 30, 2022, and December 31, 2021, respectively. Other assets also includes $61.3 million and $56.2 million of materials and supplies inventory as of September 30, 2022, and December 31, 2021, respectively.
(2)Total assets includes related-party amounts of $1.5 billion and $1.4 billion as of September 30, 2022, and December 31, 2021, respectively, which includes related-party Accounts receivable, net of $327.3 million and $180.2 million as of September 30, 2022, and December 31, 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $361.2 million and $318.7 million as of September 30, 2022, and December 31, 2021, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	315,772	2,636	318,408
Distributions to Chipeta noncontrolling interest owner	—	(1,984)	(1,984)
Distributions to WES Operating unitholders	(140,217)	—	(140,217)
Contributions of equity-based compensation from Occidental	1,949	—	1,949
Contributions of equity-based compensation from WES	5,663	—	5,663
Net contributions from (distributions to) related parties	409	—	409
Balance at March 31, 2022	$3,246,865	$30,029	$3,276,894
Net income (loss)	313,201	2,587	315,788
Distributions to Chipeta noncontrolling interest owner	—	(1,198)	(1,198)
Distributions to WES Operating unitholders	(300,248)	—	(300,248)
Contributions of equity-based compensation from Occidental	241	—	241
Contributions of equity-based compensation from WES	6,652	—	6,652
Net contributions from (distributions to) related parties	375	—	375
Balance at June 30, 2022	$3,267,086	$31,418	$3,298,504
Net income (loss)	271,568	2,404	273,972
Distributions to Chipeta noncontrolling interest owner	—	(1,838)	(1,838)
Distributions to WES Operating unitholders	(568,107)	—	(568,107)
Contributions of equity-based compensation from Occidental	81	—	81
Contributions of equity-based compensation from WES	6,236	—	6,236
Net contributions from (distributions to) related parties	377	—	377
Balance at September 30, 2022	$2,977,241	$31,984	$3,009,225

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

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$908,168	$695,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	430,455	407,404
Long-lived asset and other impairments	94	29,198
Non-cash equity-based compensation expense	20,822	27,874
Deferred income taxes	1,757	2,275
Accretion and amortization of long-term obligations, net	5,359	5,873
Equity income, net – related parties	(139,388)	(159,337)
Distributions from equity-investment earnings – related parties	139,710	164,772
(Gain) loss on divestiture and other, net	884	(278)
(Gain) loss on early extinguishment of debt	(91)	24,944
Other	299	46
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(212,955)	(176,104)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	55,981	91,508
Change in other items, net	(6,666)	(9,336)
Net cash provided by operating activities	1,204,429	1,104,189
Cash flows from investing activities
Capital expenditures (1)	(341,505)	(219,757)
Acquisitions from third parties	(41,018)	—
Contributions to equity investments – related parties	(8,899)	(3,683)
Distributions from equity investments in excess of cumulative earnings – related parties	41,058	30,075
Proceeds from the sale of assets to third parties	1,111	8,002
(Increase) decrease in materials and supplies inventory and other	(6,999)	(1,924)
Net cash used in investing activities	(356,252)	(187,287)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,389,010	400,000
Repayments of debt	(1,268,548)	(1,132,966)
Increase (decrease) in outstanding checks	1,562	(11,699)
Distributions to WES Operating unitholders (2)	(1,008,572)	(496,555)
Distributions to Chipeta noncontrolling interest owner	(5,020)	(2,734)
Net contributions from (distributions to) related parties	1,161	6,673
Other	(3,039)	(5,295)
Net cash provided by (used in) financing activities	(893,446)	(1,242,576)
Net increase (decrease) in cash and cash equivalents	(45,269)	(325,674)
Cash and cash equivalents at beginning of period	195,598	418,537
Cash and cash equivalents at end of period	$150,329	$92,863
Supplemental disclosures
Interest paid, net of capitalized interest	$314,192	$348,904
Income taxes paid (reimbursements received)	905	932
Accrued capital expenditures	71,955	29,085
________________________________________________________________________________________
(1)Includes purchases from related parties of $2.0 million for the nine months ended September 30, 2021. See Note 6.
(2)Includes related-party amounts. See Note 6.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of September 30, 2022, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	4
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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned (see Note 3 and Note 7):

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

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of September 30, 2022 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the nine months ended September 30, 2022, the Partnership issued 575,279 common units under its long-term incentive plans. Compensation expense was $6.4 million and $19.0 million for the three and nine months ended September 30, 2022, respectively, and $4.7 million and $12.9 million for the three and nine months ended September 30, 2021, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Revenue from customers
Service revenues – fee based	$666,555	$605,967	$1,954,105	$1,707,987
Service revenues – product based	91,356	28,812	202,721	88,267
Product sales	79,430	84,298	314,755	227,359
Total revenue from customers	837,341	719,077	2,471,581	2,023,613
Revenue from other than customers
Lease revenue (1)	—	44,515	—	133,755
Other	227	248	703	577
Total revenues and other	$837,568	$763,840	$2,472,284	$2,157,945
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 6.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $646.5 million and $424.6 million as of September 30, 2022, and December 31, 2021, respectively.
Contract assets primarily relate to (i) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed and (ii) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2021	$22,557
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(1,849)
Additional estimated revenues recognized (2)	20,532
Contract assets balance at September 30, 2022	$41,240

Contract assets at September 30, 2022
Other current assets	$22,813
Other assets	18,427
Total contract assets from contracts with customers	$41,240
_________________________________________________________________________________________
(1)Includes $(1.5) million for the three months ended September 30, 2022.
(2)Includes $8.1 million for the three months ended September 30, 2022.

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

thousands
Contract liabilities balance at December 31, 2021	$313,146
Cash received or receivable, excluding revenues recognized during the period (1)	56,230
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(16,447)
Contract liabilities balance at September 30, 2022	$352,929

Contract liabilities at September 30, 2022
Accrued liabilities	$19,223
Other liabilities	333,706
Total contract liabilities from contracts with customers	$352,929
_________________________________________________________________________________________
(1)Includes $28.2 million for the three months ended September 30, 2022.
(2)Includes $(2.5) million for the three months ended September 30, 2022.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2022	$270,626
2023	1,045,627
2024	1,019,350
2025	935,624
2026	808,051
Thereafter	2,175,329
Total	$6,254,607

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Ranch Westex. In September 2022, the Partnership acquired the remaining 50% interest in Ranch Westex JV LLC (“Ranch Westex”) from a third party for $41.0 million. Subsequent to the acquisition, the Partnership is the sole owner and operator of the asset and Ranch Westex will be included as part of the operations of the West Texas complex.

Cactus II. In November 2022, the Partnership sold its 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing. Total proceeds are expected to be received during the fourth quarter of 2022.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2021
March 31	$0.31500	$132,969	May 14, 2021	April 30, 2021
June 30	0.31900	134,662	August 13, 2021	July 30, 2021
September 30	0.32300	134,862	November 12, 2021	November 1, 2021
December 31	0.32700	134,749	February 14, 2022	January 31, 2022
2022
March 31	$0.50000	$206,197	May 13, 2022	May 2, 2022
June 30	0.50000	197,744	August 12, 2022	August 1, 2022
September 30	0.50000	197,065	November 14, 2022	October 31, 2022

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022

In addition to the distributions above, during the nine months ended September 30, 2022 and 2021, WES Operating made distributions of $441.3 million and $91.8 million, respectively, to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2022, Occidental held 190,281,578 common units, representing a 48.2% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 195,305,263 common units, representing a 49.5% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.

Partnership equity repurchases. In February 2022, the Board authorized the Partnership to buy back up to $1.0 billion of the Partnership’s common units through December 31, 2024 (the “$1.0 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2022, the Partnership repurchased 17,982,357 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $447.1 million. The units were canceled immediately upon receipt. As of September 30, 2022, the Partnership had an authorized amount of $552.9 million remaining under the program. In November 2022, the Board authorized an increase in the $1.0 billion Purchase Program to $1.25 billion.
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

Holdings of WES Operating equity. As of September 30, 2022, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2022	2021	2022	2021
Net income (loss)
Limited partners’ interest in net income (loss)	$259,501	$250,198	$860,985	$658,291
Weighted-average common units outstanding
Basic	388,906	411,909	398,343	412,690
Dilutive effect of non-vested phantom units	1,412	805	1,202	460
Diluted	390,318	412,714	399,545	413,150
Excluded due to anti-dilutive effect	108	4	597	700
Net income (loss) per common unit
Basic	$0.67	$0.61	$2.16	$1.60
Diluted	$0.66	$0.61	$2.15	$1.59

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Revenues and other
Service revenues – fee based	$431,944	$418,520	$1,275,474	$1,188,679
Service revenues – product based	24,246	1,499	48,297	9,662
Product sales	20,323	11,662	38,232	27,034
Total revenues and other	476,513	431,681	1,362,003	1,225,375
Equity income, net – related parties (1)	41,317	48,506	139,388	159,337
Operating expenses
Cost of product (2)	(7,771)	17,384	(39,462)	53,968
Operation and maintenance	3,231	3,497	3,874	24,534
General and administrative (3)	81	1,808	2,289	13,003
Total operating expenses	(4,459)	22,689	(33,299)	91,505
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Includes equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). Balances for the three and nine months ended September 30, 2021, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
thousands	September 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$327,285	$180,205
Other current assets	18,486	12,490
Equity investments (1)	1,142,103	1,167,187
Other assets	45,544	45,494
Total assets	1,533,418	1,405,376
Liabilities
Accounts and imbalance payables	65,484	49,242
Accrued liabilities	7,439	13,914
Other liabilities	253,912	207,365
Total liabilities	326,835	270,521
_________________________________________________________________________________________
(1)See Note 7.

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2022	2021
Distributions from equity-investment earnings – related parties	$139,710	$164,772
Capital expenditures	—	(2,000)
Contributions to equity investments – related parties	(8,899)	(3,683)
Distributions from equity investments in excess of cumulative earnings – related parties	41,058	30,075
Distributions to Partnership unitholders (1)	(260,774)	(195,205)
Distributions to WES Operating unitholders (2)	(20,177)	(9,934)
Net contributions from (distributions to) related parties	1,161	6,673
Unit repurchases from Occidental (3)	(252,500)	—
_________________________________________________________________________________________
(1)Represents distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).
(3)Represents common units repurchased from Occidental (see Note 5).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
General and administrative (1)	$795	$2,775	$4,662	$15,061
_________________________________________________________________________________________
(1)Includes (i) an intercompany service fee between the Partnership and WES Operating and (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). Balances for the three and nine months ended September 30, 2021, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

Consolidated balance sheets
thousands	September 30, 2022	December 31, 2021
Other current assets	$18,473	$12,490
Other assets	44,899	45,494
Accounts and imbalance payables (1)	100,159	97,749
Accrued liabilities	7,122	13,597
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2022	2021
Distributions to WES Operating unitholders (1)	$(1,008,572)	$(496,555)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. Includes distributions made from WES Operating to the Partnership that were used by the Partnership to repurchase common units. See Note 4 and Note 5.

Related-party revenues. Related-party revenues include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35% and 36% for the three and nine months ended September 30, 2022, respectively, and 38% and 36% for the three and nine months ended September 30, 2021, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% for the three and nine months ended September 30, 2022, and 88% and 89% for the three and nine months ended September 30, 2021, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 75% and 80% for the three and nine months ended September 30, 2022, respectively, and 89% and 87% for the three and nine months ended September 30, 2021, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

The Partnership is currently discussing varying interpretations of certain contractual provisions with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to the Partnership’s DJ Basin oil-gathering system. If such discussions are resolved in a manner adverse to the Partnership, such resolution could have a negative impact on the Partnership’s financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.
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
Further, in connection with the sale of its Uinta Basin assets in 2020, Kerr McGee Oil & Gas Onshore LP, a subsidiary of Occidental, retained the deficiency payment obligations under a gas processing agreement at the Chipeta plant. This contingent payment obligation ended as of September 30, 2022.

Marketing Transition Services Agreement. During the year ended December 31, 2020, Occidental provided marketing-related services to certain of the Partnership’s subsidiaries (the “Marketing Transition Services Agreement”). While the Partnership still has some marketing agreements with affiliates of Occidental, the Partnership began marketing and selling substantially all of its natural gas and NGLs directly to third parties beginning on January 1, 2021.

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
Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provided operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts included (i) fixed consideration, which was measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consisted of all volumes above the minimum-volume commitment. For the three and nine months ended September 30, 2021, the Partnership recognized fixed-lease revenue of $43.9 million and $131.9 million, respectively, and variable-lease revenue of $0.6 million and $1.9 million, respectively, related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.

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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $0.1 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, and $2.3 million and $7.9 million for the three and nine months ended September 30, 2021, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the nine months ended September 30, 2022:

thousands	Balance at December 31, 2021	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures	Balance at September 30, 2022
White Cliffs	$40,753	$539	$—	$(103)	$(2,760)	$—	$38,429
Rendezvous	22,075	(1,910)	—	(534)	(2,074)	—	17,557
Mont Belvieu JV	96,728	21,651	—	(21,765)	(3,378)	—	93,236
TEG	16,116	4,832	75	(4,849)	(21)	—	16,153
TEP	188,925	32,457	—	(32,646)	(2,733)	—	186,003
FRP	196,632	34,074	455	(34,384)	(2,364)	—	194,413
Whitethorn LLC	149,690	(2,736)	255	3,553	(1,565)	—	149,197
Cactus II	171,294	10,903	—	(11,028)	(7,567)	—	163,602
Saddlehorn	110,441	15,813	—	(15,470)	(5,150)	—	105,634
Panola	20,044	1,688	—	(1,454)	(864)	—	19,414
Mi Vida	51,763	8,256	—	(7,209)	(3,105)	—	49,705
Ranch Westex	979	3,392	—	(3,392)	(8,376)	7,397	—
Red Bluff Express	101,747	10,429	8,114	(10,429)	(1,101)	—	108,760
Total	$1,167,187	$139,388	$8,899	$(139,710)	$(41,058)	$7,397	$1,142,103
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

In September 2022, the Partnership acquired the remaining 50% interest in Ranch Westex from a third party. Subsequent to the acquisition, the Partnership is the sole owner and operator of the asset and Ranch Westex is no longer accounted for under the equity method of accounting. See Note 3.
During the nine months ended September 30, 2021, the Partnership recognized an impairment loss on its investment in Ranch Westex of $11.8 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $2.9 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2022	December 31, 2021
Land	N/A	$10,983	$10,955
Gathering systems – pipelines	30 years	5,466,010	5,386,003
Gathering systems – compressors	15 years	2,247,871	2,172,953
Processing complexes and treating facilities	25 years	3,413,159	3,375,317
Transportation pipeline and equipment	4 to 48 years	172,256	169,356
Produced-water disposal systems	20 years	912,599	882,527
Assets under construction	N/A	228,418	98,473
Other	3 to 40 years	785,203	750,494
Total property, plant, and equipment		13,236,499	12,846,078
Less accumulated depreciation		4,696,816	4,333,171
Net property, plant, and equipment		$8,539,683	$8,512,907

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Trade receivables, net	$644,516	$431,649	$644,516	$431,649
Other receivables, net	6,406	4,864	6,406	4,864
Total accounts receivable, net	$650,922	$436,513	$650,922	$436,513

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
NGLs inventory	$2,652	$3,370	$2,652	$3,370
Imbalance receivables	38,682	25,309	38,682	25,309
Prepaid insurance	14,279	10,369	13,438	8,538
Contract assets	22,813	5,307	22,813	5,307
Other	7,859	1,897	7,846	1,897
Total other current assets	$86,285	$46,252	$85,431	$44,421

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Accrued interest expense	$60,960	$131,177	$60,960	$131,177
Short-term asset retirement obligations	7,456	9,934	7,456	9,934
Short-term remediation and reclamation obligations	6,515	7,454	6,515	7,454
Income taxes payable	3,443	1,516	3,443	1,516
Contract liabilities	19,223	27,763	19,223	27,763
Accrued payroll and benefits	40,989	41,311	—	20
Other	51,039	44,094	44,202	32,829
Total accrued liabilities	$189,625	$263,249	$141,799	$210,693

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2022			December 31, 2021
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
4.000% Senior Notes due 2022	$—	$—	$—	$502,246	$502,138	$505,153
Finance lease liabilities	2,030	2,030	2,030	3,794	3,794	3,794
Total short-term debt	$2,030	$2,030	$2,030	$506,040	$505,932	$508,947

Long-term debt
Floating-Rate Senior Notes due 2023	$213,138	$213,000	$211,778	$213,138	$212,642	$213,072
3.100% Senior Notes due 2025	730,706	727,637	680,853	732,106	728,096	764,815
3.950% Senior Notes due 2025	399,163	396,598	373,318	399,163	395,928	418,506
4.650% Senior Notes due 2026	474,242	472,027	441,417	474,242	471,629	516,473
4.500% Senior Notes due 2028	400,000	396,557	357,866	400,000	396,145	437,673
4.750% Senior Notes due 2028	400,000	397,237	363,431	400,000	396,938	444,550
4.050% Senior Notes due 2030	1,200,000	1,191,089	1,022,784	1,200,000	1,190,339	1,323,595
5.450% Senior Notes due 2044	600,000	593,842	497,942	600,000	593,733	717,804
5.300% Senior Notes due 2048	700,000	687,435	575,740	700,000	687,265	844,223
5.500% Senior Notes due 2048	350,000	342,751	285,661	350,000	342,659	418,907
5.250% Senior Notes due 2050	1,000,000	983,884	811,100	1,000,000	983,709	1,183,514
RCF	625,000	625,000	625,000	—	—	—
Finance lease liabilities	304	304	304	1,533	1,533	1,533
Total long-term debt	$7,092,553	$7,027,361	$6,247,194	$6,470,182	$6,400,616	$7,284,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2022:

thousands	Carrying Value
Balance at December 31, 2021	$6,906,548
RCF borrowings	1,390,000
Repayments of RCF borrowings	(765,000)
Repayment of 4.000% Senior Notes due 2022	(502,246)
Repayment of 3.100% Senior Notes due 2025	(1,400)
Finance lease liabilities	(2,992)
Other	4,481
Balance at September 30, 2022	$7,029,391

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at September 30, 2022, and were 4.542%, 5.424%, and 6.629%, respectively, at September 30, 2021. The interest rate on the Floating-Rate Senior Notes was 3.56% and 2.23% at September 30, 2022 and 2021, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
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
As of September 30, 2022, the Floating-Rate Senior Notes were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt. As of September 30, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
As of September 30, 2022, there were $625.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.4 billion of available borrowing capacity under the RCF. As of September 30, 2022 and 2021, the interest rate on any outstanding RCF borrowings was 4.65% and 1.58%, respectively. The facility-fee rate was 0.25% at September 30, 2022 and 2021. As of September 30, 2022, WES Operating was in compliance with all covenants under the RCF.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Long-term and short-term debt	$(81,554)	$(90,913)	$(243,559)	$(279,122)
Finance lease liabilities	(23)	(218)	(96)	(808)
Commitment fees and amortization of debt-related costs	(3,049)	(3,147)	(9,149)	(9,664)
Capitalized interest	1,520	1,021	3,471	2,554
Interest expense	$(83,106)	$(93,257)	$(249,333)	$(287,040)

11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2022, and December 31, 2021, the consolidated balance sheets included $8.3 million and $10.1 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of September 30, 2022 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of September 30, 2022, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	4
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2022, included the following:

•WES Operating redeemed the $502.2 million total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value.

•We repurchased 17,982,357 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $447.1 million.

•Our third-quarter 2022 per-unit distribution is unchanged from the second-quarter 2022 per-unit distribution of $0.50000.

•In September 2022, we acquired the remaining 50% interest in Ranch Westex from a third party for $41.0 million (see Acquisitions and Divestitures within this Item 2).

•Natural-gas throughput attributable to WES totaled 4,274 MMcf/d and 4,201 MMcf/d for the three and nine months ended September 30, 2022, respectively, representing no change compared to the three months ended June 30, 2022, and a 2% increase compared to the nine months ended September 30, 2021, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 715 MBbls/d and 686 MBbls/d for the three and nine months ended September 30, 2022, respectively, representing a 7% increase and a 6% increase compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively.

•Produced-water throughput attributable to WES totaled 877 MBbls/d and 831 MBbls/d for the three and nine months ended September 30, 2022, respectively, representing a 2% increase and a 23% increase compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively.

•Gross margin was $573.9 million and $1,713.6 million for the three and nine months ended September 30, 2022, respectively, representing a 3% decrease and a 14% increase compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively. See Key Performance Metrics within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.33 per Mcf and $1.34 per Mcf for the three and nine months ended September 30, 2022, respectively, representing a 2% decrease and an 8% increase compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.33 per Bbl and $2.44 per Bbl for the three and nine months ended September 30, 2022, respectively, representing a 9% decrease and a 1% decrease compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.94 per Bbl for the three and nine months ended September 30, 2022, representing a 4% increase and a 1% increase compared to the three months ended June 30, 2022, and nine months ended September 30, 2021, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,536	1,493	3%	1,452	1,217	19%
DJ Basin	1,326	1,336	(1)%	1,328	1,375	(3)%
Equity investments	473	516	(8)%	490	447	10%
Other	1,100	1,082	2%	1,088	1,248	(13)%
Total throughput for natural-gas assets	4,435	4,427	—%	4,358	4,287	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	199	198	1%	196	177	11%
DJ Basin	81	83	(2)%	84	89	(6)%
Equity investments	411	360	14%	382	358	7%
Other	39	39	—%	38	34	12%
Total throughput for crude-oil and NGLs assets	730	680	7%	700	658	6%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	895	882	1%	848	687	23%
Total throughput for produced-water assets	895	882	1%	848	687	23%

OUTLOOK

We expect our business to continue to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices during 2021 ranged from a low of $47.62 per barrel in January 2021 to a high of $84.65 per barrel in October 2021, and prices during the nine months ended September 30, 2022, ranged from a low of $76.08 per barrel in January 2022 to a high of $123.70 per barrel in March 2022. The extent and duration of the recent commodity-price volatility cannot be predicted.
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

Impact of inflation and supply-chain disruptions. Although inflation in the United States has been relatively low in recent years, the U.S. economy currently is experiencing significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued inflation has raised our costs for labor, materials, fuel, and services, which has increased our operating costs and capital expenditures. Increases in inflationary pressure could materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Overall, short- and long-term interest rates increased during 2021 and have continued to increase during 2022, resulting in increased interest expense on RCF borrowings and the Floating-Rate Senior Notes. Any future increases in interest rates likely will result in additional increases in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

ACQUISITIONS AND DIVESTITURES

Ranch Westex. In September 2022, we acquired the remaining 50% interest in Ranch Westex from a third party for $41.0 million. Subsequent to the acquisition, (i) we are the sole owner and operator of the asset, (ii) Ranch Westex is no longer accounted for under the equity method of accounting, and (iii) it will be included as part of the operations of the West Texas complex.

Cactus II. In November 2022, we sold our 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing. Total proceeds are expected to be received during the fourth quarter of 2022.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Total revenues and other (1)	$837,568	$876,419	$2,472,284	$2,157,945
Equity income, net – related parties	41,317	48,464	139,388	159,337
Total operating expenses (1)	521,763	526,345	1,451,558	1,307,010
Gain (loss) on divestiture and other, net	(104)	(1,150)	(884)	278
Operating income (loss)	357,018	397,388	1,159,230	1,010,550
Interest expense	(83,106)	(80,772)	(249,333)	(287,040)
Gain (loss) on early extinguishment of debt	—	91	91	(24,944)
Other income (expense), net	56	(45)	117	(1,013)
Income (loss) before income taxes	273,968	316,662	910,105	697,553
Income tax expense (benefit)	387	1,491	3,683	4,403
Net income (loss)	273,581	315,171	906,422	693,150
Net income (loss) attributable to noncontrolling interests	7,836	8,854	25,643	20,375
Net income (loss) attributable to Western Midstream Partners, LP (2)	$265,745	$306,317	$880,779	$672,775
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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2022” refer to the comparison of the three months ended September 30, 2022, to the three months ended June 30, 2022; and any increases or decreases “for the nine months ended September 30, 2022” refer to the comparison of the nine months ended September 30, 2022, to the nine months ended September 30, 2021.

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	418	410	2%	411	477	(14)%
Processing	3,544	3,501	1%	3,457	3,363	3%
Equity investments (1)	473	516	(8)%	490	447	10%
Total throughput	4,435	4,427	—%	4,358	4,287	2%
Throughput attributable to noncontrolling interests (2)	161	157	3%	157	155	1%
Total throughput attributable to WES for natural-gas assets	4,274	4,270	—%	4,201	4,132	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	319	320	—%	318	300	6%
Equity investments (3)	411	360	14%	382	358	7%
Total throughput	730	680	7%	700	658	6%
Throughput attributable to noncontrolling interests (2)	15	14	7%	14	13	8%
Total throughput attributable to WES for crude-oil and NGLs assets	715	666	7%	686	645	6%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	895	882	1%	848	687	23%
Throughput attributable to noncontrolling interests (2)	18	18	—%	17	14	21%
Total throughput attributable to WES for produced-water assets	877	864	2%	831	673	23%
_________________________________________________________________________________________
(1)Represents the 22% share of average Rendezvous throughput, 50% share of average Mi Vida throughput, 50% share of average Ranch Westex throughput through August 2022 (see Acquisitions and Divestitures within this Item 2), and 30% share of average Red Bluff Express throughput.
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

Natural-gas assets

Gathering, treating, and transportation throughput increased by 8 MMcf/d for the three months ended September 30, 2022, primarily due to higher volumes at the MIGC system, partially offset by production declines in areas around the Marcellus Interest and Springfield gas-gathering systems.
Gathering, treating, and transportation throughput decreased by 66 MMcf/d for the nine months ended September 30, 2022, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021, and (ii) production declines in areas around the Marcellus Interest systems.
Processing throughput increased by 43 MMcf/d for the three months ended September 30, 2022, primarily due to higher volumes at the West Texas and Chipeta complexes due to increased production in the area. These increases were offset partially by lower volumes at the Brasada complex due to downstream issues causing volumes to be diverted away from the plant in the third quarter of 2022.
Processing throughput increased by 94 MMcf/d for the nine months ended September 30, 2022, primarily due to higher volumes at the West Texas complex due to increased production in the area and the impact of winter storm Uri during the first quarter of 2021. This increase was offset partially by (i) lower volumes due to production declines in areas around the DJ Basin and Granger complexes and (ii) lower volumes at the Brasada complex due to downstream issues causing volumes to be diverted away from the plant in the third quarter of 2022.

Equity-investment throughput decreased by 43 MMcf/d for the three months ended September 30, 2022, primarily due to (i) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), and (ii) decreased volumes on Red Bluff Express.
Equity-investment throughput increased by 43 MMcf/d for the nine months ended September 30, 2022, primarily due to increased volumes on Red Bluff Express and at the Mi Vida plant due to increased production in the area and the impact of winter storm Uri during the first quarter of 2021. These increases were offset partially by (i) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), and (ii) decreased volumes at the Rendezvous system due to production declines in the area.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 18 MBbls/d for the nine months ended September 30, 2022, primarily due to higher volumes at the DBM oil system resulting from increased production in the area and the impact of winter storm Uri during the first quarter of 2021.
Equity-investment throughput increased by 51 MBbls/d for the three months ended September 30, 2022, primarily due to increased volumes on the Whitethorn and Cactus II pipelines.
Equity-investment throughput increased by 24 MBbls/d for the nine months ended September 30, 2022, primarily due to increased volumes on FRP resulting from increased pipeline commitments, partially offset by decreased volumes on the Whitethorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 13 MBbls/d for the three months ended September 30, 2022, due to new third-party connections brought online at the end of the second quarter of 2022.
Gathering and disposal throughput increased by 161 MBbls/d for the nine months ended September 30, 2022, due to (i) higher production, (ii) new third-party connections brought online during the fourth quarter of 2021 and in 2022, and (iii) the impact of winter storm Uri during the first quarter of 2021.

Service Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Service revenues – fee based	$666,555	$655,952	2%	$1,954,105	$1,841,742	6%
Service revenues – product based	91,356	70,498	30%	202,721	88,267	130%
Total service revenues	$757,911	$726,450	4%	$2,156,826	$1,930,009	12%

Service revenues – fee based

Service revenues – fee based increased by $10.6 million for the three months ended September 30, 2022, primarily due to increases of (i) $5.7 million at the West Texas complex attributable to increased throughput and (ii) $4.8 million at the DBM water systems due to increased deficiency fees and contract mix.
Service revenues – fee based increased by $112.4 million for the nine months ended September 30, 2022, primarily due to increases of (i) $63.3 million at the West Texas complex due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2022, and (ii) $47.4 million and $40.6 million at the DBM oil and DBM water systems, respectively, due to increased throughput, including the impact of winter storm Uri during the first quarter of 2021, and increased deficiency fees. These increases were offset partially by decreases of (i) $22.9 million at the DJ Basin complex due to decreased throughput, partially offset by increased deficiency fees, and (ii) $18.9 million due to revenue recorded in the third quarter of 2021 that was previously constrained.

Service revenues – product based

Service revenues – product based increased by $20.9 million for the three months ended September 30, 2022, primarily due to an increase of $22.9 million at the West Texas complex due to increased electricity-related rates billed to customers and contract mix, partially offset by a decrease of $1.5 million at the Chipeta complex due to pricing fluctuations.
Service revenues – product based increased by $114.5 million for the nine months ended September 30, 2022, primarily due to increases of (i) $68.7 million and $33.2 million at the West Texas and DJ Basin complexes, respectively, attributable to increased prices and changes in contract mix during the second quarter of 2022, and (ii) $4.2 million and $3.5 million at the DBM water systems and MGR assets, respectively, due to increases in pricing and volumes.

Product Sales

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Natural-gas sales	$35,112	$47,292	(26)%	$101,475	$67,765	50%
NGLs sales	44,318	102,444	(57)%	213,280	159,594	34%
Total Product sales	$79,430	$149,736	(47)%	$314,755	$227,359	38%
Per-unit gross average sales price:
Natural gas (per Mcf)	$7.18	$7.02	2%	$6.28	$4.20	50%
NGLs (per Bbl)	40.11	46.57	(14)%	44.43	30.81	44%

Natural-gas sales

Natural-gas sales decreased by $12.2 million for the three months ended September 30, 2022, primarily due to a decrease of $12.6 million at the West Texas complex attributable to a third-quarter 2022 contract modification where we are no longer the principal in the transaction (with an offsetting decrease in cost of product), partially offset by increased volumes sold.
Natural-gas sales increased by $33.7 million for the nine months ended September 30, 2022, primarily due to increases of (i) $48.8 million at the West Texas complex attributable to increased average prices and volumes sold, partially offset by a third-quarter 2022 contract modification as noted above, and (ii) $6.4 million at the MGR assets due to increased average prices. These increases were offset partially by a decrease of $18.5 million at the DJ Basin complex due to decreased volumes sold, partially offset by an increase in average prices.

NGLs sales

NGLs sales decreased by $58.1 million for the three months ended September 30, 2022, primarily due to a decrease of $56.7 million at the West Texas complex due to decreased average prices and volumes sold.
NGLs sales increased by $53.7 million for the nine months ended September 30, 2022, primarily due to increases of (i) $15.9 million at the Chipeta complex, $15.8 million at the West Texas complex, and $4.3 million at the DBM water systems attributable to increased average prices and volumes sold, and (ii) $9.3 million and $4.4 million at the DJ Basin and Granger complexes, respectively, due to an increase in average prices, partially offset by a decrease in volumes sold.

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Equity income, net – related parties	$41,317	$48,464	(15)%	$139,388	$159,337	(13)%

Equity income, net – related parties decreased by $7.1 million for the three months ended September 30, 2022, primarily due to decreases of (i) $2.6 million at Whitethorn LLC related to commercial activities, (ii) $2.1 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), and (iii) $1.8 million at Mi Vida related to increased operating expenses.
Equity income, net – related parties decreased by $19.9 million for the nine months ended September 30, 2022, primarily due to decreases of (i) $10.7 million at Saddlehorn due to decreases in revenues along with increases in operating expenses, (ii) $9.1 million at Whitethorn LLC due to decreases in volumes resulting in lower revenues, (iii) $5.9 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), and (iv) $3.4 million each at Cactus II and Mont Belvieu JV due to increases in operating expenses. These decreases were offset partially by an increase of $10.6 million at FRP and TEP due to increased volumes resulting in higher revenues.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Residue purchases	$42,799	$65,168	(34)%	$142,959	$108,238	32%
NGLs purchases	89,960	102,650	(12)%	263,014	124,653	111%
Other	(25,926)	(19,262)	35%	(77,736)	17,354	NM
Cost of product	106,833	148,556	(28)%	328,237	250,245	31%
Operation and maintenance	190,514	168,153	13%	487,643	434,198	12%
Total Cost of product and Operation and maintenance expenses	$297,347	$316,709	(6)%	$815,880	$684,443	19%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases decreased by $22.4 million for the three months ended September 30, 2022, primarily due to a decrease of $27.9 million at the West Texas complex attributable to a third-quarter 2022 contract modification where we are no longer the principal in the transaction (with an offsetting decrease in product sales). This decrease was offset partially by increases of (i) $2.6 million at the DJ Basin complex attributable to a change in contract mix, as well as increased average prices, and (ii) $1.7 million at the Chipeta complex due to increased volumes purchased and average prices.
Residue purchases increased by $34.7 million for the nine months ended September 30, 2022, primarily due to increases of (i) $21.9 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as changes in contract mix during 2022, (ii) $9.0 million at the Chipeta complex due to increased volumes purchased and average prices, (iii) $6.2 million at the MGR assets primarily due to increased average prices, and (iv) $3.3 million at the Granger complex attributable to increased average prices. These increases were offset partially by a decrease of $4.9 million at the DJ Basin complex primarily due to a change in contract mix during the second quarter of 2022.

NGLs purchases

NGLs purchases decreased by $12.7 million for the three months ended September 30, 2022, primarily due to decreases of (i) $5.8 million at the West Texas complex attributable to lower volumes purchased and average prices, (ii) $2.4 million at the Brasada complex due to decreased volumes purchased, and (iii) $2.0 million at the Chipeta complex due to decreased average prices.
NGLs purchases increased by $138.4 million for the nine months ended September 30, 2022, primarily due to increases of (i) $80.1 million at the West Texas complex due to increased volumes purchased and average prices, as well as a change in contract mix during the second quarter of 2022, (ii) $49.5 million at the DJ Basin complex attributable to increased average prices and a change in contract mix during the second quarter of 2022, (iii) $4.2 million at the DBM water systems due to increased average prices, and (iv) $3.6 million at the Chipeta complex due to increased volumes purchased and average prices.

Other items

Other items decreased by $6.7 million for the three months ended September 30, 2022, primarily due to a decrease of $11.3 million at the West Texas complex attributable to changes in imbalance positions, partially offset by an increase of $6.2 million at the DJ Basin complex due to changes in imbalance positions.
Other items decreased by $95.1 million for the nine months ended September 30, 2022, primarily due to decreases of $53.1 million and $47.0 million at the West Texas and DJ Basin complexes, respectively, attributable to changes in imbalance positions. These decreases were offset partially by an increase of $5.7 million at the MGR assets attributable to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $22.4 million for the three months ended September 30, 2022, primarily due to increases of (i) $10.1 million attributable to higher utility expense, (ii) $8.0 million in mechanical-integrity costs, (iii) $2.2 million due to higher field-area costs, (iv) $2.0 million in higher chemicals and treating services, and (v) $1.7 million due to higher maintenance and repair expense. These increases were offset partially by a decrease of $2.4 million due to lower regulatory and environmental expense.
Operation and maintenance expense increased by $53.4 million for the nine months ended September 30, 2022, primarily due to increases of (i) $13.0 million in higher chemicals and treating services, (ii) $11.5 million due to higher maintenance and repair expense, (iii) $8.2 million attributable to higher utility expense, (iv) $6.9 million in higher salaries and wages costs, (v) $6.7 million due to higher land-related costs, (vi) $6.5 million in mechanical-integrity costs, (vii) $5.4 million due to higher regulatory and environmental expense, (viii) $3.5 million in water-disposal costs, and (ix) $3.1 million in higher equipment rental costs. These increases were offset partially by decreases of $9.2 million attributable to lower contract labor and consulting expense and $6.0 million due to lower field-area costs.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
General and administrative	$48,185	$47,848	1%	$144,635	$139,973	3%
Property and other taxes	19,390	22,662	(14)%	60,494	45,992	32%
Depreciation and amortization	156,837	139,036	13%	430,455	407,404	6%
Long-lived asset and other impairments	4	90	(96)%	94	29,198	(100)%
Total other operating expenses	$224,416	$209,636	7%	$635,678	$622,567	2%

General and administrative expenses

General and administrative expenses increased by $4.7 million for the nine months ended September 30, 2022, primarily due to an increase of $5.2 million in personnel costs, including increased bonus-related expenses and other miscellaneous employee expenses.

Property and other taxes

Property and other taxes decreased by $3.3 million for the three months ended September 30, 2022, primarily due to lower property values received across multiple tax jurisdictions, partially offset by an increase in the ad valorem property values for the DJ Basin complex.
Property and other taxes increased by $14.5 million for the nine months ended September 30, 2022, primarily due to increases in the state assessed portion of ad valorem property values resulting in increases for the DJ Basin complex.

Depreciation and amortization expense

Depreciation and amortization expense increased by $17.8 million for the three months ended September 30, 2022, primarily due to an acceleration of depreciation expense for revised service life assumptions of an asset in the DJ Basin complex.
Depreciation and amortization expense increased by $23.1 million for the nine months ended September 30, 2022, primarily due to (i) $15.2 million in the DJ Basin complex due to an acceleration of depreciation expense for revised service life assumptions, (ii) $4.9 million resulting from capital projects being placed into service, (iii) $4.1 million of increased expense at the Hilight system, and (iv) $3.3 million at a transportation asset in Southwest Wyoming primarily as a result of a change in estimate for asset retirement obligations. These increases were offset partially by a decrease in depreciation of $6.3 million at the MGR assets.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the nine months ended September 30, 2021, was primarily due to (i) an $11.8 million other-than-temporary impairment of our investment in Ranch Westex and (ii) $14.1 million of impairments at the DJ Basin complex due to cancellation of projects.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Long-term and short-term debt	$(81,554)	$(78,577)	4%	$(243,559)	$(279,122)	(13)%
Finance lease liabilities	(23)	(31)	(26)%	(96)	(808)	(88)%
Commitment fees and amortization of debt-related costs	(3,049)	(3,068)	(1)%	(9,149)	(9,664)	(5)%
Capitalized interest	1,520	904	68%	3,471	2,554	36%
Interest expense	$(83,106)	$(80,772)	3%	$(249,333)	$(287,040)	(13)%

Interest expense

Interest expense increased by $2.3 million for the three months ended September 30, 2022, primarily due to higher outstanding borrowings under the RCF during the third quarter of 2022.
Interest expense decreased by $37.7 million for the nine months ended September 30, 2022, primarily due to decreases of (i) $16.2 million primarily due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 and 5.375% Senior Notes due 2021 during the second quarter of 2022 and first quarter of 2021, respectively, (ii) $11.6 million due to credit-rating related interest rate changes and a lower outstanding balance on the 3.100% Senior Notes due 2025, (iii) $11.4 million due to credit-rating related interest rate changes on the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050, and (iv) $2.7 million due to a lower outstanding balance on the 3.950% Senior Notes due 2025, a portion of which was repaid during the third quarter of 2021. These decreases were offset partially by an increase of $6.8 million due to higher outstanding borrowings under the RCF during 2022.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Income (loss) before income taxes	$273,968	$316,662	(13)%	$910,105	$697,553	30%
Income tax expense (benefit)	387	1,491	(74)%	3,683	4,403	(16)%
Effective tax rate	—%	—%		—%	1%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For all periods presented, the variance from the federal statutory rate was primarily due to our Texas margin tax liability.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2022	June 30, 2022	Inc/ (Dec)	September 30, 2022	September 30, 2021	Inc/ (Dec)
Adjusted gross margin for natural-gas assets	$521,117	$528,983	(1)%	$1,539,009	$1,394,506	10%
Adjusted gross margin for crude-oil and NGLs assets	153,225	155,686	(2)%	457,158	432,401	6%
Adjusted gross margin for produced-water assets	75,723	71,002	7%	214,319	170,360	26%
Adjusted gross margin	750,065	755,671	(1)%	2,210,486	1,997,267	11%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.33	1.36	(2)%	1.34	1.24	8%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (2)	2.33	2.57	(9)%	2.44	2.46	(1)%
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.94	0.90	4%	0.94	0.93	1%
Adjusted EBITDA	524,824	548,318	(4)%	1,612,192	1,465,816	10%
Free cash flow	330,412	372,107	(11)%	902,861	911,629	(1)%
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
Adjusted gross margin decreased by $5.6 million for the three months ended September 30, 2022, primarily due to (i) lower NGLs prices, partially offset by an increase in NGLs volumes at the DJ Basin complex and (ii) a decrease in distributions from Mi Vida and Cactus II. These decreases were offset partially by (i) increased throughput and the impact of utilities costs, partially offset by lower NGLs volumes and prices at the West Texas complex, and (ii) increased throughput, contract mix, and increased deficiency fee revenues at the DBM water systems.
Adjusted gross margin increased by $213.2 million for the nine months ended September 30, 2022, primarily due to (i) strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2022, and (ii) increased throughput and deficiency fee revenues at the DBM oil and DBM water systems. These increases were offset partially by (i) revenue recorded in the third quarter of 2021 that was previously constrained and (ii) a decrease in distributions from Whitethorn LLC.

Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.03 for the three months ended September 30, 2022, primarily due to (i) a decrease in distributions from Mi Vida, (ii) lower NGLs prices, partially offset by an increase in NGLs volumes at the DJ Basin complex, and (iii) lower NGLs volumes and prices at the West Texas complex, partially offset by the impact of utilities costs.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.10 for the nine months ended September 30, 2022, primarily due to strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.24 for the three months ended September 30, 2022, primarily due to increased throughput and decreased distributions from the Whitethorn and Cactus II pipelines, which have a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, partially offset by an increase in distributions from Saddlehorn.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.02 for the nine months ended September 30, 2022, primarily due to (i) revenue recorded in the third quarter of 2021 that was previously constrained, (ii) a decrease in distributions from Saddlehorn and Whitethorn LLC, and (iii) increased throughput on FRP, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These decreases were offset partially by increased throughput and increased deficiency fee revenues at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.04 for the three months ended September 30, 2022, primarily due to contract mix and an increase in deficiency fee revenues.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.01 for the nine months ended September 30, 2022, primarily due to deficiency fee revenues recorded in 2022.

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

Adjusted EBITDA decreased by $23.5 million for the three months ended September 30, 2022, primarily due to (i) a $38.9 million decrease in total revenues and other, (ii) a $22.4 million increase in operation and maintenance expenses, and (iii) a $7.1 million decrease in distributions from equity investments. These amounts were offset partially by (i) a $41.8 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $3.3 million decrease in property taxes.
Adjusted EBITDA increased by $146.4 million for the nine months ended September 30, 2022, primarily due to a $314.3 million increase in total revenues and other. This amount was offset partially by (i) a $77.7 million increase in cost of product (net of lower of cost or market inventory adjustments), (ii) a $53.4 million increase in operation and maintenance expenses, (iii) a $14.5 million increase in property taxes, (iv) a $14.1 million decrease in distributions from equity investments, and (v) a $4.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Free cash flow decreased by $41.7 million for the three months ended September 30, 2022, primarily due to a $42.8 million increase in capital expenditures, partially offset by a $1.8 million increase in net cash provided by operating activities.
Free cash flow decreased by $8.8 million for the nine months ended September 30, 2022, primarily due to (i) a $121.7 million increase in capital expenditures and (ii) a $5.2 million increase in contributions to equity investments. These amounts were offset partially by (i) a $107.2 million increase in net cash provided by operating activities and (ii) an $11.0 million increase in distributions from equity investments in excess of cumulative earnings.
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$837,568	$876,419	$2,472,284	$2,157,945
Less:
Cost of product	106,833	148,556	328,237	250,245
Depreciation and amortization	156,837	139,036	430,455	407,404
Gross margin	573,898	588,827	1,713,592	1,500,296
Add:
Distributions from equity investments	58,957	66,016	180,768	194,847
Depreciation and amortization	156,837	139,036	430,455	407,404
Less:
Reimbursed electricity-related charges recorded as revenues	20,741	19,042	58,187	54,622
Adjusted gross margin attributable to noncontrolling interests (1)	18,886	19,166	56,142	50,658
Adjusted gross margin	$750,065	$755,671	$2,210,486	$1,997,267
Adjusted gross margin for natural-gas assets	$521,117	$528,983	$1,539,009	$1,394,506
Adjusted gross margin for crude-oil and NGLs assets	153,225	155,686	457,158	432,401
Adjusted gross margin for produced-water assets	75,723	71,002	214,319	170,360
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$273,581	$315,171	$906,422	$693,150
Add:
Distributions from equity investments	58,957	66,016	180,768	194,847
Non-cash equity-based compensation expense	6,464	7,038	21,245	20,834
Interest expense	83,106	80,772	249,333	287,040
Income tax expense	387	1,491	3,683	4,403
Depreciation and amortization	156,837	139,036	430,455	407,404
Impairments	4	90	94	29,198
Other expense	165	181	346	1,252
Less:
Gain (loss) on divestiture and other, net	(104)	(1,150)	(884)	278
Gain (loss) on early extinguishment of debt	—	91	91	(24,944)
Equity income, net – related parties	41,317	48,464	139,388	159,337
Other income	58	—	164	193
Adjusted EBITDA attributable to noncontrolling interests (1)	13,406	14,072	41,395	37,448
Adjusted EBITDA	$524,824	$548,318	$1,612,192	$1,465,816
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$468,768	$466,981	$1,212,207	$1,104,994
Interest (income) expense, net	83,106	80,772	249,333	287,040
Accretion and amortization of long-term obligations, net	(1,773)	(1,804)	(5,359)	(5,873)
Current income tax expense (benefit)	550	703	1,926	2,128
Other (income) expense, net	(56)	45	(117)	1,013
Distributions from equity investments in excess of cumulative earnings – related parties	15,651	15,482	41,058	30,075
Changes in assets and liabilities:
Accounts receivable, net	(66,875)	114,696	212,955	130,773
Accounts and imbalance payables and accrued liabilities, net	17,840	(97,201)	(65,069)	(56,495)
Other items, net	21,019	(17,284)	6,653	9,609
Adjusted EBITDA attributable to noncontrolling interests (1)	(13,406)	(14,072)	(41,395)	(37,448)
Adjusted EBITDA	$524,824	$548,318	$1,612,192	$1,465,816
Cash flow information
Net cash provided by operating activities	$468,768	$466,981	$1,212,207	$1,104,994
Net cash used in investing activities	(185,305)	(99,330)	(356,252)	(187,287)
Net cash provided by (used in) financing activities	(221,804)	(518,466)	(898,861)	(1,262,767)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% Occidental subsidiary-owned limited partner interest in WES Operating, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$468,768	$466,981	$1,212,207	$1,104,994
Less:
Capital expenditures	150,148	107,386	341,505	219,757
Contributions to equity investments – related parties	3,859	2,970	8,899	3,683
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	15,651	15,482	41,058	30,075
Free cash flow	$330,412	$372,107	$902,861	$911,629
Cash flow information
Net cash provided by operating activities	$468,768	$466,981	$1,212,207	$1,104,994
Net cash used in investing activities	(185,305)	(99,330)	(356,252)	(187,287)
Net cash provided by (used in) financing activities	(221,804)	(518,466)	(898,861)	(1,262,767)

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity as of September 30, 2022, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to fund equity or other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board declared a cash distribution to unitholders for the third quarter of 2022 of $0.50000 per unit, or $197.1 million in the aggregate. The cash distribution is payable on November 14, 2022, to our unitholders of record at the close of business on October 31, 2022.
In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the $1.0 billion Purchase Price Program to $1.25 billion. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the nine months ended September 30, 2022, we repurchased 17,982,357 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $447.1 million. The units were canceled immediately upon receipt. As of September 30, 2022, we had an authorized amount of $552.9 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2022, we had a $150.4 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of September 30, 2022, there was $1.4 billion available for borrowing under the RCF. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2022	2021
Acquisitions	$41,018	$—
Capital expenditures (1)	341,505	219,757
Capital incurred (1)	377,650	224,080
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2022 and 2021, included $3.5 million and $2.6 million, respectively, of capitalized interest.

Acquisitions for the nine months ended September 30, 2022, include the acquisition of the remaining 50% interest in Ranch Westex (see Acquisitions and Divestitures within this Item 2).
Capital expenditures increased by $121.7 million for the nine months ended September 30, 2022, primarily due to increases of (i) $107.7 million at the West Texas complex primarily attributable to facility expansion, including ongoing construction of Mentone Train III, and pipeline projects, and (ii) $13.1 million at the DBM oil system primarily related to an increase in pipeline, well connection, oil treating, and oil pumping projects. These increases were offset partially by a decrease of $7.3 million at the DJ Basin oil system primarily related to a decrease in pipeline projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2022	2021
Net cash provided by (used in):
Operating activities	$1,212,207	$1,104,994
Investing activities	(356,252)	(187,287)
Financing activities	(898,861)	(1,262,767)
Net increase (decrease) in cash and cash equivalents	$(42,906)	$(345,060)

Operating activities. Net cash provided by operating activities increased for the nine months ended September 30, 2022, primarily due to (i) higher cash operating income and (ii) lower interest expense. These increases were partially offset by (i) the impact of changes in assets and liabilities and (ii) lower distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022, primarily included the following:

•$341.5 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$41.0 million of cash paid for the acquisition of the remaining 50% interest in Ranch Westex (see Acquisitions and Divestitures within this Item 2);

•$8.9 million of capital contributions primarily paid to Red Bluff Express;

•$7.0 million of increases to materials and supplies inventory; and

•$41.1 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the nine months ended September 30, 2021, primarily included the following:

•$219.8 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$3.7 million of capital contributions primarily paid to Cactus II;

•$30.1 million of distributions received from equity investments in excess of cumulative earnings; and

•$8.0 million related to the sale of the Bison treating facility.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2022, primarily included the following:

•$765.0 million of repayments of outstanding borrowings under the RCF;

•$538.7 million of distributions paid to WES unitholders;

•$502.2 million to redeem the total principal amount outstanding of WES Operating’s 4.000% Senior Notes due 2022;

•$447.1 million of unit repurchases;

•$20.2 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$5.0 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$1,390.0 million of borrowings under the RCF, which were used for general partnership purposes and to redeem portions of certain of WES Operating’s senior notes; and

•$1.5 million of increases in outstanding checks.

Net cash used in financing activities for the nine months ended September 30, 2021, primarily included the following:

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

Debt and credit facilities. As of September 30, 2022, the carrying value of outstanding debt was $7.0 billion. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at September 30, 2022. The interest rate on the Floating-Rate Senior Notes was 3.56% at September 30, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In January 2022, Standard and Poor’s (“S&P”) upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” As a result of this upgrade, annualized borrowing costs decreased by $7.9 million.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of September 30, 2022, the Floating-Rate Senior Notes were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt. As of September 30, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
As of September 30, 2022, there were $625.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.4 billion of available borrowing capacity under the RCF. As of September 30, 2022, the interest rate on any outstanding RCF borrowings was 4.65% and the facility-fee rate was 0.25%. As of September 30, 2022, WES Operating was in compliance with all covenants under the RCF.
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

Offload commitments. During the nine months ended September 30, 2022, we entered into offload agreements with third parties providing firm-processing capacity through 2025. As of September 30, 2022, we have future minimum payments under offload agreements totaling $4.2 million for the remainder of 2022 and a total of $27.4 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income (loss) attributable to WES	$265,745	$306,317	$880,779	$672,775
Limited partner interests in WES Operating not held by WES (1)	5,432	6,267	18,016	13,779
General and administrative expenses (2)	402	621	1,764	2,206
Other income (expense), net	(11)	(4)	(18)	(9)
Income taxes	—	—	—	3
Net income (loss) attributable to WES Operating	$271,568	$313,201	$900,541	$688,754
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2022	2021
WES net cash provided by operating activities	$1,212,207	$1,104,994
General and administrative expenses (1)	1,764	2,206
Non-cash equity-based compensation expense	(423)	7,040
Changes in working capital	(9,101)	(10,045)
Other income (expense), net	(18)	(9)
Income taxes	—	3
WES Operating net cash provided by operating activities	$1,204,429	$1,104,189

WES net cash provided by (used in) financing activities	$(898,861)	$(1,262,767)
Distributions to WES unitholders (2)	538,690	398,896
Distributions to WES from WES Operating (3)	(988,395)	(486,621)
Increase (decrease) in outstanding checks	103	58
Unit repurchases	447,075	104,366
Other	7,942	3,492
WES Operating net cash provided by (used in) financing activities	$(893,446)	$(1,242,576)
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
For the nine months ended September 30, 2022, 92% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee made no changes to its target range for the federal funds rate in 2021 and increased its target range five times during the nine months ended September 30, 2022. Any future increases in the federal funds rate likely will result in an increase in short-term financing costs. As of September 30, 2022, we had (i) $625.0 million of outstanding borrowings under the RCF that bear interest at a rate based on SOFR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at September 30, 2022, it would impact the fair value of the senior notes. In addition, the transition from LIBOR to SOFR as a result of reference rate reform is not expected to materially impact interest expense on our outstanding borrowings.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market under the $1.0 billion Purchase Program during the third quarter of 2022:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2022	13,800,805	$25.08	13,800,805	$574,641,000
August 1-31, 2022	195,855	26.44	195,855	569,463,000
September 1-30, 2022	671,135	24.64	671,135	552,925,000
Total	14,667,795	25.08	14,667,795
______________________________________________________________________________________
(1)In February 2022, WES announced the $1.0 billion Purchase Program, pursuant to which we may purchase up to $1.0 billion in aggregate value of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the $1.0 billion Purchase Program to $1.25 billion. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5.  Other Information

Effective on November 1, 2022, the Board adopted the amended and restated Western Midstream Partners, LP Executive Change in Control Severance Plan (the “A/R CIC Severance Plan”) and the amended and restated Western Midstream Partners, LP Executive Severance Plan (the “A/R Executive Severance Plan”). The A/R CIC Severance Plan amends and restates in its entirety the Western Midstream Partners, LP Executive Change in Control Severance Plan previously adopted on August 5, 2021 (the “Prior CIC Severance Plan”), which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. As compared to the Prior CIC Severance Plan, the A/R CIC Severance Plan reflects certain updates and additions to plan definitions, including “Business Combination”, “Change in Control” (including, as updated, in connection with the aforementioned updates to the definition of “Business Combination”), “Good Reason”, and “Ultimate Parent”, as well as other administrative and clarifying changes. The foregoing description of the A/R CIC Severance Plan does not purport to be complete and is qualified in its entirety by the full text of the CIC Severance Plan, a copy of which is attached as Exhibit 10.1 hereto and incorporated by reference herein.
The A/R Executive Severance Plan amends and restates in its entirety the Western Midstream Partners, LP Executive Severance Plan previously adopted on August 5, 2021 (the “Prior Executive Severance Plan”), which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. As compared to the Prior Executive Severance Plan, the A/R Executive Severance Plan reflects certain administrative and clarifying changes. The foregoing description of the Executive Severance Plan does not purport to be complete and is qualified in its entirety by the full text of the Executive Severance Plan, a copy of which is attached as Exhibit 10.2 hereto and incorporated by reference herein.

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

	10.	1	Western Midstream Partners, LP Executive Change in Control Severance Plan (Amended and Restated as of November 1, 2022).
	10.	2	Western Midstream Partners, LP Executive Severance Plan (Amended and Restated as of November 1, 2022).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

November 2, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 2, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 2, 2022
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 2, 2022
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)