Form 10-K
period 2022-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2023-02-22
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Western Midstream Partners, LP	☐
Western Midstream Operating, LP	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Western Midstream Partners, LP	☐
Western Midstream Operating, LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Western Midstream Partners, LP	Yes	☐	No	☑
Western Midstream Operating, LP	Yes	☐	No	☑
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2022, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$4.9 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 16, 2023:

Western Midstream Partners, LP	384,892,309
Western Midstream Operating, LP	None
DOCUMENTS INCORPORATED BY REFERENCE
None

	Auditor Name	Auditor Location	Auditor Firm ID
Western Midstream Partners, LP	KPMG LLP	Houston, Texas	185
Western Midstream Operating, LP	KPMG LLP	Houston, Texas	185

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
Bcf/d: Billion cubic feet per day.
Board: The board of directors of WES’s general partner.
Cactus II: Cactus II Pipeline LLC, in which we held a 15% interest that we sold in November 2022 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
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

EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K.
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
Floating-Rate Senior Notes: WES Operating’s floating-rate Senior Notes due 2023.
FERC: The Federal Energy Regulatory Commission.
Fort Union: Fort Union Gas Gathering, LLC, in which we held a 14.81% interest that we sold in October 2020 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
Fractionation: The process of applying various levels of high pressure and low temperature to separate a stream of natural-gas liquids into ethane, propane, normal butane, isobutane, and natural gasoline for end-use sale.
FRP: Front Range Pipeline LLC, in which we own a 33.33% interest.
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
MIGC: MIGC, LLC.
Mi Vida: Mi Vida JV LLC, in which we own a 50% interest.
MLP: Master limited partnership.

MMcf: Million cubic feet.
MMcf/d: Million cubic feet per day.
Mont Belvieu JV: Enterprise EF78 LLC, in which we own a 25% interest.
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
Panola: Panola Pipeline Company, LLC, in which we own a 15% interest.
Play: A group of gas or oil fields that contain known or potential commercial amounts of petroleum and/or natural gas.
Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
Ranch Westex: Ranch Westex JV LLC, in which we owned a 50% interest through August 2022, and a 100% interest thereafter (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
Receipt point: The point where hydrocarbons are received by or into a gathering system, processing facility, or transportation pipeline.
RCF: WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express: Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Red Desert complex: The Patrick Draw and Red Desert processing plants, which are currently inactive, associated gathering lines, and related facilities.
Refrigeration: A method of processing natural gas by reducing the gas temperature with the use of an external refrigeration.
Related parties: Occidental, the Partnership’s equity interests (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and the Partnership and WES Operating for transactions that eliminate upon consolidation.
Rendezvous: Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue: The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
ROTF: Regional oil treating facility.
Saddlehorn: Saddlehorn Pipeline Company, LLC, in which we own a 20% interest.
SEC: U.S. Securities and Exchange Commission.

Services Agreement: That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP.
SOFR: Secured Overnight Financing Rate.
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
TEFR Interests: The interests in TEP, TEG, and FRP.
TEG: Texas Express Gathering LLC, in which we own a 20% interest.
TEP: Texas Express Pipeline LLC, in which we own a 20% interest.
Term loan facility: WES Operating’s senior unsecured credit facility, which was entered into in December 2018 and was repaid and terminated in January 2020.
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
WES Operating GP: Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex: The DBM complex and DBJV and Haley systems.
WGRAH: WGR Asset Holding Company LLC.
WGRI: Western Gas Resources, Inc., a subsidiary of Occidental.
White Cliffs: White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC: Whitethorn Pipeline Company LLC, in which we own a 20% interest.
Whitethorn: A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
$1.25 billion Purchase Program: In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
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
WES’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2022 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
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

As of December 31, 2022, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2022:

Area	Asset Type	Miles of Pipeline (1)	Compression (1) (2)		Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (3)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (3)	Average Throughput for Produced-Water Assets (MBbls/d) (3)

			Horsepower	% Electric Driven
Texas / New Mexico	Gathering, Processing, Treating, and Disposal	4,317	895,815	31%	1,940	1,995	1,890	270	853
	Transportation	1,966	—	—	—	—	307	268	—
Rocky Mountains	Gathering, Processing, and Treating	5,995	558,843	50%	3,120	214	1,944	82	—
	Transportation	2,263	—	—	—	—	90	70	—
North-central Pennsylvania	Gathering	171	15,180	—%	—	—	135	—	—
Total		14,712	1,469,838	38%	5,060	2,209	4,366	690	853
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

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues and operating income (loss) for the years ended December 31, 2022, 2021, and 2020, and total assets for the years ended December 31, 2022 and 2021.

ACQUISITIONS AND DIVESTITURES

Cactus II. In November 2022, we sold our 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing. Total proceeds were received during the fourth quarter of 2022, resulting in a net gain on sale of $109.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

Ranch Westex. In September 2022, we acquired the remaining 50% interest in Ranch Westex from a third party for $40.1 million. Subsequent to the acquisition, (i) we are the sole owner and operator of the asset, (ii) Ranch Westex is no longer accounted for under the equity method of accounting, and (iii) the Ranch Westex processing plant is included as part of the operations of the West Texas complex. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

STRATEGY

Our primary business objective is to create long-term value for our unitholders through continued delivery of profitable operations and return of capital to stakeholders over time. Our foundational principles of operational excellence, superior customer service, and sustainable operations influence our decision making and long-term strategy. To accomplish our primary business objective, we intend to execute the following strategy:

•Capitalizing on core assets and organic growth opportunities. We intend to grow certain of our systems organically over time by meeting our customers’ midstream service needs that arise from drilling activity in our areas of operation. We continually pursue economically attractive organic business development and expansion opportunities in existing or new areas of operation that allow us to leverage our infrastructure, operating expertise, and customer relationships, to meet new or increased demand of our services.

•Controlling our operating, capital, and administrative costs. We intend to maintain our focus on generating efficiencies between our commercial, engineering, and operations teams, as well as optimizing and maximizing the operability of our existing assets to realize cost and capital savings. We expect to continue to drive operational efficiencies and sustainable cost savings throughout the organization.

•Optimizing the return of cash to stakeholders. We intend to operate our assets and make strategic capital decisions that optimize our leverage levels consistent with investment-grade metrics in our sector while returning additional excess cash flow to stakeholders that enhances overall return.

•Generating stable cash flows. We intend to continue generating low-volatility cash flows through commodity-price cycles by pursuing fee-based contracts with risk-reducing protections in place, such as minimum-volume commitments and cost-of-service provisions.

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

•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility, as 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts for the year ended December 31, 2022. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facility. In addition, we mitigate volumetric risk through minimum-volume commitments and cost-of-service contract structures. For the year ended December 31, 2022, we had approximately 3.0 Bcf/d for our natural-gas assets (excluding equity investments), approximately 460 MBbls/d for our crude-oil and NGLs assets (excluding equity investments), and approximately 760 MBbls/d for our produced-water assets that were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital-market cycles. As of December 31, 2022, there was $1.6 billion in available borrowing capacity under the RCF.

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
As of December 31, 2022, Occidental held (i) 190,281,578 of our common units, representing a 48.4% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH, which is reflected as a noncontrolling interest within our consolidated financial statements. As of December 31, 2022, Occidental held 49.5% of our outstanding common units.
For the year ended December 31, 2022, 55% of Total revenues and other, 35% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 80% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
Historically, we sold a significant amount of our natural gas and NGLs to AESC, Occidental’s marketing affiliate. In addition, we purchased natural gas from AESC pursuant to purchase agreements. While we still have some marketing agreements with affiliates of Occidental, on January 1, 2021, we began marketing and selling substantially all of our crude oil and residue gas, and a majority of our NGLs, directly to third parties.
Pursuant to the Services Agreement entered into on December 31, 2019, Occidental has performed certain centralized corporate functions for the Partnership and WES Operating. Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.
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

Contractual Arrangements

Midstream services, other than transportation, are usually provided under contractual arrangements that vary in terms of exposure to commodity-price risk. Three typical contract types, or combinations thereof, include the following:

•Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of (i) natural gas, NGLs, or crude oil that is gathered, treated, processed, and/or transported, or (ii) produced water gathered and disposed of, at its facilities. As a result, the per-unit price received by the service provider generally does not vary with commodity-price changes, thereby minimizing the service provider’s direct commodity-price risk exposure, except to the extent that (i) drip condensate that is recovered during the gathering of natural gas from the wellhead or production facility is retained and sold or (ii) actual recoveries differ from contractual recoveries under certain processing agreements.

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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2022.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing, & Treating	15	1,540	53	621,741	3	1,906
West Texas	DBM oil system (5)	Gathering & Treating	16	—	292	24,723	1	644
West Texas	DBM water systems	Gathering & Disposal	—	—	1,390	74,217	5	835
West Texas	Mi Vida (6)	Processing	1	200	—	20,000	—	—
East Texas	Mont Belvieu JV (7)	Processing	2	—	170	—	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	200	15	29,400	1	58
South Texas	Springfield system (8)	Gathering & Treating	3	—	75	125,734	2	874
Total			40	1,940	1,995	895,815	12	4,317
_________________________________________________________________________________________
(1)Includes 115 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes owned and leased compressors and compression horsepower.
(3)Includes 28 miles of transportation related to the residue lines (regulated by FERC) at the West Texas complex and 15 miles of transportation related to a crude-oil pipeline at the DBM oil system.
(4)The West Texas complex includes the DBM complex, DBJV and Haley systems, and the Ranch Westex processing plant.
(5)The DBM oil system includes three central production facilities and two ROTFs.
(6)We own a 50% interest in Mi Vida, which owns a processing plant operated by a third party.
(7)We own a 25% interest in the Mont Belvieu JV, which owns two NGLs fractionation trains. A third party serves as the operator.
(8)We own a 50.1% interest in the Springfield system and serve as the operator.

West Texas and New Mexico

West Texas gathering, processing, and treating complex

•Customers. For the year ended December 31, 2022, Occidental’s production represented 44% of the West Texas complex throughput, and the largest third-party customer provided 18% of the throughput.

•Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring, Wolfcamp, and Penn formations in the Delaware Basin portion of the Permian Basin.

•Delivery points. Gas is dehydrated, compressed, and delivered to the Mi Vida plant (see below) and within the West Texas complex for processing, while lean gas is delivered into Enterprise GC, L.P.’s pipeline for ultimate delivery into Energy Transfer LP’s (“ET”) Oasis pipeline (the “Oasis pipeline”). Residue gas from the West Texas complex is delivered to the Red Bluff Express pipeline, Whitewater Midstream, LLC’s Agua Blanca pipeline, Oasis pipeline, Transwestern Pipeline Company LLC’s pipeline (“Transwestern pipeline”), and Kinder Morgan, Inc.’s interstate pipeline system. NGLs production is primarily delivered into the Sand Hills pipeline and Lone Star NGL LLC’s pipeline (“Lone Star pipeline”).

•Mentone Train III. WES is currently constructing a third cryogenic processing train at the Mentone processing plant at the West Texas complex. Mentone Train III will have a capacity of 300 MMcf/d, and WES expects this train to be completed in the fourth quarter of 2023. Upon completion of Mentone Train III, the West Texas complex will have a total processing capacity of 1,840 MMcf/d.

DBM oil-gathering system, treating facilities, and storage

•Customers. As of December 31, 2022, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2022, Occidental’s production represented 98% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water disposal systems

•Customers. As of December 31, 2022, DBM water systems throughput was from Occidental and numerous third-party producers, with Occidental’s production representing 80% of the throughput.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Loving, Reeves, and Ward Counties in Texas.

Mi Vida processing plant

•Customers. As of December 31, 2022, Mi Vida plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern pipeline. NGLs production is delivered to the Lone Star pipeline.

East Texas

Grimes
San
Jacinto
Montgomery
Hardin
Liberty
Jefferson
Mont Belvieu JV
(25% Interest)
Waller
Harris
TEXAS
Austin
Chambers
Processing/Treating
Fort Bend
Brazoria
Galveston
Wharton

Mont Belvieu JV fractionation trains

•Customers. The Mont Belvieu JV does not contract with customers directly but is allocated volumes from Enterprise Products Partners L.P. (“Enterprise”) based on the available capacity of the other trains at Enterprise’s NGLs fractionation complex in Mont Belvieu, Texas.

•Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines, including Skelly-Belvieu Pipeline Company, LLC’s pipeline, TEP’s pipeline, and the Panola pipeline (see Transportation within these Items 1 and 2). NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminals.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
TEXAS
Karnes
Brasada
Bee
Dimmit
La Salle
McMullen
Live Oak
Springfield
Gas-Gathering System
Oil-Gathering System
Processing/Treating
Webb
Jim Wells
Duval

Brasada gathering, stabilization, treating, and processing complex

•Customers. For the year ended December 31, 2022, Brasada complex throughput was from two third-party customers.

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

Springfield gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2022, Springfield system throughput was from multiple third-party customers.

•Supply. Supply of gas and oil is sourced from third-party production in the Eagle Ford Shale Play.

•Delivery points. The gas-gathering system has a delivery point to our Brasada complex and other interruptible points (the Raptor processing plant owned by Carnero G&P LLC and operated by Targa Resources Corp. and the Dos Hermanos plant owned and operated by ET). The oil-gathering system delivers oil to Plains All American Pipeline, Kinder Morgan, Inc.’s Double Eagle Pipeline, Hilcorp Energy Company’s Harvest Pipeline, and NuStar Energy L.P.’s Pipeline.

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	16	1,750	59	364,176	2	2,139
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	6,095	1	446
Utah	Chipeta (4)	Processing	3	790	—	76,125	—	2
Total			25	2,540	214	446,396	3	2,587
_________________________________________________________________________________________
(1)Includes 200 MMcf/d of bypass capacity at the DJ Basin complex.
(2)Includes 12 miles of transportation related to a crude-oil pipeline at the DJ Basin oil system.
(3)The DJ Basin complex includes the Platte Valley, Fort Lupton, Wattenberg, Lancaster Trains I and II, and Latham Trains I and II processing plants, and the Wattenberg gathering system.
(4)We are the managing member of and own a 75% interest in Chipeta, which owns the Chipeta processing complex.

Colorado

COLORADO
Larimer
Weld
Boulder
Adams
Jefferson
DJ Basin Complex
DJ Basin Oil System
Transportation Pipelines
Oil-Gathering System
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2022, Occidental’s production represented 54% of the DJ Basin complex throughput, and the two largest third-party customers provided 31% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2022, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionators and associated truck-loading facility at the Platte Valley and Wattenberg plants provides access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2022, all of the DJ Basin oil system throughput was from Occidental’s production.

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

Utah

Daggett
Summit
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio Blanco
UTAH
Utah
Carbon
Emery
Grand
Processing/Treating

Chipeta processing complex

•Customers. For the year ended December 31, 2022, Chipeta complex throughput was from numerous third-party customers, with the two largest customers providing 81% of the throughput.

•Supply. Chipeta’s inlet is connected to Caerus Oil and Gas LLC’s Greater Natural Buttes gathering system, the MountainWest Pipeline, LLC system (“MountainWest pipeline”), and Three Rivers Gathering, LLC’s system, which is owned by MPLX LP (“MPLX”).

•Delivery points. The Chipeta plant delivers NGLs via the GNB NGL pipeline to Enterprise’s Mid-America Pipeline Company pipeline (“MAPL pipeline”), which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas, and ultimately to the NGLs fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the CIG pipeline, MountainWest pipeline, and Wyoming Interstate Company’s pipeline (“WIC pipeline”) that deliver residue gas to markets throughout the Rockies and Western United States.

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Hilight system	Gathering & Processing	2	60	37,866	1	1,203
Southwest Wyoming	Granger complex (1)	Gathering & Processing	4	520	45,050	1	788
Southwest Wyoming	Red Desert complex	Gathering	—	—	21,131	1	1,117
Southwest Wyoming	Rendezvous (2)	Gathering	—	—	8,400	1	300
Total			6	580	112,447	4	3,408
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
Gathering System
Processing/Treating

Northeast Wyoming

Hilight gathering system and processing plant

•Customers. For the year ended December 31, 2022, gas gathered and processed at the Hilight system was from third-party customers, with the two largest customers providing 55% of the system throughput.

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

Southwest Wyoming

Granger gathering and processing complex

•Customers. For the year ended December 31, 2022, Granger complex throughput was from third-party customers, with the two largest customers providing 78% of the throughput.

•Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields.

•Delivery points. Residue gas from the Granger complex can be delivered to the following major pipelines:
◦CIG pipeline;
◦Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with MPLX’s Rendezvous pipeline (“Rendezvous pipeline”);
◦MountainWest pipeline;
◦Dominion Energy Overthrust Pipeline;
◦The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);
◦our OTTCO pipeline; and
◦our Mountain Gas Transportation LLC pipeline.
The NGLs have market access to the MAPL pipeline, which terminates at Mont Belvieu, Texas, and other local markets.

Red Desert complex

•Customers. For the year ended December 31, 2022, Red Desert complex throughput was from third-party customers, with the three largest customers providing 48% of the throughput.

•Supply and delivery points. The Red Desert complex gathers and compresses natural gas produced from the eastern portion of the Greater Green River Basin and delivers to a third party for processing.

Rendezvous gathering system

•Customers. For the year ended December 31, 2022, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to our Granger plant and MPLX’s Blacks Fork gas-processing plant, which connects to the MountainWest pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

Overview - North-central Pennsylvania

Location	Asset	Type	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	15,180	3	171
_________________________________________________________________________________________
(1)We own a 33.75% interest in the Marcellus Interest gathering systems.

NEW YORK
Steuben
Chemung
Tioga
Broome
PENNSYLVANIA
Bradford
Susquehanna
Tioga
Potter
Sullivan
Wyoming
Lackawanna
Clinton
Lycoming
Marcellus
(33.75% Interest)
Luzerne
Monroe
Columbia
Montour
Union
Centre
Carbon
Snyder
Northumberland
Schuylkill
Huffin
Huntingdon
Juaniata
Perry
Dauphin
Berks
Gathering System

Marcellus gathering systems

•Customers. As of December 31, 2022, the Marcellus Interest gathering systems had two priority shippers. The largest producer provided approximately 88% of the throughput for the year ended December 31, 2022. Capacity not used by priority shippers is available to other third parties as determined by the operating partner, a subsidiary of EQT Corporation.

•Supply and delivery points. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

TRANSPORTATION

MIGC
OTTCO
Wamsutter
GNB Pipeline
Saddlehorn
(20% Interest)
White Cliffs Pipelines
(10% Interest)
Front Range Pipeline
(33.3% Interest)
Texas Express Gathering
(20% Interest)
Texas Express Pipeline
(20% Interest)
Red Bluff Express
(30% Interest)
Panola
(15% Interest)
Whitethorn
(20% Interest)
Wyoming
South Dakota
Minnesota
Iowa
Nebraska
Utah
Colorado
Kansas
Oklahoma
New Mexico
Arizona
Texas
Natural Gas
Crude Oil
NGLs

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	1,070
Wyoming, Colorado, Kansas, Oklahoma	Saddlehorn (1) (2)	Oil	20.00%	604
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	243
Southwest Wyoming	OTTCO	Gas	100.00%	234
Southwest Wyoming	Wamsutter	Oil	100.00%	79
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	447
Texas	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	594
Texas	Whitethorn LLC (2)	Oil	20.00%	418
Texas	Panola (1) (2)	NGLs	15.00%	249
Texas	Red Bluff Express (1) (2)	Gas	30.00%	120
Total				4,229
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline

•Customers. The White Cliffs dual pipeline system had multiple committed shippers, including Occidental, as of December 31, 2022. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual-pipeline system provides crude-oil and NGL takeaway capacity from Platteville, Colorado, to Cushing, Oklahoma.

•Supply. The White Cliffs pipeline is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

•Delivery points. The White Cliffs pipeline delivery point is ET’s storage facility in Cushing, Oklahoma, which ultimately delivers to Gulf Coast and mid-continent refineries.

Saddlehorn pipeline

•Customers. The Saddlehorn pipeline had multiple committed shippers, including Occidental, as of December 31, 2022. Other parties may also ship on the Saddlehorn pipeline at FERC-based rates.

•Supply. The Saddlehorn pipeline has multiple origin points including: Cheyenne, Wyoming; Ft. Laramie, Wyoming; Carr, Colorado; and Platteville, Colorado. Saddlehorn is supplied by the DJ Basin and basins that connect to a Wyoming access point.

•Delivery points. The Saddlehorn pipeline delivers crude oil and condensate to storage facilities in Cushing, Oklahoma.

Rocky Mountains - Utah

GNB NGL pipeline

•Customers. There were four primary shippers on the GNB NGL pipeline as of December 31, 2022. The GNB NGL pipeline provides capacity at the posted FERC-based rates.

•Supply. The GNB NGL pipeline has the ability to receive NGLs from Chipeta’s gas-processing facility and MPLX’s Stagecoach/Iron Horse gas-processing complex.

•Delivery points. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP’s pipeline, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Wyoming

MIGC transportation system

•Customers. For the year ended December 31, 2022, throughput on the MIGC system was from numerous third-party customers, with the three largest customers providing 81% of the system throughput. All parties on the MIGC system ship pursuant to a tariff on file with FERC.

•Supply. MIGC receives gas from the Hilight system, Evolution Midstream’s Jewell plant, and from WBI Energy Transmission, Inc.

•Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to interstate pipelines including the CIG pipeline, Tallgrass Interstate Gas Transmission pipeline, and WIC pipeline. Volumes can also be delivered to Black Hills Corporation’s Cheyenne Light Fuel & Power and several industrial users.

OTTCO transportation system

•Customers. For the year ended December 31, 2022, throughput on the OTTCO transportation system was from numerous third-party shippers. Revenues on the OTTCO transportation system are generated from contracts that contain minimum-volume commitments and volumetric fees paid by shippers under firm and interruptible gas-transportation agreements.

•Supply and delivery points. Supply points to the OTTCO transportation system include approximately 30 active wellheads, the Granger complex, and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale Anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities, and an inactive interconnection with the Kern River pipeline.

Wamsutter pipeline

•Customers. For the year ended December 31, 2022, 96% of the Wamsutter pipeline throughput was from one third-party shipper. Revenues on the Wamsutter pipeline are generated from tariff-based rates regulated by the Wyoming Public Service Commission.

•Supply and delivery points. The Wamsutter pipeline has active receipt points in Sweetwater County, Wyoming, and delivers crude oil to MPLX LP’s SLC Core Pipeline System.

Texas

TEFR Interests

•Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2022, FRP had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate.

•Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas and the Texas panhandle with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2022.

•Texas Express Pipeline. TEP delivers to Enterprise’s NGL fractionation and storage facility in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines or systems including FRP, the MAPL pipeline, and TEG. As of December 31, 2022, TEP had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates.

Whitethorn

•Supply and delivery points. Whitethorn is supplied by production from the Permian Basin. Whitethorn transports crude oil and condensate from Enterprise’s Midland terminal to Enterprise’s Sealy terminal and connects with Enterprise’s Rancho II pipeline in Sealy to deliver into ECHO storage and greater Houston market. Shippers have access to refineries in Houston, Texas City, Beaumont, and Port Arthur, Texas, and Enterprise’s crude-oil export facilities.

Panola pipeline

•Supply and delivery points. The Panola pipeline transports NGLs from Panola County, Texas, to Mont Belvieu, Texas. As of December 31, 2022, the Panola pipeline had multiple committed shippers. The Panola pipeline provides capacity to other shippers at the posted FERC-based rates.

Red Bluff Express pipeline

•Customers. As of December 31, 2022, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The Red Bluff Express pipeline also provides capacity to other shippers at the posted FERC-based rates. In December 2020, WES entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline.

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
For example, in October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on (i) the safety of gas-transmission pipelines, (ii) the safety of hazardous liquid pipelines, and (iii) enhanced emergency-order procedures. The gas-transmission rule (i.e., the first of the three parts of the Mega Rule) requires operators of gas-transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the MOP. In addition, the rule updates reporting and records-retention standards for gas-transmission pipelines. This rule took effect on July 1, 2020. In November 2021, PHMSA released the second part of the Mega Rule to expand regulations on U.S. natural-gas gathering lines. This rule requires operators of all onshore gas-gathering lines to report incidents and file annual reports and imposes additional safety requirements for larger diameter (i.e., outer diameters of 8.625 inches or greater), higher operating pressure gas-gathering lines. In August 2022, PHMSA released the third and final part of the Mega Rule. This rule increases corrosion control requirements, requires inspections following extreme weather events, extends the management of change process to non-high consequence areas, and strengthens repair criteria. The final part of the Mega Rule will become effective in May 2023 with certain implementation deadlines starting in February 2024.
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

Interstate Natural-Gas Pipeline Regulation
Regulation of pipeline-transportation services may affect certain aspects of our business and the market for our products and services. The operations of our MIGC pipeline and the West Texas complex residue lines (exiting our Ramsey and Ranch Westex processing plants) are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural-gas companies that provide natural-gas pipeline-transportation services in interstate commerce. Federal regulation extends to such matters as the following:
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
Interstate Liquids-Pipeline Regulation
Regulation of interstate liquids-pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL pipeline provides interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. We also own interests in FRP, TEP, Saddlehorn, Panola, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier under the same statues and regulations. FERC regulation requires that interstate liquid-pipeline rates, including rates for transportation of NGLs and crude oil, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs and crude-oil pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease rates in accordance with an index adjustment specified by FERC. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, FERC established the index level for the five-year period commencing on July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer-price index for finished goods (“PPI-FG”) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022, through June 30, 2026. FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. Pending appellate review could result in a further change to the index. An indexed rate is subject to challenge if the increase is substantially in excess of changes in the pipeline’s operating costs. Under FERC’s regulations, an NGLs or crude-oil pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A pipeline also can support a rate by showing that it has been agreed to by all shippers or by obtaining advance approval to charge market-based rates. Both White Cliffs and Saddlehorn pipelines have been granted market-based rate authority by the FERC.
The Interstate Commerce Act permits interested persons to challenge proposed new rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months pending an investigation. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just-and-reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own initiative, a changed rate and may order a carrier to reduce its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just-and-reasonable rate for a period of up to two years prior to the filing of a complaint. FERC’s Revised Policy on Treatment of Income Taxes (“Revised Policy Statement”), that no longer permits MLPs to recover an income tax allowance in cost-of-service rates, applies to our pipelines regulated under the Interstate Commerce Act. The Revised Policy Statement may result in an adverse impact on revenues associated with the indexed or cost-of-service rates of our FERC-regulated interstate pipelines.
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

Natural-Gas Gathering Pipeline Regulation
Regulation of gas-gathering pipeline services may affect certain aspects of our business and the market for our products and services. Natural-gas gathering facilities are exempt from the jurisdiction of FERC. We believe that our gas-gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of our gas pipelines other than MIGC and the West Texas complex residue lines. However, the distinction between FERC-regulated gas-transmission services and federally unregulated gathering services has been the subject of substantial litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts, or Congress. FERC makes jurisdictional determinations on a case-by-case basis. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our natural-gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural-gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

•Reduction of Methane Emissions by the Oil and Gas Industry. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds (“VOC”) from certain new, modified, and reconstructed oil and natural-gas production and natural-gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS to, among other things, hydraulically fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural-gas processing plants and pneumatic pumps. In November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural-gas sector. In November 2022, the EPA issued a supplemental proposal to update, strengthen, and expand its November 2021 proposal. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. At the state level, some states where we conduct operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural-gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, methane fees, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020, which became effective in November 2016, and to which the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50% - 52% below 2005 levels by 2030, and achieving net zero GHG-emissions economy-wide by no later than 2050. Additionally, in Colorado, the Colorado Air Quality Control Commission adopted regulations in December 2021 that increase leak detection and repair inspections at oil and natural-gas facilities and required the reduction of methane emissions from certain oil and natural-gas operations. The implementation of substantial limitations on GHG emissions in areas where we conduct operations could result in increased compliance costs to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and have a material adverse effect on our business, financial condition, and results of operations.

We also dispose of produced water generated from oil and natural-gas production operations. The legal standards related to the disposal of produced water into producing or non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. For example, Colorado has issued regulations governing the issuance of underground injection-control permits that limit the maximum injection pressure, rate, and volume of water. Similarly, the Texas Railroad Commission has adopted rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and seismic activity, and has also issued directives requiring certain wells to restrict or suspend disposal-well operations near where faults exist or where seismic events have occurred. Another consequence of seismic events near produced-water disposal wells is the introduction of class action lawsuits, which allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. One or more of these developments could result in additional regulation and restrictions on our use of injection wells to dispose of produced water, which could have a material adverse effect on our results of operations, capital expenditures and operating costs, and financial condition.

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

HUMAN CAPITAL RESOURCES

The officers of our general partner manage our operations and activities under the direction and supervision of the Board. As of December 31, 2022, WES employed 1,217 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be good. Our 2022 voluntary attrition rate was 11.43%, which we believe is reasonable for our industry and market conditions during the year.
Our ability to provide exceptional customer service and generate value for our stakeholders is dependent on our success in recruiting and retaining top talent. To that end, we offer our employees competitive compensation packages and incentive-based awards, as well as a comprehensive offering of health and retirement benefits. In addition, we offer our employees a wide range of programs to help foster work-life balance and support working families, including flexible work schedules and a generous paid-time-off program. We have also implemented social involvement and volunteering programs to support our people and the communities in which we live and work.
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
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose. For the year ended December 31, 2022, 55% of Total revenues and other, 35% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 80% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
Further, we are subject to the risk of non-payment or non-performance by Occidental, including with respect to our gathering and transportation agreements. We cannot predict the extent to which Occidental’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Occidental’s ability to perform under its commercial agreements with us. Accordingly, any material non-payment or non-performance by Occidental could reduce our ability to make distributions to our unitholders.
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
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. For example, WES Operating currently has $3.1 billion of outstanding senior notes that provide for changes to the coupon rates following changes in WES Operating’s credit ratings. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2022, there were $5.1 million in letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
Sustained low natural-gas, NGLs, or oil prices and volatility of such prices could adversely affect our business.
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
In general terms, the prices of natural gas, oil, condensate, NGLs, and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. For example, during 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. Although commodity prices have recovered from those lows, they remain subject to volatility that could negatively impact our and our customers’ financial outlooks and activity levels.
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
Although inflation in the United States has been relatively low in recent years, the U.S. economy currently is experiencing significant inflation relative to historical precedent from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued inflation has raised our costs for labor, materials, fuel, and services, thereby increasing our operating costs and capital expenditures, and these costs may continue to increase. While we cannot predict any future trends in the rate of inflation, the aforementioned factors have brought significant uncertainty to the near-term economic outlook. Further increases in inflation would raise our costs for labor, materials, fuel, and services, and to the extent we are unable to recover higher costs through our commercial agreements, would negatively impact our profitability and cash flows available for distribution to unitholders.
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
To pay the announced fourth-quarter 2022 distribution of $0.50000 per unit per quarter, or $2.00000 per unit per year, we require per-quarter available cash of $196.6 million, or $786.4 million per year, based on the number of common units outstanding at February 1, 2023. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
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
On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. This legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission (“COGCC”) has changed from fostering energy development in the state to regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to assume an increased role in regulating oil and natural-gas operations within their jurisdictions in a manner that may be more stringent than state-level rules. Effective January 15, 2021, COGCC began implementing the new Senate Bill 19-181 rules that include a unified permitting process, increased setbacks from schools, limitations on venting and flaring, enhanced wildlife protections, and, in conjunction with the Colorado Department of Public Health and Environment, requirements to evaluate the cumulative impacts of oil and gas operations. Additional Senate Bill 19-181 rulemakings may be expected. Operators are adjusting to the new requirements, but are experiencing delayed drilling permit issuance and potentially will face increased operating costs, which could have a material adverse effect on our customers in Colorado, which in turn could reduce statewide demand for our midstream services significantly.
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
We dispose of produced water generated from oil and natural-gas production operations. The legal requirements related to the disposal of produced water into producing or non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. These developments could result in additional regulation and restrictions on our use of injection wells to dispose of produced water, including a possible shut down of wells, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. While the oil and gas industry has rebounded from the lows seen in 2020, the repricing of credit risk and the relatively weak industry conditions in recent years have made, and will likely continue to make, it difficult for some entities to obtain funding. Future downturns in our industry could increase our cost of obtaining financing from the credit markets as a result of increased rates of return required by many lenders and institutional investors. In such a situation, our lenders could tighten lending standards, refuse to provide funding on terms similar to our current debt, or reduce, or in some cases, refuse to provide funding. Further, we may be unable to obtain adequate funding under the RCF if our lending counterparties become unable to meet their funding obligations. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make cash distributions to our unitholders.
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
Some portions of our pipeline systems have been in service for several decades, and we have a limited ownership history with respect to certain of our assets. There also could be unknown events or conditions, or increased maintenance or repair expenses, and downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.
Some portions of the pipeline systems that we operate were in service for many decades, prior to our purchase of these systems. Consequently, there may be historical occurrences or latent issues regarding our pipeline systems that our executive management may be unaware of and that may have a material adverse effect on our business and results of operations. The age or condition of our pipeline systems also could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. In addition, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by COVID-19 lockdowns or geopolitical events, such as the Russian invasion of Ukraine), which may result in the suspension of operations of the impacted assets until such activities can be completed. Any significant increase in maintenance and repair expenditures, loss of revenue due to the age or condition of our pipeline systems, or delays in completing necessary maintenance or repairs could adversely affect our business and results of operations.
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
Investors’ increased focus and activism related to ESG and similar matters may constrain our ability to raise capital. Any material limitations on our ability to access capital as a result of such scrutiny could limit our ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, such activism could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

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
We had 384,070,984 common units outstanding as of December 31, 2022. Occidental currently holds 190,281,578 common units, representing 49.5% of our outstanding common units. Occidental’s shelf registration statement currently allows for the offer and sale of approximately 30.3 million common units, or 7.9% of our common units as of December 31, 2022, from time to time. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
Non-U.S. unitholders are subject to U.S. federal income tax on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our units will generally be considered to be effectively connected income and subject to U.S. federal income tax. As a result, distributions to non-U.S. unitholders will be reduced by withholding taxes at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Additionally, distributions to non-U.S. unitholders occurring on or after January 1, 2023, will be subject to an additional 10% withholding tax on the amount of any distribution in excess of our cumulative net income that has not been previously distributed. The determination of cumulative net income is complex and unclear in certain respects, and we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to the additional 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Treasury regulations and recent Treasury guidance further provide that for transfers of interests in a publicly traded partnership occurring on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisor before investing in our common units.
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
On October 29, 2020, WGR Operating, LP (“WGR”), on behalf of itself and derivatively on behalf of Mont Belvieu JV, filed suit against Enterprise Products Operating, LLC (“Enterprise”) and Mont Belvieu JV (as a nominal defendant) in the District Court of Harris County, Texas. Our lawsuit seeks a declaratory judgment regarding proper revenue allocation as set forth in the Operating Agreement between Mont Belvieu JV (of which WGR is a 25% owner) and Enterprise (the “Operating Agreement”) related to fractionation trains at the Mont Belvieu complex in Chambers County, Texas. Specifically, the Operating Agreement sets forth a revenue allocation structure, whereby revenue would be allocated to the various fracs at the Mont Belvieu complex in sequential order, with Fracs VII and VIII (which are owned by Mont Belvieu JV) following Fracs I through VI, but preceding any “Later Frac Facilities.” Subsequent to the construction of Fracs VII and VIII, Enterprise built Fracs IX, X, and XI, which it wholly owns, and has treated such subsequent fracs as outside the Mont Belvieu revenue allocation. We do not believe Enterprise’s attempt to bypass the agreed-to revenue allocation is proper under the parties’ agreements and now seek judicial determination. We currently sue only for declaratory judgment to avoid potential future damages. We cannot make any assurances regarding the ultimate outcome of this proceeding and its resulting impact on WGR or WES.
On November 22, 2022, WGR filed suit against Enterprise Crude Oil LLC (“ECO”) in the District Court of Harris County, Texas. Our lawsuit alleges that ECO breached a contract related to the Whitethorn joint venture pursuant to which ECO must share with WGR certain of the profits and losses generated by ECO’s hydrocarbon trading activity conducted utilizing the Whitethorn pipeline. Specifically, we claim that ECO has engaged in trades knowing that the revenue to be realized would be less than the minimum floor set under the contract and has failed to allocate revenues and expenses as prescribed by the contract, resulting in improper losses to WGR. Enterprise has filed a counterclaim to our lawsuit, alleging that, between 2017 and 2019, it had mistakenly overpaid WGR approximately $12.0 million in trading profits and seeking recovery of such amount. We cannot make any assurances regarding the ultimate outcome of this proceeding and its resulting impact on WGR or WES.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 16, 2023, there were 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards to our outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 1,928,415 and 9,500,000 units, respectively, remained available for future issuance as of December 31, 2022. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the fourth quarter of 2022:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2022	523,858	$25.93	523,858	$539,340,520
November 1-30, 2022	175,422	26.79	175,422	784,641,400
December 1-31, 2022	850,668	26.13	850,668	762,409,380
Total	1,549,948	26.14	1,549,948
______________________________________________________________________________________
(1)In February 2022, WES announced a $1.0 billion purchase program, pursuant to which we may purchase up to $1.0 billion in aggregate value of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

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

General partner interest. As of December 31, 2022, our general partner owned a 2.3% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2022 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of December 31, 2022, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2022, included the following:

•WES Operating redeemed the $502.2 million total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value.

•We repurchased 19,532,305 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $487.6 million. In November 2022, the Board authorized an increase in the repurchase program from $1.0 billion to $1.25 billion.

•Our fourth-quarter 2022 per-unit distribution is unchanged from the third-quarter 2022 per-unit distribution of $0.50000.

•In November 2022, we sold our 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing.

•In September 2022, we acquired the remaining 50% interest in Ranch Westex from a third party for $40.1 million.

•Natural-gas throughput attributable to WES totaled 4,210 MMcf/d for the year ended December 31, 2022, representing a 1% increase compared to the year ended December 31, 2021.

•Crude-oil and NGLs throughput attributable to WES totaled 676 MBbls/d for the year ended December 31, 2022, representing a 3% increase compared to the year ended December 31, 2021.

•Produced-water throughput attributable to WES totaled 836 MBbls/d for the year ended December 31, 2022, representing a 19% increase compared to the year ended December 31, 2021.

•Gross margin was $2.2 billion for the year ended December 31, 2022 representing a 12% increase compared to the year ended December 31, 2021. See Reconciliation of Non-GAAP Financial Measures within this Item 7.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $1.32 per Mcf for the year ended December 31, 2022, representing a 6% increase compared to the year ended December 31, 2021.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $2.46 per Bbl for the year ended December 31, 2022, representing an 8% increase compared to the year ended December 31, 2021.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $0.94 per Bbl for the year ended December 31, 2022, representing a 1% increase compared to the year ended December 31, 2021.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,470	1,256	17%	1,297	(3)%
DJ Basin	1,331	1,369	(3)%	1,305	5%
Equity investments	483	463	4%	445	4%
Other	1,082	1,215	(11)%	1,386	(12)%
Total throughput for natural-gas assets	4,366	4,303	1%	4,433	(3)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	198	183	8%	189	(3)%
DJ Basin	82	90	(9)%	101	(11)%
Equity investments	373	366	2%	381	(4)%
Other	37	33	12%	41	(20)%
Total throughput for crude-oil and NGLs assets	690	672	3%	712	(6)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	853	717	19%	712	1%
Total throughput for produced-water assets	853	717	19%	712	1%

OUR OPERATIONS

Our results primarily are driven by the volumes of natural gas, NGLs, crude oil, and produced water we service through our systems. In our operations, we contract with customers to provide midstream services focused on natural gas, NGLs, crude oil, and produced water. We gather natural gas from individual wells or production facilities located near our gathering systems, and the natural gas may be compressed and delivered to a processing plant, treating facility, or downstream pipeline, and ultimately to end users. We treat and process a significant portion of the natural gas that we gather so that it will satisfy required specifications for pipeline transportation. We gather crude oil from individual wells or production facilities located near our gathering systems, and in some cases, treat or stabilize the crude oil to satisfy required specifications for pipeline transportation. We also gather and dispose of produced water.
We operate in Texas, New Mexico, Colorado, Utah, Wyoming, and North-central Pennsylvania, with a substantial portion of our business concentrated in West Texas and the Rocky Mountains. For example, for the year ended December 31, 2022, our West Texas and DJ Basin assets provided (i) 52% and 32%, respectively, of Total revenues and other, (ii) 38% and 34%, respectively, of our throughput for natural-gas assets (excluding equity-investment throughput), (iii) 62% and 26%, respectively, of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2022, 55% of Total revenues and other, 35% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 80% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
For the year ended December 31, 2022, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities or (ii) actual recoveries differ from contractual recoveries under certain of our processing agreements.
We also have indirect exposure to commodity-price risk in that the relatively volatile commodity-price environment has caused and may continue to cause current or potential customers to alter drilling or production schedules in certain areas, which could cause variability in the volumes of hydrocarbons available to our systems. We also bear limited commodity-price risk through the settlement of imbalances. Read Item 7A. Quantitative and Qualitative Disclosures About Market Risk under Part II of this Form 10-K.

HOW WE EVALUATE OUR OPERATIONS

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) throughput, (ii) operating and maintenance expenses, (iii) general and administrative expenses, (iv) capital expenditures, and (v) the following non-GAAP financial measures: Adjusted gross margin, Adjusted EBITDA, and Free cash flow (see Reconciliation of Non-GAAP Financial Measures within this Item 7).

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

Operating and maintenance expenses. We monitor operating and maintenance expenses to assess the impact of these costs on asset profitability and to evaluate the overall efficiency of our operations. Operating and maintenance expenses include, among other things, field labor, chemical and treating services, maintenance and integrity management costs, utility costs, equipment rentals, regulatory compliance, environmental remediation, land-related costs, insurance, and contract services.

General and administrative expenses. To assess the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses by way of comparison to prior periods and to the annual budget.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures associated with growth and maintenance projects is closely monitored. Rates of return are analyzed before capital projects are approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approved.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Commodity purchase and sale agreements. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, we no longer recognize service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. Year-over-year variances for the year ended December 31, 2021, include the following impacts related to this change (i) decrease of $45.9 million in Service revenues – fee based, (ii) decrease of $21.2 million in Product sales, and (iii) decrease of $67.1 million in Cost of product expense. These changes had no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate our operations (see Reconciliation of Non-GAAP Financial Measures within this Item 7). See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex, Springfield system, DJ Basin oil system, Marcellus Interest systems, and DBM oil and water systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. Annual adjustments are made to cost-of-service rates charged under these agreements, and for certain of them, a cumulative catch-up revenue adjustment related to services already provided may be recorded. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, certain of our natural-gas processing agreements provide our producer customers with the option to receive an actual or fixed amount of NGLs recoveries (or in some cases, the financial equivalent thereof). Our customers’ election, along with operational plant efficiency and commodity prices, could impact our profitability and cash flows. See Risk Factors under Part I, Item 1A of this Form 10-K.

Weather-related impacts. In February 2021, the U.S. experienced winter storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S., including Texas, and in March 2021, Colorado experienced a historic blizzard. Winter storm Uri adversely affected our volumes for approximately ten days and the blizzard in Colorado likewise disrupted our assets in that state. We estimate the impact of these weather events reduced our net income and Adjusted EBITDA (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) for the year ended December 31, 2021, by approximately $30 million due to lower volumes, the impact of commodity prices, and higher operating expenses related to utilities.

Impairments. We recognized long-lived asset and other impairments of $20.6 million, $30.5 million, and $203.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2020, we also recognized a goodwill impairment of $441.0 million, which reduced the carrying value of goodwill for the gathering and processing reporting unit to zero.
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

Acquisitions and divestitures. In November 2022, we sold our 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing. Total proceeds were received during the fourth quarter of 2022, resulting in a net gain on sale of $109.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. In September 2022, we acquired the remaining 50% interest in Ranch Westex from a third party for $40.1 million. Subsequent to the acquisition, (i) we are the sole owner and operator of the asset, (ii) Ranch Westex is no longer accounted for under the equity method of accounting, and (iii) the Ranch Westex gas processing plant is included as part of the operations of the West Texas complex.
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
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2022	2021	2020
Total revenues and other (1)	$3,251,721	$2,877,155	$2,772,592
Equity income, net – related parties	183,483	204,645	226,750
Total operating expenses (1)	1,950,992	1,745,573	2,129,063
Gain (loss) on divestiture and other, net	103,676	44	8,634
Operating income (loss)	1,587,888	1,336,271	878,913
Interest income – Anadarko note receivable	—	—	11,736
Interest expense	(333,939)	(376,512)	(380,058)
Gain (loss) on early extinguishment of debt	91	(24,944)	11,234
Other income (expense), net	1,603	(623)	1,025
Income (loss) before income taxes	1,255,643	934,192	522,850
Income tax expense (benefit)	4,187	(9,807)	5,998
Net income (loss)	1,251,456	943,999	516,852
Net income (loss) attributable to noncontrolling interests	34,353	27,707	(10,160)
Net income (loss) attributable to Western Midstream Partners, LP (2)	$1,217,103	$916,292	$527,012
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

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2022” refer to the comparison of the year ended December 31, 2022, to the year ended December 31, 2021, and any increases or decreases “for the year ended December 31, 2021” refer to the comparison of the year ended December 31, 2021, to the year ended December 31, 2020.

Throughput

	Year Ended December 31,
	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	409	466	(12)%	543	(14)%
Processing	3,474	3,374	3%	3,445	(2)%
Equity investments (1)	483	463	4%	445	4%
Total throughput	4,366	4,303	1%	4,433	(3)%
Throughput attributable to noncontrolling interests (2)	156	155	1%	159	(3)%
Total throughput attributable to WES for natural-gas assets	4,210	4,148	1%	4,274	(3)%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	317	306	4%	331	(8)%
Equity investments (1)	373	366	2%	381	(4)%
Total throughput	690	672	3%	712	(6)%
Throughput attributable to noncontrolling interests (2)	14	13	8%	14	(7)%
Total throughput attributable to WES for crude-oil and NGLs assets	676	659	3%	698	(6)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	853	717	19%	712	1%
Throughput attributable to noncontrolling interests (2)	17	14	21%	14	—%
Total throughput attributable to WES for produced-water assets	836	703	19%	698	1%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)For all periods presented, includes (i) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary and (ii) for natural-gas assets, the 25% third-party interest in Chipeta, which collectively represent WES’s noncontrolling interests.

Natural-gas assets

Gathering, treating, and transportation throughput decreased by 57 MMcf/d for the year ended December 31, 2022, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021, and (ii) production declines in the areas around the Marcellus Interest systems. These decreases were offset partially by higher volumes at the MIGC system.
Gathering, treating, and transportation throughput decreased by 77 MMcf/d for the year ended December 31, 2021, primarily due to (i) decreased volumes at the Bison treating facility, which was sold to a third party during the second quarter of 2021 and (ii) production declines and the impact of winter storm Uri at the Springfield gas-gathering system. These decreases were offset partially by increased production in the area around the Marcellus Interest systems.
Processing throughput increased by 100 MMcf/d for the year ended December 31, 2022, primarily due to higher volumes at the West Texas complex due to increased production in the area. This increase was offset partially by (i) lower volumes due to production declines in areas around the DJ Basin and Granger complexes and (ii) lower volumes at the Brasada complex due to downstream issues causing volumes to be diverted away from the plant during 2022.
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

Equity-investment throughput increased by 20 MMcf/d for the year ended December 31, 2022, primarily due to increased volumes on Red Bluff Express due to increased production in the area. This increase was offset partially by (i) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 7), and (ii) decreased volumes at the Rendezvous system due to production declines in the area.
Equity-investment throughput increased by 18 MMcf/d for the year ended December 31, 2021, primarily due to increased volumes on Red Bluff Express and at the Mi Vida plant, partially offset by (i) decreased volumes at the Rendezvous system due to production declines in the area and (ii) decreased volumes at the Fort Union system, which was sold to a third party during the fourth quarter of 2020.

Crude-oil and NGLs assets

Gathering, treating, and transportation throughput increased by 11 MBbls/d for the year ended December 31, 2022, primarily due to higher volumes at the DBM oil system resulting from increased production in the area, partially offset by lower volumes at the DJ Basin oil system resulting from production declines in the area.
Gathering, treating, and transportation throughput decreased by 25 MBbls/d for the year ended December 31, 2021, primarily due to (i) lower volumes at the DJ Basin and Springfield oil systems resulting from production declines in the areas and (ii) lower volumes at the DBM oil system due to lower production and the impact of winter storm Uri.
Equity-investment throughput increased by 7 MBbls/d for the year ended December 31, 2022, primarily due to higher volumes on FRP resulting from increased pipeline commitments. This increase was offset partially by (i) lower volumes on the Cactus II pipeline, which was sold to two third parties in the fourth quarter of 2022, and (ii) decreased volumes on the Whitethorn pipeline.
Equity-investment throughput decreased by 15 MBbls/d for the year ended December 31, 2021, primarily due to decreased volumes on the Whitethorn pipeline, partially offset by increased volumes on the Saddlehorn pipeline.

Produced-water assets

Gathering and disposal throughput increased by 136 MBbls/d for the year ended December 31, 2022, due to higher production and new third-party connections brought online during the fourth quarter of 2021 and in 2022.
Gathering and disposal throughput increased by 5 MBbls/d for the year ended December 31, 2021, due to increased volumes at the DBM water systems resulting from (i) higher production in the area, primarily during the second half of 2021, and (ii) new third-party connections brought online during the fourth quarter of 2021. These increases were offset partially by the impact of winter storm Uri.

Service Revenues

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Service revenues – fee based	$2,602,053	$2,462,835	6%	$2,584,323	(5)%
Service revenues – product based	249,692	122,584	104%	48,369	153%
Total service revenues	$2,851,745	$2,585,419	10%	$2,632,692	(2)%

Service revenues – fee based

Service revenues – fee based increased by $139.2 million for the year ended December 31, 2022, primarily due to increases of (i) $63.1 million at the West Texas complex due to increased throughput, partially offset by a lower average gathering fee primarily due to a cost-of-service rate redetermination effective January 1, 2022, (ii) $59.7 million at the DBM oil system due to increased throughput, increased deficiency fees, and the treatment of lease revenue under the operating and maintenance agreement with Occidental that was terminated effective December 31, 2021, (iii) $44.8 million at the DBM water systems due to increased throughput and increased deficiency fees, (iv) $9.2 million at the Marcellus Interest systems due to a higher average gathering fee, partially offset by decreased throughput, and (v) $8.2 million at the DJ Basin oil system primarily due to a higher cumulative catch-up adjustment for changes in estimated consideration in 2022 compared to 2021, partially offset by decreased throughput. These increases were offset partially by decreases of (i) $31.7 million at the DJ Basin complex due to decreased throughput, partially offset by increased deficiency fees, and (ii) $4.9 million at the Springfield system primarily due to lower cumulative catch-up adjustments for changes in estimated consideration in 2022 compared to 2021.
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

Service revenues – product based

Service revenues – product based increased by $127.1 million for the year ended December 31, 2022, primarily due to increases of (i) $81.4 million at the West Texas complex attributable to increases in pricing and volumes, along with changes in contract mix, (ii) $38.5 million at the DJ Basin complex due to changes in contract mix, and (iii) $4.2 million and $3.0 million at the DBM water systems and MGR assets, respectively, due to increases in pricing and volumes.
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

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Natural-gas sales	$129,187	$83,102	55%	$30,527	172%
NGLs sales	269,836	207,845	30%	108,032	92%
Total Product sales	$399,023	$290,947	37%	$138,559	110%
Per-unit gross average sales price:
Natural gas (per Mcf)	$5.66	$4.31	31%	$1.45	197%
NGLs (per Bbl)	40.51	33.69	20%	13.14	156%

Natural-gas sales

Natural-gas sales increased by $46.1 million for the year ended December 31, 2022, primarily due to increases of $45.7 million, $7.1 million, and $4.1 million at the West Texas complex, MGR assets, and Granger complex, respectively, attributable to increased average prices and volumes sold. These increases were offset partially by a decrease of $14.1 million at the DJ Basin complex due to decreased volumes sold, partially offset by an increase in average prices.
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

NGLs sales

NGLs sales increased by $62.0 million for the year ended December 31, 2022, primarily due to increases of (i) $31.4 million and $3.5 million at the DJ Basin and Granger complexes, respectively, due to an increase in average prices, partially offset by a decrease in volumes sold, and (ii) $14.5 million at the West Texas complex, $12.5 million at the Chipeta complex, and $4.4 million at the DBM water systems, attributable to increased average prices and volumes sold. These increases were offset partially by a decrease of $5.1 million at the Brasada complex due to a contract expiration in the third quarter of 2022.
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

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Equity income, net – related parties	$183,483	$204,645	(10)%	$226,750	(10)%

Equity income, net – related parties decreased by $21.2 million for the year ended December 31, 2022, primarily due to decreases of (i) $9.9 million at Saddlehorn due to decreases in revenues along with increases in operating expenses, (ii) $9.0 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 7), (iii) $8.4 million at Whitethorn LLC due to decreases in volumes resulting in lower revenues, (iv) $6.5 million at Cactus II due to the divestiture of our interest in the fourth quarter of 2022 (see Acquisitions and Divestitures within this Item 7), and (v) $4.5 million at Mont Belvieu JV due to increases in operating expenses, partially offset by increases in revenue. These decreases were offset partially by increases of $8.1 million and $7.6 million at TEP and FRP, respectively, due to increased volumes resulting in higher revenues.
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

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Residue purchases	$173,104	$146,709	18%	$65,193	125%
NGLs purchases	320,739	187,231	71%	131,964	42%
Other	(72,943)	(11,655)	NM	(9,069)	29%
Cost of product	420,900	322,285	31%	188,088	71%
Operation and maintenance	654,566	581,300	13%	580,874	—%
Total Cost of product and Operation and maintenance expenses	$1,075,466	$903,585	19%	$768,962	18%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases increased by $26.4 million for the year ended December 31, 2022, primarily due to increases of (i) $15.3 million at the West Texas complex attributable to increased volumes purchased and average prices, as well as changes in contract mix during 2022, (ii) $10.1 million at the Chipeta complex due to increased volumes purchased and average prices, and (iii) $6.1 million and $4.7 million at the MGR assets and the Granger complex, respectively, primarily attributable to increased average prices. These increases were offset partially by a decrease of $9.5 million at the DJ Basin complex primarily due to a change in contract mix during the second quarter of 2022.
Residue purchases increased by $81.5 million for the year ended December 31, 2021, primarily due to increases of (i) $58.7 million at the West Texas complex, $6.7 million at the Chipeta complex, and $6.3 million at the Hilight system attributable to increases in average prices and (ii) $9.2 million at the MGR assets attributable to an increase in average prices, partially offset by a decrease in volumes purchased. These increases were offset partially by a decrease of $5.2 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).

NGLs purchases
NGLs purchases increased by $133.5 million for the year ended December 31, 2022, primarily due to increases of (i) $76.7 million at the West Texas complex due to increased volumes purchased and average prices, as well as a change in contract mix during the second quarter of 2022, (ii) $58.5 million at the DJ Basin complex attributable to increased average prices and a change in contract mix during the second quarter of 2022, and (iii) $4.2 million at the DBM water systems due to increased average prices and volumes purchased. These increases were offset partially by a decrease of $4.6 million at the Brasada complex due to a contract expiration in the third quarter of 2022.
NGLs purchases increased by $55.3 million for the year ended December 31, 2021, primarily due to increases of (i) $53.3 million at the West Texas complex, $13.7 million at the Chipeta complex, and $8.2 million at the Granger complex attributable to increases in average prices, (ii) $35.2 million at the DJ Basin complex attributable to an increase in average prices and volumes purchased, and (iii) $4.1 million at the Brasada complex attributable to an increase in average prices, partially offset by a decrease in volumes purchased. These increases were offset partially by a decrease of $61.1 million resulting from a change in accounting for the marketing contracts with AESC effective April 1, 2020 (see Items Affecting the Comparability of Our Financial Results—Commodity purchase and sale agreements within this Item 7).

Other items

Other items decreased by $61.3 million for the year ended December 31, 2022, primarily due to decreases of $45.8 million and $21.0 million at the West Texas and DJ Basin complexes, respectively, attributable to changes in imbalance positions. These decreases were offset partially by an increase of $5.5 million at the MGR assets attributable to changes in imbalance positions.
Other items decreased by $2.6 million for the year ended December 31, 2021, primarily due to a decrease of $25.4 million at the DJ Basin complex due to changes in imbalance positions, partially offset by increases of $16.1 million at the West Texas complex and $5.1 million at the Chipeta complex, primarily due to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $73.3 million for the year ended December 31, 2022, primarily due to increases of (i) $15.4 million in chemicals and treating services, (ii) $14.8 million for maintenance and repair expense, (iii) $10.8 million for mechanical-integrity costs, (iv) $9.5 million for salaries and wages costs, (v) $9.4 million in regulatory and environmental expense, (vi) $9.1 million in utility expense, (vii) $7.3 million in land-related costs, and (viii) $4.2 million in water-disposal costs. These increases were offset partially by a decrease of $8.0 million in contract labor and consulting expense.
Operation and maintenance expense increased by $0.4 million for the year ended December 31, 2021, primarily due to increases of (i) $21.0 million attributable to higher utility expense, (ii) $6.4 million due to higher field-area costs, and (iii) $4.0 million in vehicle costs. These increases were offset partially by decreases of (i) $7.9 million attributable to lower contract labor and consulting expense, (ii) $6.7 million in water-disposal costs, (iii) $6.3 million due to lower regulatory and environmental expense, (iv) $5.9 million due to other operating costs, and (v) $4.5 million due to lower maintenance and repair expense.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
General and administrative	$194,017	$195,549	(1)%	$155,769	26%
Property and other taxes	78,559	64,267	22%	68,340	(6)%
Depreciation and amortization	582,365	551,629	6%	491,086	12%
Long-lived asset and other impairments	20,585	30,543	(33)%	203,889	(85)%
Goodwill impairment	—	—	—%	441,017	(100)%
Total other operating expenses	$875,526	$841,988	4%	$1,360,101	(38)%

General and administrative expenses

General and administrative expenses decreased by $1.5 million for the year ended December 31, 2022, primarily due to a decrease of $7.1 million in contract and consulting costs, primarily related to information technology services and fees incurred in 2021, partially offset by an increase of $5.9 million in personnel costs, including increased bonus-related expenses and other miscellaneous employee expenses.
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

Property and other taxes

Property and other taxes increased by $14.3 million for the year ended December 31, 2022, primarily due to increases in the state assessed portion of ad valorem property values resulting in increases for the DJ Basin complex.
Property and other taxes decreased by $4.1 million for the year ended December 31, 2021, primarily due to ad valorem tax decreases at the West Texas complex due to realized tax savings during 2021, partially offset by ad valorem tax increases in the DJ Basin due to higher tax rates.

Depreciation and amortization expense

Depreciation and amortization expense increased by $30.7 million for the year ended December 31, 2022, primarily due to (i) $14.2 million at the DJ Basin complex due to an acceleration of depreciation expense for revised service-life assumptions, (ii) $10.5 million resulting from capital projects being placed into service, (iii) $4.1 million of increased expense at the Hilight system, and (iv) $3.7 million at a transportation asset in Southwest Wyoming primarily as a result of a change in estimate for asset retirement obligations. These increases were offset partially by a decrease in depreciation expense of $3.3 million at the MGR assets.
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

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the year ended December 31, 2022, was primarily due to a $19.9 million other-than-temporary impairment of our investment in White Cliffs.

Long-lived asset and other impairment expense for the year ended December 31, 2021, was primarily due to (i) $14.2 million of impairments at the DJ Basin complex due to cancellation of projects and (ii) an $11.8 million other-than-temporary impairment of our investment in Ranch Westex.
Long-lived asset and other impairment expense for the year ended December 31, 2020, was primarily due to (i) $150.2 million of impairments for assets located in Wyoming and Utah, (ii) a $29.4 million other-than-temporary impairment of our investment in Ranch Westex, (iii) impairments of $16.7 million at the DJ Basin complex primarily due to the cancellation of projects and impairments of rights-of-way, and (iv) impairments of $3.8 million at the DBM oil system primarily due to the cancellation of projects
For further information on our equity investments and other-than-temporary impairments, see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For further information on Long-lived asset and other impairment expense, see Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Income – Anadarko Note Receivable and Interest Expense

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Interest income – Anadarko note receivable	$—	$—	—%	$11,736	(100)%

Long-term and short-term debt	$(326,949)	$(366,570)	(11)%	$(369,815)	(1)%
Finance lease liabilities	(414)	(861)	(52)%	(1,516)	(43)%
Commitment fees and amortization of debt-related costs	(12,212)	(12,705)	(4)%	(13,501)	(6)%
Capitalized interest	5,636	3,624	56%	4,774	(24)%
Interest expense	$(333,939)	$(376,512)	(11)%	$(380,058)	(1)%

Interest income
Interest income - Anadarko note receivable decreased by $11.7 million for the year ended December 31, 2021, due to the exchange of the Anadarko note receivable under the Unit Redemption Agreement in September 2020. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest expense
Interest expense decreased by $42.6 million for the year ended December 31, 2022, primarily due to decreases of (i) $21.3 million primarily due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 and 5.375% Senior Notes due 2021 during the second quarter of 2022 and first quarter of 2021, respectively, (ii) $16.8 million due to credit-rating related interest rate changes on the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050, (iii) $13.5 million due to credit-rating related interest rate changes and a lower outstanding balance on the 3.100% Senior Notes due 2025, and (iv) $2.7 million due to a lower outstanding balance on the 3.950% Senior Notes due 2025, a portion of which was repaid during the third quarter of 2021. These decreases were offset partially by an increase of $13.6 million due to higher outstanding borrowings and average interest rates under the RCF during 2022.
Interest expense decreased by $3.5 million for the year ended December 31, 2021, primarily due to decreases of (i) $21.2 million due to the redemption of the total principal amount outstanding of the 5.375% Senior Notes due 2021 during the first quarter of 2021, (ii) $5.7 million due to lower outstanding balances on the 4.000% Senior Notes due 2022, Floating Rate Notes due 2023, 3.950% Senior Notes due 2025, and 4.650% Senior Notes due 2026, portions of which were repaid during the third quarter of 2021, and (iii) $3.6 million due to lower outstanding borrowings under the RCF in 2021. These decreases were offset partially by (i) an increase of $26.4 million in additional interest incurred from higher effective interest rates resulting from credit-rating downgrades on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and (ii) a decrease of $1.2 million in capitalized interest due to decreased capital expenditures.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.

Income Tax Expense (Benefit)

	Year Ended December 31,
thousands except percentages	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Income (loss) before income taxes	$1,255,643	$934,192	34%	$522,850	79%
Income tax expense (benefit)	4,187	(9,807)	(143)%	5,998	NM
Effective tax rate	—%	NM		1%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the years ended December 31, 2022 and 2020, the variance from the federal statutory rate was primarily due to our Texas margin tax liability. For the year ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and our Texas margin tax liability.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

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

	Year Ended December 31,
thousands	2022	2021	2020
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$3,251,721	$2,877,155	$2,772,592
Less:
Cost of product	420,900	322,285	188,088
Depreciation and amortization	582,365	551,629	491,086
Gross margin	2,248,456	2,003,241	2,093,418
Add:
Distributions from equity investments	250,050	254,901	278,797
Depreciation and amortization	582,365	551,629	491,086
Less:
Reimbursed electricity-related charges recorded as revenues	81,764	74,405	79,261
Adjusted gross margin attributable to noncontrolling interests (1)	73,632	67,850	65,835
Adjusted gross margin	$2,925,475	$2,667,516	$2,718,205
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

To facilitate investor and industry analyst comparisons between us and our peers, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.

	Year Ended December 31,
thousands except per-unit amounts	2022	2021	2020
Gross margin
Gross margin for natural-gas assets (1)	$1,676,732	$1,536,163	$1,537,075
Gross margin for crude-oil and NGLs assets (1)	346,406	287,391	354,784
Gross margin for produced-water assets (1)	245,274	197,821	213,834
Per-Mcf Gross margin for natural-gas assets (2)	1.05	0.98	0.95
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.38	1.17	1.37
Per-Bbl Gross margin for produced-water assets (2)	0.79	0.76	0.82
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$2,031,600	$1,882,726	$1,820,926
Adjusted gross margin for crude-oil and NGLs assets	607,769	547,134	647,390
Adjusted gross margin for produced-water assets	286,106	237,656	249,889
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.32	1.24	1.16
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.46	2.28	2.54
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.94	0.93	0.98
_________________________________________________________________________________________
(1)Excludes corporate-level depreciation and amortization.
(2)Average for period. Calculated as Gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.
(3)Average for period. Calculated as Adjusted Gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

	Year Ended December 31,
thousands	2022	2021	2020
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$1,251,456	$943,999	$516,852
Add:
Distributions from equity investments	250,050	254,901	278,797
Non-cash equity-based compensation expense	27,783	27,676	22,462
Interest expense	333,939	376,512	380,058
Income tax expense	4,187	4,403	10,278
Depreciation and amortization	582,365	551,629	491,086
Impairments (1)	20,585	30,543	644,906
Other expense	555	1,468	1,953
Less:
Gain (loss) on divestiture and other, net	103,676	44	8,634
Gain (loss) on early extinguishment of debt	91	(24,944)	11,234
Equity income, net – related parties	183,483	204,645	226,750
Interest income – Anadarko note receivable	—	—	11,736
Other income	1,648	585	2,785
Income tax benefit	—	14,210	4,280
Adjusted EBITDA attributable to noncontrolling interests (2)	54,049	49,901	50,607
Adjusted EBITDA	$2,127,973	$1,946,690	$2,030,366
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$1,701,426	$1,766,852	$1,637,418
Interest (income) expense, net	333,939	376,512	368,322
Accretion and amortization of long-term obligations, net	(7,142)	(7,635)	(8,654)
Current income tax expense (benefit)	2,188	(37)	2,702
Other (income) expense, net	(1,603)	623	(1,025)
Cash paid to settle interest-rate swaps	—	—	25,621
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Changes in assets and liabilities:
Accounts receivable, net	116,296	(16,366)	193,688
Accounts and imbalance payables and accrued liabilities, net	7,812	(114,887)	(144,437)
Other items, net	(34,791)	(49,856)	(24,822)
Adjusted EBITDA attributable to noncontrolling interests (2)	(54,049)	(49,901)	(50,607)
Adjusted EBITDA	$2,127,973	$1,946,690	$2,030,366
Cash flow information
Net cash provided by operating activities	$1,701,426	$1,766,852	$1,637,418
Net cash used in investing activities	(218,237)	(257,538)	(448,254)
Net cash provided by (used in) financing activities	(1,398,532)	(1,752,237)	(844,204)
_________________________________________________________________________________________
(1)Includes goodwill impairment for the year ended December 31, 2020. See Note 10—Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Year Ended December 31,
thousands	2022	2021	2020
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$1,701,426	$1,766,852	$1,637,418
Less:
Capital expenditures	487,228	313,674	423,602
Contributions to equity investments – related parties	9,632	4,435	19,388
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Free cash flow	$1,268,463	$1,490,128	$1,226,588
Cash flow information
Net cash provided by operating activities	$1,701,426	$1,766,852	$1,637,418
Net cash used in investing activities	(218,237)	(257,538)	(448,254)
Net cash provided by (used in) financing activities	(1,398,532)	(1,752,237)	(844,204)

Gross margin. Refer to Operating Results within this Item 7 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $245.2 million for the year ended December 31, 2022, due to a $374.6 million increase in total revenues and other, partially offset by (i) a $98.6 million increase in cost of product and (ii) a $30.7 million increase in depreciation and amortization.
Gross margin decreased by $90.2 million for the year ended December 31, 2021, due to (i) a $134.2 million increase in cost of product and (ii) a $60.5 million increase in depreciation and amortization. These amounts were offset partially by a $104.6 million increase in total revenues and other.

Net income (loss). Refer to Operating Results within this Item 7 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $307.5 million for the year ended December 31, 2022, primarily due to (i) a $374.6 million increase in total revenues and other, (ii) a $103.6 million increase in gain (loss) on divestiture and other, net, and (iii) a $42.6 million decrease in interest expense. These amounts were offset partially by a $205.4 million increase in total operating expenses.
Net income (loss) increased by $427.1 million for the year ended December 31, 2021, primarily due to (i) a $383.5 million decrease in total operating expenses and (ii) a $104.6 million increase in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 7 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2022	2021	Inc/ (Dec)	2020	Inc/ (Dec)
Adjusted gross margin	$2,925,475	$2,667,516	10%	$2,718,205	(2)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.32	1.24	6%	1.16	7%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.46	2.28	8%	2.54	(10)%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.94	0.93	1%	0.98	(5)%
Adjusted EBITDA	2,127,973	1,946,690	9%	2,030,366	(4)%
Free cash flow	1,268,463	1,490,128	(15)%	1,226,588	21%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin increased by $258.0 million for the year ended December 31, 2022, primarily due to (i) strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, partially offset by a lower average gathering fee primarily due to a cost-of-service rate redetermination effective January 1, 2022, (ii) increased throughput and deficiency fee revenues at the DBM water and DBM oil systems, (iii) a higher average gathering fee at the Marcellus Interest systems, partially offset by decreased throughput, and (iv) a higher cumulative catch-up adjustment for changes in estimated consideration in 2022 compared to 2021 at the DJ Basin oil system (see Revenue and cost of product under Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), partially offset by decreased throughput. These increases were offset partially by (i) a decrease in distributions from Whitethorn LLC and (ii) lower cumulative catch-up adjustments for changes in estimated consideration in 2022 compared to 2021 at the Springfield system.
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

Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.08 for the year ended December 31, 2022, primarily due to strong plant performance and contract mix leading to increased product recoveries, coupled with higher commodity prices and increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
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
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.18 for the year ended December 31, 2022, primarily due to (i) increased throughput and increased deficiency fee revenues at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, (ii) a higher cumulative catch-up adjustment for changes in estimated consideration in 2022 compared to 2021 at the DJ Basin oil system, and (iii) an increase in distributions from Cactus II. These increases were offset partially by (i) lower cumulative catch-up adjustments for changes in estimated consideration in 2022 compared to 2021 at the Springfield system, (ii) a decrease in distributions from Saddlehorn and Whitethorn LLC, and (iii) increased throughput on FRP, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
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

Adjusted EBITDA. Adjusted EBITDA increased by $181.3 million for the year ended December 31, 2022, primarily due to a $374.6 million increase in total revenues and other. This amount was offset partially by (i) a $98.4 million increase in cost of product expense (net of lower of cost or market inventory adjustments), (ii) a $73.3 million increase in operation and maintenance expenses, (iii) a $14.3 million increase in property taxes, and (iv) a $4.9 million decrease in distributions from equity investments.
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

Free cash flow. Free cash flow decreased by $221.7 million for the year ended December 31, 2022, primarily due to (i) a $173.6 million increase in capital expenditures, (ii) a $65.4 million decrease in net cash provided by operating activities, and (iii) a $5.2 million increase in contributions to equity investments. These amounts were offset partially by a $22.5 million increase in distributions from equity investments in excess of cumulative earnings.
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
See Capital Expenditures and Historical Cash Flow within this Item 7 for further information.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, NYMEX West Texas Intermediate crude-oil daily settlement prices during 2021 ranged from a low of $47.62 per barrel in January 2021 to a high of $84.65 per barrel in October 2021, and prices during the year ended December 31, 2022, ranged from a high of $123.70 per barrel in March 2022 to a low of $71.02 per barrel in December 2022. The extent and duration of the recent commodity-price volatility cannot be predicted.
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

Liquidity and access to capital markets. In addition to cash and cash equivalents and cash flows generated from operations, we have historically accessed the debt and equity capital markets to raise money to fund capital expenditures, to refinance long-term debt, to fund unit repurchases, and to fund acquisitions. From time to time, capital market turbulence and investor sentiment towards MLPs, and the broader energy industry, have raised our cost of capital and, in some cases, temporarily made certain sources of capital unavailable. If we require funding beyond our sources of liquidity and are either unable to access the capital markets or find alternative sources of capital at reasonable costs, our strategy may become more challenging to execute.

Changes in regulations. Our operations and the operations of our customers have been, and will continue to be, affected by political developments and federal, state, tribal, local, and other laws and regulations that are becoming more numerous, more stringent, and more complex. These laws and regulations include, among other things, limitations on hydraulic fracturing and other oil and gas operations, pipeline safety and integrity requirements, permitting requirements, environmental protection measures such as limitations on methane and other GHG emissions, and restrictions on produced-water disposal wells. In addition, in certain areas in which we operate, public protests of oil and gas operations are not uncommon. The number and scope of the regulations with which we and our customers must comply has a meaningful impact on our and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect the throughput on and profitability of our assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity as of December 31, 2022, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements, and other factors, and will be determined by the Board on a quarterly basis. We may rely on external financing sources, including equity and debt issuances, to fund capital expenditures and future acquisitions. However, we also may use operating cash flows to fund capital expenditures or acquisitions, which could result in borrowings under the RCF to fund equity or other short-term working capital requirements.
Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. We have made cash distributions to our unitholders each quarter since our initial public offering in 2012. The Board declared a cash distribution to unitholders for the fourth quarter of 2022 of $0.50000 per unit, or $196.6 million in the aggregate. The cash distribution was paid on February 13, 2023, to our unitholders of record at the close of business on February 1, 2023.
To facilitate the distribution of available cash, during 2022 we adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of our business, and is also contingent on the attainment of prior year-end net leverage levels (the ratio of our total principal debt outstanding less total cash on hand as of the end of such period, as compared to our trailing twelve months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7.
In February 2022, we announced a buyback program of up to $1.0 billion of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the year ended December 31, 2022, we repurchased 19,532,305 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $487.6 million. The units were canceled immediately upon receipt. As of December 31, 2022, we had an authorized amount of $762.4 million remaining under the program.
For the year ended December 31, 2023, we estimate that our total capital expenditures will be between $575.0 million to $675.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta).
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of December 31, 2022, we had a $3.4 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to the Floating-Rate Senior Notes being classified as short-term debt on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, there was $1.6 billion available for borrowing under the RCF. See Note 11—Selected Components of Working Capital and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2022	2021	2020
Acquisitions	$40,127	$—	$—
Capital expenditures (1)	487,228	313,674	423,602
Capital incurred (1)	534,342	324,150	307,644
_________________________________________________________________________________________
(1)For the years ended December 31, 2022, 2021, and 2020, included $5.6 million, $3.6 million, and $4.8 million, respectively, of capitalized interest.

Acquisitions for the year ended December 31, 2022, include the acquisition of the remaining 50% interest in Ranch Westex (see Acquisitions and Divestitures within this Item 7).
Capital expenditures increased by $173.6 million for the year ended December 31, 2022, primarily due to increases of (i) $119.9 million at the West Texas complex, primarily attributable to facility expansion, including ongoing construction of Mentone Train III, and pipeline projects, (ii) $31.8 million at the DBM water systems due to construction of additional water-disposal wells and facilities and pipeline projects, and (iii) $17.3 million at the DBM oil system, primarily related to an increase in pipeline, oil treating, and oil pumping projects. These increases were offset partially by a decrease of $8.9 million at the DJ Basin oil system, primarily related to a decrease in pipeline projects.

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

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2022	2021	2020
Net cash provided by (used in):
Operating activities	$1,701,426	$1,766,852	$1,637,418
Investing activities	(218,237)	(257,538)	(448,254)
Financing activities	(1,398,532)	(1,752,237)	(844,204)
Net increase (decrease) in cash and cash equivalents	$84,657	$(242,923)	$344,960

Operating activities. Net cash provided by operating activities decreased for the year ended December 31, 2022, primarily due to (i) the impact of changes in assets and liabilities and (ii) lower distributions from equity investments. These decreases were partially offset by (i) higher cash operating income and (ii) lower interest expense. Net cash provided by operating activities increased for the year ended December 31, 2021, primarily due to (i) the impact of changes in assets and liabilities, (ii) cash paid during the year ended December 31, 2020, to settle interest-rate swaps, and (iii) lower interest expense. These increases were offset partially by (i) lower cash operating income, (ii) lower distributions from equity-investment earnings, and (iii) lower interest income. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2022, primarily included the following:

•$487.2 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$40.1 million of cash paid for the acquisition of the remaining 50% interest in Ranch Westex;

•$9.6 million of capital contributions primarily paid to Red Bluff Express;

•$9.5 million of increases to materials and supplies inventory;

•$263.0 million in proceeds from the sale of our 15.00% interest in Cactus II; and

•$63.9 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2021, primarily included the following:

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

Financing activities. Net cash used in financing activities for the year ended December 31, 2022, primarily included the following:

•$1,015.0 million of repayments of outstanding borrowings under the RCF;

•$735.8 million of distributions paid to WES unitholders;

•$502.2 million to redeem the total principal amount outstanding of WES Operating’s 4.000% Senior Notes due 2022;

•$487.6 million of unit repurchases;

•$24.9 million of distributions paid to the noncontrolling interest owner of WES Operating;

•$10.7 million of distributions paid to the noncontrolling interest owner of Chipeta;

•$1,390.0 million of borrowings under the RCF, which were used for general partnership purposes and to redeem portions of certain of WES Operating’s senior notes; and

•$2.2 million of increases in outstanding checks.

Net cash used in financing activities for the year ended December 31, 2021, primarily included the following:

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

Debt and credit facilities. As of December 31, 2022, the carrying value of outstanding debt was $6.8 billion and we have estimated future interest and RCF fee payments totaling $325.0 million in 2023. See Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at December 31, 2022. The interest rate on the Floating-Rate Senior Notes was 5.04% at December 31, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating. In January 2022, S&P upgraded WES Operating’s long-term debt from “BB+” to “BBB-” and in March 2022, Moody’s upgraded WES Operating’s long-term debt from “Ba2” to “Ba1.” As a result of these upgrades, annualized borrowing costs decreased by $15.7 million.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of December 31, 2022, the Floating-Rate Senior Notes were classified as short-term debt on the consolidated balance sheet, and in January 2023, WES Operating redeemed the total principal amount outstanding at par value with cash on hand. As of December 31, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.
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
The RCF bears interest at an Adjusted Term SOFR (as defined in the RCF amendment), plus applicable margins ranging from 1.00% to 1.70%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.70%, based on WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.300% of the commitment amount (whether drawn or undrawn), which also is based on the senior unsecured debt rating.
As of December 31, 2022, there were $375.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.6 billion of available borrowing capacity under the RCF. As of December 31, 2022, the interest rate on any outstanding RCF borrowings was 5.92% and the facility-fee rate was 0.25%. As of December 31, 2022, the outstanding borrowings under the RCF were classified as long-term debt on the consolidated balance sheet and WES Operating was in compliance with all covenants under the RCF.
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

Finance lease liabilities. During the first quarter of 2020, WES entered into finance leases with third parties for equipment and vehicles. Certain of these equipment leases were amended during the third quarter of 2021 requiring reassessment of lease classification. As a result, these leases were classified as operating leases. As of December 31, 2022, we have future finance-lease payments of $2.7 million in 2023 and a total of $5.3 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2022, we expect to incur asset retirement costs of $10.5 million in 2023 and a total of $290.0 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have entered into operating leases for corporate offices, field offices, easements, and equipment supporting our operations, with both Occidental and third parties as lessors. As of December 31, 2022, we have future operating-lease payments of $10.5 million in 2023 and a total of $41.7 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Pipeline commitments. In December 2020, we entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline. As of December 31, 2022, we have estimated future minimum-volume-commitment fees of $3.7 million in 2023 and a total of $7.4 million in years thereafter.

Offload commitments. During the year ended December 31, 2022, we entered into offload agreements with third parties providing firm-processing capacity through 2025. As of December 31, 2022, we have future minimum payments under offload agreements totaling $16.8 million in 2023 and a total of $10.5 million in years thereafter.

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
Our ability to make cash distributions to our unitholders may be adversely impacted if Occidental becomes unable to perform under the terms of gathering, processing, transportation, and disposal agreements.

ITEMS AFFECTING THE COMPARABILITY OF FINANCIAL RESULTS WITH WES OPERATING

Our consolidated financial statements include the consolidated financial results of WES Operating. Our results of operations do not differ materially from the results of operations and cash flows of WES Operating, which are reconciled below.

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2022	2021	2020
Net income (loss) attributable to WES	$1,217,103	$916,292	$527,012
Limited partner interest in WES Operating not held by WES (1)	24,899	18,765	10,830
General and administrative expenses (2)	2,656	2,932	3,552
Other income (expense), net	(45)	(11)	(17)
Income taxes	7	9	—
Net income (loss) attributable to WES Operating	$1,244,620	$937,987	$541,377
_________________________________________________________________________________________
(1)Represents the portion of net income (loss) allocated to the limited partner interest in WES Operating not held by WES. A subsidiary of Occidental held a 2.0% limited partner interest in WES Operating for all periods presented.
(2)Represents general and administrative expenses incurred by WES separate from, and in addition to, those incurred by WES Operating.

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2022	2021	2020
WES net cash provided by operating activities	$1,701,426	$1,766,852	$1,637,418
General and administrative expenses (1)	2,656	2,932	3,552
Non-cash equity-based compensation expense	(570)	6,912	(7,858)
Changes in working capital	(9,341)	(11,315)	7,556
Other income (expense), net	(45)	(11)	(17)
Income taxes	7	9	—
WES Operating net cash provided by operating activities	$1,694,133	$1,765,379	$1,640,651

WES net cash provided by (used in) financing activities	$(1,398,532)	$(1,752,237)	$(844,204)
Distributions to WES unitholders (2)	735,755	533,758	695,834
Distributions to WES from WES Operating (3)	(1,219,635)	(734,034)	(756,112)
Increase (decrease) in outstanding checks	103	(68)	(35)
Unit repurchases	487,590	217,465	32,535
Other	9,326	4,336	—
WES Operating net cash provided by (used in) financing activities	$(1,385,393)	$(1,730,780)	$(871,982)
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

Impairments of property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control; therefore, the assets acquired were initially recorded at Anadarko’s historic carrying value. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
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

We recognized long-lived asset and other impairments of $20.6 million, $30.5 million, and $203.9 million (all of which include an other-than-temporary impairment expense of an equity investment) for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2022, 2021, and 2020.

Fair value. Impairment analyses for long-lived assets, goodwill, equity investments, and the initial recognition of asset retirement obligations use Level-3 inputs. Management also estimates the fair value of assets and liabilities acquired in a third-party business combination or exchanged in non-monetary transactions. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
For the year ended December 31, 2022, 93% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of the below-described imbalances.
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

Interest-rate risk. The Federal Open Market Committee made no changes to its target range for the federal funds rate in 2021 and increased its target range seven times during the year ended December 31, 2022. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of December 31, 2022, we had (i) $375.0 million of outstanding borrowings under the RCF that bear interest at a rate based on SOFR or an alternative base rate at WES Operating’s option, and (ii) the Floating-Rate Senior Notes (repaid in January 2023) that bear interest at a rate based on LIBOR. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at December 31, 2022, it would impact the fair value of the senior notes. In addition, the transition from LIBOR to SOFR as a result of reference rate reform is not expected to materially impact interest expense on our outstanding borrowings.
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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022.

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

February 22, 2023

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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
February 22, 2023

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 22, 2023

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2022	2021	2020
Revenues and other
Service revenues – fee based	$2,602,053	$2,462,835	$2,584,323
Service revenues – product based	249,692	122,584	48,369
Product sales	399,023	290,947	138,559
Other	953	789	1,341
Total revenues and other (1)	3,251,721	2,877,155	2,772,592
Equity income, net – related parties	183,483	204,645	226,750
Operating expenses
Cost of product	420,900	322,285	188,088
Operation and maintenance	654,566	581,300	580,874
General and administrative	194,017	195,549	155,769
Property and other taxes	78,559	64,267	68,340
Depreciation and amortization	582,365	551,629	491,086
Long-lived asset and other impairments (2)	20,585	30,543	203,889
Goodwill impairment	—	—	441,017
Total operating expenses (3)	1,950,992	1,745,573	2,129,063
Gain (loss) on divestiture and other, net	103,676	44	8,634
Operating income (loss)	1,587,888	1,336,271	878,913
Interest income – Anadarko note receivable	—	—	11,736
Interest expense	(333,939)	(376,512)	(380,058)
Gain (loss) on early extinguishment of debt	91	(24,944)	11,234
Other income (expense), net	1,603	(623)	1,025
Income (loss) before income taxes	1,255,643	934,192	522,850
Income tax expense (benefit)	4,187	(9,807)	5,998
Net income (loss)	1,251,456	943,999	516,852
Net income (loss) attributable to noncontrolling interests	34,353	27,707	(10,160)
Net income (loss) attributable to Western Midstream Partners, LP	$1,217,103	$916,292	$527,012
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$1,217,103	$916,292	$527,012
General partner interest in net (income) loss	(27,541)	(19,815)	(11,104)
Limited partners’ interest in net income (loss) (4)	1,189,562	896,477	515,908
Net income (loss) per common unit – basic (4)	$3.01	$2.18	$1.18
Net income (loss) per common unit – diluted (4)	$3.00	$2.18	$1.18
Weighted-average common units outstanding – basic (4)	394,951	411,309	435,554
Weighted-average common units outstanding – diluted (4)	396,236	412,022	435,624
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.8 billion, $1.6 billion, and $1.8 billion for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(18.0) million, $86.2 million, and $182.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 6.
(4)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$286,656	$201,999
Accounts receivable, net	554,263	436,513
Other current assets	59,506	46,252
Total current assets	900,425	684,764
Property, plant, and equipment
Cost	13,365,593	12,846,078
Less accumulated depreciation	4,823,993	4,333,171
Net property, plant, and equipment	8,541,600	8,512,907
Goodwill	4,783	4,783
Other intangible assets	713,075	744,742
Equity investments	944,696	1,167,187
Other assets (1)	167,049	158,696
Total assets (2)	$11,271,628	$11,273,079
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$360,562	$326,061
Short-term debt	215,780	505,932
Accrued ad valorem taxes	72,875	44,955
Accrued liabilities	254,640	263,249
Total current liabilities	903,857	1,140,197
Long-term liabilities
Long-term debt	6,569,582	6,400,616
Deferred income taxes	14,424	12,425
Asset retirement obligations	290,021	298,275
Other liabilities	385,629	325,806
Total long-term liabilities	7,259,656	7,037,122
Total liabilities (3)	8,163,513	8,177,319
Equity and partners’ capital
Common units (384,070,984 and 402,993,919 units issued and outstanding at December 31, 2022 and 2021, respectively)	2,969,604	2,966,955
General partner units (9,060,641 units issued and outstanding at December 31, 2022 and 2021)	2,105	(8,882)
Total partners’ capital	2,971,709	2,958,073
Noncontrolling interests	136,406	137,687
Total equity and partners’ capital	3,108,115	3,095,760
Total liabilities, equity, and partners’ capital	$11,271,628	$11,273,079
________________________________________________________________________________________
(1)Other assets includes $6.5 million and $9.8 million of NGLs line-fill inventory as of December 31, 2022 and 2021, respectively. Other assets also includes $60.4 million and $56.2 million of materials and supplies inventory as of December 31, 2022 and 2021, respectively.
(2)Total assets includes related-party amounts of $1.3 billion and $1.4 billion as of December 31, 2022 and 2021, respectively, which includes related-party Accounts receivable, net of $313.9 million and $180.2 million as of December 31, 2022 and 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $312.3 million and $270.5 million as of December 31, 2022 and 2021, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2019	$3,209,947	$(14,224)	$149,570	$3,345,293
Net income (loss)	515,908	11,104	(10,160)	516,852
Distributions to Chipeta noncontrolling interest owner	—	—	(8,644)	(8,644)
Distributions to noncontrolling interest owner of WES Operating	—	—	(15,434)	(15,434)
Distributions to Partnership unitholders	(681,746)	(14,088)	—	(695,834)
Unit exchange with Occidental (1)	(256,640)	—	(5,238)	(261,878)
Unit repurchases (2)	(32,535)	—	—	(32,535)
Acquisitions from related parties	(3,987)	—	3,987	—
Contributions of equity-based compensation from Occidental	14,604	—	—	14,604
Equity-based compensation expense	7,857	—	—	7,857
Net contributions from (distributions to) related parties (3)	4,466	—	20,000	24,466
Other	465	—	—	465
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	896,477	19,815	27,707	943,999
Distributions to Chipeta noncontrolling interest owner	—	—	(9,117)	(9,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	(14,984)	(14,984)
Distributions to Partnership unitholders	(522,269)	(11,489)	—	(533,758)
Unit repurchases (2)	(217,465)	—	—	(217,465)
Contributions of equity-based compensation from Occidental	10,087	—	—	10,087
Equity-based compensation expense	17,589	—	—	17,589
Net contributions from (distributions to) related parties	8,533	—	—	8,533
Other	(4,336)	—	—	(4,336)
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	1,189,562	27,541	34,353	1,251,456
Distributions to Chipeta noncontrolling interest owner	—	—	(10,736)	(10,736)
Distributions to noncontrolling interest owner of WES Operating	—	—	(24,898)	(24,898)
Distributions to Partnership unitholders	(719,201)	(16,554)	—	(735,755)
Unit repurchases (2)	(487,590)	—	—	(487,590)
Contributions of equity-based compensation from Occidental	2,277	—	—	2,277
Equity-based compensation expense	25,506	—	—	25,506
Net contributions from (distributions to) related parties	1,423	—	—	1,423
Other	(9,328)	—	—	(9,328)
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
_________________________________________________________________________________________
(1)See Note 6.
(2)See Note 5.
(3)Includes a one-time cash contribution Occidental made to WES Operating in January 2020 for anticipated transition costs required to establish stand-alone human resources and information technology functions.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$1,251,456	$943,999	$516,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	582,365	551,629	491,086
Long-lived asset and other impairments	20,585	30,543	203,889
Goodwill impairment	—	—	441,017
Non-cash equity-based compensation expense	27,783	27,676	22,462
Deferred income taxes	1,999	(9,770)	3,296
Accretion and amortization of long-term obligations, net	7,142	7,635	8,654
Equity income, net – related parties	(183,483)	(204,645)	(226,750)
Distributions from equity-investment earnings – related parties	186,153	213,516	246,637
(Gain) loss on divestiture and other, net	(103,676)	(44)	(8,634)
(Gain) loss on early extinguishment of debt	(91)	24,944	(11,234)
Cash paid to settle interest-rate swaps	—	—	(25,621)
Other	510	260	193
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(116,296)	16,366	(193,688)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(7,812)	114,887	144,437
Change in other items, net	34,791	49,856	24,822
Net cash provided by operating activities	1,701,426	1,766,852	1,637,418
Cash flows from investing activities
Capital expenditures (1)	(487,228)	(313,674)	(423,602)
Acquisitions from third parties	(40,127)	—	—
Contributions to equity investments – related parties	(9,632)	(4,435)	(19,388)
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Proceeds from the sale of assets to related parties	200	—	—
Proceeds from the sale of assets to third parties	264,121	8,102	20,333
(Increase) decrease in materials and supplies inventory and other	(9,468)	11,084	(57,757)
Net cash used in investing activities	(218,237)	(257,538)	(448,254)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,389,010	480,000	3,681,173
Repayments of debt	(1,518,548)	(1,432,966)	(3,803,888)
Increase (decrease) in outstanding checks	2,206	(21,631)	20,699
Distributions to Partnership unitholders (1)	(735,755)	(533,758)	(695,834)
Distributions to Chipeta noncontrolling interest owner	(10,736)	(9,117)	(8,644)
Distributions to noncontrolling interest owner of WES Operating	(24,898)	(14,984)	(15,434)
Net contributions from (distributions to) related parties	1,423	8,533	24,466
Unit repurchases (1)	(487,590)	(217,465)	(32,535)
Other (1)	(13,644)	(10,849)	(14,207)
Net cash provided by (used in) financing activities	(1,398,532)	(1,752,237)	(844,204)
Net increase (decrease) in cash and cash equivalents	84,657	(242,923)	344,960
Cash and cash equivalents at beginning of period	201,999	444,922	99,962
Cash and cash equivalents at end of period	$286,656	$201,999	$444,922
Supplemental disclosures
Non-cash unit exchange with Occidental (1)	$—	$—	$(261,878)
Interest paid, net of capitalized interest	355,363	375,007	349,913
Income taxes paid (reimbursements received)	912	938	(384)
Accrued capital expenditures	82,353	35,240	25,126
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
February 22, 2023

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2022	2021	2020
Revenues and other
Service revenues – fee based	$2,602,053	$2,462,835	$2,584,323
Service revenues – product based	249,692	122,584	48,369
Product sales	399,023	290,947	138,559
Other	953	789	1,341
Total revenues and other (1)	3,251,721	2,877,155	2,772,592
Equity income, net – related parties	183,483	204,645	226,750
Operating expenses
Cost of product	420,900	322,285	188,088
Operation and maintenance	654,566	581,300	580,874
General and administrative	191,361	192,617	152,217
Property and other taxes	78,559	64,267	68,340
Depreciation and amortization	582,365	551,629	491,086
Long-lived asset and other impairments (2)	20,585	30,543	203,889
Goodwill impairment	—	—	441,017
Total operating expenses (3)	1,948,336	1,742,641	2,125,511
Gain (loss) on divestiture and other, net	103,676	44	8,634
Operating income (loss)	1,590,544	1,339,203	882,465
Interest income – Anadarko note receivable	—	—	11,736
Interest expense	(333,939)	(376,512)	(380,058)
Gain (loss) on early extinguishment of debt	91	(24,944)	11,234
Other income (expense), net	1,558	(634)	1,008
Income (loss) before income taxes	1,258,254	937,113	526,385
Income tax expense (benefit)	4,180	(9,816)	5,998
Net income (loss)	1,254,074	946,929	520,387
Net income (loss) attributable to noncontrolling interest	9,454	8,942	(20,990)
Net income (loss) attributable to Western Midstream Operating, LP	$1,244,620	$937,987	$541,377
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.8 billion, $1.6 billion, and $1.8 billion for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(15.0) million, $89.0 million, and $184.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$286,101	$195,598
Accounts receivable, net	554,263	436,513
Other current assets	57,291	44,421
Total current assets	897,655	676,532
Property, plant, and equipment
Cost	13,365,593	12,846,078
Less accumulated depreciation	4,823,993	4,333,171
Net property, plant, and equipment	8,541,600	8,512,907
Goodwill	4,783	4,783
Other intangible assets	713,075	744,742
Equity investments	944,696	1,167,187
Other assets (1)	166,450	158,696
Total assets (2)	$11,268,259	$11,264,847
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$404,468	$374,443
Short-term debt	215,780	505,932
Accrued ad valorem taxes	72,875	44,955
Accrued liabilities	197,289	210,693
Total current liabilities	890,412	1,136,023
Long-term liabilities
Long-term debt	6,569,582	6,400,616
Deferred income taxes	14,424	12,425
Asset retirement obligations	290,021	298,275
Other liabilities	383,713	324,842
Total long-term liabilities	7,257,740	7,036,158
Total liabilities (3)	8,148,152	8,172,181
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at December 31, 2022 and 2021)	3,092,012	3,063,289
Total partners’ capital	3,092,012	3,063,289
Noncontrolling interest	28,095	29,377
Total equity and partners’ capital	3,120,107	3,092,666
Total liabilities, equity, and partners’ capital	$11,268,259	$11,264,847
_________________________________________________________________________________________
(1)Other assets includes $6.5 million and $9.8 million of NGLs line-fill inventory as of December 31, 2022 and 2021, respectively. Other assets also includes $60.4 million and $56.2 million of materials and supplies inventory as of December 31, 2022 and 2021, respectively.
(2)Total assets includes related-party amounts of $1.3 billion and $1.4 billion as of December 31, 2022 and 2021, respectively, which includes related-party Accounts receivable, net of $313.9 million and $180.2 million as of December 31, 2022 and 2021, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $356.0 million and $318.7 million as of December 31, 2022 and 2021, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2019	$3,286,620	$55,199	3,341,819
Net income (loss)	541,377	(20,990)	520,387
Distributions to Chipeta noncontrolling interest owner	—	(8,644)	(8,644)
Distributions to WES Operating unitholders	(771,546)	—	(771,546)
Acquisitions from related parties	(3,987)	3,987	—
Contributions of equity-based compensation from Occidental	14,604	—	14,604
Unit exchange with Occidental (1)	(261,878)	—	(261,878)
Net contributions from (distributions to) related parties (2)	24,466	—	24,466
Other	1,543	—	1,543
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	937,987	8,942	946,929
Distributions to Chipeta noncontrolling interest owner	—	(9,117)	(9,117)
Distributions to WES Operating unitholders	(749,018)	—	(749,018)
Contributions of equity-based compensation from Occidental	10,087	—	10,087
Contributions of equity-based compensation from WES	24,501	—	24,501
Net contributions from (distributions to) related parties	8,533	—	8,533
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	1,244,620	9,454	1,254,074
Distributions to Chipeta noncontrolling interest owner	—	(10,736)	(10,736)
Distributions to WES Operating unitholders	(1,244,533)	—	(1,244,533)
Contributions of equity-based compensation from Occidental	2,277	—	2,277
Contributions of equity-based compensation from WES	24,936	—	24,936
Net contributions from (distributions to) related parties	1,423	—	1,423
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
_____________________________________________________________________________________
(1)See Note 5.
(2)Includes a one-time cash contribution Occidental made to WES Operating in January 2020 for anticipated transition costs required to establish stand-alone human resources and information technology functions.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$1,254,074	$946,929	$520,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	582,365	551,629	491,086
Long-lived asset and other impairments	20,585	30,543	203,889
Goodwill impairment	—	—	441,017
Non-cash equity-based compensation expense	27,213	34,588	14,604
Deferred income taxes	1,999	(9,770)	3,296
Accretion and amortization of long-term obligations, net	7,142	7,635	8,654
Equity income, net – related parties	(183,483)	(204,645)	(226,750)
Distributions from equity-investment earnings – related parties	186,153	213,516	246,637
(Gain) loss on divestiture and other, net	(103,676)	(44)	(8,634)
(Gain) loss on early extinguishment of debt	(91)	24,944	(11,234)
Cash paid to settle interest-rate swaps	—	—	(25,621)
Other	510	260	193
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(116,296)	(28,965)	(147,041)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(17,189)	150,055	105,352
Change in other items, net	34,827	48,704	24,816
Net cash provided by operating activities	1,694,133	1,765,379	1,640,651
Cash flows from investing activities
Capital expenditures (1)	(487,228)	(313,674)	(423,602)
Acquisitions from third parties	(40,127)	—	—
Contributions to equity investments – related parties	(9,632)	(4,435)	(19,388)
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Proceeds from the sale of assets to related parties	200	—	—
Proceeds from the sale of assets to third parties	264,121	8,102	20,333
(Increase) decrease in materials and supplies inventory and other	(9,468)	11,084	(57,757)
Net cash used in investing activities	(218,237)	(257,538)	(448,254)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,389,010	480,000	3,681,173
Repayments of debt	(1,518,548)	(1,432,966)	(3,803,888)
Increase (decrease) in outstanding checks	2,309	(21,699)	20,664
Distributions to WES Operating unitholders (1)	(1,244,533)	(749,018)	(771,546)
Distributions to Chipeta noncontrolling interest owner	(10,736)	(9,117)	(8,644)
Net contributions from (distributions to) related parties	1,423	8,533	24,466
Other	(4,318)	(6,513)	(14,207)
Net cash provided by (used in) financing activities	(1,385,393)	(1,730,780)	(871,982)
Net increase (decrease) in cash and cash equivalents	90,503	(222,939)	320,415
Cash and cash equivalents at beginning of period	195,598	418,537	98,122
Cash and cash equivalents at end of period	$286,101	$195,598	$418,537
Supplemental disclosures
Non-cash unit exchange with Occidental (1)	$—	$—	$(261,878)
Interest paid, net of capitalized interest	355,363	375,007	349,913
Income taxes paid (reimbursements received)	912	938	(384)
Accrued capital expenditures	82,353	35,240	25,126
________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of December 31, 2022, the Partnership’s assets and investments consisted of the following:

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of December 31, 2022 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Noncontrolling interests. The Partnership’s noncontrolling interests in the consolidated financial statements consist of (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary. WES Operating’s noncontrolling interest in the consolidated financial statements consists of the 25% third-party interest in Chipeta. See Note 5.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

In determining fair value, management uses observable market data when available, or models that incorporate observable market data. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market approach is used, depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset-replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment because results are based on expected future events or conditions, such as contractual rates, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates, and other factors. The market approach uses management’s best assumptions regarding expectations of projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and an assumed multiple of that EBITDA that a willing buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, the assumptions used reflect a market participant’s view of long-term revenues, costs, and other factors, and are consistent with assumptions used in the Partnership’s business plans and investment decisions.
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
As of December 31, 2022, there are no negative indications regarding the collectability of significant receivables and the Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2022 and 2021.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2022, imbalance receivables and payables were $32.7 million and $32.5 million, respectively. As of December 31, 2021, imbalance receivables and payables were $25.3 million and $16.6 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

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

Property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control; therefore, the assets acquired were initially recorded at Anadarko’s historic carrying value. The difference between the carrying value of net assets acquired from Anadarko and the consideration paid has been recorded as an adjustment to partners’ capital. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
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
Management assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets, as described in Note 10, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to Long-lived asset and other impairments. Refer to Note 9 for a description of impairments recorded during the years ended December 31, 2022, 2021, and 2020.

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
The Partnership also receives Service revenues – fee based from contracts that have fees that require periodic rate redeterminations based on the related facility cost of service. The cost-of-service rates are calculated using a contractually specified rate of return and estimates including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. Certain of these cost-of-service agreements also have minimum-volume-commitment demand fees and guaranteed minimum revenues, in addition to cost-of-service rates. Such contracts include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. If the Partnership determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal.
Service revenues – product based includes service revenues from percent-of-proceeds gathering and processing contracts that are recognized net of the cost of product for purchases from the Partnership’s customers since it is acting as the agent in the product sale. Keep-whole agreements, percent-of-product agreements, and certain fee-based contracts that have a fixed-recovery component result in Service revenues – product based being recognized when the natural gas and/or NGLs are received from the customer as non-cash consideration for the services provided. Non-cash consideration for these services is valued at the time the services are provided. Revenue is also recognized in Product sales, along with the cost of product expense related to the sale, when the product received as non-cash consideration is sold to either Occidental or a third party.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Defined-contribution plan. Employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $21.8 million, $23.7 million, and $12.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Partnership income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of the Partnership’s investment in WES Operating. The Partnership’s accounting policy is to “look through” its investment in WES Operating for purposes of calculating deferred income tax asset and liability balances attributable to the Partnership’s interests in WES Operating. The Partnership had no material uncertain tax positions at December 31, 2022 or 2021.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES Operating had no material uncertain tax positions at December 31, 2022 or 2021.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2022	2021	2020
Revenue from customers
Service revenues – fee based	$2,602,053	$2,283,584	$2,360,680
Service revenues – product based	249,692	122,584	48,369
Product sales	399,023	290,947	138,559
Total revenue from customers	3,250,768	2,697,115	2,547,608
Revenue from other than customers
Lease revenue (1)	—	179,251	223,643
Other	953	789	1,341
Total revenues and other	$3,251,721	$2,877,155	$2,772,592
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Operating leases within Note 6.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $545.0 million and $424.6 million as of December 31, 2022 and 2021, respectively.
Contract assets primarily relate to (i) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed and (ii) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2022	2021
Contract assets balance at beginning of year	$22,557	$56,344
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(7,683)	(10,380)
Additional estimated revenues recognized	5,531	120
Cumulative catch-up adjustment for change in estimated consideration	2,156	(23,527)
Contract assets balance at end of year	$22,561	$22,557

	December 31,
thousands	2022	2021
Other current assets	$3,381	$5,307
Other assets	19,180	17,250
Total contract assets from contracts with customers	$22,561	$22,557

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

	Year Ended December 31,
thousands	2022	2021
Contract liabilities balance at beginning of year	$313,146	$266,937
Cash received or receivable, excluding revenues recognized during the period	71,097	83,326
Revenues recognized that were included in the contract liability balance at the beginning of the period	(16,158)	(17,265)
Cumulative catch-up adjustment for change in estimated consideration	1,200	(19,852)
Contract liabilities balance at end of year	$369,285	$313,146

	December 31,
thousands	2022	2021
Accrued liabilities	$20,903	$27,763
Other liabilities	348,382	285,383
Total contract liabilities from contracts with customers	$369,285	$313,146

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2023	$1,086,712
2024	1,107,224
2025	1,024,386
2026	874,615
2027	784,781
Thereafter	1,825,720
Total	$6,703,438

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS AND DIVESTITURES

Cactus II. In November 2022, the Partnership sold its 15.00% interest in Cactus II to two third parties for $264.8 million, which includes a $1.8 million pro-rata distribution through closing. Total proceeds were received during the fourth quarter of 2022, resulting in a net gain on sale of $109.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

Ranch Westex. In September 2022, the Partnership acquired the remaining 50% interest in Ranch Westex JV LLC (“Ranch Westex”) from a third party for $40.1 million. Subsequent to the acquisition, (i) the Partnership is the sole owner and operator of the asset, (ii) Ranch Westex is no longer accounted for under the equity method of accounting, and (iii) the Ranch Westex processing plant is included as part of the operations of the West Texas complex.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2020
March 31	$0.31100	$140,893	May 14, 2020	May 1, 2020
June 30	0.31100	140,900	August 13, 2020	July 31, 2020
September 30	0.31100	132,255	November 13, 2020	October 30, 2020
December 31	0.31100	131,265	February 12, 2021	February 1, 2021
2021
March 31	$0.31500	$132,969	May 14, 2021	April 30, 2021
June 30	0.31900	134,662	August 13, 2021	July 30, 2021
September 30	0.32300	134,862	November 12, 2021	November 1, 2021
December 31	0.32700	134,749	February 14, 2022	January 31, 2022
2022
March 31	$0.50000	$206,197	May 13, 2022	May 2, 2022
June 30	0.50000	197,744	August 12, 2022	August 1, 2022
September 30	0.50000	197,065	November 14, 2022	October 31, 2022
December 31	0.50000	196,569	February 13, 2023	February 1, 2023

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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2020
March 31	$143,404	May 2020
June 30	143,404	August 2020
September 30	143,404	November 2020
December 31	127,470	February 2021
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023

In addition to the distributions above, during the years ended December 31, 2022 and 2021, WES Operating made distributions of $463.8 million and $204.1 million, respectively, to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of December 31, 2022, Occidental held 190,281,578 common units, representing a 48.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 193,789,406 common units, representing a 49.3% limited partner interest in the Partnership.
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

Partnership equity repurchases. In February 2022, the Board authorized the Partnership to buy back up to $1.0 billion of the Partnership’s common units through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2022, the Partnership repurchased 19,532,305 common units, which includes 10,000,000 common units repurchased from Occidental, for an aggregate purchase price of $487.6 million. The units were canceled immediately upon receipt. As of December 31, 2022, the Partnership had an authorized amount of $762.4 million remaining under the program.
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

Holdings of WES Operating equity. As of December 31, 2022, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Year Ended December 31,
thousands except per-unit amounts	2022	2021	2020
Net income (loss)
Limited partners’ interest in net income (loss)	$1,189,562	$896,477	$515,908
Weighted-average common units outstanding
Basic	394,951	411,309	435,554
Dilutive effect of non-vested phantom units	1,285	713	70
Diluted	396,236	412,022	435,624
Excluded due to anti-dilutive effect	554	589	997
Net income (loss) per common unit
Basic	$3.01	$2.18	$1.18
Diluted	$3.00	$2.18	$1.18

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2022	2021	2020
Revenues and other
Service revenues – fee based	$1,674,959	$1,589,367	$1,740,999
Service revenues – product based	56,907	11,888	8,509
Product sales	63,367	31,103	71,104
Total revenues and other	1,795,233	1,632,358	1,820,612
Equity income, net – related parties (1)	183,483	204,645	226,750
Operating expenses
Cost of product (2)	(25,447)	42,805	92,884
Operation and maintenance	5,081	27,805	49,533
General and administrative (3)	2,338	15,613	40,295
Total operating expenses	(18,028)	86,223	182,712
Gain (loss) on divestiture and other, net	(1,756)	420	(2,870)
Interest income – Anadarko note receivable	—	—	11,736
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Includes equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). Balances for the years ended December 31, 2021 and 2020, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
	December 31,
thousands	2022	2021
Assets
Accounts receivable, net	$313,937	$180,205
Other current assets	1,578	12,490
Equity investments (1)	944,696	1,167,187
Other assets	29,058	45,494
Total assets	1,289,269	1,405,376
Liabilities
Accounts and imbalance payables	32,150	49,242
Accrued liabilities	11,756	13,914
Other liabilities	268,399	207,365
Total liabilities	312,305	270,521
_________________________________________________________________________________________
(1)See Note 7.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2022	2021	2020
Distributions from equity-investment earnings – related parties	$186,153	$213,516	$246,637
Capital expenditures	(470)	(2,000)	—
Contributions to equity investments – related parties	(9,632)	(4,435)	(19,388)
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Distributions to Partnership unitholders (1)	(372,468)	(272,192)	(381,949)
Distributions to WES Operating unitholders (2)	(24,898)	(14,984)	(15,434)
Net contributions from (distributions to) related parties	1,423	8,533	24,466
Proceeds from the sale of assets to related parties	200	—	—
Finance lease payments (3)	—	—	(6,382)
Unit repurchases from Occidental (4)	(252,500)	(50,225)	—
_________________________________________________________________________________________
(1)Represents common and general partner unit distributions paid to Occidental pursuant to the partnership agreement of the Partnership (see Note 4 and Note 5).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 4 and Note 5).
(3)Included in Other cash flows from financing activities in the consolidated statements of cash flows.
(4)Represents common units repurchased from Occidental (see Note 5).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2022	2021	2020
General and administrative (1)	$5,373	$18,365	$41,609
_________________________________________________________________________________________
(1)Includes (i) an intercompany service fee between the Partnership and WES Operating and (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). Balances for the years ended December 31, 2021 and 2020, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

Consolidated balance sheets
	December 31,
thousands	2022	2021
Accounts receivable, net	$313,937	$180,205
Other current assets	1,487	12,490
Other assets	28,459	45,494
Accounts and imbalance payables (1)	76,131	97,749
Accrued liabilities	11,439	13,597
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2022	2021	2020
Distributions to WES Operating unitholders (1)	$(1,244,533)	$(749,018)	$(771,546)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35%, 36%, and 41% for the years ended December 31, 2022, 2021, and 2020, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 89%, 89%, and 88% for the years ended December 31, 2022, 2021, and 2020, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 80%, 87%, and 87% for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Commodity purchase and sale agreements. Through December 31, 2020, the Partnership purchased and sold a significant amount of natural gas and NGLs from and to Anadarko Energy Services Company (“AESC”), a marketing affiliate of Occidental. Prior to April 1, 2020, AESC acted as an agent on behalf of either the Partnership or the Partnership’s customers for third-party sales. Where AESC sold natural gas and NGLs on the Partnership’s customers’ behalf, the Partnership recognized associated service revenues and cost of product expense for the marketing services performed by AESC. When product sales were on the Partnership’s behalf, the Partnership recognized product sales revenues based on Occidental’s sales price to the third party and recorded the associated cost of product expense associated with the marketing activities provided by AESC. Effective April 1, 2020, changes to marketing-contract terms with AESC terminated AESC’s prior status as an agent of the Partnership for third-party sales and established AESC as a customer of the Partnership. Accordingly, the Partnership no longer recognizes service revenues and/or product sales revenues and the equivalent cost of product expense for the marketing services performed by AESC. This change has no impact to Operating income (loss), Net income (loss), the balance sheets, cash flows, or any non-GAAP metric used to evaluate the Partnership’s operations (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K).

Marketing Transition Services Agreement. During the year ended December 31, 2020, Occidental provided marketing-related services to certain of the Partnership’s subsidiaries (the “Marketing Transition Services Agreement”). While the Partnership still has some marketing agreements with affiliates of Occidental, on January 1, 2021, the Partnership began marketing and selling substantially all of its crude oil and residue gas, and a majority of its NGLs, directly to third parties.

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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $2.3 million, $10.1 million, and $14.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital. As of December 31, 2022, there is no unrecognized compensation expense attributable to the Incentive Plans.

Construction reimbursement agreements and purchases and sales with related parties. From time to time, the Partnership enters into construction reimbursement agreements with Occidental providing that the Partnership will manage the construction of certain midstream infrastructure for Occidental in the Partnership’s areas of operation. Such arrangements generally provide for a reimbursement of costs incurred by the Partnership on a cost or cost-plus basis.
Additionally, from time to time, in support of the Partnership’s business, the Partnership purchases and sells equipment, inventory, and other miscellaneous assets from or to Occidental or its affiliates.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments for the years ended December 31, 2021 and 2022:

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

thousands	Balance at December 31, 2021	Other-than-temporary impairment expense (1)	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (2)	Acquisitions and Divestitures	Balance at December 31, 2022
White Cliffs	$40,753	$(19,883)	$(1,086)	$—	$(32)	$(3,657)	$—	$16,095
Rendezvous	22,075	—	(2,582)	—	(677)	(2,702)	—	16,114
Mont Belvieu JV	96,728	—	29,475	—	(29,599)	(5,294)	—	91,310
TEG	16,116	—	6,384	75	(6,407)	(312)	—	15,856
TEP	188,925	—	44,650	—	(44,902)	(3,986)	—	184,687
FRP	196,632	—	45,841	455	(46,193)	(4,019)	—	192,716
Whitethorn LLC	149,690	—	(3,417)	281	5,223	(5,182)	—	146,595
Cactus II	171,294	—	11,696	—	(11,835)	(18,085)	(153,070)	—
Saddlehorn	110,441	—	21,491	—	(21,034)	(6,707)	—	104,191
Panola	20,044	—	2,343	—	(2,212)	(864)	—	19,311
Mi Vida	51,763	—	11,316	—	(11,113)	(3,104)	—	48,862
Ranch Westex	979	—	3,392	—	(3,392)	(8,376)	7,397	—
Red Bluff Express	101,747	—	13,980	8,821	(13,980)	(1,609)	—	108,959
Total	$1,167,187	$(19,883)	$183,483	$9,632	$(186,153)	$(63,897)	$(145,673)	$944,696
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The investment balance in White Cliffs at December 31, 2022, is $23.9 million less than the Partnership’s underlying equity in White Cliffs’ net assets. During the year ended December 31, 2022, the Partnership recognized an impairment loss of $19.9 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $16.1 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.
The investment balance in Rendezvous at December 31, 2022, includes $23.9 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
The investment balance in Whitethorn LLC at December 31, 2022, is $33.9 million less than the Partnership’s underlying equity in Whitethorn LLC’s net assets, primarily due to terms of the acquisition agreement which provided the Partnership a share of pre-acquisition operating cash flow. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of Whitethorn.
The investment balance in Saddlehorn at December 31, 2022, was $17.7 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.
In September 2022, the Partnership acquired the remaining 50% interest in Ranch Westex from a third party. Subsequent to the acquisition, the Partnership is the sole owner and operator of the asset and Ranch Westex is no longer accounted for under the equity method of accounting. See Note 3. During the years ended December 31, 2021 and 2020, the Partnership recognized impairment losses of $11.8 million and $29.4 million, respectively, that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature.
In November 2022, the Partnership sold its 15.00% interest in Cactus II to two third parties. See Note 3.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2022	2021	2020
Revenues	$1,922,733	$1,808,791	$1,635,132
Operating income	661,779	946,299	1,045,889
Net income	661,916	945,801	1,045,076

	December 31,
thousands	2022	2021
Current assets	$293,539	$398,696
Property, plant, and equipment, net	4,278,398	5,442,565
Other assets	52,163	182,323
Total assets	$4,624,100	$6,023,584
Current liabilities	$123,897	$157,099
Non-current liabilities	17,660	24,713
Equity	4,482,543	5,841,772
Total liabilities and equity	$4,624,100	$6,023,584

8. INCOME TAXES

The Partnership is not a taxable entity for U.S. federal income tax purposes; therefore, the federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the years ended December 31, 2022 and 2020, the variance from the federal statutory rate was primarily due to the Texas margin tax liability. For the year ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and the Texas margin tax liability.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2022	2021	2020
Current state income tax expense (benefit)	$2,188	$(37)	$2,702
Deferred state income tax expense (benefit)	1,999	(9,770)	3,296
Total income tax expense (benefit)	$4,187	$(9,807)	$5,998

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2022	2021	2020
Income (loss) before income taxes	$1,255,643	$934,192	$522,850
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Texas margin tax expense (benefit) (1)	4,187	(9,807)	5,998
Income tax expense (benefit)	$4,187	$(9,807)	$5,998
Effective tax rate	—%	(1)%	1%
_________________________________________________________________________________________
(1)Includes a tax benefit of $12.5 million for the year ended December 31, 2021, related to a reduced Texas margin tax rate resulting from Occidental’s settlement of state audit matters.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2022	2021
Depreciable property	$(14,114)	$(12,395)
Other intangible assets	(603)	(486)
Other	293	456
Net long-term deferred income tax liabilities	$(14,424)	$(12,425)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2022	2021
Land	N/A	$10,982	$10,955
Gathering systems – pipelines	30 years	5,519,592	5,386,003
Gathering systems – compressors	15 years	2,266,410	2,172,953
Processing complexes and treating facilities	25 years	3,419,201	3,375,317
Transportation pipeline and equipment	4 to 48 years	174,241	169,356
Produced-water disposal systems	20 years	932,627	882,527
Assets under construction	N/A	263,353	98,473
Other	3 to 40 years	779,187	750,494
Total property, plant, and equipment		13,365,593	12,846,078
Less accumulated depreciation		4,823,993	4,333,171
Net property, plant, and equipment		$8,541,600	$8,512,907

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet placed into productive service as of the respective balance sheet date.

Long-lived asset impairments. During the year ended December 31, 2021, the Partnership recognized a long-lived asset impairment of $14.2 million at the DJ Basin complex due to cancellation of projects.
During the year ended December 31, 2020, the Partnership recognized a long-lived asset impairment of $150.2 million for assets located in Wyoming and Utah. These assets were impaired to estimated fair values of $112.2 million. The Partnership assesses whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of assets with impairment triggers were measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future EBITDA and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs. These impairments were primarily triggered by reductions in estimated future cash flows resulting from lower forecasted producer throughput and lower commodity prices. The remaining long-lived asset impairments of $24.3 million were primarily at the DJ Basin complex and DBM oil system due to the cancellation of projects and impairments of rights-of-way.

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
The Partnership’s annual qualitative goodwill impairment assessment as of October 1, 2022, indicated no further impairment. Qualitative factors also were assessed in the fourth quarter of 2022 to review any changes in circumstances subsequent to the annual test. This assessment also indicated no impairment.

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
The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2022	2021
Gross carrying value	$979,863	$979,863
Accumulated amortization	(266,788)	(235,121)
Other intangible assets	$713,075	$744,742

Amortization expense for intangible assets was $31.7 million, $31.7 million, and $33.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Intangible asset amortization to be recorded in each of the next five years is estimated to be $31.7 million per year.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2022	2021	2022	2021
Trade receivables, net	$548,859	$431,649	$548,859	$431,649
Other receivables, net	5,404	4,864	5,404	4,864
Total accounts receivable, net	$554,263	$436,513	$554,263	$436,513

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2022	2021	2022	2021
NGLs inventory	$3,797	$3,370	$3,797	$3,370
Imbalance receivables	32,658	25,309	32,658	25,309
Prepaid insurance	13,262	10,369	11,139	8,538
Contract assets	3,381	5,307	3,381	5,307
Other	6,408	1,897	6,316	1,897
Total other current assets	$59,506	$46,252	$57,291	$44,421

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2022	2021	2022	2021
Accrued interest expense	$110,486	$131,177	$110,486	$131,177
Short-term asset retirement obligations	10,493	9,934	10,493	9,934
Short-term remediation and reclamation obligations	5,383	7,454	5,383	7,454
Income taxes payable	2,428	1,516	2,428	1,516
Contract liabilities	20,903	27,763	20,903	27,763
Accrued payroll and benefits	44,855	41,311	—	20
Other	60,092	44,094	47,596	32,829
Total accrued liabilities	$254,640	$263,249	$197,289	$210,693

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2022	2021
Carrying amount of asset retirement obligations at beginning of year	$308,209	$280,498
Liabilities incurred	10,513	23,923
Liabilities settled	(10,115)	(12,710)
Accretion expense	14,474	12,664
Revisions in estimated liabilities	(22,567)	3,834
Carrying amount of asset retirement obligations at end of year	$300,514	$308,209

Revisions in estimated liabilities for the year ended December 31, 2022, primarily related to a reduction in expected settlement costs at the West Texas and Brasada complexes, as well as the DBM oil and DBM water systems, partially offset by an increase in expected settlement costs at the Red Desert, Granger, and DJ Basin complexes, and at the Highlight system.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2022			December 31, 2021
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Floating-Rate Senior Notes due 2023	$213,138	$213,121	$214,823	$—	$—	$—
4.000% Senior Notes due 2022	—	—	—	502,246	502,138	505,153
Finance lease liabilities	2,659	2,659	2,659	3,794	3,794	3,794
Total short-term debt	$215,797	$215,780	$217,482	$506,040	$505,932	$508,947

Long-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$212,642	$213,072
3.100% Senior Notes due 2025	730,706	727,953	692,491	732,106	728,096	764,815
3.950% Senior Notes due 2025	399,163	396,825	379,107	399,163	395,928	418,506
4.650% Senior Notes due 2026	474,242	472,161	452,201	474,242	471,629	516,473
4.500% Senior Notes due 2028	400,000	396,698	368,346	400,000	396,145	437,673
4.750% Senior Notes due 2028	400,000	397,340	368,141	400,000	396,938	444,550
4.050% Senior Notes due 2030	1,200,000	1,191,345	1,053,038	1,200,000	1,190,339	1,323,595
5.450% Senior Notes due 2044	600,000	593,878	503,742	600,000	593,733	717,804
5.300% Senior Notes due 2048	700,000	687,494	580,570	700,000	687,265	844,223
5.500% Senior Notes due 2048	350,000	342,783	291,194	350,000	342,659	418,907
5.250% Senior Notes due 2050	1,000,000	983,945	829,804	1,000,000	983,709	1,183,514
RCF	375,000	375,000	375,000	—	—	—
Finance lease liabilities	4,160	4,160	4,160	1,533	1,533	1,533
Total long-term debt	$6,633,271	$6,569,582	$5,897,794	$6,470,182	$6,400,616	$7,284,665
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the years ended December 31, 2022 and 2021:

thousands	Carrying Value
Balance at December 31, 2020	$7,854,702
RCF borrowings	480,000
Repayments of RCF borrowings	(480,000)
Repayment of 5.375% Senior Notes due 2021	(431,081)
Repayment of 4.000% Senior Notes due 2022	(78,671)
Repayment of Floating-Rate Senior Notes due 2023	(26,840)
Repayment of 3.100% Senior Notes due 2025	(267,894)
Repayment of 3.950% Senior Notes due 2025	(100,837)
Repayment of 4.650% Senior Notes due 2026	(25,758)
Finance lease liabilities	(26,582)
Other	9,509
Balance at December 31, 2021	$6,906,548
RCF borrowings	1,390,000
Repayments of RCF borrowings	(1,015,000)
Repayment of 4.000% Senior Notes due 2022	(502,246)
Repayment of 3.100% Senior Notes due 2025	(1,400)
Finance lease liabilities	1,493
Other	5,967
Balance at December 31, 2022	$6,785,362

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 (collectively referred to as the “Fixed-Rate Senior Notes”) and the Floating-Rate Senior Notes due 2023 (the “Floating-Rate Senior Notes”). Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at December 31, 2022, and were 4.542%, 5.424%, and 6.629%, respectively, at December 31, 2021. The interest rate on the Floating-Rate Senior Notes was 5.04% and 1.97% at December 31, 2022 and 2021, respectively. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
During the third quarter of 2021, WES Operating purchased and retired $500.0 million of certain of its senior notes via a tender offer (see Debt activity above). During the first quarter of 2021, WES Operating redeemed the total principal amount outstanding of the 5.375% Senior Notes due 2021 at par value, pursuant to the optional redemption terms in WES Operating’s indenture. For the year ended December 31, 2021, losses of $24.9 million were recognized for the early retirement of these notes.
As of December 31, 2022, the Floating-Rate Senior Notes were classified as short-term debt on the consolidated balance sheet, and in January 2023, WES Operating redeemed the total principal amount outstanding at par value with cash on hand. As of December 31, 2022, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
The RCF bears interest at an Adjusted Term SOFR (as defined in the RCF amendment), plus applicable margins ranging from 1.00% to 1.70%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%, in each case plus applicable margins currently ranging from zero to 0.70%, based on WES Operating’s senior unsecured debt rating. A required quarterly facility fee is paid ranging from 0.125% to 0.300% of the commitment amount (whether drawn or undrawn), which also is based on the senior unsecured debt rating.
As of December 31, 2022, there were $375.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.6 billion of available borrowing capacity under the RCF. As of December 31, 2022 and 2021, the interest rate on any outstanding RCF borrowings was 5.92% and 1.60%, respectively. The facility-fee rate was 0.25% at December 31, 2022 and 2021. As of December 31, 2022, the outstanding borrowings under the RCF were classified as long-term debt on the consolidated balance sheet and WES Operating was in compliance with all covenants under the RCF.

Term loan facility. In January 2020, WES Operating repaid the outstanding borrowings with proceeds from the issuance of the Fixed-Rate Senior Notes and Floating-Rate Senior Notes and terminated its $3.0 billion senior unsecured credit facility (“Term loan facility”). During the first quarter of 2020, a loss of $2.3 million was recognized for the early termination of the Term loan facility.

Interest-rate swaps. For the year ended December 31, 2020, WES Operating made cash payments totaling $25.6 million to settle interest rate swaps that were entered into in 2018 and 2019. These cash payments were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2022	2021	2020
Long-term and short-term debt	$(326,949)	$(366,570)	$(369,815)
Finance lease liabilities	(414)	(861)	(1,516)
Commitment fees and amortization of debt-related costs	(12,212)	(12,705)	(13,501)
Capitalized interest	5,636	3,624	4,774
Interest expense	$(333,939)	$(376,512)	$(380,058)

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
The following table summarizes information related to the Partnership’s leases:

	December 31,
	2022		2021
thousands except lease term and discount rate	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$67,087	$—	$71,725	$—
Net property, plant, and equipment	—	7,402	—	5,449
Total lease assets (1)	$67,087	$7,402	$71,725	$5,449

Liabilities
Accrued liabilities	$10,342	$—	$10,558	$—
Short-term debt	—	2,659	—	3,794
Other liabilities	33,318	—	35,442	—
Long-term debt	—	4,160	—	1,533
Total lease liabilities (1)	$43,660	$6,819	$46,000	$5,327

Weighted-average remaining lease term (years)	8	6	8	2
Weighted-average discount rate (%)	4.5	8.2	4.1	3.4
________________________________________________________________________________________
(1)For the years ended December 31, 2022 and 2021, includes additions to ROU assets of $8.3 million and $44.9 million, respectively, and additions to lease liabilities of $8.3 million and $14.9 million, respectively, related to operating leases. Includes additions to ROU assets and lease liabilities of $7.1 million and $0.9 million related to finance leases for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2022	2021	2020
Operating lease cost	$14,767	$10,753	$7,702
Short-term lease cost	38,875	37,616	43,102
Variable lease cost	5,611	2,628	(46)
Sublease income	(414)	(414)	(414)
Finance lease cost
Amortization of ROU assets	5,377	7,151	8,346
Interest on lease liabilities	414	861	1,516
Total lease cost	$64,630	$58,595	$60,206

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2022		2021		2020
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$13,616	$229	$5,805	$861	$5,750	$1,516
Financing cash flows	—	4,318	—	6,513	—	14,207

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2022:

thousands	Operating Leases	Finance Leases
2023	$10,517	$2,720
2024	7,877	1,424
2025	5,769	3,810
2026	4,450	52
2027	4,332	—
Thereafter	19,289	—
Total lease payments	52,234	8,006
Less portion representing imputed interest	8,574	1,187
Total lease liabilities	$43,660	$6,819

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards to its outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). These plans are collectively referred to as the “WES LTIPs.” The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 1,928,415 and 9,500,000 units, respectively, remained available for future issuance as of December 31, 2022. The Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan expired during the year ended December 31, 2022.
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
The Board awards phantom units (the “Awards”) to the Partnership’s executive officers under the WES LTIPs. The Awards include (i) an award of time-vested phantom units that vest ratably over a period of three years (“Time-Based Awards”), (ii) a market-based award that vests after a performance period of three years based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a performance period of three years (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective award agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards granted in 2020 pay in-kind distributions in the form of Partnership common units. During the years ended December 31, 2022, 2021, and 2020, the Partnership issued 13,754, 21,681, and 48,070 common units, respectively, as in-kind distributions under such Awards. Prior to vesting, the Time-Based Awards granted in 2021 and 2022 pay distribution equivalents in cash ratably. The TUR and ROA Awards granted in 2021 and 2022 pay cash distributions at vesting based on actual performance.
In addition, time-vested phantom units may be awarded under the WES LTIPs to non-executive employees and outside directors of the Partnership, which vest ratably over a period of three years and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and outside directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA Awards is based on the observable market price of the Partnership’s units on the grant date of the award and compensation expense is adjusted quarterly based on the estimated performance rating at vesting. The total fair value of phantom units vested was $21.7 million, $8.5 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, based on the market price at the vesting date. Compensation expense for the WES LTIPs was $25.5 million, $17.6 million, and $7.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Partnership had $27.8 million of estimated unrecognized compensation expense attributable to the WES LTIPs that will be recognized over a weighted-average period of 0.8 years.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes time-vested award activity under the WES LTIPs for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$16.97	1,775,672	$15.69	1,307,606	$—	—
Granted	26.11	866,900	17.86	1,041,635	15.49	1,442,821
Vested	16.84	(793,367)	14.82	(497,648)	9.54	(53,551)
Forfeited	21.12	(160,175)	16.83	(75,921)	16.27	(81,664)
Non-vested units at end of year	21.33	1,689,030	16.97	1,775,672	15.69	1,307,606

The following table summarizes TUR Awards activity under the WES LTIPs for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$21.17	325,217	$17.79	108,481	$—	—
Granted	37.80	94,173	22.77	237,720	17.79	124,067
Forfeited	28.54	(30,573)	21.78	(20,984)	17.79	(15,586)
Non-vested units at end of year	24.62	388,817	21.17	325,217	17.79	108,481

The following table summarizes ROA Awards activity under the WES LTIPs for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$16.01	325,217	$16.27	108,481	$—	—
Granted	25.95	94,173	15.88	237,720	16.27	124,067
Forfeited	19.74	(30,573)	15.96	(20,984)	16.27	(15,586)
Non-vested units at end of year	18.12	388,817	16.01	325,217	16.27	108,481

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2022 and 2021, the consolidated balance sheets included $7.4 million and $10.1 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year.
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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to construction, expansion, and asset-integrity projects at the West Texas complex, DBM oil system, DBM water systems, and DJ Basin complex.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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
Our general partner’s Board has eight members, four of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board has affirmatively determined that Messrs. Oscar K. Brown, Kenneth F. Owen, and David J. Schulte, and Ms. Lisa A. Stewart are independent as described in the rules of the NYSE and the Exchange Act. In determining Mr. Brown’s independence, the Board considered the fact that his spouse is a partner at a law firm that WES has used from time to time.

Board Leadership Structure

Occidental owns our general partner and, within the limitations of our partnership agreement and applicable SEC and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our Board structure is established by Occidental.
Although our Board structure has historically separated the roles of Chairperson and Chief Executive Officer (“CEO”), our general partner’s limited liability company agreement and Corporate Governance Guidelines permit the roles of Chairperson and CEO to be combined. Thus, while those roles currently are separated, those roles may be combined in the future.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 16, 2023.

Name	Age	Position with Western Midstream Holdings, LLC
Peter J. Bennett	55	Chairperson of the Board
Michael P. Ure	46	President, Chief Executive Officer, and Director
Kristen S. Shults	38	Senior Vice President and Chief Financial Officer
Robert W. Bourne	67	Senior Vice President and Chief Commercial Officer
Christopher B. Dial	46	Senior Vice President, General Counsel and Secretary
Michael S. Forsyth	57	Senior Vice President, North Operations
Catherine A. Green	49	Senior Vice President and Chief Accounting Officer
Daniel P. Holderman	43	Senior Vice President, South Operations
Oscar K. Brown	52	Director
Nicole E. Clark	53	Director
Frederick A. Forthuber	59	Director
Kenneth F. Owen	49	Director
David J. Schulte	61	Director
Lisa A. Stewart	65	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal, or disqualification. Officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Peter J. Bennett Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Bennett has served as a member of our Board since August 2019, as Chairperson of the Board since December 2021, and as a member of the Board’s Compensation Committee since February 2022. Mr. Bennett currently serves as President, U.S. Onshore Resources and Carbon Management, Commercial Development at Occidental. In this role, Mr. Bennett is responsible for the strategic direction and capital placement for Occidental’s U.S. Onshore Resources and Carbon Management business. He also served as Senior Vice President, Permian Resources of Occidental Oil and Gas, a subsidiary of Occidental, from April 2018 to April 2020 and as President and General Manager of Permian Resources and the Rockies from April 2020 to October 2020. Mr. Bennett previously served as President and General Manager — Permian Resources, New Mexico Delaware Basin, from January 2017 to April 2018, Chief Transformation Officer from June 2016 to January 2017, Vice President, Portfolio and Optimization of Occidental Oil and Gas from February 2016 to June 2016 and, prior to that, pioneered innovative logistical and operational solutions as Vice President, Operations Portfolio and Integrated Planning of Occidental Oil and Gas from October 2015 to February 2016.

Michael P. Ure Houston, Texas Director since: August 2019 Not Independent Officer since: August 2019
Biography/Qualifications

Mr. Ure has served as President and Chief Executive Officer of our general partner and as a member of our Board since August 2019. Mr. Ure also served as interim Chief Financial Officer of our general partner from September 2020 to May 2022. Prior to joining WES, Mr. Ure served as Senior Vice President, Business Development of Occidental Oil and Gas beginning in July 2017 and as Vice President, Mergers and Acquisitions of Occidental from October 2014 to July 2017. Mr. Ure held a leadership role in evaluating acquisition and divestiture opportunities including, during his tenure, accountability for Occidental’s business development activities in North and Latin America. Prior to joining Occidental, Mr. Ure served in a leadership role with Shell Exploration and Production’s Upstream Americas Business Development organization and as an investment banker in New York, London, and Houston; most recently with Goldman, Sachs & Co. During his career, Mr. Ure has worked on total closed transactions representing more than $150 billion in value.

Kristen S. Shults Houston, Texas Officer since: May 2022
Biography/Qualifications

Ms. Shults has served as Senior Vice President and Chief Financial Officer of our general partner since May 2022, as Senior Vice President, Finance and Communications of our general partner since May 2021, and as Vice President, Investor Relations and Communications of our general partner since November 2019. Ms. Shults joined Anadarko in 2015 and has over 12 years of experience in the oil and gas industry. During her career at Anadarko, Ms. Shults served in various roles of increasing responsibility throughout Anadarko’s tax organization, including Director of Tax Compliance and Reporting from March 2018 to November 2019 and Worldwide Tax Manager from February 2017 to February 2018. Ms. Shults began her career in the tax practice of Ernst & Young, LLP, and is a Certified Public Accountant.

Robert W. Bourne Houston, Texas Officer since: October 2019
Biography/Qualifications

Mr. Bourne has served as Senior Vice President and Chief Commercial Officer of our general partner since October 2019. Prior to joining WES, Mr. Bourne served as a member of the board of directors of Altus Midstream Company from November 2018 to August 2019. Mr. Bourne also served as a member of the board of directors and Vice President of Business Development — Marketing of Apache Corporation from April 2017 to August 2019. Prior to joining Apache Corporation, Mr. Bourne served as a consultant advising Smith Production Inc. Mr. Bourne served as Senior Vice President of Business Development at American Midstream GP LLC, the general partner of American Midstream Partners, LP from November 2014 until December 31, 2015. Mr. Bourne has more than 32 years of experience in midstream corporate business development focused on producer and end-user relations, and was one of the founding members of the executive management team for Coral Energy.

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

Michael S. Forsyth Denver, Colorado Officer since: October 2022
Biography/Qualifications

Mr. Forsyth has served as Senior Vice President, North Operations, of the general partner since October 2022 and as Vice President, Engineering for Western Midstream Operating, LP, a consolidated subsidiary of WES, since November 2019. Mr. Forsyth joined Anadarko in 2005 and has over 30 years of experience in the energy industry. During his career at Anadarko, Mr. Forsyth served in various roles of increasing responsibility throughout Anadarko’s midstream engineering organization, including General Manager, Midstream Asset Planning from February 2018 to November 2019 and as General Manager, Infrastructure Planning from April 2017 to February 2018. Prior to joining Anadarko, Mr. Forsyth served in engineering and project management roles at various construction and engineering firms.

Catherine A. Green Houston, Texas Officer since: October 2019
Biography/Qualifications

Ms. Green has served as Senior Vice President and Chief Accounting Officer of our general partner since May 2021, and as Vice President and Chief Accounting Officer of our general partner from October 2019 to May 2021. Ms. Green joined Anadarko in 2001 and served in a variety of diverse roles throughout the accounting and finance organization, including internal audit, technical U.S. GAAP accounting, internal controls, and as Director, Expenditure Accounting from March 2018 to September 2019. Prior to joining Anadarko, Ms. Green began her career as an auditor with Grant Thornton LLP in the United Kingdom and Houston and is a Chartered Accountant with the Institute of Chartered Accountants in England and Wales.

Daniel P. Holderman Houston, Texas Officer since: August 2022
Biography/Qualifications

Mr. Holderman has served as Senior Vice President, South Operations, of the general partner since October 2022 and served as Senior Vice President and Co-Chief Operating Officer of the general partner from August 2022 to October 2022. Before joining WES, Mr. Holderman served as Director, Delaware Basin Asset for Oxy USA, Inc., a subsidiary of Occidental, assuming the role in November 2018. Previously, Mr. Holderman had served as the Asset Manager overseeing Occidental’s Midland Basin assets in West Texas, assuming that role in June 2017. Mr. Holderman joined Occidental in December 2013, and held various engineering and operations leadership roles across drilling, completions, and production operations. Prior to joining Occidental, Mr. Holderman had nine years of experience in engineering, upstream operations, and commercial roles with ExxonMobil.

Oscar K. Brown Houston, Texas Director since: August 2019 Independent
Biography/Qualifications

Mr. Brown has served as a member of our Board since August 2019, as Chairperson of the ESG Committee since February 2021, and as a member of the Compensation Committee since February 2022. Since April 2022, Mr. Brown has also served as Chief Financial Officer of FREYR Battery, which provides industrial scale clean battery solutions to reduce global emissions. Mr. Brown previously served as Senior Vice President, Strategy, Business Development and Supply Chain of Occidental from November 2018 to March 2020. In this role, Mr. Brown was responsible for, among other things, Occidental’s global business development functions and global supply chain management. Mr. Brown also served as Senior Vice President, Corporate Strategy and Business Development from July 2017 to November 2018. Prior to joining Occidental in 2016, Mr. Brown worked at Bank of America Merrill Lynch, where he most recently served as managing director and co-head of Americas Energy Investment Banking. Mr. Brown served as Occidental’s designated representative on the board of directors of Plains All American Pipeline’s governing entity, PAA GP Holdings LLC (NYSE: PAA and PAGP) from August 2017 to September 2019. Mr. Brown also serves on the board of Houston’s Alley Theatre.

Nicole E. Clark Houston, Texas Director since: December 2020 Not Independent
Biography/Qualifications

Ms. Clark has served as a member of our Board since December 2020, as a member of the ESG Committee since February 2021, and as a member of the Compensation Committee since February 2022. Ms. Clark presently holds the position of Vice President, Deputy General Counsel and Corporate Secretary at Occidental, having joined Occidental in 2014. Prior to joining Occidental, Ms. Clark was Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at a private-equity backed industrial distributor to the energy and petrochemicals markets. Before that, Ms. Clark was a Corporate Partner at Vinson & Elkins LLP, where she specialized in mergers and acquisitions, securities regulation and corporate governance. She began her legal career with Wachtell, Lipton, Rosen & Katz where she was a Corporate Associate. Prior to entering the law, Ms. Clark was an auditor at Arthur Andersen LLP.

Frederick A. Forthuber Houston, Texas Director since: December 2021 Not Independent
Biography/Qualifications

Mr. Forthuber has served as a member of our Board and the ESG Committee since December 2021. He currently serves as President of Oxy Energy Services, LLC, a subsidiary of Occidental. In this role, Mr. Forthuber has global functional responsibility for midstream and marketing of crude oil, natural gas liquids, and natural gas. In addition, Mr. Forthuber has global functional responsibility for Health and Safety. Mr. Forthuber has more than 37 years of industry experience in oil and gas operations. He has held positions of increasing responsibility in engineering and project management since joining Occidental with the acquisition of Altura Energy in 2000. Most recently, he served as Vice President, Worldwide Operations for Occidental Oil and Gas Corporation. Prior to joining Occidental, Mr. Forthuber served in engineering roles for Altura Energy and Exxon.

Kenneth F. Owen Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Mr. Owen has served as a member of our Board, Chairperson of the Audit Committee, and a member of the Special Committee since September 2020. Mr. Owen also serves as Chairman, Chief Executive Officer and President of South Coast Terminals, one of the largest independent manufacturers of specialty chemicals and lubricant additives in the United States. Mr. Owen previously served as Co-founder, President and Chief Executive Officer of Moda Midstream from 2015 to 2018. Prior to Moda, Mr. Owen was at Oiltanking Partners, where he served as President and Chief Executive Officer of the general partner of Oiltanking Partners, L.P. (NYSE: OILT) and Oiltanking North America (OTNA). Mr. Owen originally joined OTNA in 2011 as Vice President and Chief Financial Officer and led the IPO of Oiltanking Partners. Before he joined Oiltanking, Mr. Owen worked in the energy investment banking groups at Citigroup Global Markets Inc. and UBS Investment Bank, where he advised on mergers and acquisitions, joint ventures, IPOs, and equity and debt transactions primarily for the midstream energy sector.

David J. Schulte Kansas City, Missouri Director since: September 2020 Independent
Biography/Qualifications

Mr. Schulte has served as a member of our Board, Chairperson of the Special Committee, and a member of the Audit Committee since September 2020. Mr. Schulte serves as Chairman, Chief Executive Officer and President of CorEnergy Infrastructure, Inc., the first publicly traded energy infrastructure real estate investment trust. Prior to founding CorEnergy, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors where, from 2002 to 2015, he served on the investment committee and as a leader of new fund development, and as President of several NYSE listed closed-end funds. With assets under management of $16 billion when he left to lead CorEnergy, Tortoise had been a pioneer in developing funds focused on listed energy infrastructure debt and equity securities, including the first closed-end master limited partnership fund in 2004. Prior to co-founding Tortoise, Mr. Schulte had professional experience in private equity, including energy distribution companies, investment banking, and securities law. Mr. Schulte also served on the board of directors and audit committee for Elecsys Corporation from 1995 to 1999, and on the board of directors and audit committee for Inergy, L.P. from 2001 to 2005.

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a member of our Board, and as a member of the Audit Committee and Special Committee, since September 2020, and as Chairperson of the Compensation Committee since February 2022. Ms. Stewart serves as Sheridan Production Partners Executive Chairwoman, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairwoman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. In September 2019, eight Sheridan entities for which Ms. Stewart served as an executive officer filed a Chapter 11 bankruptcy case in the Southern District of Texas. Ms. Stewart has more than 41 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. Ms. Stewart is currently a director of Coterra Energy, an NYSE listed energy company focused in the Permian, Mid-Continent and Pennsylvania, and an Independent Director of Jadestone Energy, an AIM-listed public energy company focused on Southeast Asia.

Reimbursement of Expenses of Our General Partner and Its Related Parties

Our general partner does not receive any management fee or other compensation for its management of WES. On December 31, 2019, WES entered into an amended and restated Services Agreement, under which we reimbursed Occidental for administrative services it performed on our behalf through December 31, 2020, with the agreement renewing every six months thereafter for so long as not terminated by either party. Most of the administrative and operational services previously provided by Occidental fully transitioned to us by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement. Read Part III, Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The Board has four standing committees: the Audit Committee, the Special Committee, the ESG Committee, and the Compensation Committee.

Audit Committee. The Audit Committee is comprised of three independent directors, Messrs. Owen (Chairperson) and Schulte, and Ms. Stewart, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held 5 meetings during 2022.
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

Special Committee. The Special Committee is comprised of three independent directors, Messrs. Schulte (Chairperson) and Owen, and Ms. Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Occidental). The Special Committee will determine, as set forth in our partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its related parties, including Occidental. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

ESG Committee. The ESG Committee is comprised of one independent director, Mr. Brown (Chairperson), and two non-independent directors, Mr. Forthuber and Ms. Clark. The ESG Committee assists the Board in overseeing environmental, social, and governance matters, including those related to sustainability and climate change, that are relevant to the Partnership’s activities and performance, and devoting appropriate attention and effective response to stakeholder concerns regarding such matters.

Compensation Committee. In February 2022, the Board established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee is comprised of two independent directors, Ms. Stewart (Chairperson) and Mr. Brown, and two non-independent directors, Ms. Clark and Mr. Bennett. The Compensation Committee held 3 meetings during 2022.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our Board, all of our non-management directors meet in an executive session without management participation. Under our Corporate Governance Guidelines, these meetings are chaired on a rotating basis by the chairpersons of the Board’s Audit Committee and Special Committee.
The Board welcomes questions or comments about WES and its operations. Unitholders or interested parties may contact the Board, including any individual director, at BoardofDirectors@westernmidstream.com or at the following address: Name of the Director(s), c/o Secretary, Western Midstream Holdings, LLC, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.

Director Attendance

The Board of Directors held five meetings in 2022. Each of the directors attended 100% of the aggregate number of regularly scheduled meetings of the Board and of the Board committees on which he or she served and which were held during the period that each director served.

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides a description of the material elements, objectives, and principles of WES’s 2022 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Compensation Committee and the Board considered in making those decisions.

2022 Named Executive Officers

Michael P. Ure President and Chief Executive Officer	Kristen S. Shults Senior Vice President and Chief Financial Officer	Robert W. Bourne Senior Vice President and Chief Commercial Officer	Christopher B. Dial Senior Vice President, General Counsel and Secretary	Catherine A. Green Senior Vice President and Chief Accounting Officer

Ms. Shults was promoted to Senior Vice President and Chief Financial Officer (“CFO”) on May 2, 2022. In addition, Mr. Craig W. Collins, Former Senior Vice President and Co-Chief Operating Officer, was a named executive officer for 2022.

Executive Summary

Now that WES has substantially completed our strategic shift toward becoming a functionally independent company, we have turned our focus to creating value for WES unitholders through cost efficiencies, increasing the quality, safety, and reliability of WES’s service offerings, and a balanced approach to distributions, debt reduction, and common unit repurchases. Our compensation program is designed to align the interests of our executive officers with those of our unitholders by providing pay that is linked to the achievement of performance goals established to foster the creation of sustainable, long-term value for WES.

In 2022, our Board took the following key actions related to executive compensation:

•Established a Compensation Committee to assist the Board in making compensation decisions related to our executive officers and non-employee directors;

•Conducted an annual review of compensation for our executive officers and made changes to their base salaries, target bonus opportunities, and long-term incentive awards;

•Upon hiring of Daniel Holderman as Senior Vice President and Co-Chief Operating Officer, reviewed and approved his compensation package;

•Upon Ms. Shults’s appointment to CFO in May 2022, reviewed and approved changes to her compensation in order to reflect her new role and responsibilities;

•Following the appointment of Michael Forsyth as Senior Vice President, North Operations, reviewed and approved changes to his compensation in order to reflect his new role and responsibilities; and

•Reviewed our annual cash incentive program and updated the performance metrics to incorporate additional ESG metrics related to methane reduction and the development of greenhouse gas tracking and reporting processes.

These actions were taken in furtherance of our transition to a standalone midstream company and made to further align our executive compensation program with WES’s overall strategy, provide for the attraction and retention of executive talent, and align our executive officers’ interest with those of our long-term unitholders.

2022 Business and Performance Highlights

2022 continued to be a transformative year for WES as it implemented programs and policies to support the transition undertaken in 2020 to become a stand-alone midstream company. While executing this transition, and despite the continued challenges occasioned by a world-wide pandemic, during the 2022 fiscal year WES:

•Grew average throughput for natural-gas, crude-oil and NGLs, and produced-water by 1-percent, 3-percent and 19-percent year-over-year, respectively.

•Completed 39-percent of the $1.25 billion unit repurchase program by repurchasing 19,532,305 units for aggregate consideration of $487.6 million through year end 2022.

•Achieved year-end 2022 net leverage ratio of approximately 3.1 times, which surpasses the 2022 Enhanced Distribution leverage target of 3.4 times.

•Achieved full-year cash distribution guidance of $2.00 per unit or greater.

•Established a board-level Compensation Committee.

How We Make Compensation Decisions

Our Board has responsibility for approving the officer and director compensation plans, policies, and programs of the Partnership. Although not required by the NYSE listing standards, in February 2022, we established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee and the Board use several resources in reviewing elements of executive compensation and making compensation decisions. These decisions are not purely formulaic, and the Compensation Committee and the Board exercise judgement and discretion as deemed appropriate.

Compensation Philosophy and Objectives of our Compensation Program

Our Board is committed to a compensation philosophy that is designed to align the interests of our executive officers with those of our unitholders by linking compensation to the achievement of performance goals established to foster the creation of long-term value. The executive compensation program has evolved over the last several years, corresponding to the Partnership’s transition to becoming a functionally independent company with a WES-dedicated management team. As noted above, WES established the Compensation Committee in February 2022 after the 2022 executive compensation actions were determined. Since its formation, the Compensation Committee has worked with its compensation consultant to assist the Board in developing a compensation framework that aligns the interests of our executive officers with those of our unitholders through a culture of equity ownership and an executive compensation program that is more heavily weighted toward at-risk compensation. In developing WES’s executive compensation program, the Compensation Committee intends to target a total compensation package for its executive officers, including the NEOs, that generally provides for (i) median market annual base compensation, (ii) incentive-based compensation composed of short-term incentives targeted slightly above the median market (i.e., approximately the 50th-60th percentile of market), and (iii) long-term incentives that are targeted to pay out at approximately the third-quartile of market. Going forward, the Compensation Committee will utilize this compensation philosophy along with the Partnership’s performance, individual performance, and general market conditions to determine the final compensation awards for the NEOs.
The Board and the Compensation Committee believe the design of our executive compensation program, and the Compensation Committee’s decisions and outcomes in 2022, support our compensation philosophy and objectives, including:

•Annual incentive awards earned are based on achievement of specific financial, operating, safety, and strategic goals;

•Performance-based long-term incentive awards are tied to specific and formulaic financial performance and stock price growth objectives;

•Aligning compensation with unitholder interests;

•Emphasizing performance-based compensation that balances short-term and long-term results; and

•Providing total compensation opportunities competitive with those offered to other executives across our industry.

Administration of Executive Compensation Program and Methodology

Role of the Compensation Committee. Our Compensation Committee, two members of which are independent directors, is appointed by the Board to set our compensation philosophy and objectives as well as design our executive compensation program. The Compensation Committee is responsible for, among other things, the following:

•Reviewing the design and structure of WES’s executive compensation programs to promote alignment with WES's short-term and long-term strategies and business objectives;

•Establishing parameters for the benchmarking of compensation, including reviewing and approving an appropriate peer group of companies;

•Annually reviewing the corporate goals and objectives relevant to the compensation of the executive officers and their annual base salary, annual bonus or incentive opportunity, equity-based opportunities (including time-vested and performance-based phantom units), any supplemental benefits, and any employment, severance, or change-in-control agreements, and make recommendations to the Board with respect to such items; and

•Reviewing and discussing with management the Compensation Discussion and Analysis included in WES’s Annual Report on Form 10-K, and preparing a Compensation Committee Report for inclusion in such 10-K.

Our Compensation Best Practices. The Board and the Compensation Committee oversee the design and administration of the compensation program for our executive officers. The table below highlights the best practices utilized in the compensation process.

What We Do ✓
•Align executive officer pay with performance by structuring more than 77% of pay as at-risk
•Emphasize long-term performance in our equity incentive awards
•Provide an appropriate mix of fixed and variable pay to encourage retention and increase long-term and sustainable unitholder value
•Use appropriate peer group comparisons to determine compensation
•Maintain a compensation committee, advised by an independent compensation consultant, that makes recommendations to the Board for approval
•Require executive officers to maintain a meaningful equity ownership position via unit ownership
•Pay distributions on performance unit awards only at the end of the performance period, based on units earned
•Employ clawback provisions in our long-term equity awards

What We Don’t Do X
•Provide excessive perquisites or personal benefits to our executive officers
•Allow short-selling or hedging of company securities
•Excise tax gross-ups
•Guaranteed bonuses
•Automatic base salary increases

Role of the Compensation Consultant. Through July 2022, the Board retained Meridian Compensation Partners, LLC (Meridian) as its independent compensation consultant to assist the Board and the newly-formed Compensation Committee with the design of our executive compensation program for 2022. In August 2022, the Compensation Committee retained Zayla Partners (thereby replacing Meridian) as its independent compensation consultant to provide advice on various executive compensation matters. Meridian provided guidance on our benchmarking peer group, pay levels, pay mix, and overall executive compensation program design for the 2022 calendar year. Since its engagement by the Compensation Committee, Zayla Partners provided guidance with respect to our overall compensation program design for the 2023 calendar year. Throughout their respective engagements, each of the independent executive consultants reported directly to the Compensation Committee and the Board and provided no other material services to us.

Benchmarking Peers. With assistance from Meridian, the Board evaluated several factors when determining an appropriate peer group of companies to use for 2022 benchmarking compensation opportunities. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or C-Corp)), and companies that are in competition for the same senior executive talent. After conducting an annual review, there were no changes made to the peer group for 2022 compared to the peer group used to evaluate 2021 compensation decisions.

The Partnership’s peer group used for conducting the 2022 executive benchmarking assessment is listed below:

•Crestwood Equity Partners LP	•Magellan Midstream Partners LP
•DCP Midstream LP	•ONEOK, Inc.
•Enable Midstream Partners LP	•Plains All American Pipeline LP
•EnLink Midstream, LLC	•Targa Resources Corp.
•Equitrans Midstream Corporation	•Williams Companies, Inc.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Meridian provided the Board with an independent assessment of the compensation programs and practices in our peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each company. When reviewing benchmarking data, the Board reviewed 25th, 50th, and 75th percentile data in connection with the general structuring of the officers’ compensation packages; however, the Board did not target a specific percentile of the benchmark data for the 2022 compensation decisions, and in making specific officer compensation decisions, the Board has taken into account other considerations as noted below.

Role of Executive Officers in Setting Executive Compensation. The Board, after reviewing the information provided by Meridian for 2022 and considering other factors described below, determines, with input from Meridian, each element of compensation for our CEO. When making determinations about each element of compensation for our other executive officers, the Board also considers recommendations from our CEO. Additionally, at the Board’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Board is under no obligation to implement these recommendations. Executive officers and others may also attend Board meetings when invited to do so, but the executive officers do not attend when their individual compensation is being discussed.

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

2022 Annual Compensation Program

We believe that compensation for our NEOs should be competitive within our stated peer group and any rewards should be directly linked to the interests of our unitholders. Our executive compensation program includes a mix of direct and indirect compensation elements. Performance metrics for short-term and long-term incentive programs include a balance of both financial and operational targets that align with our business strategy. We believe that a majority of an executive officer’s total compensation opportunity should be performance-based; however, we do not have a specified formula that dictates the overall weighting of each element. Our Board has established an annual target total compensation program designed to support WES’s long-term strategic objectives and be competitive with industry practices.
As illustrated in the charts below, our CEO’s target direct compensation is heavily weighted towards at-risk compensation, with 88% of our CEO’s compensation based on performance and time-based awards. In addition, 77% of our other NEOs’ target direct compensation, on average, is at-risk. Further, 72% of our CEO’s targeted annual direct compensation and 58%, on average, for our other NEOs’ targeted annual direct compensation is tied directly to WES’s unit performance through their annual long-term incentive awards.

Targeted Annual Direct Compensation

The charts above are based on the following compensation elements, as discussed under Analysis of 2022 Compensation Actions: base salaries approved in 2022; 2022 target bonus opportunities; and the target value of the 2022 annual long-term incentive awards.

Direct Compensation Elements. WES’s direct compensation program is based on three key elements of compensation: base salary, long-term incentives comprised of equity-based awards, including time-based and performance-based awards, and short-term incentive comprised of an annual cash bonus award. Each element is intended to offer a competitive compensation level relative to our peers that aids in the retention of our executives.

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation based on performance, expertise, and experience to attract and retain executive talent
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry
	ROA Units (25% of award)	3-Year Return on Assets (“ROA”) Absolute Unit Price	ROA Units reward sustained financial performance by providing an incentive for NEOs to focus on efficiently managing WES’s assets to generate earnings and provide a retentive value
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return (“TUR”) Absolute Unit Price
TUR Units reward unit price performance relative to our performance peer group, provide an effective comparison of our unit price performance against an industry peer group, align the interests of our NEOs with that of our unitholders, and provide a retentive value

Annual Cash Incentives	Cash	Adjusted EBITDA Free Cash Flow System Availability TRIR Volunteer Participation Methane Reduction Greenhouse Gas	Based on the achievement of WES’s performance goals, which are aligned with key financial, operational, and sustainability metrics, the annual cash incentive provides incentives for the NEOs to focus and excel in areas aligned with WES’s short-term business objectives

Analysis of 2022 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2022 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions, require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.

Name	Salary Approved in 2021 ($)	Salary Approved in 2022 ($)	% Change
Mr. Ure	725,000	775,000	6.9%
Ms. Shults (1)	—	400,000	—
Mr. Dial	400,000	425,000	6.3%
Mr. Bourne	405,000	425,000	4.9%
Ms. Green (1)	—	400,000	—
Mr. Collins (2)	475,000	510,000	7.4%
________________________________________________________________________________________
(1)Ms. Shults and Ms. Green were not NEOs for the year 2021.
(2)Mr. Collins left WES effective November 11, 2022.

The Board approved an increase to Mr. Ure’s salary to better align his salary with the median of the peer benchmark data for the chief executive officer position. Ms. Shults did not receive a salary increase in conjunction with her appointment to CFO in May 2022. The salary increases for the other NEOs were based on internal compensation alignment considerations and to bring their salaries closer to the median of the peer benchmark data.

Equity-Based Long-term Incentive Awards. Our long-term incentive program aligns our NEOs’ interests with those of our unitholders by providing them with the opportunity to earn compensation based on WES’s success. Our Board did not make changes in 2022 to the structure of our annual long-term incentive program that consists of a combination of time-based units and performance-based units. This use of both time-based and performance-based awards is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 72% of targeted annual direct compensation for our CEO and an average of 58% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2022 annual long-term incentive awards, vest annually over a three-year period, subject to the NEO’s continued service through the applicable vesting date. Upon vesting, the awards are settled in WES units. Distribution equivalent rights for time-based awards are paid in cash on a current basis during the vesting period. Our Board has determined that granting time-based units aligns the interests of our NEOs with our unitholders, provides a retention tool, and rewards long-term service.

Return on Asset Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2022 annual long-term incentive awards. ROA is calculated each year during a three-year performance period as follows:

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

WES 3-Year Average ROA	19%	18%	17%	16%	15%	14%	13%	12%	11%
Payout as a % of Target	200%	175%	150%	125%	100%	75%	50%	25%	0%

The number of ROA Units earned will be paid in the form of WES units after the end of the performance period and after the Board has certified our ROA results. Distribution equivalent rights for ROA Units paid prior to the settlement of such ROA Units are accrued and paid in cash at the end of the performance period based on the actual performance results of the underlying award.

Total Unit Return Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2022 annual long-term incentive awards. The units vest based on our TUR performance ranking relative to our peer group over a three-year performance period, with TUR calculated as follows:

Average Closing Common Unit Price for the last 30 trading days of the performance period	minus	Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period	plus	Distributions paid per Common Unit over the performance period (based on ex-dividend date)

divided by

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

The industry peer group for our 2022 TUR awards is listed below. There were no changes in peer companies compared to the 2021 peer group.

•Antero Midstream Corporation	•Equitrans Midstream Corporation
•Crestwood Equity Partners LP	•Magellan Midstream Partners LP
•DCP Midstream LP	•Plains All American Pipeline LP
•EnLink Midstream, LLC	•Targa Resources Corporation

If during the performance period, a peer company is acquired, ceases to exist, ceases to be a publicly-traded partnership, files for bankruptcy, spins off 25% or more of its assets, or sells all or substantially all of its assets, then such peer company shall be deemed to fall to the bottom of the relative TUR ranking for the performance period.
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

Equity Awards Granted in 2022. In 2022, the Board approved the below annual long-term incentive awards. These awards are included in the Grants of Plan-Based Awards Table. The target value of the 2022 annual equity awards granted to the NEOs, excluding Ms. Shults, reflect an increase of approximately 25%, on average, compared to their prior year target value of annual awards. In conjunction with her promotion to CFO in May 2022, Ms. Shults received a one-time promotional grant with a target value of $1,050,000 delivered in 50% time-based units, 25% TUR performance units, and 25% ROA performance units. This award was intended to align Ms. Shults’s compensation with the other NEOs by providing her a similar link to performance and to increase her equity holdings to a level consistent with the CFO role. In determining the annual equity awards, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels.

	Total Target LTI Value ($) (1)	Time-Based Units (50%)		TUR Units (25%)		ROA Units (25%)
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Ure	4,500,000	86,705	2,250,000	43,353	1,125,000	43,353	1,125,000
Ms. Shults (2)	1,700,000	46,533	1,175,000	10,838	262,500	10,838	262,500
Mr. Dial	900,000	17,341	450,000	8,671	225,000	8,671	225,000
Mr. Bourne	900,000	17,341	450,000	8,671	225,000	8,671	225,000
Ms. Green	650,000	12,524	325,000	6,262	162,500	6,262	162,500
Mr. Collins (3)	1,700,000	32,755	850,000	16,378	425,000	16,378	425,000
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.
(2)Ms. Shults’s values include her CFO promotional award and her 2022 annual award she received prior to her promotion to CFO. Her annual award of time-based units was granted under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan.
(3)Per the terms of Mr. Collins’s award agreements, upon his departure from WES, he received a prorated portion of these awards.

Performance Unit Awards - Results for the Performance Period Ended December 31, 2022. In February 2023, the Compensation Committee recommended for certification, and the Board certified, the performance results for the 2020 annual TUR Unit and ROA Unit awards. These awards had a three-year performance period that began on January 1, 2020, and ended December 31, 2022. Under the 2020 TUR Unit awards, WES ranked 3rd in TUR relative to the established peer group, which resulted in a payout of 150%. Under the 2020 ROA Unit awards, WES achieved a three-year average ROA of 17.5%, which resulted in a payout of 163.3%. Upon the Board’s performance certification, these awards were paid in the form of WES units.
The following table lists the target number of performance units awarded and actual performance units earned by the NEOs under the 2020 annual TUR Unit and ROA Unit awards.

	ROA Units		TUR Units
	Paid at 163.3% of Target		Paid at 150% of Target
Name	Number of Units - Target	Number of Units - Earned	Number of Units - Target	Number of Units - Earned
Mr. Ure	46,817	76,452	46,817	70,226
Ms. Shults (1)	—	—	—	—
Mr. Dial	9,363	15,290	9,363	14,045
Mr. Bourne	10,924	17,839	10,924	16,386
Ms. Green	3,902	6,372	3,902	5,853
Mr. Collins (2)	19,344	31,589	19,344	29,016
_________________________________________________________________________________________
(1)Ms. Shults was not eligible for a grant of performance units in 2020.
(2)Per the terms of Mr. Collins’s award agreements, upon his departure from WES, he received a prorated portion of these awards.

Performance-Based Annual Cash Incentives—WES Cash Bonus Program. Our Board has approved the WES Cash Bonus Program (“WCB Program”) under our Incentive Compensation Program. Under the WCB Program, annual cash bonus awards are earned by eligible employees, including our NEOs, taking into account the achievement of specified business objectives and individual performance objectives. The Board maintains full discretion in determining overall performance under the WCB Program and may adjust bonus payouts based on factors it deems relevant.
In February 2022, individual target bonus dollar values were approved by the Board for each of our NEOs as noted in the table below.

	2021 Target Bonus		2022 Target Bonus
Name	$	% of Salary	$	% of Salary
Mr. Ure	833,750	115%	968,750	125%
Ms. Shults (1)	—	—	320,000	80%
Mr. Dial	275,000	69%	340,000	80%
Mr. Bourne	330,000	81%	340,000	80%
Ms. Green (1)	—	—	320,000	80%
Mr. Collins (2)	475,000	100%	586,500	115%
_________________________________________________________________________________________
(1)Ms. Shults and Ms. Green were not NEOs for the year 2021.
(2)Mr. Collins left WES effective November 11, 2022.

Changes to target bonuses for 2022 were determined based on a review of our peer benchmarking data and internal pay equity considerations. The Board did not approve a change in Ms. Shults’s target bonus opportunity at the time of her promotion to CFO.
In February 2022, the Board approved performance measures and targets to be used as an aid in determining annual cash awards under the WCB Program for the one-year performance period that ended December 31, 2022. Our annual incentive program was designed to include measures that support our primary business strategy of creating long-term value for our unitholders by safely delivering above-average customer service and system availability, and obtaining new business over time, while achieving costs efficiencies and optimizing our financial profile. The overall design of the 2022 WCB Program is similar to the 2021 WCB Program, but with some changes to our environmental and safety metrics. Emphasizing our commitment to sustainability, we incorporated goals regarding methane reduction and greenhouse gas tracking and reporting processes into the Program. The addition of these two metrics to our existing Sustainability metrics of Total Recordable Incident Rate (“TRIR”) and Volunteer Participation supports our foundational pillar of sustainable operations through our commitment to the safety of our people, lowering our carbon intensity, and improving our communities.
The table below reflects the Partnership’s 2022 performance metrics, performance targets and performance under these metrics.

Performance Metric		Relative Weighting Factor	WCB Program Performance Targets	WCB Program Performance Results
Financial	Adjusted EBITDA (1)	30%	$1,975MM	$2,127.9MM
	Free Cash Flow (2)	30%	$1,250MM	$1,357.8MM
Operational	System Availability (3)	20%	99%	98.7%
Sustainability	TRIR (4)	9%	0.30	0.53
	Employee Volunteer Participation (5)	3%	50% Participation	63.4%
	Methane Reduction	5%	5% Reduction	5.8%
	Greenhouse Gas (6)	3%	Qualitative	Achieved
		100%
_________________________________________________________________________________________
(1)Adjusted EBITDA, for purposes of the WCB program, excludes the effects of revenue recognition cumulative adjustments (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K).
(2)Free cash flow, for purposes of the WCB program, excludes the effects of changes in working capital (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K).

(3)System Availability is a measure of the “real” average availability experienced by WES’s customers related to its gas systems, oil systems, and water-disposal wells. It considers the ratio of average actual daily volumes to expected daily volumes and includes all experienced sources of downtime, such as scheduled and unscheduled downtime, logistic downtime, etc. The total availability score is a weighted average with more weight given to higher gross-margin-producing assets.
(4)TRIR includes injuries or illnesses that result in any of the following: days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness, or death.
(5)Employee Volunteer Participation includes employee volunteer participation through a WES coordinated event focused on local nonprofit organizations or individual volunteer time through a registered 501(c)3.
(6)WES set a qualitative goal to develop a Greenhouse Gas (“GHG”) emissions management system to measure GHG emissions and identify actionable emissions-reduction projects.

2022 WCB Program Performance Assessment. In assessing the Partnership’s performance under the WCB Program, the Board considered our performance against the pre-established targets for the year. Based upon the results described above and in recognition of the overall excellent financial and operational performance, including exceptional achievement with respect to Adjusted EBITDA, Free cash flow, and WES’s methane emissions reduction goals, the Board approved a payout of 157% under the 2022 WCB Program.

Actual Bonuses Earned for 2022. The cash bonus awards for 2022 for our NEOs are shown in the table below and are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.

Name	Target Bonus ($)		Board Assessment of 2022 WCB Program		Cash Bonus Awards ($)
Mr. Ure	968,750	x	157%	=	1,520,938
Ms. Shults (1)	320,000	x	157%	=	502,400
Mr. Dial	340,000	x	157%	=	533,800
Mr. Bourne	340,000	x	157%	=	533,800
Ms. Green	320,000	x	157%	=	502,400
Mr. Collins (2)	506,158	x	157%	=	794,668
_________________________________________________________________________________________
(1)Ms. Shults was promoted to Senior Vice President and CFO May 2, 2022. The Board did not approve a change in Ms. Shults’s target bonus opportunity at the time of her promotion to CFO.
(2)Mr. Collins left WES effective November 11, 2022, and his target bonus is reflected on a pro-rata basis.

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

Retirement Benefits. All of our employees, including our NEOs, are eligible to participate in the Western Midstream Savings Plan, a tax-qualified savings plan maintained by WES. In 2021, our Board approved the Western Midstream Savings Restoration Plan, which is a non-qualified deferred compensation plan implemented to provide for the deferral of employer contributions that the participant would have otherwise been eligible for absent the Internal Revenue Code (“IRC”) limitations that restrict the amount of benefits payable under the tax-qualified savings plan.

Other Benefits. We provide other benefits such as medical, dental, vision, flexible spending and health savings accounts, paid time off, life insurance, and disability coverage to our executive officers. These benefits are also provided to all other eligible employees.

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

Severance Benefits. Each of our NEOs is covered by the Western Midstream Partners, LP Executive Severance Plan (the “ESP”) and the Western Midstream Partners, LP Executive Change in Control Severance Plan (the “CIC Plan”).

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

•Any accrued, but unused as of the date of the termination, vacation pay.

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

•Outplacement services for up to nine months; and

•Any accrued, but unused as of the date of the termination, vacation pay.

A detailed discussion of the benefits under these plans is included in the Potential Payments Upon Termination or Change of Control section below, including a discussion of the ESP benefits payable to Mr. Collins upon his departure from the Partnership on November 11, 2022.

Additional Compensation Policies and Provisions

The following provides a discussion of additional policies and provisions we have in place related to our overall executive compensation program.

Equity Grant Practices. WES maintains the Western Gas Partners, LP 2017 Long-Term Incentive Plan and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan, which govern the issuance of equity and equity-based awards. The Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan, under which certain outstanding awards were issued, expired in November 2022. Under the provisions of these plans, the Board has the authority to grant equity awards to our Section 16 officers. The grant date fair value of each award is based on the closing unit price of WES’s units on the NYSE on the grant date as designated by the Board. The grant date fair value of the TUR Units also incorporates the estimated payout percentage of the award on the grant date.

Equity Ownership Guidelines. In order to align the interests of executives and unitholders, the Board has approved executive equity ownership guidelines as noted below. Executives are expected to comply with these guidelines within five years of the date the individual is first elected to the office. An officer who does not meet the minimum ownership guideline may not sell any Western Midstream units until he or she meets the guideline and would continue to meet the guideline following any such sale. In determining equity ownership levels, we include an executive’s direct unit holdings (including units held in a living trust or by a family partnership or corporation controlled by the executive, unless the executive expressly disclaims beneficial ownership of such units) and long-term incentive awards, including time-based restricted unit awards and vested performance unit awards. Unvested performance unit awards do not count towards the ownership guidelines.

Position	Multiple of Base Salary
Chief Executive Officer	6
CFO/COO	4
Other Senior Vice Presidents	3

Clawback Provisions. Per the terms of our 2022 long-term incentive awards which were granted under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan and the Western Gas Partners, LP 2017 Long-Term Incentive Plan, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement.

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

Blackout Periods. Our Insider Trading Policy prescribes regularly scheduled blackout periods for each fiscal quarter. The scheduled blackout periods begin on the last calendar day of the quarter and end two full trading days following the public release of the applicable quarter’s earnings. The blackout periods apply to all WES officers, including our NEOs, all directors of our General Partner, employees working in our Denver, Colorado and The Woodlands, Texas offices, and any other person designated by our General Counsel from time to time. These blackout restrictions also apply to the immediate family and others who live in their homes, as well as any trust, partnership, or other entity in which the covered individual controls.

Tax Law Considerations. We are a limited partnership for United States federal income tax purposes. Therefore, the compensation paid to our NEOs is not subject to the deduction limitations under Section 162(m) of the IRC. We have structured our compensation programs in a manner intended to be exempt from, or to comply with Section 409A of the IRC.

Compensation Committee Report

The Compensation Committee, the members of which are listed below, is responsible for reviewing and recommending to the Board for approval actions related to the executive compensation programs of the Partnership. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, the Compensation Committee recommended to the Board that it be included in this Form 10-K.

The Compensation Committee of Western Midstream Holdings, LLC:

Lisa Stewart, Chairperson
Peter J. Bennett
Oscar K. Brown
Nicole E. Clark

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation amounts for our NEOs for the years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Michael P. Ure	2022	767,308	1,520,938	5,034,558	—	325,201	7,648,005
President and	2021	713,462	416,041	6,259,276	984,659	344,607	8,718,045
Chief Executive Officer	2020	641,346	617,500	4,133,602	—	42,439	5,434,887
Kristen S. Shults	2022	362,731	502,400	1,807,184	—	68,558	2,740,873
Senior Vice President and
Chief Financial Officer
Christopher B. Dial (5)	2022	421,154	533,800	1,006,937	—	123,641	2,085,532
Senior Vice President,	2021	388,462	137,225	1,459,424	324,775	100,514	2,410,400
General Counsel and Secretary
Robert W. Bourne	2022	421,923	533,800	1,006,937	—	165,975	2,128,635
Senior Vice President and	2021	405,000	164,670	1,201,841	389,730	181,082	2,342,323
Chief Commercial Officer	2020	417,692	313,500	981,448	—	41,725	1,754,365
Catherine A. Green (6)	2022	384,616	902,400	727,206	—	144,897	2,159,119
Senior Vice President and
Chief Accounting Officer
Craig W. Collins (7)	2022	445,769	794,668	1,901,951	—	1,906,098	5,048,486
Former Senior Vice President and	2021	471,923	237,025	2,575,436	560,975	204,045	4,049,404
Chief Operating Officer	2020	461,923	370,500	1,757,410	—	41,500	2,631,333
_________________________________________________________________________________________
(1)For 2021, this column reflects the portion of the annual cash bonus awards that is attributed to the Board’s exercise of its discretion in assessing our performance results under the WCB Program for the year ended December 31, 2021, as discussed in the Compensation Discussion and Analysis. For 2020, this column reflects annual cash bonus awards under the WCB Program for the year ended December 31, 2020.
(2)This column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR units is calculated based on a Monte-Carlo valuation on the grant date. The maximum values, assuming a 200% payout, of the 2022 ROA unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, Ms. Green, and Mr. Collins were approximately $2.3 million, $0.52 million, $0.45 million, $0.45 million, $0.32 million, and $0.85 million, respectively. The maximum values, assuming a 200% payout, of the 2022 TUR unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, Ms. Green, and Mr. Collins were approximately $3.3 million, $0.74 million, $0.66 million, $0.66 million, $0.48 million, and $1.3 million, respectively. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For information regarding the awards granted in 2022, see the Grants of Plan-Based Awards in 2022 table.
(3)This column reflects the portion of the annual cash bonus awards calculated based on our unadjusted performance results, pursuant to the WCB Program.

(4)The 2022 amounts are detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan and Savings Restoration Plan ($)	Other ($) (i)	Total ($)
Michael P. Ure	325,201	—	325,201
Kristin S. Shults (5)	68,558	—	68,558
Christopher B. Dial (5)	123,641	—	123,641
Robert W. Bourne	165,975	—	165,975
Catherine A. Green (5)	144,897	—	144,897
Craig W. Collins (6)	186,565	1,719,533	1,906,098
________________________________________________________________
(i)    For Mr. Collins, the amount includes benefits payable under the Executive Severance Plan in the amount of $1,644,750 and the payout upon his termination of his accrued but unused paid time off balance of $74,783.
(5)Ms. Shults and Ms. Green were not NEOs for the years ended December 31, 2021 and 2020. Mr. Dial was not an NEO for the year ended December 31, 2020.
(6)Includes a $400,000 retention bonus for which restrictions lapsed during 2022.
(7)Mr. Collins left WES effective November 11, 2022.

Grants of Plan-Based Awards in 2022

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan and the Western Gas Partners, LP 2017 Long-Term Incentive Plan during 2022 to each of the NEOs as described below.

Non-Equity Incentive Plan Awards (WCB Program). Values disclosed reflect the estimated cash payouts under the WES WCB Program, as discussed in the Compensation Discussion and Analysis. If threshold levels of performance are not met, the payout can be zero. If maximum levels of performance are achieved, the plan funding is capped at 200% of the aggregate target payout for all participants.

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance and continued service over a three-year performance period ending December 31, 2024. Performance units earned are settled in the form of common units. The awards include tandem distribution equivalent rights accrued and paid in cash at the end of the performance period based on actual performance.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that vest ratably over three years, beginning on February 12, 2023. The awards include tandem distribution equivalent rights paid in cash on a current basis.

								All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Michael P. Ure	—	—	968,750	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	86,705	2,249,995
ROA Units	02/15/2022	—	—	—	10,838	43,353	86,706	—	1,125,010
TUR Units	02/15/2022	—	—	—	10,838	43,353	86,706	—	1,659,553
Kristen S. Shults (3)	—	—	320,000	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	24,857	650,011
Time-Based Units	05/02/2022	—	—	—	—	—	—	21,676	524,993
ROA Units	05/02/2022	—	—	—	2,710	10,838	21,676	—	262,496
TUR Units	05/02/2022	—	—	—	2,710	10,838	21,676	—	369,684
Christopher B. Dial	—	—	340,000	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	17,341	449,999
ROA Units	02/15/2022	—	—	—	2,168	8,671	17,342	—	225,012
TUR Units	02/15/2022	—	—	—	2,168	8,671	17,342	—	331,926
Robert W. Bourne	—	—	340,000	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	17,341	449,999
ROA Units	02/15/2022	—	—	—	2,168	8,671	17,342	—	225,012
TUR Units	02/15/2022	—	—	—	2,168	8,671	17,342	—	331,926
Catherine A. Green	—	—	320,000	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	12,524	324,998
ROA Units	02/15/2022	—	—	—	1,566	6,262	12,524	—	162,499
TUR Units	02/15/2022	—	—	—	1,566	6,262	12,524	—	239,709
Craig W. Collins	—	—	586,500	—	—	—	—	—	—
Time-Based Units	02/15/2022	—	—	—	—	—	—	32,755	849,992
ROA Units	02/15/2022	—	—	—	4,095	16,378	32,756	—	425,009
TUR Units	02/15/2022	—	—	—	4,095	16,378	32,756	—	626,950
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200% of the aggregate target payout for all participants, but there are no individual maximums established.
(2)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2022 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(3)Time-Based Units, ROA Units, and TUR Units were granted to Ms. Shults on May 2, 2022, in connection with her promotion to Senior Vice President and CFO.

Outstanding Equity Awards at Year-End 2022

The following table reflects outstanding equity awards for each NEO as of December 31, 2022. The market values shown are based on WES’s closing unit price of $26.85 on December 30, 2022.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Michael P. Ure
Time-Based Units	222,686	5,979,119	—	—
ROA Units	—	—	357,536	9,599,842
TUR Units	—	—	262,168	7,039,211
Kristin S. Shults
Time-Based Units	57,393	1,541,002	—	—
ROA Units	—	—	21,589	579,665
TUR Units	—	—	13,548	363,764
Christopher B. Dial
Time-Based Units	46,627	1,251,935	—	—
ROA Units	—	—	79,855	2,144,107
TUR Units	—	—	58,339	1,566,402
Robert W. Bourne
Time-Based Units	44,520	1,195,362	—	—
ROA Units	—	—	74,057	1,988,430
TUR Units	—	—	54,775	1,470,709
Catherine A. Green
Time-Based Units	25,602	687,414	—	—
ROA Units	—	—	29,973	804,775
TUR Units	—	—	21,552	578,671
Craig W. Collins
Time-Based Units	—	—	—	—
ROA Units	—	—	92,685	2,488,592
TUR Units	—	—	71,490	1,919,507
_________________________________________________________________________________________
(1)The table below shows the vesting dates for the respective time-based units listed in the above Outstanding Equity Awards at Year-End 2022 Table:

Vesting Date	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
02/12/2023	122,901	23,246	26,145	25,612	13,054
02/12/2024	70,883	18,636	14,701	13,127	8,373
02/12/2025	28,902	15,511	5,781	5,781	4,175
(2)The table below shows the performance periods for the respective ROA Units listed in the above Outstanding Equity Awards at Year-End 2022 Table. The number of outstanding ROA Units for each award is calculated based on WES’s return-on-assets performance as of December 31, 2022, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2022, WES’s performance under the ROA awards was 163.3%, 176.7%, and 199.2% for the performance periods ending December 31, 2022, 2023, and 2024, respectively.

Performance Period	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green	Mr. Collins
1/1/2020 to 12/31/2022 (i)	76,452	—	15,290	17,839	6,372	31,589
1/1/2021 to 12/31/2023	194,725	—	47,292	38,945	11,127	51,750
1/1/2022 to 12/31/2024	86,359	21,589	17,273	17,273	12,474	9,346
_______________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2022, were made in February 2023 after the Compensation Committee’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(3)The table below shows the performance periods for the respective TUR Units listed in the above Outstanding Equity Awards at Year-End 2022 Table. The number of outstanding TUR Units for each award is calculated based on WES’s relative total unit return performance ranking as of December 31, 2022, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2022, WES’s performance under the TUR awards was 150%, 125%, and 125% for the performance periods ending December 31, 2022, 2023, and 2024, respectively.

Performance Period	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green	Mr. Collins
1/1/2020 to 12/31/2022 (i)	70,226	—	14,045	16,386	5,853	29,016
1/1/2021 to 12/31/2023	137,751	—	33,455	27,550	7,871	36,609
1/1/2022 to 12/31/2024	54,191	13,548	10,839	10,839	7,828	5,865
________________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2022, were made in February 2023 after the Compensation Committee’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.

Option Exercises and Units Vested in 2022

The following table reflects information about the aggregate dollar value realized during 2022 by our NEOs for WES awards that vested in 2022.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael P. Ure	104,415	2,846,505
Kristen S. Shults	7,734	210,906
Christopher B. Dial	22,531	614,228
Robert W. Bourne	22,290	607,635
Catherine A. Green	9,776	266,514
Craig W. Collins	78,173	2,171,499
_________________________________________________________________________________________
(1)The number of units acquired on vesting includes the time-based units that vested in 2022 and the distribution equivalent rights that, per the terms of the underlying 2020 award agreements, were settled in common units on the date of the distribution payments.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the value disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.

Pension Benefits for 2022

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in the Partnership’s 401(k) plan, a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2022

The Partnership maintains the Western Midstream Savings Restoration Plan to provide a supplemental benefit to eligible employees, including the NEOs, equal to the excess, if any, of the Partnership matching contributions that would have been allocated to a participant’s 401(k) plan account each year without regard to IRC limitations. Eligible compensation includes base salary earnings and annual WCB payments. Participants may direct contributions into investment options that mirror those provided under the Partnership’s 401(k) Plan. In general, deferred amounts are distributed to the participant in lump sum upon separation from service.

Name	Executive Contributions in 2022	Partnership Contributions in 2022 (1)	Aggregate Earnings / Losses in 2022	Aggregate Withdrawal / Distributions in 2022	Aggregate Balance at End of 2022 (2)
Michael P. Ure	$—	$284,701	$(15,693)	$—	$430,152
Kristin S. Shults	—	25,863	—	—	25,863
Christopher B. Dial	—	83,141	(5,223)	—	124,323
Robert W. Bourne	—	125,475	(7,776)	—	201,344
Catherine A. Green	—	104,397	(3,550)	—	132,382
Craig W. Collins	—	150,450	(9,648)	—	228,665
_________________________________________________________________________________________
(1)Reflects contributions earned for fiscal year 2022, although not credited to participant accounts until 2023. These contributions are reported in the Summary Compensation Table for each of the NEOs under the “All Other Compensation” column for the year 2022.
(2)The balance for each NEO includes Partnership contributions previously reported in the Summary Compensation Table for fiscal years prior to 2022 in the following aggregate amounts: Mr. Ure - $161,144; Ms. Shults - $0; Mr. Dial - $47,805; Mr. Bourne - $83,645; Ms. Green - $0; and Mr. Collins - $87,863.

Potential Payments Upon Termination or Change of Control

As of December 31, 2022, all of our NEOs were eligible for severance benefits under the ESP and CIC Plan that were amended and restated, and approved by our Board, in November 2022 (discussed in detail in the CD&A Severance section).
Upon Mr. Collins’s departure from the Partnership on November 11, 2022, he received the following benefits under the ESP: cash severance of $1,644,750 payable in lump sum; an annual bonus for 2022 in the amount of $794,668 paid at the same time as other executives; up to two years of continued health and welfare benefits at the employee rates, valued at $6,024; and he is eligible for the reimbursement of up to nine months of outplacement services. Under the terms of his outstanding long-term incentive award agreements, he received a prorated portion of his unvested awards upon his departure, with an estimated value of $1,025,256. This value reflects the prorated time-based units that vested upon his departure and an estimated value of his prorated performance units, based on performance to date as of December 31, 2022. The performance units will be paid after the end of the performance period based on actual performance. Mr. Collins will also be paid his previously earned and vested balance in the Savings Restoration Plan of approximately $235,000(1). Mr. Collins entered into a Release and Separation Agreement (“Release Agreement”) with WES setting out the terms of his departure. The Release Agreement also includes a release of claims, confidentiality, cooperation, non-solicitation, non-competition, and other provisions customary for an agreement of this type, with varying restricted periods ranging from 12 to 24 months.
The following tables reflect potential payments to our NEOs under existing plans and award agreements for various scenarios involving a change of control or termination of employment of each NEO, assuming a termination date of December 31, 2022 and, where applicable, using the closing price of our common unit of $26.85 (as reported on the NYSE as of December 30, 2022). In addition to the reported amounts, following a separation from service, NEOs would also receive any previously earned but not paid benefits under our Savings Restoration Plan, as disclosed in the Nonqualified Deferred Compensation for 2022 Table.

_________________________________________________________________________________________
(1)Due to Internal Revenue Code Section 409A, the final payment has yet to be made and the amount is subject to change.

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

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Involuntary Not For Cause Termination. As of December 31, 2022, the NEOs below were eligible for severance benefits under the ESP.

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance (1)	$3,487,500	$1,080,000	$1,147,500	$1,147,500	$1,080,000
Pro-Rata Annual Cash Bonus (2)	1,520,938	502,400	533,800	533,800	502,400
Pro-Rata Vesting of WES Equity Awards (3)	14,041,570	857,239	3,100,073	2,963,890	1,157,612
Continuation of Welfare Benefits (4)	60,085	41,680	15,639	44,940	41,680
Total	$19,110,093	$2,481,319	$4,797,012	$4,690,130	$2,781,692
_________________________________________________________________________________________
(1)Reflects amounts payable in lump pursuant to the terms of the ESP. Mr. Ure’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Ms. Shults; Messrs. Dial and Bourne, and Ms. Green reflect 1.5 times the sum of their current base salary plus target bonus.
(2)The amounts reflect a prorated annual bonus, assuming each NEO’s employment terminated on December 31, 2022.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2022. In the event of an involuntary termination not for cause, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2020 annual performance unit awards with performance periods that ended December 31, 2022, but were not settled until February 2023.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Good Reason Termination Under the ESP. As of December 31, 2022, the NEOs below were eligible for severance benefits in the event of a good reason termination under the ESP. Good Reason for purposes of the ESP is generally defined as the occurrence of any of the following conditions: materially and adversely diminished duties and responsibilities; a material reduction in base salary or base salary plus annual target bonus, unless such reduction is applied generally and consistently to the Partnership’s executives; or a material change in work location.

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance (1)	$3,487,500	$1,080,000	$1,147,500	$1,147,500	$1,080,000
Pro-Rata Annual Cash Bonus (2)	1,520,938	502,400	533,800	533,800	502,400
Pro-Rata Vesting of WES Equity Awards (3)	14,041,570	857,239	3,100,073	2,963,890	1,157,612
Continuation of Welfare Benefits (4)	60,085	41,680	15,639	44,940	41,680
Total	$19,110,093	$2,481,319	$4,797,012	$4,690,130	$2,781,692
_________________________________________________________________________________________
(1)The cash severance is payable in lump sum, pursuant to the terms of the ESP. Mr. Ure’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Ms. Shults; Messrs. Dial and Bourne, and Ms. Green reflect 1.5 times the sum of their current base salary plus target bonus.
(2)Pursuant to the terms of the ESP, the values reflect a prorated annual bonus, assuming each NEO’s employment terminated on December 31, 2022.
(3)Awards granted prior to 2022 do not include a vesting provision for a good reason termination outside of a change of control.
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
Under the CIC Plan, a change in control is deemed to have occurred in the event that: (i) any person or group other than the Partnership or Occidental (or affiliate) acquires 50% or more of the voting power in the Partnership or General Partner; (ii) the approval of the Partnership’s plan of liquidation; (iii) the sale, transfer or other disposition of all or substantially all of the Partnership’s assets; (iv) certain changes are made to the composition of the Partnership’s Board of Directors; (v) the completion of a business combination transaction in which, after giving effect to such transaction, neither the Partnership, Occidental, nor its affiliates meet certain ownership thresholds; (vi) the General Partner is removed or the General Partner (or its affiliate) ceases to be the sole general partner of the Partnership; or the Partnership is taken private in a transaction in which its common equity securities cease to be listed on a national securities exchange.
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

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance (1)	$5,213,813	$1,440,000	$1,530,000	$1,530,000	$1,440,000
Pro-Rata Annual Cash Bonus (2)	1,520,938	502,400	533,800	533,800	502,400
Pro-Rata Vesting of WES Equity Awards (3)	14,041,570	857,239	3,100,073	2,963,890	1,157,612
Continuation of Welfare Benefits (4)	60,085	41,680	15,639	44,940	41,680
Total	$20,836,406	$2,841,319	$5,179,512	$5,072,630	$3,141,692
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum under the CIC Plan. Mr. Ure’s value is calculated as 2.99 times his base salary plus target bonus. The values for Ms. Shults, Messrs. Dial and Bourne, and Ms. Green are calculated as 2.0 time their base salary plus target bonus.
(2)Per the terms of the CIC Plan, the NEOs are eligible for a prorated bonus for the year of termination, based on the greater of target performance and actual performance. The amounts reflect their actual bonuses awarded for 2022, as disclosed in the Summary Compensation Table.
(3)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2022. In the event of a change of control, the performance would be calculated based on the change of control date. Amounts include the value of 2020 annual performance unit awards with performance periods that ended December 31, 2022, but were not settled until February 2023.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Death or Termination due to Disability

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance (1)	$22,618,172	$2,484,431	$4,962,444	$4,654,501	$2,070,860
Total	$22,618,172	$2,484,431	$4,962,444	$4,654,501	$2,070,860
______________________________________________________________________________________
(1)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2022. In the event of death or termination due to disability, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of 2020 annual performance unit awards with performance periods that ended December 31, 2022, but were not settled until February 2023.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of our employees and the annual total compensation of Michael P. Ure, our President and Chief Executive Officer.
For the 2022 calendar year, the annual total compensation of Mr. Ure, as reported in the Summary Compensation Table for this Item 11, was $7,648,005. The median of the annual total compensation of all employees of the Partnership (other than our CEO) was $166,363. Based on this information, for 2022, Mr. Ure’s total annual compensation was 46 times that of the median of the annual total compensation of all employees.
As permitted by the SEC rules, the median employee utilized for the pay ratio disclosure for the fiscal year ended 2022 is the same employee identified for our prior pay ratio disclosure for the fiscal year ended 2020 because there were no changes during our fiscal year ended 2021 or 2022 with respect to our employee population, employee compensation arrangements, or to the same median employee’s circumstances that we reasonably believe would result in a significant change to this pay ratio disclosure. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2022, our employee population consisted of 1,217 individuals with all of these individuals located in the United States (as reported in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K). This population consisted of all employees, whether employed on a full-time or part-time basis.

•In originally identifying the “median employee” for purposes of our prior pay ratio disclosure for the fiscal year ended 2020, we compared the 2020 earnings eligible under the short-term incentive plan plus the short-term incentive earned in 2019 that was paid in 2020 as reflected in our payroll records for 2020. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. We did not make any estimates, assumptions, or adjustments to the data in identifying the “median employee.”

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2021.

•The pay ratio disclosed above is a reasonable estimate calculated in accordance with SEC rules, based on our records and the methodologies described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio allow companies to use a variety of methodologies and apply various assumptions. The application of various methodologies may result in significant differences in the results reported by other SEC reporting companies. As a result, the pay ratio reported by other SEC reporting companies may differ substantially from, and may not be comparable to, the pay ratio we disclose above.

Director Compensation

Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on our Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. During 2022, the non-employee directors of our general partner received compensation for their Board service pursuant to a director compensation plan approved by the Board. To assist in the 2022 annual review of director compensation, the Board directly retained Meridian to provide benchmark compensation data and recommendations for the design of our non-employee director compensation program for the 2022 calendar year. The only change made to the program in 2022 was the increase of the annual phantom unit grant from $125,000 to $145,000.

Compensation for non-employee directors during 2022 consisted of the following:

•an annual retainer of $110,000 for each non-employee Board member;

•an annual retainer of $2,000 for each member of a committee of the Board, or $22,000 for the chair of such committee; and

•an annual grant of phantom units with a grant date fair value of approximately $145,000.

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

The following table sets forth information concerning total director compensation earned during 2022 by each non-employee director:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Oscar K. Brown	133,750	145,009	278,759
Kenneth F Owen	134,000	145,009	279,009
David J. Schulte	134,000	145,009	279,009
Lisa A. Stewart	133,250	145,009	278,259
________________________________________________________________________________________
(1)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2022, computed in accordance with FASB ASC Topic 718, based on the value of our common units on grant date. See the table below for phantom units awarded to each non-employee director during 2022. As of December 31, 2022, Messrs. Brown, Owen, and Schulte and Ms. Stewart each had 5,588 outstanding phantom units.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2022:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Oscar K. Brown	February 15	5,588	145,009
Kenneth F Owen	February 15	5,588	145,009
David J. Schulte	February 15	5,588	145,009
Lisa A. Stewart	February 15	5,588	145,009
_________________________________________________________________________________________
(1)The phantom units granted on February 15, 2022, will vest in full on February 12, 2023, subject to the director’s continued service through such date. Directors receive distribution equivalent rights, paid in cash on a quarterly basis, during the vesting period.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2022 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.

Compensation Committee Interlocks and Insider Participation

While WES does have a Compensation Committee, our Board continues to make substantive compensation decisions for WES’s executive officers at the recommendation of the Compensation Committee. Messrs. Bennett and Forthuber, and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner, and Occidental.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 16, 2023:

•each member of the Board;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	190,281,578	49.4%
Peter J. Bennett	—	*
Michael P. Ure	292,051	*
Kristen S. Shults	23,229	*
Robert W. Bourne	71,637	*
Christopher B. Dial	64,745	*
Catherine A. Green	28,425	*
Oscar K. Brown (3)	22,703	*
Nicole E. Clark	—	*
Frederick A. Forthuber	—	*
Kenneth F. Owen	20,642	*
David J. Schulte	25,142	*
Lisa A. Stewart	20,642	*
All directors and executive officers as a group (12 persons)	569,216	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)WGRI owns 161,319,520 common units, AMH owns 457,849 common units, WGRAH owns 14,139,260 common units, and Anadarko USH1 Corporation owns 14,364,949 common units of WES. Occidental is the ultimate parent company of each of the foregoing entities and may, therefore, be deemed to beneficially own the units held by such entities.
(3)Includes 1,440 common units held in a margin account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	25,442,166 (1)	6.62%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G/A filed February 13, 2023, with the SEC with respect to Partnership securities held as of December 31, 2022, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 25,442,166 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 25,280,927 of the common units held by ALPS.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIPs as of December 31, 2022. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,441,656 (1)	— (2)	11,428,415
Equity compensation plans not approved by security holders	1,802,642 (1)	— (2)	—
Total	3,244,298	—	11,428,415
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 16, 2023, Occidental held (i) 190,281,578 of our common units, representing a 48.3% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH.
We control, manage, and operate WES Operating through our ownership of WES Operating GP. We, directly and indirectly through our ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating.
The officers of our general partner are also officers of WES Operating GP and our general partner’s officers operate WES Operating’s business. Other than our CEO, who serves as a director, three of our directors are currently affiliated with Occidental and our remaining four directors are independent as defined by the NYSE.

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

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Consolidated statements of operations
	Year Ended December 31,
thousands	2022	2021	2020
Revenues and other
Service revenues – fee based	$1,674,959	$1,589,367	$1,740,999
Service revenues – product based	56,907	11,888	8,509
Product sales	63,367	31,103	71,104
Total revenues and other	1,795,233	1,632,358	1,820,612
Equity income, net – related parties (1)	183,483	204,645	226,750
Operating expenses
Cost of product (2)	(25,447)	42,805	92,884
Operation and maintenance	5,081	27,805	49,533
General and administrative (3)	2,338	15,613	40,295
Total operating expenses	(18,028)	86,223	182,712
Gain (loss) on divestiture and other, net	(1,756)	420	(2,870)
Interest income – Anadarko note receivable	—	—	11,736
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Includes equity-based compensation expense allocated to us by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13). Balances for the years ended December 31, 2021 and 2020, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2022	2021
Assets
Accounts receivable, net	$313,937	$180,205
Other current assets	1,578	12,490
Equity investments (1)	944,696	1,167,187
Other assets	29,058	45,494
Total assets	1,289,269	1,405,376
Liabilities
Accounts and imbalance payables	32,150	49,242
Accrued liabilities	11,756	13,914
Other liabilities	268,399	207,365
Total liabilities	312,305	270,521
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2022	2021	2020
Distributions from equity-investment earnings – related parties	$186,153	$213,516	$246,637
Capital expenditures	(470)	(2,000)	—
Contributions to equity investments - related parties	(9,632)	(4,435)	(19,388)
Distributions from equity investments in excess of cumulative earnings – related parties	63,897	41,385	32,160
Distributions to Partnership unitholders (1)	(372,468)	(272,192)	(381,949)
Distributions to WES Operating unitholders (2)	(24,898)	(14,984)	(15,434)
Net contributions from (distributions to) related parties	1,423	8,533	24,466
Proceeds from the sale of assets to related parties	200	—	—
Finance lease payments (3)	—	—	(6,382)
Unit repurchases from Occidental (4)	(252,500)	(50,225)	—
_________________________________________________________________________________________
(1)Represents common and general partner unit distributions paid to Occidental pursuant to our partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement (see Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
(3)Included in Other cash flows from financing activities in the consolidated statements of cash flows under Part II, Item 8 of this Form 10-K.
(4)Represents common units repurchased from Occidental (see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ from our consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2022	2021	2020
General and administrative (1)	$5,373	$18,365	$41,609
_________________________________________________________________________________________
(1)Includes (i) an intercompany service fee between WES and WES Operating and (ii) equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Item 13). Balances for the years ended December 31, 2021 and 2020, also include amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2022	2021
Accounts receivable, net	$313,937	$180,205
Other current assets	1,487	12,490
Other assets	28,459	45,494
Accounts and imbalance payables (1)	76,131	97,749
Accrued liabilities	11,439	13,597
_________________________________________________________________________________________
(1)Includes balances related to transactions between WES and WES Operating.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2022	2021	2020
Distributions to WES Operating unitholders (1)	$(1,244,533)	$(749,018)	$(771,546)
_________________________________________________________________________________________
(1)Represents distributions paid to us and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. Includes distributions made from WES Operating to WES that were used by WES to repurchase common units. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party revenues. Related-party revenues include amounts earned by us from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. We have significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. For the year ended December 31, 2022, production owned or controlled by Occidental represented 35% of our throughput for natural-gas assets (excluding equity-investment throughput), 89% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 80% of our throughput for produced-water assets.
We are currently discussing varying interpretations of certain contractual provisions with Occidental regarding the calculation of the cost-of-service rates under an oil-gathering contract related to our DJ Basin oil-gathering system. If such discussions are resolved in a manner adverse to us, such resolution could have a negative impact on our financial condition and results of operations, including a reduction in rates and a non-cash charge to earnings.

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

Marketing Transition Services Agreement. During the year ended December 31, 2020, Occidental provided marketing-related services to certain of our subsidiaries (the “Marketing Transition Services Agreement”). While we still have some marketing agreements with affiliates of Occidental, on January 1, 2021, we began marketing and selling substantially all our crude oil and residue gas, and a majority of our NGLs, directly to third parties.

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

Incentive Plans. General and administrative expense includes non-cash equity-based compensation expense allocated to us by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with us under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $2.3 million, $10.1 million, and $14.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there is no unrecognized compensation expense attributable to Incentive Plans. See Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Construction reimbursement agreements and purchases and sales with related parties. From time to time, we enter into construction reimbursement agreements with Occidental providing that we will manage the construction of certain midstream infrastructure for Occidental in our areas of operation. Such arrangements generally provide for a reimbursement of costs incurred by us on a cost or cost-plus basis.
Additionally, from time to time, in support of our business, we purchase and sell equipment, inventory, and other miscellaneous assets from or to Occidental or its affiliates.

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
Through December 31, 2022, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

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

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2022	2021	2022	2021
Audit fees	$250	$400	$2,673	$2,100
Total	$250	$400	$2,673	$2,100

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2022, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2022, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2023.

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
Western Midstream Partners, LP Executive Severance Plan (Amended and Restated as of November 1, 2022) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on November 2, 2022, File No. 001-35753).

Exhibit Number			Description
	10.	10
Western Midstream Partners, LP Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

	10.	11
Western Midstream Partners, LP Executive Change in Control Severance Plan (Amended and Restated as of November 1, 2022) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on November 2, 2022, File No. 001-35753).

	10.	12
Form of 2021 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

	10.	13
Form of 2021 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

	10.	14
Form of 2021 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 10, 2021, File No. 001-35753).

‡	10.	15
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	16
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	17
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

‡	10.	18
Form of Award Agreement for outside directors under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

‡*	10.	19	Western Midstream Partners, LP Incentive Compensation Program.
‡	10.	20
Form of 2020 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	21
Form of 2020 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

‡	10.	22
Form of 2020 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on February 14, 2020, File No. 001-35753).

†	10.	23
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

	10.	24
Third Amended and Restated Revolving Credit Agreement, dated as of February 15, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.21 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

	10.	25
First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

Exhibit Number			Description
	10.	26
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

	10.	27
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

	10.	28
364-Day Credit Agreement, dated as of December 19, 2018, among Western Gas Partners, LP, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 20, 2018, File No. 001-34046).

	10.	29
First Amendment to 364-Day Credit Agreement, dated as of July 1, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on July 3, 2019, File No. 001-35753).

	10.	30
Second Amendment to Term Loan Credit Agreement, dated as of December 31, 2019, among Western Midstream Operating, LP, as the Borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on January 6, 2020, File No. 001-35753).

	10.	31
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

†	10.	32
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

†	10.	33
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

†	10.	34
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	35
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

†	10.	36
Amendment to Gas Gathering Agreement effective January 1, 2020, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.42 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

†	10.	37
Gas Gathering Agreement between Anadarko E&P Onshore LLC and Delaware Basin Midstream, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-34046).

	10.	38
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

February 22, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

February 22, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 22, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

February 22, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

Each person whose signature appears below constitutes and appoints Michael P. Ure and Kristen S. Shults, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

Signature	Title (Position with Western Midstream Holdings, LLC)

/s/ Peter J. Bennett	Chairperson
Peter J. Bennett

/s/ Michael P. Ure	President, Chief Executive Officer and Director
Michael P. Ure	(Principal Executive and Financial Officer)

/s/ Kristen S. Shults	Senior Vice President and Chief Financial Officer
Kristen S. Shults	(Principal Financial Officer)

/s/ Catherine A. Green	Senior Vice President and Chief Accounting Officer
Catherine A. Green	(Principal Accounting Officer)

/s/ Oscar K. Brown	Director
Oscar K. Brown

/s/ Nicole E. Clark	Director
Nicole E. Clark

/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber

/s/ Kenneth F. Owen	Director
Kenneth F. Owen

/s/ David J. Schulte	Director
David J. Schulte

/s/ Lisa A. Stewart	Director
Lisa A. Stewart