Form 10-K/A
period 2022-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2023-02-23
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates Part III, Item 11—Executive Compensation and supplements Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, of Western Midstream Partners, LP and Western Midstream Operating, LP as filed with the U.S. Securities and Exchange Commission on February 22, 2023 (the “Initial Filing”). The purpose of this Amendment is to make the following changes in Part III, Item 11—Executive Compensation of the Initial Filing, to: (i) move 2022 bonus amounts paid in respect of 2022 from the column entitled “Bonus” in the Summary Compensation Table to the column entitled “Non-Equity Incentive Plan Compensation,” and (ii) correct the information contained in the table entitled “Change of Control: Involuntary Termination or Voluntary For Good Reason” within the section for “Potential Payments Upon Termination or Change of Control.” In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrants’ principal executive officer and principal financial officer required by Sections 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. This Amendment does not otherwise modify, amend, or update in any way the financial or other information contained in the Initial Filing.

FILING FORMAT

This Amendment is a combined report being filed by two separate registrants: Western Midstream Partners, LP and Western Midstream Operating, LP. Western Midstream Operating, LP is a consolidated subsidiary of Western Midstream Partners, LP that has publicly traded debt, but does not have any publicly traded equity securities. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

TABLE OF CONTENTS

Item	Page

	PART III
11.	Executive Compensation	4
	PART IV
15.	Exhibits, Financial Statement Schedules	31

PART III

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
		100%
_________________________________________________________________________________________
(1)Adjusted EBITDA, for purposes of the WCB program, excludes the effects of revenue recognition cumulative adjustments (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of the Initial Filing).
(2)Free cash flow, for purposes of the WCB program, excludes the effects of changes in working capital (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of the Initial Filing).

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

Compensation Committee Report

The Compensation Committee, the members of which are listed below, is responsible for reviewing and recommending to the Board for approval actions related to the executive compensation programs of the Partnership. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, the Compensation Committee recommended to the Board that it be included in the Initial Filing.

The Compensation Committee of Western Midstream Holdings, LLC:

Lisa Stewart, Chairperson
Peter J. Bennett
Oscar K. Brown
Nicole E. Clark

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation amounts for our NEOs for the years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Michael P. Ure	2022	767,308	—	5,034,558	1,520,938	325,201	7,648,005
President and	2021	713,462	416,041	6,259,276	984,659	344,607	8,718,045
Chief Executive Officer	2020	641,346	617,500	4,133,602	—	42,439	5,434,887
Kristen S. Shults	2022	362,731	—	1,807,184	502,400	68,558	2,740,873
Senior Vice President and
Chief Financial Officer
Christopher B. Dial (5)	2022	421,154	—	1,006,937	533,800	123,641	2,085,532
Senior Vice President,	2021	388,462	137,225	1,459,424	324,775	100,514	2,410,400
General Counsel and Secretary
Robert W. Bourne	2022	421,923	—	1,006,937	533,800	165,975	2,128,635
Senior Vice President and	2021	405,000	164,670	1,201,841	389,730	181,082	2,342,323
Chief Commercial Officer	2020	417,692	313,500	981,448	—	41,725	1,754,365
Catherine A. Green (6)	2022	384,616	400,000	727,206	502,400	144,897	2,159,119
Senior Vice President and
Chief Accounting Officer
Craig W. Collins (7)	2022	445,769	—	1,901,951	794,668	1,906,098	5,048,486
Former Senior Vice President and	2021	471,923	237,025	2,575,436	560,975	204,045	4,049,404
Chief Operating Officer	2020	461,923	370,500	1,757,410	—	41,500	2,631,333
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
(2)This column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR units is calculated based on a Monte-Carlo valuation on the grant date. The maximum values, assuming a 200% payout, of the 2022 ROA unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, Ms. Green, and Mr. Collins were approximately $2.3 million, $0.52 million, $0.45 million, $0.45 million, $0.32 million, and $0.85 million, respectively. The maximum values, assuming a 200% payout, of the 2022 TUR unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, Ms. Green, and Mr. Collins were approximately $3.3 million, $0.74 million, $0.66 million, $0.66 million, $0.48 million, and $1.3 million, respectively. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of the Initial Filing. For information regarding the awards granted in 2022, see the Grants of Plan-Based Awards in 2022 table.
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
(6)Reflects a $400,000 retention bonus for which restrictions lapsed during 2022.
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
(2)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2022 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of the Initial Filing.
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

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Ms. Green
Cash Severance (1)	$5,213,813	$1,440,000	$1,530,000	$1,530,000	$1,440,000
Pro-Rata Annual Cash Bonus (2)	1,520,938	502,400	533,800	533,800	502,400
Accelerated Vesting of WES Equity Awards (3)	22,618,172	2,484,431	4,962,444	4,654,501	2,070,860
Continuation of Welfare Benefits (4)	60,085	41,680	15,639	44,940	41,680
Total	$29,413,008	$4,468,511	$7,041,883	$6,763,241	$4,054,940
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
As permitted by the SEC rules, the median employee utilized for the pay ratio disclosure for the fiscal year ended 2022 is the same employee identified for our prior pay ratio disclosure for the fiscal year ended 2020 because there were no changes during our fiscal year ended 2021 or 2022 with respect to our employee population, employee compensation arrangements, or to the same median employee’s circumstances that we reasonably believe would result in a significant change to this pay ratio disclosure. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2022, our employee population consisted of 1,217 individuals with all of these individuals located in the United States (as reported in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of the Initial Filing). This population consisted of all employees, whether employed on a full-time or part-time basis.

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

Compensation Committee Interlocks and Insider Participation

While WES does have a Compensation Committee, our Board continues to make substantive compensation decisions for WES’s executive officers at the recommendation of the Compensation Committee. Messrs. Bennett and Forthuber, and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13, in the Initial Filing for information about relationships among us, our general partner, and Occidental.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(3) Exhibits

Exhibit Index

Exhibit Number			Description
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

February 23, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

February 23, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)