Form 10-Q
period 2023-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2023-05-03
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of April 27, 2023:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	384,615,443
Western Midstream Operating, LP	None	None	None	None
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

COMMONLY USED ABBREVIATIONS AND TERMS

References to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. The following list of abbreviations and terms are used in this document:

Defined Term	Definition
Anadarko	Anadarko Petroleum Corporation and its subsidiaries, excluding our general partner, which became a wholly owned subsidiary of Occidental on August 8, 2019.
Barrel, Bbl, Bbls/d, MBbls/d	42 U.S. gallons measured at 60 degrees Fahrenheit, barrels per day, thousand barrels per day.
Board	The board of directors of WES’s general partner.
Cactus II	Cactus II Pipeline LLC, in which we held a 15% interest that we sold in November 2022.
Chipeta	Chipeta Processing, LLC.
Condensate	A natural-gas liquid with a low vapor pressure compared to drip condensate, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
DBM	Delaware Basin Midstream, LLC.
DBM Water systems	DBM’s produced-water gathering and disposal systems in West Texas.
DJ Basin complex	The Platte Valley system, Wattenberg system, Lancaster plant, Latham plant, and Wattenberg processing plant.
EBITDA	Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part I, Item 2 of this Form 10-Q.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FRP	Front Range Pipeline LLC, in which we own a 33.33% interest.
GAAP	Generally accepted accounting principles in the United States.
General partner	Western Midstream Holdings, LLC, the general partner of the Partnership.
Imbalance
Imbalances result from (i) differences between gas and NGLs volumes nominated by customers and gas and NGLs volumes received from those customers and (ii) differences between gas and NGLs volumes received from customers and gas and NGLs volumes delivered to those customers.

Marcellus Interest	The 33.75% interest in the Larry’s Creek, Seely, and Warrensville gas-gathering systems and related facilities located in northern Pennsylvania.
MGR	Mountain Gas Resources, LLC, includes the Red Desert complex and the Granger straddle plant.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Mont Belvieu JV	Enterprise EF78 LLC, in which we own a 25% interest.
Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Panola	Panola Pipeline Company, LLC, in which we own a 15% interest.
Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
Ranch Westex	Ranch Westex JV LLC, in which we owned a 50% interest through August 2022, and a 100% interest thereafter.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Related parties
Occidental, the Partnership’s equity interests (see Note 6—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and the Partnership and WES Operating for transactions that eliminate upon consolidation.

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
Saddlehorn	Saddlehorn Pipeline Company, LLC, in which we own a 20% interest.

Defined Term	Definition
SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEFR Interests	The interests in TEP, TEG, and FRP.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The DBM complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC	Whitethorn Pipeline Company LLC, in which we own a 20% interest.
Whitethorn	A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
$1.25 billion Purchase Program	The $1.25 billion buyback program ending December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2023	2022
Revenues and other
Service revenues – fee based	$647,867	$631,598
Service revenues – product based	46,810	40,867
Product sales	39,025	85,589
Other	280	243
Total revenues and other (1)	733,982	758,297
Equity income, net – related parties	39,021	49,607
Operating expenses
Cost of product	51,459	72,848
Operation and maintenance	174,239	128,976
General and administrative	51,117	48,602
Property and other taxes	6,831	18,442
Depreciation and amortization	144,626	134,582
Long-lived asset and other impairments (2)	52,401	—
Total operating expenses (3)	480,673	403,450
Gain (loss) on divestiture and other, net	(2,118)	370
Operating income (loss)	290,212	404,824
Interest expense	(81,670)	(85,455)
Other income (expense), net	1,215	106
Income (loss) before income taxes	209,757	319,475
Income tax expense (benefit)	1,416	1,805
Net income (loss)	208,341	317,670
Net income (loss) attributable to noncontrolling interests	4,696	8,953
Net income (loss) attributable to Western Midstream Partners, LP	$203,645	$308,717
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$203,645	$308,717
General partner interest in net (income) loss	(4,686)	(6,783)
Limited partners’ interest in net income (loss) (4)	198,959	301,934
Net income (loss) per common unit – basic (4)	$0.52	$0.75
Net income (loss) per common unit – diluted (4)	$0.52	$0.75
Weighted-average common units outstanding – basic (4)	384,468	403,254
Weighted-average common units outstanding – diluted (4)	385,750	404,460
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $448.8 million and $428.7 million for the three months ended March 31, 2023 and 2022, respectively. See Note 5.
(2)See Note 7.
(3)Total operating expenses includes related-party amounts of $(3.1) million and $(17.6) million for the three months ended March 31, 2023 and 2022, respectively. See Note 5.
(4)See Note 4.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$112,645	$286,656
Accounts receivable, net	558,300	554,263
Other current assets	64,353	59,506
Total current assets	735,298	900,425
Property, plant, and equipment
Cost	13,550,060	13,365,593
Less accumulated depreciation	5,008,838	4,823,993
Net property, plant, and equipment	8,541,222	8,541,600
Goodwill	4,783	4,783
Other intangible assets	705,158	713,075
Equity investments	931,852	944,696
Other assets (1)	194,175	167,049
Total assets (2)	$11,112,488	$11,271,628
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$362,398	$360,562
Short-term debt	2,714	215,780
Accrued ad valorem taxes	52,717	72,875
Accrued liabilities	163,498	254,640
Total current liabilities	581,327	903,857
Long-term liabilities
Long-term debt	6,693,941	6,569,582
Deferred income taxes	15,348	14,424
Asset retirement obligations	293,718	290,021
Other liabilities	426,590	385,629
Total long-term liabilities	7,429,597	7,259,656
Total liabilities (3)	8,010,924	8,163,513
Equity and partners’ capital
Common units (384,615,227 and 384,070,984 units issued and outstanding at March 31, 2023, and December 31, 2022, respectively)	2,964,712	2,969,604
General partner units (9,060,641 units issued and outstanding at March 31, 2023, and December 31, 2022)	2,261	2,105
Total partners’ capital	2,966,973	2,971,709
Noncontrolling interests	134,591	136,406
Total equity and partners’ capital	3,101,564	3,108,115
Total liabilities, equity, and partners’ capital	$11,112,488	$11,271,628
________________________________________________________________________________________
(1)Other assets includes $6.3 million and $6.5 million of NGLs line-fill inventory as of March 31, 2023, and December 31, 2022, respectively. Other assets also includes $77.4 million and $60.4 million of materials and supplies inventory as of March 31, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of March 31, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $307.6 million and $313.9 million as of March 31, 2023, and December 31, 2022, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $318.7 million and $312.3 million as of March 31, 2023, and December 31, 2022, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	198,959	4,686	4,696	208,341
Distributions to Chipeta noncontrolling interest owner	—	—	(2,240)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,271)	(4,271)
Distributions to Partnership unitholders	(192,039)	(4,530)	—	(196,569)
Unit repurchases (1)	(7,061)	—	—	(7,061)
Equity-based compensation expense	7,199	—	—	7,199
Other	(11,950)	—	—	(11,950)
Balance at March 31, 2023	$2,964,712	$2,261	$134,591	$3,101,564
_________________________________________________________________________________________
(1)See Note 4.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	301,934	6,783	8,953	317,670
Distributions to Chipeta noncontrolling interest owner	—	—	(1,984)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,805)	(2,805)
Distributions to Partnership unitholders	(131,786)	(2,963)	—	(134,749)
Unit repurchases (1)	(5,149)	—	—	(5,149)
Contributions of equity-based compensation from Occidental	1,949	—	—	1,949
Equity-based compensation expense	5,794	—	—	5,794
Net contributions from (distributions to) related parties	409	—	—	409
Other	(6,088)	—	—	(6,088)
Balance at March 31, 2022	$3,134,018	$(5,062)	$141,851	$3,270,807
_________________________________________________________________________________________
(1)See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$208,341	$317,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,626	134,582
Long-lived asset and other impairments	52,401	—
Non-cash equity-based compensation expense	7,199	7,743
Deferred income taxes	924	1,132
Accretion and amortization of long-term obligations, net	1,692	1,782
Equity income, net – related parties	(39,021)	(49,607)
Distributions from equity-investment earnings – related parties	39,609	45,870
(Gain) loss on divestiture and other, net	2,118	(370)
Other	200	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(4,037)	(165,134)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(136,460)	(14,292)
Change in other items, net	24,832	(2,918)
Net cash provided by operating activities	302,424	276,458
Cash flows from investing activities
Capital expenditures	(173,088)	(83,971)
Contributions to equity investments – related parties	(110)	(2,070)
Distributions from equity investments in excess of cumulative earnings – related parties	12,366	9,925
Proceeds from the sale of assets to third parties	—	383
(Increase) decrease in materials and supplies inventory and other	(18,346)	4,116
Net cash used in investing activities	(179,178)	(71,617)
Cash flows from financing activities
Borrowings, net of debt issuance costs	220,000	—
Repayments of debt	(313,138)	—
Increase (decrease) in outstanding checks	18,768	(7,088)
Distributions to Partnership unitholders (1)	(196,569)	(134,749)
Distributions to Chipeta noncontrolling interest owner	(2,240)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	(4,271)	(2,805)
Net contributions from (distributions to) related parties	—	409
Unit repurchases	(7,061)	(5,149)
Other	(12,746)	(7,225)
Net cash provided by (used in) financing activities	(297,257)	(158,591)
Net increase (decrease) in cash and cash equivalents	(174,011)	46,250
Cash and cash equivalents at beginning of period	286,656	201,999
Cash and cash equivalents at end of period	$112,645	$248,249
Supplemental disclosures
Interest paid, net of capitalized interest	$133,245	$149,289
Income taxes paid (reimbursements received)	1,270	905
Accrued capital expenditures	91,067	36,821
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2023	2022
Revenues and other
Service revenues – fee based	$647,867	$631,598
Service revenues – product based	46,810	40,867
Product sales	39,025	85,589
Other	280	243
Total revenues and other (1)	733,982	758,297
Equity income, net – related parties	39,021	49,607
Operating expenses
Cost of product	51,459	72,848
Operation and maintenance	174,239	128,976
General and administrative	50,885	47,861
Property and other taxes	6,831	18,442
Depreciation and amortization	144,626	134,582
Long-lived asset and other impairments (2)	52,401	—
Total operating expenses (3)	480,441	402,709
Gain (loss) on divestiture and other, net	(2,118)	370
Operating income (loss)	290,444	405,565
Interest expense	(81,670)	(85,455)
Other income (expense), net	1,190	103
Income (loss) before income taxes	209,964	320,213
Income tax expense (benefit)	1,416	1,805
Net income (loss)	208,548	318,408
Net income (loss) attributable to noncontrolling interest	535	2,636
Net income (loss) attributable to Western Midstream Operating, LP	$208,013	$315,772
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $448.8 million and $428.7 million for the three months ended March 31, 2023 and 2022, respectively. See Note 5.
(2)See Note 7.
(3)Total operating expenses includes related-party amounts of $(1.9) million and $(16.7) million for the three months ended March 31, 2023 and 2022, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$106,930	$286,101
Accounts receivable, net	559,311	554,263
Other current assets	62,277	57,291
Total current assets	728,518	897,655
Property, plant, and equipment
Cost	13,550,060	13,365,593
Less accumulated depreciation	5,008,838	4,823,993
Net property, plant, and equipment	8,541,222	8,541,600
Goodwill	4,783	4,783
Other intangible assets	705,158	713,075
Equity investments	931,852	944,696
Other assets (1)	192,459	166,450
Total assets (2)	$11,103,992	$11,268,259
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$362,347	$404,468
Short-term debt	2,714	215,780
Accrued ad valorem taxes	52,717	72,875
Accrued liabilities	138,373	197,289
Total current liabilities	556,151	890,412
Long-term liabilities
Long-term debt	6,693,941	6,569,582
Deferred income taxes	15,348	14,424
Asset retirement obligations	293,718	290,021
Other liabilities	424,874	383,713
Total long-term liabilities	7,427,881	7,257,740
Total liabilities (3)	7,984,032	8,148,152
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2023, and December 31, 2022)	3,093,570	3,092,012
Total partners’ capital	3,093,570	3,092,012
Noncontrolling interest	26,390	28,095
Total equity and partners’ capital	3,119,960	3,120,107
Total liabilities, equity, and partners’ capital	$11,103,992	$11,268,259
_________________________________________________________________________________________
(1)Other assets includes $6.3 million and $6.5 million of NGLs line-fill inventory as of March 31, 2023, and December 31, 2022, respectively. Other assets also includes $77.4 million and $60.4 million of materials and supplies inventory as of March 31, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of March 31, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $308.6 million and $313.9 million as of March 31, 2023, and December 31, 2022, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $318.4 million and $356.0 million as of March 31, 2023, and December 31, 2022, respectively. See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	315,772	2,636	318,408
Distributions to Chipeta noncontrolling interest owner	—	(1,984)	(1,984)
Distributions to WES Operating unitholders	(140,217)	—	(140,217)
Contributions of equity-based compensation from Occidental	1,949	—	1,949
Contributions of equity-based compensation from WES	5,663	—	5,663
Net contributions from (distributions to) related parties	409	—	409
Balance at March 31, 2022	$3,246,865	$30,029	$3,276,894
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$208,548	$318,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,626	134,582
Long-lived asset and other impairments	52,401	—
Non-cash equity-based compensation expense	7,058	7,612
Deferred income taxes	924	1,132
Accretion and amortization of long-term obligations, net	1,692	1,782
Equity income, net – related parties	(39,021)	(49,607)
Distributions from equity-investment earnings – related parties	39,609	45,870
(Gain) loss on divestiture and other, net	2,118	(370)
Other	200	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(5,048)	(165,134)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(148,148)	(21,864)
Change in other items, net	26,009	(2,294)
Net cash provided by operating activities	290,968	270,117
Cash flows from investing activities
Capital expenditures	(173,088)	(83,971)
Contributions to equity investments – related parties	(110)	(2,070)
Distributions from equity investments in excess of cumulative earnings – related parties	12,366	9,925
Proceeds from the sale of assets to third parties	—	383
(Increase) decrease in materials and supplies inventory and other	(18,346)	4,116
Net cash used in investing activities	(179,178)	(71,617)
Cash flows from financing activities
Borrowings, net of debt issuance costs	220,000	—
Repayments of debt	(313,138)	—
Increase (decrease) in outstanding checks	18,726	(6,953)
Distributions to WES Operating unitholders (1)	(213,513)	(140,217)
Distributions to Chipeta noncontrolling interest owner	(2,240)	(1,984)
Net contributions from (distributions to) related parties	—	409
Other	(796)	(1,140)
Net cash provided by (used in) financing activities	(290,961)	(149,885)
Net increase (decrease) in cash and cash equivalents	(179,171)	48,615
Cash and cash equivalents at beginning of period	286,101	195,598
Cash and cash equivalents at end of period	$106,930	$244,213
Supplemental disclosures
Interest paid, net of capitalized interest	$133,245	$149,289
Income taxes paid (reimbursements received)	1,270	905
Accrued capital expenditures	91,067	36,821
________________________________________________________________________________________
(1)Includes related-party amounts. See Note 5.
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of March 31, 2023, the Partnership’s assets and investments consisted of the following:

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned (see Note 6):

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

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2022 Form 10-K, as filed with the SEC on February 22, 2023. Management believes that the disclosures made are adequate to make the information not misleading.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of March 31, 2023 (see Note 6). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the three months ended March 31, 2023, the Partnership issued 829,931 common units under its long-term incentive plans. Compensation expense was $7.2 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2023	2022
Revenue from customers
Service revenues – fee based	$647,867	$631,598
Service revenues – product based	46,810	40,867
Product sales	39,025	85,589
Total revenue from customers	733,702	758,054
Revenue from other than customers
Other	280	243
Total revenues and other	$733,982	$758,297

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $555.3 million and $545.0 million as of March 31, 2023, and December 31, 2022, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2022	$22,561
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(1,307)
Additional estimated revenues recognized	5,231
Contract assets balance at March 31, 2023	$26,485

Contract assets at March 31, 2023
Other current assets	$7,937
Other assets	18,548
Total contract assets from contracts with customers	$26,485

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

thousands
Contract liabilities balance at December 31, 2022	$369,285
Cash received or receivable, excluding revenues recognized during the period	23,738
Revenues recognized that were included in the contract liability balance at the beginning of the period	(10,179)
Contract liabilities balance at March 31, 2023	$382,844

Contract liabilities at March 31, 2023
Accrued liabilities	$14,307
Other liabilities	368,537
Total contract liabilities from contracts with customers	$382,844

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2023	$826,454
2024	1,138,601
2025	1,078,564
2026	923,013
2027	832,803
Thereafter	1,915,544
Total	$6,714,979

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2022
March 31	$0.500	$206,197	May 13, 2022	May 2, 2022
June 30	0.500	197,744	August 12, 2022	August 1, 2022
September 30	0.500	197,065	November 14, 2022	October 31, 2022
December 31	0.500	196,569	February 13, 2023	February 1, 2023
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
_________________________________________________________________________________________
(1)Includes the regular quarterly distribution of $0.500 per unit, or $196.8 million, as well as the Enhanced Distribution of $0.356 per unit discussed below.

To facilitate the distribution of available cash, during 2022 the Partnership adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of the Partnership’s business and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of total principal debt outstanding less total cash on hand as of the end of such period, as compared to trailing-twelve-months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within Part I, Item 2 of this Form 10-Q. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to the Partnership’s 2022 performance.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 4. WES Operating made the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023
2023
March 31 (1)	$342,895	May 2023
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2023, Occidental held 190,281,578 common units, representing a 48.3% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 194,333,649 common units, representing a 49.4% limited partner interest in the Partnership.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2023, the Partnership repurchased 285,688 common units for an aggregate purchase price of $7.1 million. During the three months ended March 31, 2022, the Partnership repurchased 225,355 common units on the open market for an aggregate purchase price of $5.1 million. The units were canceled immediately upon receipt. As of March 31, 2023, the Partnership had an authorized amount of $755.3 million remaining under the program.

Holdings of WES Operating equity. As of March 31, 2023, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
thousands except per-unit amounts	2023	2022
Net income (loss)
Limited partners’ interest in net income (loss)	$198,959	$301,934
Weighted-average common units outstanding
Basic	384,468	403,254
Dilutive effect of non-vested phantom units	1,282	1,206
Diluted	385,750	404,460
Excluded due to anti-dilutive effect	663	469
Net income (loss) per common unit
Basic	$0.52	$0.75
Diluted	$0.52	$0.75

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2023	2022
Revenues and other
Service revenues – fee based	$423,501	$414,899
Service revenues – product based	8,116	2,243
Product sales	17,168	11,567
Total revenues and other	448,785	428,709
Equity income, net – related parties (1)	39,021	49,607
Operating expenses
Cost of product (2)	(3,947)	(19,543)
Operation and maintenance	747	(59)
General and administrative (3)	67	1,975
Total operating expenses	(3,133)	(17,627)
_________________________________________________________________________________________
(1)See Note 6.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Includes equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital.

Consolidated balance sheets
thousands	March 31, 2023	December 31, 2022
Assets
Accounts receivable, net	$307,570	$313,937
Other current assets	4,175	1,578
Equity investments (1)	931,852	944,696
Other assets	36,158	29,058
Total assets	1,279,755	1,289,269
Liabilities
Accounts and imbalance payables	19,490	32,150
Accrued liabilities	6,109	11,756
Other liabilities (2)	293,077	268,399
Total liabilities	318,676	312,305
_________________________________________________________________________________________
(1)See Note 6.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2023	2022
Distributions from equity-investment earnings – related parties	$39,609	$45,870
Contributions to equity investments – related parties	(110)	(2,070)
Distributions from equity investments in excess of cumulative earnings – related parties	12,366	9,925
Distributions to Partnership unitholders (1)	(99,671)	(68,455)
Distributions to WES Operating unitholders (2)	(4,271)	(2,805)
Net contributions from (distributions to) related parties	—	409
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2023	2022
General and administrative (1)	$1,281	$2,948
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

Consolidated balance sheets
thousands	March 31, 2023	December 31, 2022
Accounts receivable, net	$308,581	$313,937
Other current assets	3,720	1,487
Other assets	34,442	28,459
Accounts and imbalance payables (1)	19,490	76,131
Accrued liabilities	5,792	11,439
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2023	2022
Distributions to WES Operating unitholders (1)	$(213,513)	$(140,217)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems (see also Part II, Item 5 of this Form 10-Q). While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35% and 36% for the three months ended March 31, 2023 and 2022, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 88% and 89% for the three months ended March 31, 2023 and 2022, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 80% and 84% for the three months ended March 31, 2023 and 2022, respectively.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Operating leases. The Partnership has entered into operating leases with Occidental for corporate offices, shared field offices, and easements supporting the Partnership’s operations. Also, as a result of the surface-use and salt-water disposal agreements being amended under the CUA (see Related-party commercial agreement below), these agreements are classified as operating leases and a $30.0 million right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset is being amortized to Operation and maintenance expense through 2038, the remaining term of the agreements.

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs provided by related parties at certain of the Partnership’s assets. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Transition Services Agreement in the section above. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the three months ended March 31, 2023:

thousands	Balance at December 31, 2022	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2023
White Cliffs	$16,095	$538	$—	$(164)	$(858)	$15,611
Rendezvous	16,114	(715)	—	(100)	(476)	14,823
Mont Belvieu JV	91,310	6,884	—	(6,893)	(382)	90,919
TEG	15,856	1,655	—	(1,661)	(74)	15,776
TEP	184,687	10,079	—	(10,141)	(3,069)	181,556
FRP	192,716	9,963	—	(10,007)	(3,353)	189,319
Whitethorn LLC	146,595	(184)	110	509	—	147,030
Saddlehorn	104,191	5,238	—	(5,123)	(394)	103,912
Panola	19,311	567	—	(698)	(59)	19,121
Mi Vida	48,862	1,477	—	(1,812)	(2,956)	45,571
Red Bluff Express	108,959	3,519	—	(3,519)	(745)	108,214
Total	$944,696	$39,021	$110	$(39,609)	$(12,366)	$931,852
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2023	December 31, 2022
Land	N/A	$10,982	$10,982
Gathering systems – pipelines	30 years	5,555,746	5,519,592
Gathering systems – compressors	15 years	2,331,782	2,266,410
Processing complexes and treating facilities	25 years	3,437,494	3,419,201
Transportation pipeline and equipment	4 to 48 years	175,394	174,241
Produced-water disposal systems	20 years	976,958	932,627
Assets under construction	N/A	270,503	263,353
Other	3 to 40 years	791,201	779,187
Total property, plant, and equipment		13,550,060	13,365,593
Less accumulated depreciation		5,008,838	4,823,993
Net property, plant, and equipment		$8,541,222	$8,541,600

“Assets under construction” represents property that is not yet placed into productive service as of the respective balance sheet date and is excluded from capitalized costs being depreciated.

Long-lived asset impairments. During the three months ended March 31, 2023, the Partnership recognized a long-lived asset impairment of $52.1 million for assets located in the Rockies due to a reduction in estimated future cash flows resulting from a contract termination notice received in the first quarter of 2023. This asset was impaired to its estimated fair value of $22.8 million. The fair value was measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Trade receivables, net	$558,300	$548,859	$559,311	$548,859
Other receivables, net	—	5,404	—	5,404
Total accounts receivable, net	$558,300	$554,263	$559,311	$554,263

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
NGLs inventory	$2,792	$3,797	$2,792	$3,797
Imbalance receivables	34,146	32,658	34,146	32,658
Prepaid insurance	10,975	13,262	9,355	11,139
Contract assets	7,937	3,381	7,937	3,381
Other	8,503	6,408	8,047	6,316
Total other current assets	$64,353	$59,506	$62,277	$57,291

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Accrued interest expense	$58,541	$110,486	$58,541	$110,486
Short-term asset retirement obligations	6,159	10,493	6,159	10,493
Short-term remediation and reclamation obligations	6,648	5,383	6,648	5,383
Income taxes payable	2,920	2,428	2,920	2,428
Contract liabilities	14,307	20,903	14,307	20,903
Accrued payroll and benefits	24,914	44,855	—	—
Other	50,009	60,092	49,798	47,596
Total accrued liabilities	$163,498	$254,640	$138,373	$197,289

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2023			December 31, 2022
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$213,121	$214,823
Finance lease liabilities	2,714	2,714	2,714	2,659	2,659	2,659
Total short-term debt	$2,714	$2,714	$2,714	$215,797	$215,780	$217,482

Long-term debt
3.100% Senior Notes due 2025	$730,706	$728,273	$703,032	$730,706	$727,953	$692,491
3.950% Senior Notes due 2025	399,163	397,056	383,140	399,163	396,825	379,107
4.650% Senior Notes due 2026	474,242	472,299	459,488	474,242	472,161	452,201
4.500% Senior Notes due 2028	400,000	396,840	378,827	400,000	396,698	368,346
4.750% Senior Notes due 2028	400,000	397,443	381,273	400,000	397,340	368,141
4.050% Senior Notes due 2030	1,200,000	1,191,606	1,101,320	1,200,000	1,191,345	1,053,038
5.450% Senior Notes due 2044	600,000	593,915	524,661	600,000	593,878	503,742
5.300% Senior Notes due 2048	700,000	687,553	598,444	700,000	687,494	580,570
5.500% Senior Notes due 2048	350,000	342,815	302,297	350,000	342,783	291,194
5.250% Senior Notes due 2050	1,000,000	984,006	859,814	1,000,000	983,945	829,804
RCF	495,000	495,000	495,000	375,000	375,000	375,000
Finance lease liabilities	7,135	7,135	7,135	4,160	4,160	4,160
Total long-term debt	$6,756,246	$6,693,941	$6,194,431	$6,633,271	$6,569,582	$5,897,794
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

Debt activity. The following table presents the debt activity for the three months ended March 31, 2023:

thousands	Carrying Value
Balance at December 31, 2022	$6,785,362
RCF borrowings	220,000
Repayments of RCF borrowings	(100,000)
Repayment of Floating-Rate Senior Notes due 2023	(213,138)
Finance lease liabilities	3,030
Other	1,401
Balance at March 31, 2023	$6,696,655

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

WES Operating Senior Notes. In mid-January 2020, WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.790%, 4.671%, and 5.869%, respectively, at March 31, 2023 and 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2023, WES Operating redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand. In April 2023, WES Operating completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033. Interest will be payable semi-annually on April 1st and October 1st of each year, with the initial interest payment being due on October 1, 2023. Net proceeds from the offering were used to repay borrowings under the RCF and for general partnership purposes.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of March 31, 2023, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. WES Operating’s $2.0 billion senior unsecured revolving credit facility (“RCF”), which is expandable to a maximum of $2.5 billion, matures in February 2026 for each extending lender. The non-extending lender’s commitments mature in February 2025 and represent $400.0 million out of $2.0 billion of total commitments from all lenders.
As of March 31, 2023, there were $495.0 million of outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.5 billion of available borrowing capacity under the RCF. As of March 31, 2023 and 2022, the interest rate on any outstanding RCF borrowings was 6.21% and 1.95%, respectively. The facility-fee rate was 0.20% and 0.25% at March 31, 2023 and 2022, respectively. As of March 31, 2023, the outstanding borrowings under the RCF were classified as long-term debt on the consolidated balance sheet and WES Operating was in compliance with all covenants under the RCF.
In April 2023, WES Operating (i) repaid all outstanding borrowings under the RCF with proceeds from the senior note offering, and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion through the maturity date.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2023	2022
Long-term and short-term debt	$(81,151)	$(83,428)
Finance lease liabilities	(163)	(42)
Commitment fees and amortization of debt-related costs	(2,881)	(3,032)
Capitalized interest	2,525	1,047
Interest expense	$(81,670)	$(85,455)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of March 31, 2023, and December 31, 2022, the consolidated balance sheets included $9.2 million and $7.4 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2022 Form 10-K as filed with the SEC on February 22, 2023.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of March 31, 2023 (see Note 6—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•cyber attacks or security breaches; and

•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2022 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of March 31, 2023, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2023, included the following:

•WES Operating redeemed the $213.1 million total principal amount outstanding of the Floating-Rate Senior Notes due 2023 at par value with cash on hand.

•We repurchased 285,688 common units for an aggregate purchase price of $7.1 million.

•Our regular first-quarter 2023 per-unit distribution is unchanged from the fourth-quarter 2022 per-unit distribution of $0.500.

•In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to our 2022 performance. This Enhanced Distribution is payable, along with our regular first-quarter 2023 distribution, on May 15, 2023, to our unitholders of record at the close of business on May 1, 2023.

•Natural-gas throughput attributable to WES totaled 4,107 MMcf/d for the three months ended March 31, 2023, representing a 3% decrease and a 1% increase compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 611 MBbls/d for the three months ended March 31, 2023, representing a 6% decrease and a 9% decrease compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

•Produced-water throughput attributable to WES totaled 957 MBbls/d for the three months ended March 31, 2023, representing a 12% increase and a 27% increase compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

•Gross margin was $537.9 million for the three months ended March 31, 2023, representing a 1% increase and a 2% decrease compared to the three months ended December 31, 2022, and March 31, 2022, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.30 per Mcf for the three months ended March 31, 2023, representing a 2% increase and a 3% decrease compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.65 per Bbl for the three months ended March 31, 2023, representing a 5% increase and a 9% increase compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.81 per Bbl for the three months ended March 31, 2023, representing a 12% decrease and a 19% decrease compared to the three months ended December 31, 2022, and March 31, 2022, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,569	1,524	3%	1,326	18%
DJ Basin	1,306	1,343	(3)%	1,321	(1)%
Equity investments	423	463	(9)%	479	(12)%
Other	948	1,055	(10)%	1,084	(13)%
Total throughput for natural-gas assets	4,246	4,385	(3)%	4,210	1%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	205	203	1%	192	7%
DJ Basin	69	77	(10)%	88	(22)%
Equity investments	314	347	(10)%	374	(16)%
Other	35	35	—%	35	—%
Total throughput for crude-oil and NGLs assets	623	662	(6)%	689	(10)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	977	868	13%	766	28%
Total throughput for produced-water assets	977	868	13%	766	28%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of crude-oil, natural-gas, and NGLs prices. Crude-oil, natural-gas, and NGLs prices can fluctuate significantly, and have done so over time. Commodity-price fluctuations affect the level of our customers’ activities and our customers’ allocations of capital within their own asset portfolios. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2022 ranged from a high of $123.70 per barrel in March 2022 to a low of $71.02 per barrel in December 2022, and prices during the three months ended March 31, 2023, ranged from a high of $81.62 per barrel in January 2023 to a low of $66.74 per barrel in March 2023. The extent and duration of the recent commodity-price volatility cannot be predicted.
To the extent producers continue with development plans in our areas of operation, we intend to continue connecting new wells or production facilities to our systems to maintain or increase throughput on our systems and mitigate the impact of production declines. However, our success in connecting additional wells or production facilities is dependent on the activity levels of our customers, any capacity constraints, and the availability of downstream-takeaway alternatives. In some cases, we take ownership of volumes at the tailgate of our plants based on certain contractual arrangements with our producer customers, which introduces additional commodity-price exposure. Additionally, we intend to continue evaluating the crude-oil, NGLs, and natural-gas price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.

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

Impact of interest rates. Overall, short- and long-term interest rates increased during 2022, and have continued to increase during 2023, resulting in increased interest expense on RCF borrowings. Any future increases in interest rates likely will result in additional increases in financing costs. Additionally, as with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2023	December 31, 2022	March 31, 2022
Total revenues and other (1)	$733,982	$779,437	$758,297
Equity income, net – related parties	39,021	44,095	49,607
Total operating expenses (1)	480,673	499,434	403,450
Gain (loss) on divestiture and other, net	(2,118)	104,560	370
Operating income (loss)	290,212	428,658	404,824
Interest expense	(81,670)	(84,606)	(85,455)
Other income (expense), net	1,215	1,486	106
Income (loss) before income taxes	209,757	345,538	319,475
Income tax expense (benefit)	1,416	504	1,805
Net income (loss)	208,341	345,034	317,670
Net income (loss) attributable to noncontrolling interests	4,696	8,710	8,953
Net income (loss) attributable to Western Midstream Partners, LP (2)	$203,645	$336,324	$308,717
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

For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2023, to the three months ended December 31, 2022, or to the three months ended March 31, 2022, as applicable.

Throughput

	Three Months Ended
	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	369	402	(8)%	406	(9)%
Processing	3,454	3,520	(2)%	3,325	4%
Equity investments (1)	423	463	(9)%	479	(12)%
Total throughput	4,246	4,385	(3)%	4,210	1%
Throughput attributable to noncontrolling interests (2)	139	154	(10)%	152	(9)%
Total throughput attributable to WES for natural-gas assets	4,107	4,231	(3)%	4,058	1%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	309	315	(2)%	315	(2)%
Equity investments (1)	314	347	(10)%	374	(16)%
Total throughput	623	662	(6)%	689	(10)%
Throughput attributable to noncontrolling interests (2)	12	13	(8)%	14	(14)%
Total throughput attributable to WES for crude-oil and NGLs assets	611	649	(6)%	675	(9)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	977	868	13%	766	28%
Throughput attributable to noncontrolling interests (2)	20	17	18%	15	33%
Total throughput attributable to WES for produced-water assets	957	851	12%	751	27%
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

Natural-gas assets

Total throughput attributable to WES for natural-gas assets decreased by 124 MMcf/d compared to the three months ended December 31, 2022, primarily due to (i) lower volumes at Chipeta due to volumes being diverted away from the plant for part of December 2022 through February 2023, (ii) lower volumes due to production declines in areas around the DJ Basin complex and the Marcellus Interest systems, (iii) lower volumes due to production declines and extended winter weather conditions during the first quarter of 2023 in areas around the Granger and Red Desert complexes, and (iv) lower volumes at Mi Vida and on Red Bluff Express. These decreases were offset partially by higher volumes at the West Texas complex due to increased production in the area.
Total throughput attributable to WES for natural-gas assets increased by 49 MMcf/d compared to the three months ended March 31, 2022, primarily due to higher volumes at the West Texas complex due to increased production in the area. This increase was offset partially by (i) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition, (ii) lower volumes at Chipeta due to volumes being diverted away from the plant for part of December 2022 through February 2023, (iii) lower volumes due to production declines and extended winter weather conditions during the first quarter of 2023 in areas around the Granger and Red Desert complexes, (iv) lower volumes due to production declines in the area around the Marcellus Interest systems, and (v) lower volumes at Mi Vida.

Crude-oil and NGLs assets

Total throughput attributable to WES for crude-oil and NGLs assets decreased by 38 MBbls/d compared to the three months ended December 31, 2022, primarily due to (i) lower volumes on the Cactus II pipeline, which was sold in the fourth quarter of 2022, and (ii) decreased volumes on FRP and at the DJ Basin oil system resulting from production declines in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 64 MBbls/d compared to the three months ended March 31, 2022, primarily due to (i) lower volumes on the Cactus II pipeline, which was sold in the fourth quarter of 2022, and (ii) lower volumes at the DJ Basin oil system resulting from production declines in the area. These decreases were offset partially by (i) higher volumes at the DBM oil system resulting from increased production in the area and (ii) increased volumes on the Whitethorn pipeline.

Produced-water assets

Total throughput attributable to WES for produced-water assets increased by 106 MBbls/d and 206 MBbls/d compared to the three months ended December 31, 2022, and March 31, 2022, respectively, due to higher production and new third-party connections brought online during the first quarter of 2023 and the second half of 2022.

Service Revenues

	Three Months Ended
thousands except percentages	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Service revenues – fee based	$647,867	$647,948	—%	$631,598	3%
Service revenues – product based	46,810	46,971	—%	40,867	15%
Total service revenues	$694,677	$694,919	—%	$672,465	3%

Service revenues – fee based

Service revenues – fee based decreased by $0.1 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $20.2 million at the Springfield system due to an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2022, (ii) $2.2 million at the DBM water systems due to decreased deficiency fees and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, partially offset by increased throughput, and (iii) $1.7 million at the DBM oil system due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and decreased deficiency fees. These decreases were partially offset by increases of (i) $16.4 million at the DJ Basin oil system due to an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2022, partially offset by decreased throughput, and (ii) $10.0 million at the West Texas complex due to increased throughput.
Service revenues – fee based increased by $16.3 million compared to the three months ended March 31, 2022, primarily due to increases of (i) $28.6 million and $3.1 million at the West Texas complex and DBM oil system, respectively, as a result of increased throughput and (ii) $2.1 million at the DBM water systems due to increased throughput, partially offset by decreased deficiency fees and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023. These increases were partially offset by decreases of (i) $5.2 million at the Chipeta complex due to decreased deficiency fees, (ii) $3.3 million at the DJ Basin complex due to decreased throughput, partially offset by increased deficiency fees, (iii) $3.0 million at the DJ Basin oil system due to decreased throughput, (iv) $2.8 million at the Springfield system primarily due to decreased demand-fee revenue, and (v) $1.9 million at the Marcellus Interest systems due to decreased throughput.

Service revenues – product based

Service revenues – product based increased by $5.9 million compared to the three months ended March 31, 2022, primarily due to increases of (i) $10.3 million at the West Texas complex due to increased volumes and changes in contract mix, and (ii) $4.8 million at the DJ Basin complex due to changes in contract mix. These increases were partially offset by decreases of (i) $2.8 million at the Chipeta complex as a result of lower volumes, (ii) $2.5 million at the Granger complex due to decreased average prices, (iii) $1.9 million at the Red Desert complex due to decreased throughput and average prices, and (iv) $1.8 million at the Hilight system due to decreased average prices.

Product Sales

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Natural-gas sales	$2,775	$27,712	(90)%	$19,071	(85)%
NGLs sales	36,250	56,556	(36)%	66,518	(46)%
Total Product sales	$39,025	$84,268	(54)%	$85,589	(54)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.75	$3.78	(54)%	$4.38	(60)%
NGLs (per Bbl)	28.78	29.21	(1)%	46.48	(38)%

Natural-gas sales

Natural-gas sales decreased by $24.9 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $8.2 million and $3.7 million at the DJ Basin and Red Desert complexes, respectively, due to decreases in volumes sold and average prices, (ii) $7.9 million at the West Texas complex due to decreased average prices, and (iii) $4.1 million at the Chipeta complex due to decreased volumes sold.
Natural-gas sales decreased by $16.3 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $13.2 million at the West Texas complex due to decreased average prices, partially offset by increased volumes sold, and (ii) $2.5 million and $2.0 million at the DJ Basin and Red Desert complexes, respectively, due to decreases in volumes sold and average prices.

NGLs sales

NGLs sales decreased by $20.3 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $12.1 million and $1.4 million at the DJ Basin and Granger complexes, respectively, due to a decrease in volumes sold, partially offset by an increase in average prices, (ii) $4.1 million at the West Texas complex due to a decrease in average prices, partially offset by an increase in volumes sold, and (iii) $2.0 million at the Chipeta complex due to lower volumes sold.
NGLs sales decreased by $30.3 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $14.0 million at the West Texas complex due to a decrease in average prices, partially offset by an increase in volumes sold, (ii) $9.7 million, $4.1 million, and $1.4 million at the Chipeta complex, Granger complex, and Hilight system, respectively, as a result of decreases in average prices and volumes sold, and (iii) $3.5 million at the Brasada complex due to a contract expiration in the third quarter of 2022. These decreases were partially offset by an increase of $4.6 million at the DJ Basin complex due to an increase in volumes sold partially offset by a decrease in average prices.

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Equity income, net – related parties	$39,021	$44,095	(12)%	$49,607	(21)%

Equity income, net – related parties decreased by $5.1 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $2.1 million at TEP due to decreased revenue coupled with increased ad valorem taxes, (ii) $1.8 million at FRP due to decreased revenue, and (iii) $1.6 million at Mi Vida due to decreased revenue and increases in certain expenses. These decreases were partially offset by an increase of $2.2 million at White Cliffs due to a goodwill impairment recorded in the fourth quarter of 2022.
Equity income, net – related parties decreased by $10.6 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $3.9 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), (ii) $3.6 million at Cactus II due to the divestiture of our interest in the fourth quarter of 2022 (see Acquisitions and Divestitures within this Item 2), (iii) 2.7 million at Mi Vida due to increases in certain expenses, and (iv) $1.0 million at the Mont Belvieu JV due to decreases in revenue.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Residue purchases	$15,638	$30,145	(48)%	$34,992	(55)%
NGLs purchases	51,829	57,725	(10)%	70,404	(26)%
Other	(16,008)	4,793	NM	(32,548)	51%
Cost of product	51,459	92,663	(44)%	72,848	(29)%
Operation and maintenance	174,239	166,923	4%	128,976	35%
Total Cost of product and Operation and maintenance expenses	$225,698	$259,586	(13)%	$201,824	12%
_________________________________________________________________________________________
NM—Not meaningful

Residue purchases

Residue purchases decreased by $14.5 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $7.4 million at the West Texas complex primarily due to lower average prices and (ii) $6.1 million at the Chipeta complex primarily due to decreased volumes purchased.
Residue purchases decreased by $19.4 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $11.9 million at the West Texas complex attributable to changes in contract mix during 2022 and lower average prices, (ii) $5.2 million at the Chipeta complex due to decreased volumes purchased and lower average prices, and (iii) $3.8 million at the DJ Basin complex primarily due to a change in contract mix during the second quarter of 2022. These decreases were offset partially by an increase of $3.3 million at the Granger complex primarily due to an increase in average prices.

NGLs purchases

NGLs purchases decreased by $5.9 million compared to the three months ended December 31, 2022, primarily due to a decrease of $5.1 million at the West Texas complex due to lower average prices.
NGLs purchases decreased by $18.6 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $9.0 million at the West Texas complex primarily due to lower average prices, partially offset by increased volumes purchased, (ii) $3.5 million at the Brasada complex due to a contract expiration in the third quarter of 2022, (iii) $3.3 million at the Chipeta complex due to decreased volumes purchased, and (iv) $3.0 million at the Granger complex due to lower average prices.

Other items

Other items decreased by $20.8 million compared to the three months ended December 31, 2022, primarily due to a decrease of $19.2 million at the DJ Basin complex attributable to changes in imbalance positions.
Other items increased by $16.5 million compared to the three months ended March 31, 2022, primarily due to increases of $9.7 million at the DJ Basin complex attributable to changes in imbalance positions and $8.7 million at the West Texas complex primarily due to increased offload fees and changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $7.3 million compared to the three months ended December 31, 2022, primarily due to increases of (i) $4.5 million for maintenance and repair expense, (ii) $4.3 million in regulatory and environmental expense, and (iii) $2.6 million for salaries and wages costs. These increases were offset partially by decreases of $2.5 million for mechanical-integrity costs and $2.3 million in utility expense.
Operation and maintenance expense increased by $45.3 million compared to the three months ended March 31, 2022, primarily due to increases of (i) $13.5 million for maintenance and repair expense, (ii) $6.4 million in regulatory and environmental expense, (iii) $5.7 million in utility expense, (iv) $5.6 million for salaries and wages costs, (v) $2.7 million for mechanical-integrity costs, (vi) $2.7 million in contract labor and consulting expense, (vii) $2.7 million in land-related costs, and (viii) $2.4 million in water-disposal costs.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
General and administrative	$51,117	$49,382	4%	$48,602	5%
Property and other taxes	6,831	18,065	(62)%	18,442	(63)%
Depreciation and amortization	144,626	151,910	(5)%	134,582	7%
Long-lived asset and other impairments	52,401	20,491	156%	—	100%
Total other operating expenses	$254,975	$239,848	6%	$201,626	26%

General and administrative expenses

General and administrative expenses increased by $1.7 million compared to the three months ended December 31, 2022, primarily due to an increase of $4.3 million in personnel costs, partially offset by a decrease of $2.5 million in contract and consulting costs, primarily related to information technology services and fees incurred in 2022.
General and administrative expenses increased by $2.5 million compared to the three months ended March 31, 2022, primarily due to an increase of $2.3 million in personnel costs.

Property and other taxes

Property and other taxes decreased by $11.2 million and $11.6 million compared to the three months ended December 31, 2022, and March 31, 2022, respectively, primarily due to decreases in the ad valorem property tax accrual related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $7.3 million compared to the three months ended December 31, 2022, primarily due to decreases of (i) $5.4 million and $3.6 million at the MGR assets and Hilight system, respectively, as a result of a change in estimate for asset retirement obligations during the fourth quarter of 2022 and (ii) $2.5 million at the West Texas complex as a result of accretion adjustments to our asset retirement obligation during the first quarter of 2023. These decreases were partially offset by an increase of $5.3 million at the DJ Basin complex due to acceleration of depreciation expense.
Depreciation and amortization expense increased by $10.0 million compared to the three months ended March 31, 2022, primarily due to increases of (i) $4.5 million and $2.4 million at the DJ Basin complex and MGR assets, respectively, due to acceleration of depreciation expense as well as accretion adjustments to our asset retirement obligation during the first quarter of 2023 and (ii) $1.3 million at the Hilight system as a result of a change in estimate for asset retirement obligations during the first quarter of 2023.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the three months ended March 31, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
Long-lived asset and other impairment expense for the three months ended December 31, 2022, was primarily due to a $19.9 million other-than-temporary impairment of our investment in White Cliffs.
For further information on Long-lived asset and other impairment expense, see Note 7—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Long-term and short-term debt	$(81,151)	$(83,390)	(3)%	$(83,428)	(3)%
Finance lease liabilities	(163)	(318)	(49)%	(42)	NM
Commitment fees and amortization of debt-related costs	(2,881)	(3,063)	(6)%	(3,032)	(5)%
Capitalized interest	2,525	2,165	17%	1,047	141%
Interest expense	$(81,670)	$(84,606)	(3)%	$(85,455)	(4)%

Interest expense

Interest expense decreased by $2.9 million compared to the three months ended December 31, 2022, primarily due to the redemption of the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 during the first quarter of 2023.
Interest expense decreased by $3.8 million compared to the three months ended March 31, 2022, primarily due to decreases of (i) $5.1 million due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 during the second quarter of 2022, (ii) $3.6 million due to credit-rating related interest rate changes on the 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050, and (iii) $1.5 million due to higher capitalized interest. These decreases were offset partially by an increase of $7.0 million due to higher outstanding borrowings and average interest rates under the RCF during the first quarter of 2023.
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

	Three Months Ended
thousands	March 31, 2023	December 31, 2022	March 31, 2022
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$733,982	$779,437	$758,297
Less:
Cost of product	51,459	92,663	72,848
Depreciation and amortization	144,626	151,910	134,582
Gross margin	537,897	534,864	550,867
Add:
Distributions from equity investments	51,975	69,282	55,795
Depreciation and amortization	144,626	151,910	134,582
Less:
Reimbursed electricity-related charges recorded as revenues	23,569	23,577	18,404
Adjusted gross margin attributable to noncontrolling interests (1)	15,774	17,490	18,090
Adjusted gross margin	$695,155	$714,989	$704,750
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.

	Three Months Ended
thousands except per-unit amounts	March 31, 2023	December 31, 2022	March 31, 2022
Gross margin
Gross margin for natural-gas assets (1)	$393,673	$403,043	$409,384
Gross margin for crude-oil and NGLs assets (1)	89,281	75,690	88,816
Gross margin for produced-water assets (1)	59,549	61,189	57,686
Per-Mcf Gross margin for natural-gas assets (2)	1.03	1.00	1.08
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.59	1.24	1.43
Per-Bbl Gross margin for produced-water assets (2)	0.68	0.77	0.84
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$480,009	$492,591	$488,909
Adjusted gross margin for crude-oil and NGLs assets	145,577	150,611	148,247
Adjusted gross margin for produced-water assets	69,569	71,787	67,594
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.30	1.27	1.34
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.65	2.53	2.44
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.81	0.92	1.00
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

	Three Months Ended
thousands	March 31, 2023	December 31, 2022	March 31, 2022
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$208,341	$345,034	$317,670
Add:
Distributions from equity investments	51,975	69,282	55,795
Non-cash equity-based compensation expense	7,199	6,538	7,743
Interest expense	81,670	84,606	85,455
Income tax expense	1,416	504	1,805
Depreciation and amortization	144,626	151,910	134,582
Impairments	52,401	20,491	—
Other expense	200	209	—
Less:
Gain (loss) on divestiture and other, net	(2,118)	104,560	370
Equity income, net – related parties	39,021	44,095	49,607
Other income	1,215	1,484	106
Adjusted EBITDA attributable to noncontrolling interests (1)	11,015	12,654	13,917
Adjusted EBITDA	$498,695	$515,781	$539,050
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$302,424	$489,219	$276,458
Interest (income) expense, net	81,670	84,606	85,455
Accretion and amortization of long-term obligations, net	(1,692)	(1,783)	(1,782)
Current income tax expense (benefit)	492	262	673
Other (income) expense, net	(1,215)	(1,486)	(106)
Distributions from equity investments in excess of cumulative earnings – related parties	12,366	22,839	9,925
Changes in assets and liabilities:
Accounts receivable, net	4,037	(96,659)	165,134
Accounts and imbalance payables and accrued liabilities, net	136,460	72,881	14,292
Other items, net	(24,832)	(41,444)	2,918
Adjusted EBITDA attributable to noncontrolling interests (1)	(11,015)	(12,654)	(13,917)
Adjusted EBITDA	$498,695	$515,781	$539,050
Cash flow information
Net cash provided by operating activities	$302,424	$489,219	$276,458
Net cash used in investing activities	(179,178)	138,015	(71,617)
Net cash provided by (used in) financing activities	(297,257)	(499,671)	(158,591)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2023	December 31, 2022	March 31, 2022
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$302,424	$489,219	$276,458
Less:
Capital expenditures	173,088	145,723	83,971
Contributions to equity investments – related parties	110	733	2,070
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	12,366	22,839	9,925
Free cash flow	$141,592	$365,602	$200,342
Cash flow information
Net cash provided by operating activities	$302,424	$489,219	$276,458
Net cash used in investing activities	(179,178)	138,015	(71,617)
Net cash provided by (used in) financing activities	(297,257)	(499,671)	(158,591)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $3.0 million compared to the three months ended December 31, 2022, due to (i) a $41.2 million decrease in cost of product and (ii) a $7.3 million decrease in depreciation and amortization. These amounts were offset partially by a $45.5 million decrease in total revenues and other.
Gross margin decreased by $13.0 million compared to the three months ended March 31, 2022, due to (i) a $24.3 million decrease in total revenues and other and (ii) a $10.0 million increase in depreciation and amortization. These amounts were offset partially by a $21.4 million decrease in cost of product.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $136.7 million compared to the three months ended December 31, 2022, primarily due to (i) a $106.7 million decrease in gain (loss) on divestiture and other, net, and (ii) a $45.5 million decrease in total revenues and other. These amounts were offset partially by an $18.8 million decrease in total operating expenses.
Net income (loss) decreased by $109.3 million compared to the three months ended March 31, 2022, primarily due to (i) a $77.2 million increase in total operating expenses and (ii) a $24.3 million decrease in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2023	December 31, 2022	Inc/ (Dec)	March 31, 2022	Inc/ (Dec)
Adjusted gross margin	$695,155	$714,989	(3)%	$704,750	(1)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.30	1.27	2%	1.34	(3)%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.65	2.53	5%	2.44	9%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.81	0.92	(12)%	1.00	(19)%
Adjusted EBITDA	498,695	515,781	(3)%	539,050	(7)%
Free cash flow	141,592	365,602	(61)%	200,342	(29)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin decreased by $19.8 million compared to the three months ended December 31, 2022, primarily due to (i) an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2022 at the Springfield system, (ii) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022, (iii) decreased throughput at the Chipeta and Granger complexes, and (iv) a decrease in distributions from Mont Belvieu JV and Whitethorn LLC. These decreases were partially offset by (i) an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2022 at the DJ Basin oil system, partially offset by decreased throughput, and (ii) increased throughput at the West Texas complex.
Adjusted gross margin decreased by $9.6 million compared to the three months ended March 31, 2022, primarily due to (i) decreased throughput at the DJ Basin and Granger complexes, (ii) decreased deficiency fees and throughput at the Chipeta complex, and (iii) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022. These decreases were partially offset by increased throughput at the West Texas complex.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.03 compared to the three months ended December 31, 2022, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, partially offset by an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2022 at the Springfield system.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.04 compared to the three months ended March 31, 2022, primarily due to contract mix and lower commodity prices, partially offset by increased throughput at the West Texas complex.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.12 compared to the three months ended December 31, 2022, primarily due to an annual cost-of-service rate adjustment that decreased revenue during the fourth quarter of 2022 at the DJ Basin oil system. This increase was offset partially by (i) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022, and (ii) a decrease in distributions from Whitethorn LLC.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.21 compared to the three months ended March 31, 2022, primarily due to decreases in throughput and distributions from Cactus II, which was sold in the fourth quarter of 2022, and had lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.11 and $0.19 compared to the three months ended December 31, 2022, and March 31, 2022, respectively, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and lower deficiency fee revenues.

Adjusted EBITDA. Adjusted EBITDA decreased by $17.1 million compared to the three months ended December 31, 2022, primarily due to (i) a $45.5 million decrease in total revenues and other, (ii) a $17.3 million decrease in distributions from equity investments, and (iii) a $7.3 million increase in operation and maintenance expenses. These amounts were offset partially by (i) a $41.2 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) an $11.2 million decrease in property and other taxes.
Adjusted EBITDA decreased by $40.4 million compared to the three months ended March 31, 2022, primarily due to (i) a $45.3 million increase in operation and maintenance expenses and (ii) a $24.3 million decrease in total revenues and other. These amounts were offset partially by (i) a $21.6 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) an $11.6 million decrease in property and other taxes.

Free cash flow. Free cash flow decreased by $224.0 million compared to the three months ended December 31, 2022, primarily due to (i) a decrease of $186.8 million in net cash provided by operating activities, (ii) an increase of $27.4 million in capital expenditures, and (iii) a decrease of $10.5 million in distributions from equity investments in excess of cumulative earnings.
Free cash flow decreased by $58.8 million compared to the three months ended March 31, 2022, primarily due to an increase of $89.1 million in capital expenditures, offset partially by an increase of $26.0 million in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity as of March 31, 2023, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution of $0.500 per unit for the first quarter of 2023, and an Enhanced Distribution of $0.356 per unit (discussed below), for an aggregate of $0.856 per unit, or $337.0 million, which is payable on May 15, 2023, to our unitholders of record at the close of business on May 1, 2023.
To facilitate the distribution of available cash, during 2022 we adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of our business and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of our total principal debt outstanding less total cash on hand as of the end of such period, as compared to our trailing-twelve-months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to our 2022 performance.

In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the three months ended March 31, 2023, we repurchased 285,688 common units for an aggregate purchase price of $7.1 million. The units were canceled immediately upon receipt. As of March 31, 2023, we had an authorized amount of $755.3 million remaining under the program.
Management continuously monitors our leverage position and other financial projections to manage the capital structure according to long-term objectives. We may, from time to time, seek to retire, rearrange, or amend some or all of our outstanding debt or financing agreements through cash purchases, exchanges, open-market repurchases, privately negotiated transactions, tender offers, or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity position and requirements, contractual restrictions, and other factors and the amounts involved may be material. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2023, we had a $154.0 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of March 31, 2023, there was $1.5 billion available for borrowing under the RCF due to $495.0 million of outstanding borrowings, which were repaid in April 2023. See Note 8—Selected Components of Working Capital and Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2023	2022
Capital expenditures (1)	$173,088	$83,971
Capital incurred (1)	181,803	85,553
_________________________________________________________________________________________
(1)For the three months ended March 31, 2023 and 2022, included $2.5 million and $1.0 million, respectively, of capitalized interest.

Capital expenditures increased by $89.1 million for the three months ended March 31, 2023, primarily due to increases of (i) $44.3 million at the West Texas complex, primarily attributable to facility expansion, including ongoing construction of Mentone Train III, and pipeline projects, (ii) $34.6 million at the DBM water systems due to construction of additional water-disposal wells and facilities and pipeline projects, and (iii) $4.4 million at the DBM oil system, primarily related to an increase in pipeline, oil treating, and oil pumping projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2023	2022
Net cash provided by (used in):
Operating activities	$302,424	$276,458
Investing activities	(179,178)	(71,617)
Financing activities	(297,257)	(158,591)
Net increase (decrease) in cash and cash equivalents	$(174,011)	$46,250

Operating activities. Net cash provided by operating activities increased for the three months ended March 31, 2023, primarily due to (i) the impact of changes in assets and liabilities and (ii) lower interest expense. These increases were partially offset by (i) lower cash operating income and (ii) lower distributions from equity investments. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2023, primarily included the following:
•$173.1 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex;

•$18.3 million of increases to materials and supplies inventory; and

•$12.4 million of distributions received from equity investments in excess of cumulative earnings.

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

Financing activities. Net cash used in financing activities for the three months ended March 31, 2023, primarily included the following:
•$213.1 million to redeem the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value;

•$203.1 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$100.0 million of repayments of outstanding borrowings under the RCF;

•$7.1 million of unit repurchases; and

•$220.0 million of borrowings under the RCF, which were used for general partnership purposes.

Net cash used in financing activities for the three months ended March 31, 2022, primarily included the following:
•$139.5 million of distributions paid to WES unitholders and noncontrolling interest owners; and

•$5.1 million of unit repurchases.

Debt and credit facilities. As of March 31, 2023, the carrying value of outstanding debt was $6.7 billion, we have no borrowings due within the next year, and have $1.5 billion of available borrowing capacity under WES Operating’s $2.0 billion RCF. In April 2023, we (i) completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033, (ii) repaid all outstanding borrowings under the RCF with proceeds from the senior note offering, and (iii) entered into an amendment to our RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion through the maturity date.
For additional information on our senior notes and the RCF, see Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Offload commitments. During the year ended December 31, 2022, we entered into offload agreements with third parties providing firm-processing capacity through 2025. As of March 31, 2023, we have future minimum payments under offload agreements totaling $12.4 million for the remainder of 2023 and a total of $10.5 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2023	December 31, 2022	March 31, 2022
Net income (loss) attributable to WES	$203,645	$336,324	$308,717
Limited partner interest in WES Operating not held by WES (1)	4,161	6,883	6,317
General and administrative expenses (2)	232	892	741
Other income (expense), net	(25)	(27)	(3)
Income taxes	—	7	—
Net income (loss) attributable to WES Operating	$208,013	$344,079	$315,772
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2023	2022
WES net cash provided by operating activities	$302,424	$276,458
General and administrative expenses (1)	232	741
Non-cash equity-based compensation expense	(141)	(131)
Changes in working capital	(11,522)	(6,948)
Other income (expense), net	(25)	(3)
WES Operating net cash provided by operating activities	$290,968	$270,117

WES net cash provided by (used in) financing activities	$(297,257)	$(158,591)
Distributions to WES unitholders (2)	196,569	134,749
Distributions to WES from WES Operating (3)	(209,242)	(137,412)
Increase (decrease) in outstanding checks	(42)	135
Unit repurchases	7,061	5,149
Other	11,950	6,085
WES Operating net cash provided by (used in) financing activities	$(290,961)	$(149,885)
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. There have been no significant changes to our commodity-price risk discussion from the disclosure set forth under Part II, Item 7A in our Form 10-K for the year ended December 31, 2022, except as noted below and in Outlook under Part I, Item 2 of this Form 10-Q.
For the three months ended March 31, 2023, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range seven times for the federal funds rate in 2022 and increased its target range twice during the three months ended March 31, 2023. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of March 31, 2023, we had $495.0 million of outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at March 31, 2023, it would impact the fair value of the senior notes.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2020, the U.S. Department of Justice, on behalf of the U.S. Environmental Protection Agency (the “EPA”), and the State of Colorado commenced an enforcement action in the United States District Court for the District of Colorado against Kerr-McGee Gathering LLC (“KMG”), a wholly owned subsidiary of WES, for alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act (“LDAR requirements”) at its Fort Lupton, Platte Valley, and Lancaster facilities in the DJ Basin complex. KMG previously had been in negotiations with the EPA and the State of Colorado to resolve these allegations of non-compliance. Per the complaint, plaintiffs pray for injunctive relief, remedial action, and civil penalties. We reached an agreement with the EPA on a proposed consent decree that was filed with the court on April 20, 2023. We would expect the consent decree to become effective following a 30-day comment period. While such resolution as proposed will include an injunctive relief component and payment of a civil penalty, which exceeds the disclosure threshold amount required by Item 103 of Regulation S-K, management believes the resolution of these claims will not have a material impact on WES’s results of operations, cash flows, or financial condition.
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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2022, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the first quarter of 2023:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2023	—	$—	—	$762,409,380
February 1-28, 2023	—	—	—	762,409,380
March 1-31, 2023	285,688	24.72	285,688	755,348,136
Total	285,688	24.72	285,688
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5.  Other Information

On May 2, 2023, Anadarko E&P Onshore LP, a subsidiary of Occidental (“AEP”), and DBM entered into an amendment (the “Gas Gathering Agreement Amendment”) to that certain Gas Gathering Agreement (“Gas Gathering Agreement”) between AEP and DBM, dated October 8, 2018, pursuant to which the parties agreed to, among other things, extend the primary term of the Gas Gathering Agreement to be through at least December 31, 2035, with the ability to extend the term up to six additional years, dependent upon concurrent extensions of AEP’s Delaware Basin gas processing contract.
The above summary of the Gas Gathering Agreement Amendment is qualified in its entirety by reference to the Gas Gathering Agreement Amendment, a copy of which will be filed with the Form 10-Q for the quarterly period ended June 30, 2023.

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
Twelfth Supplemental Indenture, dated as of April 4, 2023, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on April 5, 2023, File No. 001-34046).

	4.	24
Form of 6.150% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on April 5, 2023, File No. 001-34046).

‡	10.	1	Form of 2023 Phantom Unit Award Agreement (TUR Awards).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

May 3, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 3, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 3, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 3, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)