Form 10-Q
period 2023-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2023-08-08
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of August 3, 2023:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	384,614,611
Western Midstream Operating, LP	None	None	None	None
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$661,506	$655,952	$1,309,373	$1,287,550
Service revenues – product based	46,956	70,498	93,766	111,365
Product sales	29,659	149,736	68,684	235,325
Other	152	233	432	476
Total revenues and other (1)	738,273	876,419	1,472,255	1,634,716
Equity income, net – related parties	42,324	48,464	81,345	98,071
Operating expenses
Cost of product	44,746	148,556	96,205	221,404
Operation and maintenance	183,431	168,153	357,670	297,129
General and administrative	53,405	47,848	104,522	96,450
Property and other taxes	18,547	22,662	25,378	41,104
Depreciation and amortization	143,492	139,036	288,118	273,618
Long-lived asset and other impairments (2)	234	90	52,635	90
Total operating expenses (3)	443,855	526,345	924,528	929,795
Gain (loss) on divestiture and other, net	(70)	(1,150)	(2,188)	(780)
Operating income (loss)	336,672	397,388	626,884	802,212
Interest expense	(86,182)	(80,772)	(167,852)	(166,227)
Gain (loss) on early extinguishment of debt	6,813	91	6,813	91
Other income (expense), net	2,872	(45)	4,087	61
Income (loss) before income taxes	260,175	316,662	469,932	636,137
Income tax expense (benefit)	659	1,491	2,075	3,296
Net income (loss)	259,516	315,171	467,857	632,841
Net income (loss) attributable to noncontrolling interests	6,595	8,854	11,291	17,807
Net income (loss) attributable to Western Midstream Partners, LP	$252,921	$306,317	$456,566	$615,034
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$252,921	$306,317	$456,566	$615,034
General partner interest in net (income) loss	(5,821)	(6,767)	(10,507)	(13,550)
Limited partners’ interest in net income (loss) (4)	247,100	299,550	446,059	601,484
Net income (loss) per common unit – basic (4)	$0.64	$0.74	$1.16	$1.49
Net income (loss) per common unit – diluted (4)	$0.64	$0.74	$1.16	$1.49
Weighted-average common units outstanding – basic (4)	384,614	403,027	384,542	403,140
Weighted-average common units outstanding – diluted (4)	385,510	404,162	385,665	404,280
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $441.6 million and $890.4 million for the three and six months ended June 30, 2023, respectively, and $456.8 million and $885.5 million for the three and six months ended June 30, 2022, respectively. See Note 5.
(2)See Note 7.
(3)Total operating expenses includes related-party amounts of $(14.1) million and $(17.2) million for the three and six months ended June 30, 2023, respectively, and $(11.2) million and $(28.8) million for the three and six months ended June 30, 2022, respectively, all primarily related to changes in imbalance positions. See Note 5.
(4)See Note 4.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$213,953	$286,656
Accounts receivable, net	554,222	554,263
Other current assets	29,028	59,506
Total current assets	797,203	900,425
Property, plant, and equipment
Cost	13,740,911	13,365,593
Less accumulated depreciation	5,139,941	4,823,993
Net property, plant, and equipment	8,600,970	8,541,600
Goodwill	4,783	4,783
Other intangible assets	697,241	713,075
Equity investments	920,123	944,696
Other assets (1)	198,630	167,049
Total assets (2)	$11,218,950	$11,271,628
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$359,298	$360,562
Short-term debt	2,532	215,780
Accrued ad valorem taxes	35,827	72,875
Accrued liabilities	223,887	254,640
Total current liabilities	621,544	903,857
Long-term liabilities
Long-term debt	6,824,214	6,569,582
Deferred income taxes	15,279	14,424
Asset retirement obligations	301,975	290,021
Other liabilities	433,775	385,629
Total long-term liabilities	7,575,243	7,259,656
Total liabilities (3)	8,196,787	8,163,513
Equity and partners’ capital
Common units (384,613,934 and 384,070,984 units issued and outstanding at June 30, 2023, and December 31, 2022, respectively)	2,888,745	2,969,604
General partner units (9,060,641 units issued and outstanding at June 30, 2023, and December 31, 2022)	322	2,105
Total partners’ capital	2,889,067	2,971,709
Noncontrolling interests	133,096	136,406
Total equity and partners’ capital	3,022,163	3,108,115
Total liabilities, equity, and partners’ capital	$11,218,950	$11,271,628
________________________________________________________________________________________
(1)Other assets includes $3.7 million and $6.5 million of NGLs line-fill inventory as of June 30, 2023, and December 31, 2022, respectively. Other assets also includes $78.4 million and $60.4 million of materials and supplies inventory as of June 30, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of June 30, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $346.7 million and $313.9 million as of June 30, 2023, and December 31, 2022, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $346.1 million and $312.3 million as of June 30, 2023, and December 31, 2022, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	198,959	4,686	4,696	208,341
Distributions to Chipeta noncontrolling interest owner	—	—	(2,240)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,271)	(4,271)
Distributions to Partnership unitholders	(192,039)	(4,530)	—	(196,569)
Unit repurchases (1)	(7,061)	—	—	(7,061)
Equity-based compensation expense	7,199	—	—	7,199
Other	(11,950)	—	—	(11,950)
Balance at March 31, 2023	$2,964,712	$2,261	$134,591	$3,101,564
Net income (loss)	247,100	5,821	6,595	259,516
Distributions to Chipeta noncontrolling interest owner	—	—	(1,230)	(1,230)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,860)	(6,860)
Distributions to Partnership unitholders	(329,227)	(7,760)	—	(336,987)
Unit repurchases (1)	(41)	—	—	(41)
Equity-based compensation expense	7,665	—	—	7,665
Other	(1,464)	—	—	(1,464)
Balance at June 30, 2023	$2,888,745	$322	$133,096	$3,022,163
_________________________________________________________________________________________
(1)See Note 4.

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	301,934	6,783	8,953	317,670
Distributions to Chipeta noncontrolling interest owner	—	—	(1,984)	(1,984)
Distributions to noncontrolling interest owner of WES Operating	—	—	(2,805)	(2,805)
Distributions to Partnership unitholders	(131,786)	(2,963)	—	(134,749)
Unit repurchases (1)	(5,149)	—	—	(5,149)
Contributions of equity-based compensation from Occidental	1,949	—	—	1,949
Equity-based compensation expense	5,794	—	—	5,794
Net contributions from (distributions to) related parties	409	—	—	409
Other	(6,088)	—	—	(6,088)
Balance at March 31, 2022	$3,134,018	$(5,062)	$141,851	$3,270,807
Net income (loss)	299,550	6,767	8,854	315,171
Distributions to Chipeta noncontrolling interest owner	—	—	(1,198)	(1,198)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,007)	(6,007)
Distributions to Partnership unitholders	(201,667)	(4,530)	—	(206,197)
Unit repurchases (1)	(74,068)	—	—	(74,068)
Contributions of equity-based compensation from Occidental	241	—	—	241
Equity-based compensation expense	6,797	—	—	6,797
Net contributions from (distributions to) related parties	375	—	—	375
Other	(918)	—	—	(918)
Balance at June 30, 2022	$3,164,328	$(2,825)	$143,500	$3,305,003
_________________________________________________________________________________________
(1)See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$467,857	$632,841
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	288,118	273,618
Long-lived asset and other impairments	52,635	90
Non-cash equity-based compensation expense	14,864	14,781
Deferred income taxes	855	1,920
Accretion and amortization of long-term obligations, net	4,095	3,586
Equity income, net – related parties	(81,345)	(98,071)
Distributions from equity-investment earnings – related parties	82,871	96,404
(Gain) loss on divestiture and other, net	2,188	780
(Gain) loss on early extinguishment of debt	(6,813)	(91)
Other	399	136
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	41	(279,830)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(99,575)	82,909
Change in other items, net	67,057	14,366
Net cash provided by operating activities	793,247	743,439
Cash flows from investing activities
Capital expenditures	(334,570)	(191,357)
Contributions to equity investments – related parties	(132)	(5,040)
Distributions from equity investments in excess of cumulative earnings – related parties	23,179	25,407
Proceeds from the sale of assets to third parties	—	1,096
(Increase) decrease in materials and supplies inventory and other	(19,145)	(1,053)
Net cash used in investing activities	(330,668)	(170,947)
Cash flows from financing activities
Borrowings, net of debt issuance costs	956,225	634,010
Repayments of debt	(918,332)	(883,548)
Increase (decrease) in outstanding checks	(2,951)	13,038
Distributions to Partnership unitholders (1)	(533,556)	(340,946)
Distributions to Chipeta noncontrolling interest owner	(3,470)	(3,182)
Distributions to noncontrolling interest owner of WES Operating	(11,131)	(8,812)
Net contributions from (distributions to) related parties	—	784
Unit repurchases	(7,102)	(79,217)
Other	(14,965)	(9,184)
Net cash provided by (used in) financing activities	(535,282)	(677,057)
Net increase (decrease) in cash and cash equivalents	(72,703)	(104,565)
Cash and cash equivalents at beginning of period	286,656	201,999
Cash and cash equivalents at end of period	$213,953	$97,434
Supplemental disclosures
Interest paid, net of capitalized interest	$158,376	$181,790
Income taxes paid (reimbursements received)	1,271	905
Accrued capital expenditures	116,466	51,878
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$661,506	$655,952	$1,309,373	$1,287,550
Service revenues – product based	46,956	70,498	93,766	111,365
Product sales	29,659	149,736	68,684	235,325
Other	152	233	432	476
Total revenues and other (1)	738,273	876,419	1,472,255	1,634,716
Equity income, net – related parties	42,324	48,464	81,345	98,071
Operating expenses
Cost of product	44,746	148,556	96,205	221,404
Operation and maintenance	183,431	168,153	357,670	297,129
General and administrative	52,219	47,227	103,104	95,088
Property and other taxes	18,547	22,662	25,378	41,104
Depreciation and amortization	143,492	139,036	288,118	273,618
Long-lived asset and other impairments (2)	234	90	52,635	90
Total operating expenses (3)	442,669	525,724	923,110	928,433
Gain (loss) on divestiture and other, net	(70)	(1,150)	(2,188)	(780)
Operating income (loss)	337,858	398,009	628,302	803,574
Interest expense	(86,182)	(80,772)	(167,852)	(166,227)
Gain (loss) on early extinguishment of debt	6,813	91	6,813	91
Other income (expense), net	2,743	(49)	3,933	54
Income (loss) before income taxes	261,232	317,279	471,196	637,492
Income tax expense (benefit)	659	1,491	2,075	3,296
Net income (loss)	260,573	315,788	469,121	634,196
Net income (loss) attributable to noncontrolling interest	1,410	2,587	1,945	5,223
Net income (loss) attributable to Western Midstream Operating, LP	$259,163	$313,201	$467,176	$628,973
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $441.6 million and $890.4 million for the three and six months ended June 30, 2023, respectively, and $456.8 million and $885.5 million for the three and six months ended June 30, 2022, respectively. See Note 5.
(2)See Note 7.
(3)Total operating expenses includes related-party amounts of $(13.4) million and $(15.3) million for the three and six months ended June 30, 2023, respectively, and $(10.5) million and $(27.2) million for the three and six months ended June 30, 2022, respectively, all primarily related to changes in imbalance positions. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$208,844	$286,101
Accounts receivable, net	554,202	554,263
Other current assets	27,696	57,291
Total current assets	790,742	897,655
Property, plant, and equipment
Cost	13,740,911	13,365,593
Less accumulated depreciation	5,139,941	4,823,993
Net property, plant, and equipment	8,600,970	8,541,600
Goodwill	4,783	4,783
Other intangible assets	697,241	713,075
Equity investments	920,123	944,696
Other assets (1)	196,875	166,450
Total assets (2)	$11,210,734	$11,268,259
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$367,132	$404,468
Short-term debt	2,532	215,780
Accrued ad valorem taxes	35,827	72,875
Accrued liabilities	187,828	197,289
Total current liabilities	593,319	890,412
Long-term liabilities
Long-term debt	6,824,214	6,569,582
Deferred income taxes	15,279	14,424
Asset retirement obligations	301,975	290,021
Other liabilities	432,020	383,713
Total long-term liabilities	7,573,488	7,257,740
Total liabilities (3)	8,166,807	8,148,152
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2023, and December 31, 2022)	3,017,357	3,092,012
Total partners’ capital	3,017,357	3,092,012
Noncontrolling interest	26,570	28,095
Total equity and partners’ capital	3,043,927	3,120,107
Total liabilities, equity, and partners’ capital	$11,210,734	$11,268,259
_________________________________________________________________________________________
(1)Other assets includes $3.7 million and $6.5 million of NGLs line-fill inventory as of June 30, 2023, and December 31, 2022, respectively. Other assets also includes $78.4 million and $60.4 million of materials and supplies inventory as of June 30, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of June 30, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $346.7 million and $313.9 million as of June 30, 2023, and December 31, 2022, respectively. See Note 5.
(3)Total liabilities includes related-party amounts of $353.8 million and $356.0 million as of June 30, 2023, and December 31, 2022, respectively. See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960
Net income (loss)	259,163	1,410	260,573
Distributions to Chipeta noncontrolling interest owner	—	(1,230)	(1,230)
Distributions to WES Operating unitholders	(342,895)	—	(342,895)
Contributions of equity-based compensation from WES	7,519	—	7,519
Balance at June 30, 2023	$3,017,357	$26,570	$3,043,927

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	315,772	2,636	318,408
Distributions to Chipeta noncontrolling interest owner	—	(1,984)	(1,984)
Distributions to WES Operating unitholders	(140,217)	—	(140,217)
Contributions of equity-based compensation from Occidental	1,949	—	1,949
Contributions of equity-based compensation from WES	5,663	—	5,663
Net contributions from (distributions to) related parties	409	—	409
Balance at March 31, 2022	$3,246,865	$30,029	$3,276,894
Net income (loss)	313,201	2,587	315,788
Distributions to Chipeta noncontrolling interest owner	—	(1,198)	(1,198)
Distributions to WES Operating unitholders	(300,248)	—	(300,248)
Contributions of equity-based compensation from Occidental	241	—	241
Contributions of equity-based compensation from WES	6,652	—	6,652
Net contributions from (distributions to) related parties	375	—	375
Balance at June 30, 2022	$3,267,086	$31,418	$3,298,504
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$469,121	$634,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	288,118	273,618
Long-lived asset and other impairments	52,635	90
Non-cash equity-based compensation expense	14,577	14,505
Deferred income taxes	855	1,920
Accretion and amortization of long-term obligations, net	4,095	3,586
Equity income, net – related parties	(81,345)	(98,071)
Distributions from equity-investment earnings – related parties	82,871	96,404
(Gain) loss on divestiture and other, net	2,188	780
(Gain) loss on early extinguishment of debt	(6,813)	(91)
Other	399	136
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	61	(279,830)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(114,355)	74,551
Change in other items, net	67,490	14,889
Net cash provided by operating activities	779,897	736,683
Cash flows from investing activities
Capital expenditures	(334,570)	(191,357)
Contributions to equity investments – related parties	(132)	(5,040)
Distributions from equity investments in excess of cumulative earnings – related parties	23,179	25,407
Proceeds from the sale of assets to third parties	—	1,096
(Increase) decrease in materials and supplies inventory and other	(19,145)	(1,053)
Net cash used in investing activities	(330,668)	(170,947)
Cash flows from financing activities
Borrowings, net of debt issuance costs	956,225	634,010
Repayments of debt	(918,332)	(883,548)
Increase (decrease) in outstanding checks	(2,951)	13,142
Distributions to WES Operating unitholders (1)	(556,408)	(440,465)
Distributions to Chipeta noncontrolling interest owner	(3,470)	(3,182)
Net contributions from (distributions to) related parties	—	784
Other	(1,550)	(2,177)
Net cash provided by (used in) financing activities	(526,486)	(681,436)
Net increase (decrease) in cash and cash equivalents	(77,257)	(115,700)
Cash and cash equivalents at beginning of period	286,101	195,598
Cash and cash equivalents at end of period	$208,844	$79,898
Supplemental disclosures
Interest paid, net of capitalized interest	$158,376	$181,790
Income taxes paid (reimbursements received)	1,271	905
Accrued capital expenditures	116,466	51,878
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and as an agent for its customers under certain contracts. As of June 30, 2023, the Partnership’s assets and investments consisted of the following:

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of June 30, 2023 (see Note 6). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the six months ended June 30, 2023, the Partnership issued 830,272 common units under its long-term incentive plans. Compensation expense was $7.7 million and $14.9 million for the three and six months ended June 30, 2023, respectively, and $6.8 million and $12.6 million for the three and six months ended June 30, 2022, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Revenue from customers
Service revenues – fee based	$661,506	$655,952	$1,309,373	$1,287,550
Service revenues – product based	46,956	70,498	93,766	111,365
Product sales	29,659	149,736	68,684	235,325
Total revenue from customers	738,121	876,186	1,471,823	1,634,240
Revenue from other than customers
Other	152	233	432	476
Total revenues and other	$738,273	$876,419	$1,472,255	$1,634,716

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $551.9 million and $545.0 million as of June 30, 2023, and December 31, 2022, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2022	$22,561
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(2,688)
Additional estimated revenues recognized (2)	7,344
Contract assets balance at June 30, 2023	$27,217

Contract assets at June 30, 2023
Other current assets	$9,390
Other assets	17,827
Total contract assets from contracts with customers	$27,217
_________________________________________________________________________________________
(1)Includes $(1.4) million for the three months ended June 30, 2023.
(2)Includes $2.1 million for the three months ended June 30, 2023.

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

thousands
Contract liabilities balance at December 31, 2022	$369,285
Cash received or receivable, excluding revenues recognized during the period (1)	41,226
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(13,818)
Contract liabilities balance at June 30, 2023	$396,693

Contract liabilities at June 30, 2023
Accrued liabilities	$14,905
Other liabilities	381,788
Total contract liabilities from contracts with customers	$396,693
_________________________________________________________________________________________
(1)Includes $17.5 million for the three months ended June 30, 2023.
(2)Includes $(3.6) million for the three months ended June 30, 2023.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2023	$550,406
2024	1,144,937
2025	1,097,142
2026	992,822
2027	903,367
Thereafter	2,513,102
Total	$7,201,776

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. PARTNERSHIP DISTRIBUTIONS

Partnership distributions. Under its partnership agreement, the Partnership distributes all of its available cash to unitholders of record on the applicable record date within 55 days following each quarter’s end. The amount of available cash (beyond proper reserves as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the general partner to provide for the proper conduct of the Partnership’s business, including (i) to fund future capital expenditures; (ii) to comply with applicable laws, debt instruments, or other agreements; or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement and are intended to be repaid or refinanced within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund unitholder distributions.
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2022
March 31	$0.500	$206,197	May 13, 2022	May 2, 2022
June 30	0.500	197,744	August 12, 2022	August 1, 2022
September 30	0.500	197,065	November 14, 2022	October 31, 2022
December 31	0.500	196,569	February 13, 2023	February 1, 2023
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
_________________________________________________________________________________________
(1)Includes the regular quarterly distribution of $0.500 per unit, or $196.8 million, as well as the Enhanced Distribution of $0.356 per unit discussed below.

To facilitate the distribution of available cash, during 2022 the Partnership adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of the Partnership’s business and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of total principal debt outstanding less total cash on hand as of the end of such period, as compared to trailing-twelve-months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within Part I, Item 2 of this Form 10-Q. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to the Partnership’s 2022 performance, which was paid in conjunction with the regular first-quarter 2023 distribution on May 15, 2023.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 4. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

In addition to the distributions above, during the three months ended June 30, 2022, WES Operating made distributions of $86.7 million to the Partnership and WGRAH. The Partnership used its portion of the distribution to repurchase common units. See Note 4.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2023, Occidental held 190,281,578 common units, representing a 48.3% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 194,332,356 common units, representing a 49.4% limited partner interest in the Partnership.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2023, the Partnership repurchased 287,322 common units for an aggregate purchase price of $7.1 million. During the six months ended June 30, 2022, the Partnership repurchased 3,314,562 common units on the open market for an aggregate purchase price of $79.2 million. The units were canceled immediately upon receipt. As of June 30, 2023, the Partnership had an authorized amount of $755.3 million remaining under the program.

Holdings of WES Operating equity. As of June 30, 2023, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2023	2022	2023	2022
Net income (loss)
Limited partners’ interest in net income (loss)	$247,100	$299,550	$446,059	$601,484
Weighted-average common units outstanding
Basic	384,614	403,027	384,542	403,140
Dilutive effect of non-vested phantom units	896	1,135	1,123	1,140
Diluted	385,510	404,162	385,665	404,280
Excluded due to anti-dilutive effect	1,159	618	873	731
Net income (loss) per common unit
Basic	$0.64	$0.74	$1.16	$1.49
Diluted	$0.64	$0.74	$1.16	$1.49

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$423,330	$428,631	$846,831	$843,530
Service revenues – product based	6,642	21,808	14,758	24,051
Product sales	11,611	6,342	28,779	17,909
Total revenues and other	441,583	456,781	890,368	885,490
Equity income, net – related parties (1)	42,324	48,464	81,345	98,071
Operating expenses
Cost of product (2)	(15,184)	(12,148)	(19,131)	(31,691)
Operation and maintenance	903	702	1,650	643
General and administrative (3)	217	233	284	2,208
Total operating expenses	(14,064)	(11,213)	(17,197)	(28,840)
_________________________________________________________________________________________
(1)See Note 6.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Balances for the three and six months ended June 30, 2022, include equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital.

Consolidated balance sheets
thousands	June 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$346,688	$313,937
Other current assets	3,755	1,578
Equity investments (1)	920,123	944,696
Other assets	38,623	29,058
Total assets	1,309,189	1,289,269
Liabilities
Accounts and imbalance payables	33,632	32,150
Accrued liabilities	2,350	11,756
Other liabilities (2)	310,131	268,399
Total liabilities	346,113	312,305
_________________________________________________________________________________________
(1)See Note 6.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2023	2022
Distributions from equity-investment earnings – related parties	$82,871	$96,404
Contributions to equity investments – related parties	(132)	(5,040)
Distributions from equity investments in excess of cumulative earnings – related parties	23,179	25,407
Distributions to Partnership unitholders (1)	(270,308)	(173,126)
Distributions to WES Operating unitholders (2)	(11,131)	(8,812)
Net contributions from (distributions to) related parties	—	784
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
General and administrative (1)	$853	$919	$2,134	$3,867
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

Consolidated balance sheets
thousands	June 30, 2023	December 31, 2022
Other current assets	$3,540	$1,487
Other assets	36,868	28,459
Accounts and imbalance payables (1)	41,623	76,131
Accrued liabilities	2,033	11,439
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2023	2022
Distributions to WES Operating unitholders (1)	$(556,408)	$(440,465)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 34% and 35% for the three and six months ended June 30, 2023, respectively, and 35% and 36% for the three and six months ended June 30, 2022, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 87% and 88% for the three and six months ended June 30, 2023, respectively, and 88% and 89% for the three and six months ended June 30, 2022, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 76% and 78% for the three and six months ended June 30, 2023, respectively, and 81% and 82% for the three and six months ended June 30, 2022, respectively.
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
In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to the Partnership’s Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation (“Sanchez”), now Mesquite Energy, Inc. (“Mesquite”), that allowed Mesquite to process gas under such agreement. In December 2021, the Brasada gas processing agreement was assigned from Anadarko to Mesquite effective July 1, 2023. For this reason, Anadarko is not liable for any obligations under the Brasada gas processing agreement after June 30, 2023. For all periods presented, Mesquite performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. RELATED-PARTY TRANSACTIONS

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs, shared field offices, and easements (see Related-party commercial agreement below) supporting the Partnership’s operations at certain assets. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of the Partnership’s and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

Services Agreement. Occidental performed certain centralized corporate functions for the Partnership and WES Operating pursuant to the agreement dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP (“Services Agreement”). Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

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

Related-party commercial agreement. During the first quarter of 2021, an affiliate of Occidental and certain wholly owned subsidiaries of the Partnership entered into a Commercial Understanding Agreement (“CUA”). Under the CUA, certain West Texas surface-use and salt-water disposal agreements were amended to reduce usage fees owed by the Partnership in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the CUA was $30.0 million at the time the agreement was executed. Also, as a result of the amendments under the CUA, these agreements are classified as operating leases and a $30.0 million right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset is being amortized to Operation and maintenance expense through 2038, the remaining term of the agreements.

Customer concentration. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the six months ended June 30, 2023:

thousands	Balance at December 31, 2022	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at June 30, 2023
White Cliffs	$16,095	$985	$—	$(611)	$(1,631)	$14,838
Rendezvous	16,114	(1,286)	—	(344)	(1,062)	13,422
Mont Belvieu JV	91,310	14,103	—	(14,122)	(903)	90,388
TEG	15,856	3,462	—	(3,375)	(75)	15,868
TEP	184,687	19,939	—	(20,065)	(6,755)	177,806
FRP	192,716	22,090	—	(22,177)	(4,163)	188,466
Whitethorn LLC	146,595	(1,614)	132	1,753	(1,083)	145,783
Saddlehorn	104,191	11,286	—	(11,057)	(1,875)	102,545
Panola	19,311	1,186	—	(1,318)	(169)	19,010
Mi Vida	48,862	3,973	—	(4,334)	(4,358)	44,143
Red Bluff Express	108,959	7,221	—	(7,221)	(1,105)	107,854
Total	$944,696	$81,345	$132	$(82,871)	$(23,179)	$920,123
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2023	December 31, 2022
Land	N/A	$10,982	$10,982
Gathering systems – pipelines	30 years	5,558,416	5,519,592
Gathering systems – compressors	15 years	2,361,002	2,266,410
Processing complexes and treating facilities	25 years	3,452,005	3,419,201
Transportation pipeline and equipment	3 to 48 years	192,126	174,241
Produced-water disposal systems	20 years	1,031,623	932,627
Assets under construction	N/A	318,171	263,353
Other	3 to 40 years	816,586	779,187
Total property, plant, and equipment		13,740,911	13,365,593
Less accumulated depreciation		5,139,941	4,823,993
Net property, plant, and equipment		$8,600,970	$8,541,600

“Assets under construction” represents property that is not yet placed into productive service as of the respective balance sheet date and is excluded from capitalized costs being depreciated.

Long-lived asset impairments. During the six months ended June 30, 2023, the Partnership recognized a long-lived asset impairment of $52.1 million for assets located in the Rockies due to a reduction in estimated future cash flows resulting from a contract termination notice received in the first quarter of 2023. This asset was impaired to its estimated fair value of $22.8 million. The fair value was measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Trade receivables, net	$553,461	$548,859	$553,461	$548,859
Other receivables, net	761	5,404	741	5,404
Total accounts receivable, net	$554,222	$554,263	$554,202	$554,263

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
NGLs inventory	$1,904	$3,797	$1,904	$3,797
Imbalance receivables	2,158	32,658	2,158	32,658
Prepaid insurance	1,289	13,262	172	11,139
Contract assets	9,390	3,381	9,390	3,381
Other	14,287	6,408	14,072	6,316
Total other current assets	$29,028	$59,506	$27,696	$57,291

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Accrued interest expense	$117,188	$110,486	$117,188	$110,486
Short-term asset retirement obligations	4,716	10,493	4,716	10,493
Short-term remediation and reclamation obligations	8,226	5,383	8,226	5,383
Income taxes payable	3,647	2,428	3,647	2,428
Contract liabilities	14,905	20,903	14,905	20,903
Accrued payroll and benefits	35,889	44,855	—	—
Other	39,316	60,092	39,146	47,596
Total accrued liabilities	$223,887	$254,640	$187,828	$197,289

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2023			December 31, 2022
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$213,121	$214,823
Finance lease liabilities	2,532	2,532	2,532	2,659	2,659	2,659
Total short-term debt	$2,532	$2,532	$2,532	$215,797	$215,780	$217,482

Long-term debt
3.100% Senior Notes due 2025	$677,859	$675,888	$648,908	$730,706	$727,953	$692,491
3.950% Senior Notes due 2025	399,163	397,288	383,780	399,163	396,825	379,107
4.650% Senior Notes due 2026	468,970	467,186	451,768	474,242	472,161	452,201
4.500% Senior Notes due 2028	397,182	394,188	375,297	400,000	396,698	368,346
4.750% Senior Notes due 2028	382,888	380,541	364,054	400,000	397,340	368,141
4.050% Senior Notes due 2030	1,160,471	1,152,608	1,045,828	1,200,000	1,191,345	1,053,038
6.150% Senior Notes due 2033	750,000	741,039	755,873	—	—	—
5.450% Senior Notes due 2044	600,000	593,954	511,260	600,000	593,878	503,742
5.300% Senior Notes due 2048	700,000	687,613	587,440	700,000	687,494	580,570
5.500% Senior Notes due 2048	350,000	342,847	294,126	350,000	342,783	291,194
5.250% Senior Notes due 2050	1,000,000	984,069	833,880	1,000,000	983,945	829,804
RCF	—	—	—	375,000	375,000	375,000
Finance lease liabilities	6,993	6,993	6,993	4,160	4,160	4,160
Total long-term debt	$6,893,526	$6,824,214	$6,259,207	$6,633,271	$6,569,582	$5,897,794
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

Debt activity. The following table presents the debt activity for the six months ended June 30, 2023:

thousands	Carrying Value
Balance at December 31, 2022	$6,785,362
RCF borrowings	220,000
Repayments of RCF borrowings	(595,000)
Issuance of 6.150% Senior Notes due 2033	750,000
Repayment of Floating-Rate Senior Notes due 2023	(213,138)
Repayment of 3.100% Senior Notes due 2025	(52,847)
Repayment of 4.650% Senior Notes due 2026	(5,272)
Repayment of 4.500% Senior Notes due 2028	(2,818)
Repayment of 4.750% Senior Notes due 2028	(17,112)
Repayment of 4.050% Senior Notes due 2030	(39,529)
Finance lease liabilities	2,706
Other	(5,606)
Balance at June 30, 2023	$6,826,746

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT AND INTEREST EXPENSE

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.791%, 4.671%, and 5.869%, respectively, at June 30, 2023, and were 3.790%, 4.671%, and 5.869%, respectively, at June 30, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2023, WES Operating completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033. Interest is payable semi-annually on April 1st and October 1st of each year, with the initial interest payment being due on October 1, 2023. Net proceeds from the offering were used to repay borrowings under the RCF and for general partnership purposes.
Also during the second quarter of 2023, WES Operating purchased and retired $117.6 million of certain of its senior notes via open-market repurchases (see Debt activity above). For the three months ended June 30, 2023, a gain of $6.8 million was recognized for the early retirement of portions of these notes. Subsequent to June 30, 2023, WES Operating purchased and retired $159.1 million of certain of its senior notes via open-market repurchases. During the first quarter of 2023, WES Operating redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of June 30, 2023, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. In April 2023, WES Operating (i) repaid all then-outstanding borrowings under its senior unsecured revolving credit facility (“RCF”) with proceeds from the 6.150% Senior Notes due 2033 offering, and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to maximum of $2.5 billion, through the maturity date.
As of June 30, 2023, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of June 30, 2023 and 2022, the interest rate on any outstanding RCF borrowings was 6.44% and 3.12%, respectively. The facility-fee rate was 0.20% and 0.25% at June 30, 2023 and 2022, respectively. As of June 30, 2023, WES Operating was in compliance with all covenants under the RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Long-term and short-term debt	$(85,088)	$(78,577)	$(166,239)	$(162,005)
Finance lease liabilities	(230)	(31)	(393)	(73)
Commitment fees and amortization of debt-related costs	(3,414)	(3,068)	(6,295)	(6,100)
Capitalized interest	2,550	904	5,075	1,951
Interest expense	$(86,182)	$(80,772)	$(167,852)	$(166,227)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2023, and December 31, 2022, the consolidated balance sheets included $12.1 million and $7.4 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of June 30, 2023 (see Note 6—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and as an agent for our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of June 30, 2023, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2023, included the following:

•WES Operating completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033. Net proceeds from this offering were used to repay borrowings under the RCF and for general partnership purposes. See Liquidity and Capital Resources within this Item 2 for additional information.

•WES Operating redeemed the $213.1 million total principal amount outstanding of the Floating-Rate Senior Notes due 2023 at par value with cash on hand.

•WES Operating purchased and retired $117.6 million of certain of its senior notes via open-market repurchases.

•Our second-quarter 2023 per-unit distribution of $0.5625 increased $0.0625 from the regular first-quarter 2023 per-unit distribution of $0.500.

•The Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to our 2022 performance. This Enhanced Distribution was paid, along with our regular first-quarter 2023 distribution, on May 15, 2023, to our unitholders of record at the close of business on May 1, 2023.

•We repurchased 287,322 common units for an aggregate purchase price of $7.1 million.

•Natural-gas throughput attributable to WES totaled 4,254 MMcf/d and 4,181 MMcf/d for the three and six months ended June 30, 2023, respectively, representing a 4% increase compared to the three months ended March 31, 2023, and no change compared to the six months ended June 30, 2022, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 626 MBbls/d and 619 MBbls/d for the three and six months ended June 30, 2023, respectively, representing a 2% increase and an 8% decrease compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively.

•Produced-water throughput attributable to WES totaled 943 MBbls/d and 950 MBbls/d for the three and six months ended June 30, 2023, respectively, representing a 1% decrease and an 18% increase compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively.

•Gross margin was $550.0 million and $1,087.9 million for the three and six months ended June 30, 2023, respectively, representing a 2% increase and a 5% decrease compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.26 per Mcf and $1.28 per Mcf for the three and six months ended June 30, 2023, respectively, representing a 3% decrease and a 5% decrease compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.58 per Bbl and $2.61 per Bbl for the three and six months ended June 30, 2023, respectively, representing a 3% decrease and a 4% increase compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.83 per Bbl and $0.82 per Bbl for the three and six months ended June 30, 2023, respectively, representing a 2% increase and a 14% decrease compared to the three months ended March 31, 2023, and six months ended June 30, 2022, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,592	1,569	1%	1,581	1,410	12%
DJ Basin	1,309	1,306	—%	1,308	1,329	(2)%
Equity investments	454	423	7%	438	498	(12)%
Other	1,061	948	12%	1,004	1,082	(7)%
Total throughput for natural-gas assets	4,416	4,246	4%	4,331	4,319	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	208	205	1%	206	195	6%
DJ Basin	66	69	(4)%	67	85	(21)%
Equity investments	323	314	3%	319	367	(13)%
Other	42	35	20%	40	37	8%
Total throughput for crude-oil and NGLs assets	639	623	3%	632	684	(8)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	963	977	(1)%	970	824	18%
Total throughput for produced-water assets	963	977	(1)%	970	824	18%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude-oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2022 ranged from a high of $123.70 per barrel in March 2022 to a low of $71.02 per barrel in December 2022, and prices during the six months ended June 30, 2023, ranged from a high of $83.26 per barrel in April 2023 to a low of $66.74 per barrel in March 2023. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
Additionally, even when the commodity-price environments are favorable, our customers must manage numerous operational challenges, including severe weather disruptions, downstream and produced-water takeaway constraints, seismicity concerns, new regulatory requirements, and the ability to optimize the efficiency and results of large, complex drilling programs. Our producers’ ability to mitigate or manage such challenges can have a significant impact on the volumes available for us to service in the short term. For this reason, we strive to work proactively with our customers whenever possible to provide high levels of reliability on our systems and help them meet these operational challenges as they arise.

Impact of inflation and supply-chain disruptions. The U.S. economy has recently experienced significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the bottlenecks and disruptions from the lingering effects of the COVID-19 crisis have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued inflation has raised our costs for labor, materials, fuel, and services, which has increased our operating costs and capital expenditures. Increases in inflationary pressure could materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Total revenues and other (1)	$738,273	$733,982	$1,472,255	$1,634,716
Equity income, net – related parties	42,324	39,021	81,345	98,071
Total operating expenses (1)	443,855	480,673	924,528	929,795
Gain (loss) on divestiture and other, net	(70)	(2,118)	(2,188)	(780)
Operating income (loss)	336,672	290,212	626,884	802,212
Interest expense	(86,182)	(81,670)	(167,852)	(166,227)
Gain (loss) on early extinguishment of debt	6,813	—	6,813	91
Other income (expense), net	2,872	1,215	4,087	61
Income (loss) before income taxes	260,175	209,757	469,932	636,137
Income tax expense (benefit)	659	1,416	2,075	3,296
Net income (loss)	259,516	208,341	467,857	632,841
Net income (loss) attributable to noncontrolling interests	6,595	4,696	11,291	17,807
Net income (loss) attributable to Western Midstream Partners, LP (2)	$252,921	$203,645	$456,566	$615,034
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2023” refer to the comparison of the three months ended June 30, 2023, to the three months ended March 31, 2023; and any increases or decreases “for the six months ended June 30, 2023” refer to the comparison of the six months ended June 30, 2023, to the six months ended June 30, 2022.

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	395	369	7%	382	408	(6)%
Processing	3,567	3,454	3%	3,511	3,413	3%
Equity investments (1)	454	423	7%	438	498	(12)%
Total throughput	4,416	4,246	4%	4,331	4,319	—%
Throughput attributable to noncontrolling interests (2)	162	139	17%	150	154	(3)%
Total throughput attributable to WES for natural-gas assets	4,254	4,107	4%	4,181	4,165	—%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	316	309	2%	313	317	(1)%
Equity investments (1)	323	314	3%	319	367	(13)%
Total throughput	639	623	3%	632	684	(8)%
Throughput attributable to noncontrolling interests (2)	13	12	8%	13	14	(7)%
Total throughput attributable to WES for crude-oil and NGLs assets	626	611	2%	619	670	(8)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	963	977	(1)%	970	824	18%
Throughput attributable to noncontrolling interests (2)	20	20	—%	20	16	25%
Total throughput attributable to WES for produced-water assets	943	957	(1)%	950	808	18%
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

Natural-gas assets

Total throughput attributable to WES for natural-gas assets increased by 147 MMcf/d for the three months ended June 30, 2023, primarily due to (i) higher volumes at the Chipeta complex due to volumes being diverted away from the plant for part of December 2022 through February 2023, (ii) higher volumes at the West Texas complex due to increased production in the area, (iii) higher volumes on Red Bluff Express, (iv) higher volumes around the Granger complex due to production declines and extended winter weather conditions during the first quarter of 2023, and (v) higher volumes at the MIGC system.
Total throughput attributable to WES for natural-gas assets increased by 16 MMcf/d for the six months ended June 30, 2023, primarily due to higher volumes at the West Texas complex due to increased production in the area. This increase was offset partially by (i) lower volumes due to production declines in the areas around the Marcellus Interest systems and DJ Basin complex, (ii) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition, (iii) lower volumes due to production declines and extended winter weather conditions during the first quarter of 2023 in areas around the Granger and Red Desert complexes, (iv) lower volumes at the Brasada complex due to downstream issues causing volumes to be diverted away from the plant and maintenance activities, (v) lower volumes at the Chipeta complex due to volumes being diverted away from the plant for part of December 2022 through February 2023, and (vi) lower volumes at the Mi Vida plant.

Crude-oil and NGLs assets

Total throughput attributable to WES for crude-oil and NGLs assets increased by 15 MBbls/d for the three months ended June 30, 2023, primarily due to (i) higher volumes on the GNB NGL pipeline due to higher volumes received from the Chipeta complex compared to the first quarter of 2023 along with increased producer activity and (ii) higher volumes on the Saddlehorn pipeline.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 51 MBbls/d for the six months ended June 30, 2023, primarily due to (i) lower volumes on the Cactus II pipeline, which was sold in the fourth quarter of 2022, and (ii) lower volumes at the DJ Basin oil system resulting from production declines in the area. These decreases were offset partially by (i) increased volumes on the Whitethorn pipeline and (ii) higher volumes at the DBM oil system resulting from increased production in the area.

Produced-water assets

Total throughput attributable to WES for produced-water assets increased by 142 MBbls/d for the six months ended June 30, 2023, due to higher production and new third-party connections brought online during the first half of 2023.

Service Revenues

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Service revenues – fee based	$661,506	$647,867	2%	$1,309,373	$1,287,550	2%
Service revenues – product based	46,956	46,810	—%	93,766	111,365	(16)%
Total service revenues	$708,462	$694,677	2%	$1,403,139	$1,398,915	—%

Service revenues – fee based

Service revenues – fee based increased by $13.6 million for the three months ended June 30, 2023, primarily due to increases of (i) $8.1 million at the West Texas complex resulting from increased throughput and (ii) $5.4 million at the DJ Basin complex due to increased throughput and deficiency fees. These increases were partially offset by a decrease of $2.8 million at the DJ Basin oil system due to decreased throughput.
Service revenues – fee based increased by $21.8 million for the six months ended June 30, 2023, primarily due to increases of (i) $45.7 million at the West Texas complex as a result of increased throughput, (ii) $4.3 million at the DBM oil system due to increased throughput, partially offset by a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and (iii) $3.0 million at the DBM water systems due to increased throughput, partially offset by decreased deficiency fees and a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023. These increases were partially offset by decreases of (i) $10.3 million at the Chipeta complex due to decreased deficiency fees and throughput, (ii) $8.4 million at the DJ Basin oil system due to decreased throughput, partially offset by increased deficiency fees, (iii) $6.1 million at the Springfield system primarily due to decreased demand-fee revenue, and (iv) $4.5 million at the Marcellus Interest systems due to decreased throughput.

Service revenues – product based

Service revenues – product based decreased by $17.6 million for the six months ended June 30, 2023, primarily due to decreases of (i) $5.1 million at the Red Desert complex due to decreased average prices and volumes sold, (ii) $4.3 million, $4.1 million, and $3.5 million at the Granger complex, Hilight system, and DJ Basin complex, respectively, due to decreased average prices, and (iii) $3.6 million at the Chipeta complex due to decreased volumes sold. These decreases were partially offset by an increase of $4.0 million at the West Texas complex due to increased volumes sold and increased electricity-related rates billed to customers.

Product Sales

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Natural-gas sales	$7,237	$2,775	161%	$10,012	$66,363	(85)%
NGLs sales	22,422	36,250	(38)%	58,672	168,962	(65)%
Total Product sales	$29,659	$39,025	(24)%	$68,684	$235,325	(71)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.33	$1.75	(24)%	$1.53	$5.76	(73)%
NGLs (per Bbl)	23.65	28.78	(18)%	26.17	46.53	(44)%

Natural-gas sales

Natural-gas sales increased by $4.5 million for the three months ended June 30, 2023, primarily due to increased volumes sold, partially offset by decreased average prices at the DJ Basin complex.
Natural-gas sales decreased by $56.4 million for the six months ended June 30, 2023, primarily due to decreases of (i) $53.4 million at the West Texas complex due to decreased average prices, partially offset by higher volumes sold, and (ii) $8.2 million at the Red Desert complex due to decreased average prices and volumes sold.

NGLs sales

NGLs sales decreased by $13.8 million for the three months ended June 30, 2023, primarily due to decreases of $7.1 million and $6.6 million at the DJ Basin and West Texas complexes, respectively, due to decreased average prices. These decreases were partially offset by an increase of $2.4 million at the Chipeta complex due to higher volumes sold.
NGLs sales decreased by $110.3 million for the six months ended June 30, 2023, primarily due to decreases of (i) $75.3 million and $7.1 million at the West Texas and Granger complexes, respectively, due to decreased volumes sold and average prices, (ii) $16.0 million at the Chipeta complex due to decreased average prices, and (iii) $6.7 million at the Brasada complex due to a contract expiration in the third quarter of 2022.

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Equity income, net – related parties	$42,324	$39,021	8%	$81,345	$98,071	(17)%

Equity income, net – related parties increased by $3.3 million for the three months ended June 30, 2023, primarily due to increases of (i) $2.2 million at FRP and (ii) $1.0 million at Mi Vida.
Equity income, net – related parties decreased by $16.7 million for the six months ended June 30, 2023, primarily due to decreases of (i) $7.3 million at Cactus II due to the divestiture of our interest in the fourth quarter of 2022 (see Acquisitions and Divestitures within this Item 2), (ii) $4.7 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2), and (iii) $3.1 million at Mi Vida due to a decrease in gross margin.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Residue purchases	$6,066	$15,638	(61)%	$21,704	$100,160	(78)%
NGLs purchases	48,942	51,829	(6)%	100,771	173,054	(42)%
Other	(10,262)	(16,008)	36%	(26,270)	(51,810)	49%
Cost of product	44,746	51,459	(13)%	96,205	221,404	(57)%
Operation and maintenance	183,431	174,239	5%	357,670	297,129	20%
Total Cost of product and Operation and maintenance expenses	$228,177	$225,698	1%	$453,875	$518,533	(12)%

Residue purchases

Residue purchases decreased by $9.6 million for the three months ended June 30, 2023, primarily due to decreases of (i) $5.6 million at the Granger complex due to decreased volumes purchased and (ii) $1.4 million at the Red Desert complex due to lower average prices.
Residue purchases decreased by $78.5 million for the six months ended June 30, 2023, primarily due to decreases of (i) $54.7 million at the West Texas complex attributable to changes in contract mix during 2022 and lower average prices, (ii) $9.4 million and $6.7 million at the Chipeta and Red Desert complexes, respectively, due to decreased volumes purchased and lower average prices, and (iii) $5.4 million at the DJ Basin complex primarily due to lower average prices.

NGLs purchases

NGLs purchases decreased by $2.9 million for the three months ended June 30, 2023, primarily due to a decrease of $2.8 million at the DJ Basin complex due to lower average prices.
NGLs purchases decreased by $72.3 million for the six months ended June 30, 2023, primarily due to decreases of (i) $42.6 million, $9.2 million, and $4.6 million at the West Texas, DJ Basin, and Granger complexes, respectively, primarily due to lower average prices, (ii) $6.8 million at the Brasada complex due to a contract expiration in the third quarter of 2022, and (iii) $5.6 million at the Chipeta complex due to decreased volumes purchased and lower average prices.

Other items

Other items increased by $5.7 million for the three months ended June 30, 2023, primarily due to changes in imbalance positions across several systems.
Other items increased by $25.5 million for the six months ended June 30, 2023, primarily due to an increase of $29.6 million at the DJ Basin complex, partially offset by a decrease of $2.8 million at the Red Desert complex, attributable to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $9.2 million for the three months ended June 30, 2023, primarily due to increases of (i) $6.6 million in utility expense and (ii) $3.2 million for salaries and wages costs.
Operation and maintenance expense increased by $60.5 million for the six months ended June 30, 2023, primarily due to increases of (i) $19.7 million for maintenance and repair expense, (ii) $12.4 million for salaries and wages costs, (iii) $5.4 million in regulatory and environmental expense, (iv) $4.9 million in mechanical-integrity costs, (v) $4.6 million in utility expense, (vi) $3.9 million in land-related costs, and (vii) $3.3 million in water-disposal costs.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
General and administrative	$53,405	$51,117	4%	$104,522	$96,450	8%
Property and other taxes	18,547	6,831	172%	25,378	41,104	(38)%
Depreciation and amortization	143,492	144,626	(1)%	288,118	273,618	5%
Long-lived asset and other impairments	234	52,401	(100)%	52,635	90	NM
Total other operating expenses	$215,678	$254,975	(15)%	$470,653	$411,262	14%
_________________________________________________________________________________________
NM—Not meaningful

General and administrative expenses

General and administrative expenses increased by $2.3 million for the three months ended June 30, 2023, primarily due to increases of (i) $3.9 million in corporate-related costs, primarily related to information technology costs, and (ii) $2.9 million in contract and consulting costs. These increases were partially offset by a decrease of $4.4 million in personnel costs.
General and administrative expenses increased by $8.1 million for the six months ended June 30, 2023, primarily due to increases of (i) $3.1 million in corporate-related costs, primarily related to information technology costs, (ii) $2.5 million in personnel costs, and (iii) $2.5 million in contract and consulting costs.

Property and other taxes

Property and other taxes increased by $11.7 million for the three months ended June 30, 2023, primarily due to decreases in the ad valorem property tax accrual during the first quarter of 2023 related to the finalization of 2022 assessments at the DJ Basin complex.
Property and other taxes decreased by $15.7 million for the six months ended June 30, 2023, primarily due to decreases in the ad valorem property tax accrual during 2023 related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1.1 million for the three months ended June 30, 2023, primarily due to a decrease of $5.1 million at the DJ Basin complex due to acceleration of depreciation expense during the first quarter of 2023, partially offset by increases of (i) $2.3 million related to depreciation for capitalized information technology implementation costs and (ii) $2.3 million at the West Texas complex as a result of accretion adjustments to our asset retirement obligation during the first quarter of 2023.
Depreciation and amortization expense increased by $14.5 million for the six months ended June 30, 2023, primarily due to increases of (i) $4.5 million and $2.5 million at the DJ Basin and Red Desert complexes, respectively, due to acceleration of depreciation expense as well as accretion adjustments to our asset retirement obligation during 2023, (ii) $3.5 million at the West Texas complex primarily resulting from capital projects being placed into service, and (iii) $2.5 million related to depreciation for capitalized information technology implementation costs.

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

Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Long-term and short-term debt	$(85,088)	$(81,151)	5%	$(166,239)	$(162,005)	3%
Finance lease liabilities	(230)	(163)	41%	(393)	(73)	NM
Commitment fees and amortization of debt-related costs	(3,414)	(2,881)	19%	(6,295)	(6,100)	3%
Capitalized interest	2,550	2,525	1%	5,075	1,951	160%
Interest expense	$(86,182)	$(81,670)	6%	$(167,852)	$(166,227)	1%

Interest expense

Interest expense increased by $4.5 million for the three months ended June 30, 2023, primarily due to an increase of $11.3 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, partially offset by a decrease of $6.3 million due to lower outstanding borrowings under the RCF during the second quarter of 2023.
Interest expense increased by $1.6 million for the six months ended June 30, 2023, primarily due to increases of (i) $11.3 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023 and (ii) $5.8 million primarily due to higher outstanding borrowings and average interest rates under the RCF during the first quarter of 2023. These increases were offset partially by decreases of (i) $5.1 million due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 during the second quarter of 2022, (ii) $3.7 million due to credit-rating related interest rate changes and a lower outstanding balance on the 4.050% Senior Notes due 2030 and 3.100% Senior Notes due 2025, (iii) $3.1 million due to higher capitalized interest, (iv) $2.0 million due to the redemption of the total principal amount outstanding of the Floating-Rate Senior Notes due 2023 during the first quarter of 2023, and (v) $1.9 million due to credit-rating related interest rate changes on the 5.250% Senior Notes due 2050.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Other income (expense), net	$2,872	$1,215	136%	$4,087	$61	NM

Other income (expense), net increased by $1.7 million and $4.0 million for the three and six months ended June 30, 2023, respectively, primarily due to interest income earned resulting from higher interest rates and cash and cash equivalent balances throughout 2023.

Income Tax Expense (Benefit)

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds, percent-of-product, and keep-whole contracts, (ii) costs associated with the valuation of gas and NGLs imbalances, (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties, and (iv) costs associated with our offload commitments with third parties providing firm-processing capacity. The electricity-related expenses included in our Adjusted gross margin definition relate to pass-through expenses that are reimbursed by certain customers (recorded as revenue with an offset recorded as Operation and maintenance expense).

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

	Three Months Ended		Six Months Ended
thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$738,273	$733,982	$1,472,255	$1,634,716
Less:
Cost of product	44,746	51,459	96,205	221,404
Depreciation and amortization	143,492	144,626	288,118	273,618
Gross margin	550,035	537,897	1,087,932	1,139,694
Add:
Distributions from equity investments	54,075	51,975	106,050	121,811
Depreciation and amortization	143,492	144,626	288,118	273,618
Less:
Reimbursed electricity-related charges recorded as revenues	23,286	23,569	46,855	37,446
Adjusted gross margin attributable to noncontrolling interests (1)	16,914	15,774	32,688	37,256
Adjusted gross margin	$707,402	$695,155	$1,402,557	$1,460,421
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

	Three Months Ended		Six Months Ended
thousands except per-unit amounts	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Gross margin
Gross margin for natural-gas assets (1)	$409,634	$393,673	$803,307	$850,980
Gross margin for crude-oil and NGLs assets (1)	88,024	89,281	177,305	180,135
Gross margin for produced-water assets (1)	59,130	59,549	118,679	118,646
Per-Mcf Gross margin for natural-gas assets (2)	1.02	1.03	1.02	1.09
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.51	1.59	1.55	1.45
Per-Bbl Gross margin for produced-water assets (2)	0.68	0.68	0.68	0.80
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$489,476	$480,009	$969,485	$1,017,892
Adjusted gross margin for crude-oil and NGLs assets	147,036	145,577	292,613	303,933
Adjusted gross margin for produced-water assets	70,890	69,569	140,459	138,596
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.26	1.30	1.28	1.35
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.58	2.65	2.61	2.50
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.83	0.81	0.82	0.95
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$259,516	$208,341	$467,857	$632,841
Add:
Distributions from equity investments	54,075	51,975	106,050	121,811
Non-cash equity-based compensation expense	7,665	7,199	14,864	14,781
Interest expense	86,182	81,670	167,852	166,227
Income tax expense	659	1,416	2,075	3,296
Depreciation and amortization	143,492	144,626	288,118	273,618
Impairments	234	52,401	52,635	90
Other expense	199	200	399	181
Less:
Gain (loss) on divestiture and other, net	(70)	(2,118)	(2,188)	(780)
Gain (loss) on early extinguishment of debt	6,813	—	6,813	91
Equity income, net – related parties	42,324	39,021	81,345	98,071
Other income	2,872	1,215	4,087	106
Adjusted EBITDA attributable to noncontrolling interests (1)	11,737	11,015	22,752	27,989
Adjusted EBITDA	$488,346	$498,695	$987,041	$1,087,368
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$490,823	$302,424	$793,247	$743,439
Interest (income) expense, net	86,182	81,670	167,852	166,227
Accretion and amortization of long-term obligations, net	(2,403)	(1,692)	(4,095)	(3,586)
Current income tax expense (benefit)	728	492	1,220	1,376
Other (income) expense, net	(2,872)	(1,215)	(4,087)	(61)
Distributions from equity investments in excess of cumulative earnings – related parties	10,813	12,366	23,179	25,407
Changes in assets and liabilities:
Accounts receivable, net	(4,078)	4,037	(41)	279,830
Accounts and imbalance payables and accrued liabilities, net	(36,885)	136,460	99,575	(82,909)
Other items, net	(42,225)	(24,832)	(67,057)	(14,366)
Adjusted EBITDA attributable to noncontrolling interests (1)	(11,737)	(11,015)	(22,752)	(27,989)
Adjusted EBITDA	$488,346	$498,695	$987,041	$1,087,368
Cash flow information
Net cash provided by operating activities	$490,823	$302,424	$793,247	$743,439
Net cash used in investing activities	(151,490)	(179,178)	(330,668)	(170,947)
Net cash provided by (used in) financing activities	(238,025)	(297,257)	(535,282)	(677,057)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$490,823	$302,424	$793,247	$743,439
Less:
Capital expenditures	161,482	173,088	334,570	191,357
Contributions to equity investments – related parties	22	110	132	5,040
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	10,813	12,366	23,179	25,407
Free cash flow	$340,132	$141,592	$481,724	$572,449
Cash flow information
Net cash provided by operating activities	$490,823	$302,424	$793,247	$743,439
Net cash used in investing activities	(151,490)	(179,178)	(330,668)	(170,947)
Net cash provided by (used in) financing activities	(238,025)	(297,257)	(535,282)	(677,057)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $12.1 million for the three months ended June 30, 2023, due to (i) a $6.7 million decrease in cost of product and (ii) a $4.3 million increase in total revenues and other.
Gross margin decreased by $51.8 million for the six months ended June 30, 2023, due to (i) a $162.5 million decrease in total revenues and other and (ii) a $14.5 million increase in depreciation and amortization. These amounts were offset partially by a $125.2 million decrease in cost of product.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $51.2 million for the three months ended June 30, 2023, primarily due to (i) a $36.8 million decrease in total operating expenses, (ii) a $6.8 million increase in gain (loss) on early extinguishment of debt, and (iii) a $4.3 million increase in total revenues and other.
Net income (loss) decreased by $165.0 million for the six months ended June 30, 2023, primarily due to (i) a $162.5 million decrease in total revenues and other and (ii) a $16.7 million decrease in equity income, net – related parties. These amounts were offset partially by (i) a $6.7 million increase in gain (loss) on early extinguishment of debt and (ii) a $5.3 million decrease in total operating expenses.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2023	March 31, 2023	Inc/ (Dec)	June 30, 2023	June 30, 2022	Inc/ (Dec)
Adjusted gross margin	$707,402	$695,155	2%	$1,402,557	$1,460,421	(4)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.26	1.30	(3)%	1.28	1.35	(5)%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.58	2.65	(3)%	2.61	2.50	4%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.83	0.81	2%	0.82	0.95	(14)%
Adjusted EBITDA	488,346	498,695	(2)%	987,041	1,087,368	(9)%
Free cash flow	340,132	141,592	140%	481,724	572,449	(16)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin increased by $12.2 million for the three months ended June 30, 2023, primarily due to (i) increased throughput at the Chipeta, DJ Basin, and Granger complexes, and (ii) an increase in distributions from Saddlehorn.
Adjusted gross margin decreased by $57.9 million for the six months ended June 30, 2023, primarily due to (i) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022, (ii) decreased deficiency fees and throughput at the Chipeta complex, (iii) decreased throughput at the DJ Basin complex, DJ Basin oil system, and Granger complex, and (iv) a decrease in distributions from Ranch Westex, which was acquired in the third quarter of 2022 and is included in the West Texas complex subsequent to the acquisition. These decreases were partially offset by increased throughput at the West Texas complex.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.04 for the three months ended June 30, 2023, primarily due to higher throughput across several assets that have lower-than average per-Mcf margins as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.07 for the six months ended June 30, 2023, primarily due to contract mix and lower commodity prices, partially offset by increased throughput at the West Texas complex.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.07 for the three months ended June 30, 2023, primarily due to decreases in demand-fee revenue and throughput at the DJ Basin oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.11 for the six months ended June 30, 2023, primarily due to (i) decreases in throughput and distributions from Cactus II, which was sold in the fourth quarter of 2022, and had lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) increases in distributions from FRP and TEP.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.02 for the three months ended June 30, 2023, primarily due to increased throughput on certain fee-based contracts.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.13 for the six months ended June 30, 2023, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and lower deficiency fee revenues.

Adjusted EBITDA. Adjusted EBITDA decreased by $10.3 million for the three months ended June 30, 2023, primarily due to (i) an $11.7 million increase in property and other taxes and (ii) a $9.2 million increase in operation and maintenance expenses. These amounts were offset partially by (i) a $6.7 million decrease in cost of product (net of lower of cost or market inventory adjustments), (ii) a $4.3 million increase in total revenues and other, and (iii) a $2.1 million increase in distributions from equity investments.
Adjusted EBITDA decreased by $100.3 million for the six months ended June 30, 2023, primarily due to (i) a $162.5 million decrease in total revenues and other, (ii) a $60.5 million increase in operation and maintenance expenses, (iii) a $15.8 million decrease in distributions from equity investments, and (iv) an $8.0 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by (i) a $125.5 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $15.7 million decrease in property and other taxes.

Free cash flow. Free cash flow increased by $198.5 million for the three months ended June 30, 2023, primarily due to (i) a $188.4 million increase in net cash provided by operating activities and (ii) an $11.6 million decrease in capital expenditures.
Free cash flow decreased by $90.7 million for the six months ended June 30, 2023, primarily due to a $143.2 million increase in capital expenditures, offset partially by (i) a $49.8 million increase in net cash provided by operating activities and (ii) a $4.9 million decrease in contributions to equity investments.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity as of June 30, 2023, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the second quarter of 2023 of $0.5625 per unit, a 12.5% increase from the prior quarter, or $221.4 million in the aggregate. The cash distribution is payable on August 14, 2023, to our unitholders of record at the close of business on July 31, 2023.
To facilitate the distribution of available cash, during 2022 we adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of our business and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of our total principal debt outstanding less total cash on hand as of the end of such period, as compared to our trailing-twelve-months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to our 2022 performance, which was paid in conjunction with our regular first-quarter 2023 distribution on May 15, 2023.

In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the six months ended June 30, 2023, we repurchased 287,322 common units for an aggregate purchase price of $7.1 million. The units were canceled immediately upon receipt. As of June 30, 2023, we had an authorized amount of $755.3 million remaining under the program.
For the year ended December 31, 2023, capital expenditures are expected to range between $700.0 million to $800.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta), representing a $125.0 million increase to the midpoint of our previously announced guidance in February 2023. Total-year capital expenditures guidance includes capital expenditures attributable to (i) a portion of Mentone Train III, (ii) a portion of the North Loving plant, a new 250 MMcf/d cryogenic processing plant in the North Loving area of our West Texas complex that was sanctioned in May 2023, and (iii) additional expansion capital needed to support new commercial activity.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2023, we had a $175.7 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of June 30, 2023, there was $2.0 billion available for borrowing under the RCF. See Note 8—Selected Components of Working Capital and Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2023	2022
Capital expenditures (1)	$334,570	$191,357
Capital incurred (1)	368,683	207,996
_________________________________________________________________________________________
(1)For the six months ended June 30, 2023 and 2022, included $5.1 million and $2.0 million, respectively, of capitalized interest.

Capital expenditures increased by $143.2 million for the six months ended June 30, 2023, primarily due to increases of (i) $66.5 million at the West Texas complex, primarily attributable to facility expansion, including ongoing construction of Mentone Train III, and pipeline projects, (ii) $54.3 million at the DBM water systems due to construction of additional water-disposal wells and facilities and pipeline projects, and (iii) $17.1 million at the DBM oil system, primarily related to an increase in pipeline, oil treating, and oil pumping projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2023	2022
Net cash provided by (used in):
Operating activities	$793,247	$743,439
Investing activities	(330,668)	(170,947)
Financing activities	(535,282)	(677,057)
Net increase (decrease) in cash and cash equivalents	$(72,703)	$(104,565)

Operating activities. Net cash provided by operating activities increased for the six months ended June 30, 2023, primarily due to the impact of changes in assets and liabilities. This increase was partially offset by (i) lower cash operating income, (ii) lower distributions from equity investments, and (iii) higher interest expense. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2023, primarily included the following:
•$334.6 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex;

•$19.1 million of increases to materials and supplies inventory; and

•$23.2 million of distributions received from equity investments in excess of cumulative earnings.

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

Financing activities. Net cash used in financing activities for the six months ended June 30, 2023, primarily included the following:
•$595.0 million of repayments of outstanding borrowings under the RCF;

•$548.2 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$213.1 million to redeem the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value;

•$110.2 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases;

•$7.1 million of unit repurchases;

•$740.9 million of net proceeds from the 6.150% Senior Notes due 2033 issued in April 2023, which were used to repay borrowings under the RCF and for general partnership purposes; and

•$220.0 million of borrowings under the RCF, which were used for general partnership purposes.

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

Debt and credit facilities. As of June 30, 2023, the carrying value of outstanding debt was $6.8 billion, we have no borrowings due within the next year, and have $2.0 billion of available borrowing capacity under WES Operating’s $2.0 billion RCF.
During the second quarter of 2023, WES Operating (i) completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033, (ii) entered into an amendment to our RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion through the maturity date, and (iii) purchased and retired $117.6 million of certain of its senior notes via open-market repurchases.
In May 2023, Fitch Ratings upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” WES Operating’s senior unsecured debt ratings is now investment grade at Standard and Poor’s, Moody’s Investors Services, and Fitch Ratings. As a result of the upgrade, annualized borrowing costs will decrease by $6.9 million on WES Operating’s senior notes that are subject to effective interest-rate adjustments from a change in credit rating.
Subsequent to June 30, 2023, WES Operating purchased and retired $159.1 million of certain of its senior notes via open-market repurchases.
For additional information on our senior notes and the RCF, see Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Offload commitments. We have entered into offload agreements with third parties providing firm-processing capacity through 2025. As of June 30, 2023, we have future minimum payments under offload agreements totaling $9.2 million for the remainder of 2023 and a total of $11.7 million in years thereafter.

Pipeline commitments. We have entered into transportation contracts with volume commitments on multiple pipelines through 2033. As of June 30, 2023, we have estimated future minimum-volume-commitment fees totaling $3.1 million for the remainder of 2023, and a total of $51.7 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income (loss) attributable to WES	$252,921	$203,645	$456,566	$615,034
Limited partner interest in WES Operating not held by WES (1)	5,185	4,161	9,346	12,584
General and administrative expenses (2)	1,186	232	1,418	1,362
Other income (expense), net	(129)	(25)	(154)	(7)
Net income (loss) attributable to WES Operating	$259,163	$208,013	$467,176	$628,973
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2023	2022
WES net cash provided by operating activities	$793,247	$743,439
General and administrative expenses (1)	1,418	1,362
Non-cash equity-based compensation expense	(287)	(276)
Changes in working capital	(14,327)	(7,835)
Other income (expense), net	(154)	(7)
WES Operating net cash provided by operating activities	$779,897	$736,683

WES net cash provided by (used in) financing activities	$(535,282)	$(677,057)
Distributions to WES unitholders (2)	533,556	340,946
Distributions to WES from WES Operating (3)	(545,277)	(431,653)
Increase (decrease) in outstanding checks	—	104
Unit repurchases	7,102	79,217
Other	13,415	7,007
WES Operating net cash provided by (used in) financing activities	$(526,486)	$(681,436)
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
For the six months ended June 30, 2023, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range seven times for the federal funds rate in 2022 and increased its target range three times during the six months ended June 30, 2023. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of June 30, 2023, WES Operating had no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at June 30, 2023, it would impact the fair value of the senior notes.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting. On April 1, 2023, WES and WES Operating implemented a new Enterprise Resource Planning (“ERP”) system. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new environment associated with the implementation of this type of system. While WES and WES Operating believe that this system will strengthen the internal control system, there are inherent risks in implementing any new system and WES and WES Operating will continue to evaluate these control changes as part of their assessments of internal control over financial reporting. Other than the ERP implementation, there have been no changes in WES or WES Operating’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, WES or WES Operating’s internal control over financial reporting during the most recent fiscal quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2020, the U.S. Department of Justice, on behalf of the U.S. Environmental Protection Agency (the “EPA”), and the State of Colorado, on behalf of the Colorado Department of Public Health and the Environment (the “CDPHE”) commenced an enforcement action in the United States District Court for the District of Colorado against Kerr-McGee Gathering LLC (“KMG”), a wholly owned subsidiary of WES, for alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act and the Colorado Air Pollution Prevention and Control Act at its Fort Lupton, Platte Valley, and Lancaster facilities in the DJ Basin complex. We reached an agreement to resolve these allegations with the EPA and the CDPHE pursuant to a consent decree that became effective on June 15, 2023. While such resolution includes an injunctive relief component and payment of a civil penalty, which exceeds the disclosure threshold amount required by Item 103 of Regulation S-K, the resolution of these claims did not have a material impact on WES’s results of operations, cash flows, or financial condition.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the second quarter of 2023:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2023	—	$—	—	$755,348,136
May 1-31, 2023	1,634	24.99	1,634	755,307,310
June 1-30, 2023	—	—	—	755,307,310
Total	1,634	24.99	1,634
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5.  Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended June 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

†	10.	1	Second Amendment to Gas Gathering Agreement by and between Delaware Basin Midstream LLC and Anadarko E&P Onshore LLC, effective as of the May 1, 2023.
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

August 8, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 8, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 8, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 8, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)