Form 10-Q
period 2023-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2023-11-01
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of October 26, 2023:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	379,516,369
Western Midstream Operating, LP	None	None	None	None
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

Marcellus Interest	The 33.75% interest in the Larry’s Creek, Seely, and Warrensville gas-gathering systems and related facilities located in northern Pennsylvania.
Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Meritage	Meritage Midstream Services II, LLC, which was acquired by the Partnership on October 13, 2023.
MGR	Mountain Gas Resources, LLC, includes the Red Desert complex and the Granger straddle plant.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
Mont Belvieu JV	Enterprise EF78 LLC, in which we own a 25% interest.
Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Panola	Panola Pipeline Company, LLC, in which we own a 15% interest.
Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
Ranch Westex	Ranch Westex JV LLC, in which we owned a 50% interest through August 2022, and a 100% interest thereafter.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Related parties
Occidental, the Partnership’s equity interests (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), and the Partnership and WES Operating for transactions that eliminate upon consolidation.

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.

Defined Term	Definition
Saddlehorn	Saddlehorn Pipeline Company, LLC, in which we own a 20% interest.
SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEFR Interests	The interests in TEP, TEG, and FRP.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The DBM complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC	Whitethorn Pipeline Company LLC, in which we own a 20% interest.
Whitethorn	A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
$1.25 billion Purchase Program	The $1.25 billion buyback program ending December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$695,547	$666,555	$2,004,920	$1,954,105
Service revenues – product based	48,446	91,356	142,212	202,721
Product sales	31,652	79,430	100,336	314,755
Other	368	227	800	703
Total revenues and other (1)	776,013	837,568	2,248,268	2,472,284
Equity income, net – related parties	35,494	41,317	116,839	139,388
Operating expenses
Cost of product	27,590	106,833	123,795	328,237
Operation and maintenance	204,434	190,514	562,104	487,643
General and administrative	55,050	48,185	159,572	144,635
Property and other taxes	14,583	19,390	39,961	60,494
Depreciation and amortization	147,363	156,837	435,481	430,455
Long-lived asset and other impairments (2)	245	4	52,880	94
Total operating expenses (3)	449,265	521,763	1,373,793	1,451,558
Gain (loss) on divestiture and other, net	(1,480)	(104)	(3,668)	(884)
Operating income (loss)	360,762	357,018	987,646	1,159,230
Interest expense	(82,754)	(83,106)	(250,606)	(249,333)
Gain (loss) on early extinguishment of debt	8,565	—	15,378	91
Other income (expense), net	(1,270)	56	2,817	117
Income (loss) before income taxes	285,303	273,968	755,235	910,105
Income tax expense (benefit)	905	387	2,980	3,683
Net income (loss)	284,398	273,581	752,255	906,422
Net income (loss) attributable to noncontrolling interests	7,102	7,836	18,393	25,643
Net income (loss) attributable to Western Midstream Partners, LP	$277,296	$265,745	$733,862	$880,779
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$277,296	$265,745	$733,862	$880,779
General partner interest in net (income) loss	(6,453)	(6,244)	(16,960)	(19,794)
Limited partners’ interest in net income (loss) (4)	270,843	259,501	716,902	860,985
Net income (loss) per common unit – basic (4)	$0.71	$0.67	$1.87	$2.16
Net income (loss) per common unit – diluted (4)	$0.70	$0.66	$1.86	$2.15
Weighted-average common units outstanding – basic (4)	383,561	388,906	384,211	398,343
Weighted-average common units outstanding – diluted (4)	384,772	390,318	385,344	399,545
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $463.6 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, and $476.5 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(35.8) million and $(53.0) million for the three and nine months ended September 30, 2023, respectively, and $(4.5) million and $(33.3) million for the three and nine months ended September 30, 2022, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$489,494	$286,656
Accounts receivable, net	614,836	554,263
Other current assets	31,476	59,506
Total current assets	1,135,806	900,425
Property, plant, and equipment
Cost	13,809,080	13,365,593
Less accumulated depreciation	5,144,678	4,823,993
Net property, plant, and equipment	8,664,402	8,541,600
Goodwill	4,783	4,783
Other intangible assets	689,324	713,075
Equity investments	915,076	944,696
Other assets (1)	217,163	167,049
Total assets (2)	$11,626,554	$11,271,628
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$393,358	$360,562
Short-term debt	2,268	215,780
Accrued ad valorem taxes	50,291	72,875
Accrued liabilities	189,983	254,640
Total current liabilities	635,900	903,857
Long-term liabilities
Long-term debt	7,260,051	6,569,582
Deferred income taxes	15,378	14,424
Asset retirement obligations	307,945	290,021
Other liabilities	452,188	385,629
Total long-term liabilities	8,035,562	7,259,656
Total liabilities (3)	8,671,462	8,163,513
Equity and partners’ capital
Common units (379,516,369 and 384,070,984 units issued and outstanding at September 30, 2023, and December 31, 2022, respectively)	2,821,958	2,969,604
General partner units (9,060,641 units issued and outstanding at September 30, 2023, and December 31, 2022)	1,678	2,105
Total partners’ capital	2,823,636	2,971,709
Noncontrolling interests	131,456	136,406
Total equity and partners’ capital	2,955,092	3,108,115
Total liabilities, equity, and partners’ capital	$11,626,554	$11,271,628
________________________________________________________________________________________
(1)Other assets includes $6.5 million of NGLs line-fill inventory as of September 30, 2023, and December 31, 2022. Other assets also includes $92.4 million and $60.4 million of materials and supplies inventory as of September 30, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of September 30, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $340.9 million and $313.9 million as of September 30, 2023, and December 31, 2022, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $360.8 million and $312.3 million as of September 30, 2023, and December 31, 2022, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	198,959	4,686	4,696	208,341
Distributions to Chipeta noncontrolling interest owner	—	—	(2,240)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,271)	(4,271)
Distributions to Partnership unitholders	(192,039)	(4,530)	—	(196,569)
Unit repurchases (1)	(7,061)	—	—	(7,061)
Equity-based compensation expense	7,199	—	—	7,199
Other	(11,950)	—	—	(11,950)
Balance at March 31, 2023	$2,964,712	$2,261	$134,591	$3,101,564
Net income (loss)	247,100	5,821	6,595	259,516
Distributions to Chipeta noncontrolling interest owner	—	—	(1,230)	(1,230)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,860)	(6,860)
Distributions to Partnership unitholders	(329,227)	(7,760)	—	(336,987)
Unit repurchases (1)	(41)	—	—	(41)
Equity-based compensation expense	7,665	—	—	7,665
Other	(1,464)	—	—	(1,464)
Balance at June 30, 2023	$2,888,745	$322	$133,096	$3,022,163
Net income (loss)	270,843	6,453	7,102	284,398
Distributions to Chipeta noncontrolling interest owner	—	—	(1,613)	(1,613)
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,129)	(7,129)
Distributions to Partnership unitholders	(216,345)	(5,097)	—	(221,442)
Unit repurchases (1)	(127,500)	—	—	(127,500)
Equity-based compensation expense	7,171	—	—	7,171
Other	(956)	—	—	(956)
Balance at September 30, 2023	$2,821,958	$1,678	$131,456	$2,955,092
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
_________________________________________________________________________________________
(1)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$752,255	$906,422
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	435,481	430,455
Long-lived asset and other impairments	52,880	94
Non-cash equity-based compensation expense	22,035	21,245
Deferred income taxes	954	1,757
Accretion and amortization of long-term obligations, net	5,977	5,359
Equity income, net – related parties	(116,839)	(139,388)
Distributions from equity-investment earnings – related parties	115,897	139,710
(Gain) loss on divestiture and other, net	3,668	884
(Gain) loss on early extinguishment of debt	(15,378)	(91)
Other	371	299
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(60,573)	(212,955)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(87,040)	65,069
Change in other items, net	78,346	(6,653)
Net cash provided by operating activities	1,188,034	1,212,207
Cash flows from investing activities
Capital expenditures	(536,427)	(341,505)
Acquisitions from third parties	—	(41,018)
Contributions to equity investments – related parties	(1,153)	(8,899)
Distributions from equity investments in excess of cumulative earnings – related parties	31,715	41,058
Proceeds from the sale of assets to third parties	(60)	1,111
(Increase) decrease in materials and supplies inventory and other	(32,659)	(6,999)
Net cash used in investing activities	(538,584)	(356,252)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,801,011	1,389,010
Repayments of debt	(1,317,928)	(1,268,548)
Increase (decrease) in outstanding checks	(241)	1,459
Distributions to Partnership unitholders (1)	(754,998)	(538,690)
Distributions to Chipeta noncontrolling interest owner	(5,083)	(5,020)
Distributions to noncontrolling interest owner of WES Operating	(18,260)	(20,177)
Net contributions from (distributions to) related parties	—	1,161
Unit repurchases (1)	(134,602)	(447,075)
Other	(16,511)	(10,981)
Net cash provided by (used in) financing activities	(446,612)	(898,861)
Net increase (decrease) in cash and cash equivalents	202,838	(42,906)
Cash and cash equivalents at beginning of period	286,656	201,999
Cash and cash equivalents at end of period	$489,494	$159,093
Supplemental disclosures
Interest paid, net of capitalized interest	$278,283	$314,192
Income taxes paid (reimbursements received)	1,271	905
Accrued capital expenditures	112,150	71,955
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$695,547	$666,555	$2,004,920	$1,954,105
Service revenues – product based	48,446	91,356	142,212	202,721
Product sales	31,652	79,430	100,336	314,755
Other	368	227	800	703
Total revenues and other (1)	776,013	837,568	2,248,268	2,472,284
Equity income, net – related parties	35,494	41,317	116,839	139,388
Operating expenses
Cost of product	27,590	106,833	123,795	328,237
Operation and maintenance	204,434	190,514	562,104	487,643
General and administrative	54,541	47,783	157,645	142,871
Property and other taxes	14,583	19,390	39,961	60,494
Depreciation and amortization	147,363	156,837	435,481	430,455
Long-lived asset and other impairments (2)	245	4	52,880	94
Total operating expenses (3)	448,756	521,361	1,371,866	1,449,794
Gain (loss) on divestiture and other, net	(1,480)	(104)	(3,668)	(884)
Operating income (loss)	361,271	357,420	989,573	1,160,994
Interest expense	(82,754)	(83,106)	(250,606)	(249,333)
Gain (loss) on early extinguishment of debt	8,565	—	15,378	91
Other income (expense), net	(1,330)	45	2,603	99
Income (loss) before income taxes	285,752	274,359	756,948	911,851
Income tax expense (benefit)	905	387	2,980	3,683
Net income (loss)	284,847	273,972	753,968	908,168
Net income (loss) attributable to noncontrolling interest	1,432	2,404	3,377	7,627
Net income (loss) attributable to Western Midstream Operating, LP	$283,415	$271,568	$750,591	$900,541
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $463.6 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, and $476.5 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(35.1) million and $(50.5) million for the three and nine months ended September 30, 2023, respectively, and $(3.7) million and $(30.9) million for the three and nine months ended September 30, 2022, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$484,453	$286,101
Accounts receivable, net	614,816	554,263
Other current assets	30,808	57,291
Total current assets	1,130,077	897,655
Property, plant, and equipment
Cost	13,809,080	13,365,593
Less accumulated depreciation	5,144,678	4,823,993
Net property, plant, and equipment	8,664,402	8,541,600
Goodwill	4,783	4,783
Other intangible assets	689,324	713,075
Equity investments	915,076	944,696
Other assets (1)	215,476	166,450
Total assets (2)	$11,619,138	$11,268,259
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$409,156	$404,468
Short-term debt	2,268	215,780
Accrued ad valorem taxes	50,291	72,875
Accrued liabilities	145,729	197,289
Total current liabilities	607,444	890,412
Long-term liabilities
Long-term debt	7,260,051	6,569,582
Deferred income taxes	15,378	14,424
Asset retirement obligations	307,945	290,021
Other liabilities	450,497	383,713
Total long-term liabilities	8,033,871	7,257,740
Total liabilities (3)	8,641,315	8,148,152
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2023, and December 31, 2022)	2,951,434	3,092,012
Total partners’ capital	2,951,434	3,092,012
Noncontrolling interest	26,389	28,095
Total equity and partners’ capital	2,977,823	3,120,107
Total liabilities, equity, and partners’ capital	$11,619,138	$11,268,259
_________________________________________________________________________________________
(1)Other assets includes $6.5 million of NGLs line-fill inventory as of September 30, 2023, and December 31, 2022. Other assets also includes $92.4 million and $60.4 million of materials and supplies inventory as of September 30, 2023, and December 31, 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of September 30, 2023, and December 31, 2022, which includes related-party Accounts receivable, net of $340.9 million and $313.9 million as of September 30, 2023, and December 31, 2022, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $376.4 million and $356.0 million as of September 30, 2023, and December 31, 2022, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960
Net income (loss)	259,163	1,410	260,573
Distributions to Chipeta noncontrolling interest owner	—	(1,230)	(1,230)
Distributions to WES Operating unitholders	(342,895)	—	(342,895)
Contributions of equity-based compensation from WES	7,519	—	7,519
Balance at June 30, 2023	$3,017,357	$26,570	$3,043,927
Net income (loss)	283,415	1,432	284,847
Distributions to Chipeta noncontrolling interest owner	—	(1,613)	(1,613)
Distributions to WES Operating unitholders	(356,362)	—	(356,362)
Contributions of equity-based compensation from WES	7,024	—	7,024
Balance at September 30, 2023	$2,951,434	$26,389	$2,977,823

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
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2023	2022
Cash flows from operating activities
Net income (loss)	$753,968	$908,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	435,481	430,455
Long-lived asset and other impairments	52,880	94
Non-cash equity-based compensation expense	21,601	20,822
Deferred income taxes	954	1,757
Accretion and amortization of long-term obligations, net	5,977	5,359
Equity income, net – related parties	(116,839)	(139,388)
Distributions from equity-investment earnings – related parties	115,897	139,710
(Gain) loss on divestiture and other, net	3,668	884
(Gain) loss on early extinguishment of debt	(15,378)	(91)
Other	371	299
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(60,553)	(212,955)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(102,048)	55,981
Change in other items, net	78,111	(6,666)
Net cash provided by operating activities	1,174,090	1,204,429
Cash flows from investing activities
Capital expenditures	(536,427)	(341,505)
Acquisitions from third parties	—	(41,018)
Contributions to equity investments – related parties	(1,153)	(8,899)
Distributions from equity investments in excess of cumulative earnings – related parties	31,715	41,058
Proceeds from the sale of assets to third parties	(60)	1,111
(Increase) decrease in materials and supplies inventory and other	(32,659)	(6,999)
Net cash used in investing activities	(538,584)	(356,252)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,801,011	1,389,010
Repayments of debt	(1,317,928)	(1,268,548)
Increase (decrease) in outstanding checks	(244)	1,562
Distributions to WES Operating unitholders (1)	(912,770)	(1,008,572)
Distributions to Chipeta noncontrolling interest owner	(5,083)	(5,020)
Net contributions from (distributions to) related parties	—	1,161
Other	(2,140)	(3,039)
Net cash provided by (used in) financing activities	(437,154)	(893,446)
Net increase (decrease) in cash and cash equivalents	198,352	(45,269)
Cash and cash equivalents at beginning of period	286,101	195,598
Cash and cash equivalents at end of period	$484,453	$150,329
Supplemental disclosures
Interest paid, net of capitalized interest	$278,283	$314,192
Income taxes paid (reimbursements received)	1,271	905
Accrued capital expenditures	112,150	71,955
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of September 30, 2023, the Partnership’s assets and investments consisted of the following:

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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned (see Note 7):

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of September 30, 2023 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the nine months ended September 30, 2023, the Partnership issued 832,707 common units under its long-term incentive plans. Compensation expense was $7.2 million and $22.0 million for the three and nine months ended September 30, 2023, respectively, and $6.4 million and $19.0 million for the three and nine months ended September 30, 2022, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Revenue from customers
Service revenues – fee based	$695,547	$666,555	$2,004,920	$1,954,105
Service revenues – product based	48,446	91,356	142,212	202,721
Product sales	31,652	79,430	100,336	314,755
Total revenue from customers	775,645	837,341	2,247,468	2,471,581
Revenue from other than customers
Other	368	227	800	703
Total revenues and other	$776,013	$837,568	$2,248,268	$2,472,284

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $610.1 million and $545.0 million as of September 30, 2023, and December 31, 2022, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2022	$22,561
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(4,089)
Additional estimated revenues recognized (2)	6,477
Contract assets balance at September 30, 2023	$24,949

Contract assets at September 30, 2023
Other current assets	$7,850
Other assets	17,099
Total contract assets from contracts with customers	$24,949
_________________________________________________________________________________________
(1)Includes $(1.4) million for the three months ended September 30, 2023.
(2)Includes $(0.9) million for the three months ended September 30, 2023.

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

thousands
Contract liabilities balance at December 31, 2022	$369,285
Cash received or receivable, excluding revenues recognized during the period (1)	59,649
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(16,859)
Contract liabilities balance at September 30, 2023	$412,075

Contract liabilities at September 30, 2023
Accrued liabilities	$14,888
Other liabilities	397,187
Total contract liabilities from contracts with customers	$412,075
_________________________________________________________________________________________
(1)Includes $18.4 million for the three months ended September 30, 2023.
(2)Includes $(3.0) million for the three months ended September 30, 2023.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2023	$275,996
2024	1,147,263
2025	1,098,627
2026	993,997
2027	904,146
Thereafter	2,455,565
Total	$6,875,594

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

See also Note 12 for information related to the acquisition of Meritage Midstream Services II, LLC (“Meritage”) that closed on October 13, 2023.

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2022
March 31	$0.500	$206,197	May 13, 2022	May 2, 2022
June 30	0.500	197,744	August 12, 2022	August 1, 2022
September 30	0.500	197,065	November 14, 2022	October 31, 2022
December 31	0.500	196,569	February 13, 2023	February 1, 2023
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.5750	223,432	November 13, 2023	November 1, 2023
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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

In addition to the distributions above, during the nine months ended September 30, 2023 and 2022, WES Operating made distributions of $130.1 million and $441.3 million, respectively, to the Partnership and WGRAH. The Partnership used its portion of the distributions to repurchase common units. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2023, Occidental held 185,181,578 common units, representing a 47.7% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 194,334,791 common units, representing a 50.0% limited partner interest in the Partnership.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2023, the Partnership repurchased 5,387,322 common units, which includes 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. During the nine months ended September 30, 2022, the Partnership repurchased 17,982,357 common units, which includes 10,000,000 common units repurchased from Occidental, on the open market for an aggregate purchase price of $447.1 million. The units were canceled immediately upon receipt. As of September 30, 2023, the Partnership had an authorized amount of $627.8 million remaining under the program.

Holdings of WES Operating equity. As of September 30, 2023, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2023	2022	2023	2022
Net income (loss)
Limited partners’ interest in net income (loss)	$270,843	$259,501	$716,902	$860,985
Weighted-average common units outstanding
Basic	383,561	388,906	384,211	398,343
Dilutive effect of non-vested phantom units	1,211	1,412	1,133	1,202
Diluted	384,772	390,318	385,344	399,545
Excluded due to anti-dilutive effect	143	108	123	597
Net income (loss) per common unit
Basic	$0.71	$0.67	$1.87	$2.16
Diluted	$0.70	$0.66	$1.86	$2.15

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Revenues and other
Service revenues – fee based	$454,039	$431,944	$1,300,870	$1,275,474
Service revenues – product based	(234)	24,246	14,524	48,297
Product sales	9,818	20,323	38,597	38,232
Total revenues and other	463,623	476,513	1,353,991	1,362,003
Equity income, net – related parties (1)	35,494	41,317	116,839	139,388
Operating expenses
Cost of product (2)	(37,083)	(7,771)	(56,214)	(39,462)
Operation and maintenance	843	3,231	2,493	3,874
General and administrative (3)	414	81	698	2,289
Total operating expenses	(35,826)	(4,459)	(53,023)	(33,299)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Balances for the three and nine months ended September 30, 2022, include equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital.

Consolidated balance sheets
thousands	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$340,927	$313,937
Other current assets	461	1,578
Equity investments (1)	915,076	944,696
Other assets	37,880	29,058
Total assets	1,294,344	1,289,269
Liabilities
Accounts and imbalance payables	34,307	32,150
Accrued liabilities	2,974	11,756
Other liabilities (2)	323,562	268,399
Total liabilities	360,843	312,305
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2023	2022
Distributions from equity-investment earnings – related parties	$115,897	$139,710
Contributions to equity investments – related parties	(1,153)	(8,899)
Distributions from equity investments in excess of cumulative earnings – related parties	31,715	41,058
Distributions to Partnership unitholders (1)	(382,438)	(272,797)
Distributions to WES Operating unitholders (2)	(18,260)	(20,177)
Net contributions from (distributions to) related parties	—	1,161
Unit repurchases from Occidental (3)	(127,500)	(252,500)
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
(3)Represents common units repurchased from Occidental (see Note 5).

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
General and administrative (1)	$1,137	$795	$3,271	$4,662
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating. Balances for the three and nine months ended September 30, 2022, include equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital.

Consolidated balance sheets
thousands	September 30, 2023	December 31, 2022
Other current assets	$408	$1,487
Other assets	36,193	28,459
Accounts and imbalance payables (1)	50,204	76,131
Accrued liabilities	2,657	11,439
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Nine Months Ended September 30,
thousands	2023	2022
Distributions to WES Operating unitholders (1)	$(912,770)	$(1,008,572)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 34% for both the three and nine months ended September 30, 2023, and 35% and 36% for the three and nine months ended September 30, 2022, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 87% for both the three and nine months ended September 30, 2023, and 88% for both the three and nine months ended September 30, 2022. Produced-water throughput attributable to production owned or controlled by Occidental was 77% and 78% for the three and nine months ended September 30, 2023, respectively, and 75% and 80% for the three and nine months ended September 30, 2022, respectively.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the nine months ended September 30, 2023:

thousands	Balance at December 31, 2022	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at September 30, 2023
White Cliffs	$16,095	$1,495	$—	$(1,120)	$(2,387)	$14,083
Rendezvous	16,114	(1,976)	—	(469)	(1,598)	12,071
Mont Belvieu JV	91,310	16,549	—	(16,577)	(3,103)	88,179
TEG	15,856	3,183	700	(3,200)	(976)	15,563
TEP	184,687	28,579	—	(28,767)	(9,239)	175,260
FRP	192,716	34,785	—	(34,916)	(4,447)	188,138
Whitethorn LLC	146,595	(3,295)	132	3,579	(1,083)	145,928
Saddlehorn	104,191	17,597	—	(17,253)	(2,722)	101,813
Panola	19,311	1,844	—	(1,974)	(169)	19,012
Mi Vida	48,862	7,212	—	(4,334)	(4,357)	47,383
Red Bluff Express	108,959	10,866	321	(10,866)	(1,634)	107,646
Total	$944,696	$116,839	$1,153	$(115,897)	$(31,715)	$915,076
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2023	December 31, 2022
Land	N/A	$11,383	$10,982
Gathering systems – pipelines	30 years	5,447,406	5,519,592
Gathering systems – compressors	15 years	2,369,219	2,266,410
Processing complexes and treating facilities	25 years	3,452,289	3,419,201
Transportation pipeline and equipment	3 to 48 years	192,289	174,241
Produced-water disposal systems	20 years	1,063,184	932,627
Assets under construction	N/A	443,272	263,353
Other	3 to 40 years	830,038	779,187
Total property, plant, and equipment		13,809,080	13,365,593
Less accumulated depreciation		5,144,678	4,823,993
Net property, plant, and equipment		$8,664,402	$8,541,600

“Assets under construction” represents property that is not yet placed into productive service as of the respective balance sheet date and is excluded from capitalized costs being depreciated.

Long-lived asset impairments. During the nine months ended September 30, 2023, the Partnership recognized a long-lived asset impairment of $52.1 million for assets located in the Rockies due to a reduction in estimated future cash flows resulting from a contract termination notice received in the first quarter of 2023. This asset was impaired to its estimated fair value of $22.8 million. The fair value was measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Trade receivables, net	$614,493	$548,859	$614,493	$548,859
Other receivables, net	343	5,404	323	5,404
Total accounts receivable, net	$614,836	$554,263	$614,816	$554,263

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
NGLs inventory	$3,019	$3,797	$3,019	$3,797
Imbalance receivables	3,659	32,658	3,659	32,658
Prepaid insurance	2,453	13,262	1,840	11,139
Contract assets	7,850	3,381	7,850	3,381
Other	14,495	6,408	14,440	6,316
Total other current assets	$31,476	$59,506	$30,808	$57,291

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Accrued interest expense	$78,154	$110,486	$78,154	$110,486
Short-term asset retirement obligations	3,453	10,493	3,453	10,493
Short-term remediation and reclamation obligations	6,061	5,383	6,061	5,383
Income taxes payable	4,453	2,428	4,453	2,428
Contract liabilities	14,888	20,903	14,888	20,903
Accrued payroll and benefits	42,595	44,855	—	—
Other	40,379	60,092	38,720	47,596
Total accrued liabilities	$189,983	$254,640	$145,729	$197,289

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2023			December 31, 2022
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$213,121	$214,823
Finance lease liabilities	2,268	2,268	2,268	2,659	2,659	2,659
Total short-term debt	$2,268	$2,268	$2,268	$215,797	$215,780	$217,482

Long-term debt
3.100% Senior Notes due 2025	$666,481	$664,844	$638,729	$730,706	$727,953	$692,491
3.950% Senior Notes due 2025	349,163	347,730	335,675	399,163	396,825	379,107
4.650% Senior Notes due 2026	467,204	465,566	448,890	474,242	472,161	452,201
4.500% Senior Notes due 2028	357,094	354,533	332,283	400,000	396,698	368,346
4.750% Senior Notes due 2028	382,888	380,644	358,230	400,000	397,340	368,141
6.350% Senior Notes due 2029	600,000	593,081	601,962	—	—	—
4.050% Senior Notes due 2030	1,104,593	1,097,358	964,553	1,200,000	1,191,345	1,053,038
6.150% Senior Notes due 2033	750,000	740,947	724,425	—	—	—
5.450% Senior Notes due 2044	600,000	593,992	484,524	600,000	593,878	503,742
5.300% Senior Notes due 2048	700,000	687,674	548,429	700,000	687,494	580,570
5.500% Senior Notes due 2048	350,000	342,880	278,674	350,000	342,783	291,194
5.250% Senior Notes due 2050	1,000,000	984,136	775,000	1,000,000	983,945	829,804
RCF	—	—	—	375,000	375,000	375,000
Finance lease liabilities	6,666	6,666	6,666	4,160	4,160	4,160
Total long-term debt	$7,334,089	$7,260,051	$6,498,040	$6,633,271	$6,569,582	$5,897,794
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2023:

thousands	Carrying Value
Balance at December 31, 2022	$6,785,362
RCF borrowings	470,000
Repayments of RCF borrowings	(845,000)
Issuance of 6.350% Senior Notes due 2029	600,000
Issuance of 6.150% Senior Notes due 2033	750,000
Repayment of Floating-Rate Senior Notes due 2023	(213,138)
Repayment of 3.100% Senior Notes due 2025	(64,225)
Repayment of 3.950% Senior Notes due 2025	(50,000)
Repayment of 4.650% Senior Notes due 2026	(7,038)
Repayment of 4.500% Senior Notes due 2028	(42,906)
Repayment of 4.750% Senior Notes due 2028	(17,112)
Repayment of 4.050% Senior Notes due 2030	(95,407)
Finance lease liabilities	2,115
Other	(10,332)
Balance at September 30, 2023	$7,262,319

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at September 30, 2023, and were 3.790%, 4.671%, and 5.869%, respectively, at September 30, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2023, WES Operating completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029. Interest is payable semi-annually on January 15th and July 15th of each year, with the initial interest payment being due on January 15, 2024. Net proceeds from the offering were used to fund a portion of the aggregate purchase price for the Meritage acquisition (see Note 12), to pay related costs and expenses, and for general partnership purposes.
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
During the nine months ended September 30, 2023, WES Operating purchased and retired $276.7 million of certain of its senior notes via open-market repurchases and redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand (see Debt activity above). For the three and nine months ended September 30, 2023, a gain of $8.6 million and $15.4 million, respectively, was recognized for the early retirement of portions of these notes.
During the second quarter of 2022, WES Operating (i) redeemed the total principal amount outstanding of the 4.000% Senior Notes due 2022 at par value and (ii) purchased and retired $1.4 million of the 3.100% Senior Notes due 2025 via open-market repurchases.
As of September 30, 2023, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Revolving credit facility. In April 2023, WES Operating (i) repaid all then-outstanding borrowings under its senior unsecured revolving credit facility (“RCF”) with proceeds from the 6.150% Senior Notes due 2033 offering, and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date.
As of September 30, 2023, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $2.0 billion of available borrowing capacity under the RCF. As of September 30, 2023 and 2022, the interest rate on any outstanding RCF borrowings was 6.62% and 4.65%, respectively. The facility-fee rate was 0.20% and 0.25% at September 30, 2023 and 2022, respectively. As of September 30, 2023, WES Operating was in compliance with all covenants under the RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Long-term and short-term debt	$(83,177)	$(81,554)	$(249,416)	$(243,559)
Finance lease liabilities	(223)	(23)	(616)	(96)
Commitment fees and amortization of debt-related costs	(2,904)	(3,049)	(9,199)	(9,149)
Capitalized interest	3,550	1,520	8,625	3,471
Interest expense	$(82,754)	$(83,106)	$(250,606)	$(249,333)

11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2023, and December 31, 2022, the consolidated balance sheets included $9.5 million and $7.4 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 9.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SUBSEQUENT EVENTS

Meritage. On October 13, 2023, the Partnership closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from the Partnership’s $600.0 million senior note issuance in September 2023 (see Note 10) and borrowings on the RCF. The acquisition expands the Partnership’s existing Powder River Basin asset base, increasing total natural-gas processing capacity in that region to 440 MMcf/d and includes a FERC regulated NGL pipeline that connects to the processing facility. Due to the timing, the initial purchase price accounting for the transaction was not yet complete at the time of filing.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of September 30, 2023 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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
Although we and our general partner believe that the expectations reflected in our forward-looking statements are reasonable, neither we nor our general partner can provide any assurance that such expectations will prove correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•benefits of the Meritage acquisition;

•our ability to pay distributions to our unitholders and the amount of such distributions;

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of September 30, 2023, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	17	2	3	1
Treating facilities	37	3	—	—
Natural-gas processing plants/trains	25	3	—	3
NGLs pipelines	2	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2023, included the following:

•WES Operating completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029. Net proceeds from the offering were used to fund a portion of the aggregate purchase price for the Meritage acquisition, to pay related costs and expenses, and for general partnership purposes. See Liquidity and Capital Resources within this Item 2 for additional information.

•On October 13, 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments). See Acquisitions and Divestitures within this Item 2 for additional information.

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

•WES Operating purchased and retired $276.7 million of certain of its senior notes via open-market repurchases.

•Our third-quarter 2023 per-unit distribution of $0.5750 increased $0.0125 from the second-quarter 2023 per-unit distribution of $0.5625.

•The Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to our 2022 performance. This Enhanced Distribution was paid, along with our regular first-quarter 2023 distribution, on May 15, 2023, to our unitholders of record at the close of business on May 1, 2023.

•We repurchased 5,387,322 common units, which includes 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million.

•Natural-gas throughput attributable to WES totaled 4,484 MMcf/d and 4,283 MMcf/d for the three and nine months ended September 30, 2023, respectively, representing a 5% increase and a 2% increase compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 667 MBbls/d and 635 MBbls/d for the three and nine months ended September 30, 2023, respectively, representing a 7% increase and a 7% decrease compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively.

•Produced-water throughput attributable to WES totaled 1,079 MBbls/d and 994 MBbls/d for the three and nine months ended September 30, 2023, respectively, representing a 14% increase and a 20% increase compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively.

•Gross margin totaled $601.1 million and $1,689.0 million for the three and nine months ended September 30, 2023, respectively, representing a 9% increase and a 1% decrease compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.26 per Mcf and $1.27 per Mcf for the three and nine months ended September 30, 2023, respectively, representing no change compared to the three months ended June 30, 2023, and a 5% decrease compared to the nine months ended September 30, 2022.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.27 per Bbl and $2.49 per Bbl for the three and nine months ended September 30, 2023, respectively, representing a 12% decrease and a 2% increase compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.84 per Bbl and $0.83 per Bbl for the three and nine months ended September 30, 2023, respectively, representing a 1% increase and a 12% decrease compared to the three months ended June 30, 2023, and nine months ended September 30, 2022, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,674	1,592	5%	1,612	1,452	11%
DJ Basin	1,331	1,309	2%	1,316	1,328	(1)%
Equity investments	495	454	9%	458	490	(7)%
Other	1,151	1,061	8%	1,053	1,088	(3)%
Total throughput for natural-gas assets	4,651	4,416	5%	4,439	4,358	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	220	208	6%	211	196	8%
DJ Basin	68	66	3%	68	84	(19)%
Equity investments	347	323	7%	328	382	(14)%
Other	46	42	10%	41	38	8%
Total throughput for crude-oil and NGLs assets	681	639	7%	648	700	(7)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,101	963	14%	1,014	848	20%
Total throughput for produced-water assets	1,101	963	14%	1,014	848	20%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2022 ranged from a high of $123.70 per barrel in March 2022 to a low of $71.02 per barrel in December 2022, and prices during the nine months ended September 30, 2023, ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023. Similar disruptions could occur as a consequence of the current conflict in the Middle East. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

ACQUISITIONS AND DIVESTITURES

Meritage. On October 13, 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from our $600.0 million senior note issuance in September 2023 and borrowings on the RCF. See Note 12—Subsequent Events and Note 10—Debt and Interest Expense under Part I, Item 1 of this Form 10-Q.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Total revenues and other (1)	$776,013	$738,273	$2,248,268	$2,472,284
Equity income, net – related parties	35,494	42,324	116,839	139,388
Total operating expenses (1)	449,265	443,855	1,373,793	1,451,558
Gain (loss) on divestiture and other, net	(1,480)	(70)	(3,668)	(884)
Operating income (loss)	360,762	336,672	987,646	1,159,230
Interest expense	(82,754)	(86,182)	(250,606)	(249,333)
Gain (loss) on early extinguishment of debt	8,565	6,813	15,378	91
Other income (expense), net	(1,270)	2,872	2,817	117
Income (loss) before income taxes	285,303	260,175	755,235	910,105
Income tax expense (benefit)	905	659	2,980	3,683
Net income (loss)	284,398	259,516	752,255	906,422
Net income (loss) attributable to noncontrolling interests	7,102	6,595	18,393	25,643
Net income (loss) attributable to Western Midstream Partners, LP (2)	$277,296	$252,921	$733,862	$880,779
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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2023” refer to the comparison of the three months ended September 30, 2023, to the three months ended June 30, 2023; and any increases or decreases “for the nine months ended September 30, 2023” refer to the comparison of the nine months ended September 30, 2023, to the nine months ended September 30, 2022.

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	457	395	16%	407	411	(1)%
Processing	3,699	3,567	4%	3,574	3,457	3%
Equity investments (1)	495	454	9%	458	490	(7)%
Total throughput	4,651	4,416	5%	4,439	4,358	2%
Throughput attributable to noncontrolling interests (2)	167	162	3%	156	157	(1)%
Total throughput attributable to WES for natural-gas assets	4,484	4,254	5%	4,283	4,201	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	334	316	6%	320	318	1%
Equity investments (1)	347	323	7%	328	382	(14)%
Total throughput	681	639	7%	648	700	(7)%
Throughput attributable to noncontrolling interests (2)	14	13	8%	13	14	(7)%
Total throughput attributable to WES for crude-oil and NGLs assets	667	626	7%	635	686	(7)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,101	963	14%	1,014	848	20%
Throughput attributable to noncontrolling interests (2)	22	20	10%	20	17	18%
Total throughput attributable to WES for produced-water assets	1,079	943	14%	994	831	20%
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

Natural-gas assets

Total throughput attributable to WES for natural-gas assets increased by 230 MMcf/d for the three months ended September 30, 2023, primarily due to (i) higher volumes at the West Texas complex, DJ Basin complex, and Marcellus Interest systems due to increased production in the area, (ii) higher volumes on the Red Bluff Express pipeline due to the addition of a new delivery point onto the pipeline, (iii) higher volumes at the Brasada complex due to downstream issues which caused volumes to be diverted away from the plant and maintenance activities in the second quarter of 2023, (iv) higher volumes at the Springfield gas-gathering system due to new third-party production, and (v) higher volumes at the MIGC system and Mi Vida plant.
Total throughput attributable to WES for natural-gas assets increased by 82 MMcf/d for the nine months ended September 30, 2023, primarily due to higher volumes at the West Texas complex due to increased production in the area. This increase was offset partially by (i) lower volumes due to production declines in the areas around the Marcellus Interest systems and DJ Basin complex, (ii) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition, and (iii) lower volumes due to production declines and extended winter weather conditions during the first quarter of 2023 in areas around the Granger complex.

Crude-oil and NGLs assets

Total throughput attributable to WES for crude-oil and NGLs assets increased by 41 MBbls/d for the three months ended September 30, 2023, primarily due to (i) higher volumes on the Whitethorn pipeline and (ii) higher volumes at the DBM oil system resulting from increased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 51 MBbls/d for the nine months ended September 30, 2023, primarily due to (i) lower volumes on the Cactus II pipeline, which was sold in the fourth quarter of 2022, and (ii) lower volumes at the DJ Basin oil system resulting from production declines in the area. These decreases were offset partially by (i) increased volumes on the Whitethorn pipeline and (ii) higher volumes at the DBM oil system resulting from increased production in the area.

Produced-water assets

Total throughput attributable to WES for produced-water assets increased by 136 MBbls/d and 163 MBbls/d for the three and nine months ended September 30, 2023, respectively, due to higher production and new third-party connections brought online during 2023.

Service Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Service revenues – fee based	$695,547	$661,506	5%	$2,004,920	$1,954,105	3%
Service revenues – product based	48,446	46,956	3%	142,212	202,721	(30)%
Total service revenues	$743,993	$708,462	5%	$2,147,132	$2,156,826	—%

Service revenues – fee based

Service revenues – fee based increased by $34.0 million for the three months ended September 30, 2023, primarily due to increases of (i) $17.8 million at the West Texas complex resulting from increased throughput, electricity-related rates billed to customers, and deficiency fees, (ii) $11.3 million at the DBM water systems due to increased throughput and higher average fees, (iii) $4.5 million at the DJ Basin complex due to increased throughput and deficiency fees, and (iv) $3.0 million at the DBM oil system due to increased throughput, partially offset by decreased deficiency fees. These increases were partially offset by a decrease of $6.5 million at the Brasada complex due to a change in contract terms effective July 1, 2023.
Service revenues – fee based increased by $50.8 million for the nine months ended September 30, 2023, primarily due to increases of (i) $74.8 million at the West Texas complex as a result of increased throughput, electricity-related rates billed to customers, and deficiency fees, (ii) $10.4 million at the DBM water systems due to increased throughput, partially offset by decreased deficiency fees, (iii) $8.9 million at the DBM oil system due to increased throughput, and (iv) $7.6 million at the DJ Basin complex due to increased deficiency fees and electricity-related rates billed to customers, partially offset by decreased throughput. These increases were partially offset by decreases of (i) $15.5 million at the DJ Basin oil system due to decreased throughput, (ii) $13.9 million at the Chipeta complex due to decreased deficiency fees, (iii) $8.5 million at the Springfield system primarily due to decreased demand-fee revenue, partially offset by increased throughput, (iv) $5.9 million at the Brasada complex due to a change in contract terms effective July 1, 2023, and (v) $5.2 million at the Marcellus Interest systems due to decreased throughput.

Service revenues – product based

Service revenues – product based decreased by $60.5 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $24.6 million at the West Texas complex due to decreased average prices, volumes sold, and electricity-related rates billed to customers, (ii) $13.6 million and $5.9 million at the DJ Basin complex and Hilight system, respectively, due to decreased average prices, (iii) $7.7 million and $5.1 million at the Red Desert and Granger complexes, respectively, due to decreased average prices and volumes sold, and (iv) $2.8 million at the Chipeta complex due to decreased volumes sold.

Product Sales

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Natural-gas sales	$16,454	$7,237	127%	$26,466	$101,475	(74)%
NGLs sales	15,198	22,422	(32)%	73,870	213,280	(65)%
Total Product sales	$31,652	$29,659	7%	$100,336	$314,755	(68)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.91	$1.33	44%	$1.67	$6.28	(73)%
NGLs (per Bbl)	27.64	23.65	17%	26.65	44.43	(40)%

Natural-gas sales

Natural-gas sales increased by $9.2 million for the three months ended September 30, 2023, primarily due to an increase of $10.1 million at the West Texas complex due to increased average prices and volumes sold.
Natural-gas sales decreased by $75.0 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $71.0 million at the West Texas complex due to decreased average prices, partially offset by higher volumes sold, and (ii) $14.3 million at the Red Desert complex due to decreased average prices and volumes sold. These decreases were partially offset by an increase of $10.3 million at the DJ Basin complex as a result of higher average prices and volumes sold.

NGLs sales

NGLs sales decreased by $7.2 million for the three months ended September 30, 2023, primarily due to a decrease of $13.1 million at the West Texas complex due to changes in contract mix and decreased volumes sold. This decrease was partially offset by increases of (i) $2.0 million at the DJ Basin complex due to increased average prices and (ii) $1.7 million at DBM water systems due to increased volumes sold.
NGLs sales decreased by $139.4 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $93.0 million, $21.6 million, $8.7 million, and $3.2 million at the West Texas, Chipeta, Granger, and Red Desert complexes, respectively, due to decreased average prices and volumes sold, and (ii) $7.5 million at the Brasada complex due to a contract expiration in the third quarter of 2022.

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Equity income, net – related parties	$35,494	$42,324	(16)%	$116,839	$139,388	(16)%

Equity income, net – related parties decreased by $6.8 million for the three months ended September 30, 2023, primarily due to decreases of $4.8 million and $2.1 million at Mont Belvieu JV and TEG, respectively.
Equity income, net – related parties decreased by $22.5 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $10.9 million at Cactus II due to the divestiture of our interest in the fourth quarter of 2022 (see Acquisitions and Divestitures within this Item 2), (ii) $5.1 million and $3.9 million at Mont Belvieu JV and TEP, respectively, and (iii) $3.4 million at Ranch Westex, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition (see Acquisitions and Divestitures within this Item 2).

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Residue purchases	$2,880	$6,066	(53)%	$24,584	$142,959	(83)%
NGLs purchases	50,394	48,942	3%	151,165	263,014	(43)%
Other	(25,684)	(10,262)	(150)%	(51,954)	(77,736)	33%
Cost of product	27,590	44,746	(38)%	123,795	328,237	(62)%
Operation and maintenance	204,434	183,431	11%	562,104	487,643	15%
Total Cost of product and Operation and maintenance expenses	$232,024	$228,177	2%	$685,899	$815,880	(16)%

Residue purchases

Residue purchases decreased by $118.4 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $75.0 million at the West Texas complex attributable to changes in contract mix during 2022 and lower average prices, (ii) $14.9 million and $12.2 million at the Chipeta and Red Desert complexes, respectively, due to decreased volumes purchased and lower average prices, and (iii) $9.0 million at the DJ Basin complex primarily due to lower average prices.

NGLs purchases

NGLs purchases decreased by $111.8 million for the nine months ended September 30, 2023, primarily due to decreases of (i) $66.8 million, $5.2 million, and $5.2 million at the West Texas, Chipeta, and Granger complexes, respectively, primarily due to lower average prices and volumes purchased, (ii) $23.1 million at the DJ Basin complex due to lower average prices, and (iii) $7.7 million at the Brasada complex due to a contract expiration in the third quarter of 2022.

Other items

Other items decreased by $15.4 million for the three months ended September 30, 2023, primarily due to decreases of (i) $12.0 million at the West Texas complex due to changes in imbalance positions, partially offset by higher electricity-related costs, and (ii) $3.8 million at the DJ Basin complex due to changes in imbalance positions.
Other items increased by $25.8 million for the nine months ended September 30, 2023, primarily due to an increase of $39.5 million at the DJ Basin complex due to changes in imbalance positions. This increase was partially offset by decreases of (i) $6.2 million at the West Texas complex due to changes in imbalance positions, partially offset by higher electricity-related and offload costs, and (ii) $3.7 million and $1.9 million at the Red Desert complex and MIGC system, respectively, attributable to changes in imbalance positions.

Operation and maintenance expense

Operation and maintenance expense increased by $21.0 million for the three months ended September 30, 2023, primarily due to increases of (i) $14.1 million in utility expense, (ii) $3.7 million for maintenance and repair expense, and (iii) $2.8 million attributable to higher contract labor and consulting expense.
Operation and maintenance expense increased by $74.5 million for the nine months ended September 30, 2023, primarily due to increases of (i) $27.9 million for maintenance and repair expense, (ii) $19.5 million for salaries and wages costs, (iii) $7.5 million in utility expense, (iv) $5.5 million in land-related costs, (v) $4.8 million attributable to higher contract labor and consulting expense, (vi) $4.6 million in water-disposal costs, and (vii) $3.6 million in higher equipment rental costs.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
General and administrative	$55,050	$53,405	3%	$159,572	$144,635	10%
Property and other taxes	14,583	18,547	(21)%	39,961	60,494	(34)%
Depreciation and amortization	147,363	143,492	3%	435,481	430,455	1%
Long-lived asset and other impairments	245	234	5%	52,880	94	NM
Total other operating expenses	$217,241	$215,678	1%	$687,894	$635,678	8%
_________________________________________________________________________________________
NM—Not meaningful

General and administrative expenses

General and administrative expenses increased by $14.9 million for the nine months ended September 30, 2023, primarily due to increases of (i) $6.3 million in corporate-related costs, primarily related to information technology costs, (ii) $3.9 million in personnel costs, and (iii) $3.2 million in contract and consulting costs.

Property and other taxes

Property and other taxes decreased by $4.0 million for the three months ended September 30, 2023, primarily due to lower property tax values at the DJ Basin and West Texas complexes.
Property and other taxes decreased by $20.5 million for the nine months ended September 30, 2023, primarily due to decreases in the ad valorem property tax accrual during 2023 related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3.9 million for the three months ended September 30, 2023, primarily resulting from capital projects being placed into service and asset retirement obligation revisions at the West Texas complex and DBM water systems.
Depreciation and amortization expense increased by $5.0 million for the nine months ended September 30, 2023, primarily due to increases of (i) $8.9 million and $5.1 million at the West Texas complex and DBM water systems, respectively, primarily resulting from capital projects being placed into service, and (ii) $5.4 million related to depreciation for capitalized information technology implementation costs. These increases were offset partially by a decrease of $13.3 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2022.

Long-lived asset and other impairment expense

Long-lived asset and other impairment expense for the nine months ended September 30, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Long-term and short-term debt	$(83,177)	$(85,088)	(2)%	$(249,416)	$(243,559)	2%
Finance lease liabilities	(223)	(230)	(3)%	(616)	(96)	NM
Commitment fees and amortization of debt-related costs	(2,904)	(3,414)	(15)%	(9,199)	(9,149)	1%
Capitalized interest	3,550	2,550	39%	8,625	3,471	148%
Interest expense	$(82,754)	$(86,182)	(4)%	$(250,606)	$(249,333)	1%

Interest expense

Interest expense decreased by $3.4 million for the three months ended September 30, 2023, primarily due to decreases of (i) $3.7 million due to credit-rating related interest rate changes and lower outstanding balances on certain senior notes, and (ii) $1.0 million due to higher capitalized interest. These decreases were offset partially by an increase of $0.7 million primarily due to higher outstanding borrowings under the RCF during the third quarter of 2023.
Interest expense increased by $1.3 million for the nine months ended September 30, 2023, primarily due to increases of (i) $23.0 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023 and (ii) $1.7 million primarily due to higher outstanding borrowings and average interest rates on the RCF during 2023. These increases were offset partially by decreases of (i) $10.0 million due to credit-rating related interest rate changes and lower outstanding balances on certain senior notes, (ii) $5.2 million due to higher capitalized interest, (iii) $5.1 million due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 during the second quarter of 2022, and (iv) $3.9 million due to the redemption of the total principal amount outstanding of the Floating-Rate Senior Notes due 2023 during the first quarter of 2023.
See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Other income (expense), net	$(1,270)	$2,872	(144)%	$2,817	$117	NM

Other income (expense), net decreased by $4.1 million for the three months ended September 30, 2023, primarily due to interest accrued in the third quarter of 2023 related to a sales tax audit.
Other income (expense), net increased by $2.7 million for the nine months ended September 30, 2023, primarily due to interest income earned resulting from higher interest rates and cash and cash equivalent balances throughout 2023, partially offset by interest accrued in the third quarter of 2023 related to a sales tax audit.

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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$776,013	$738,273	$2,248,268	$2,472,284
Less:
Cost of product	27,590	44,746	123,795	328,237
Depreciation and amortization	147,363	143,492	435,481	430,455
Gross margin	601,060	550,035	1,688,992	1,713,592
Add:
Distributions from equity investments	41,562	54,075	147,612	180,768
Depreciation and amortization	147,363	143,492	435,481	430,455
Less:
Reimbursed electricity-related charges recorded as revenues	29,981	23,286	76,836	58,187
Adjusted gross margin attributable to noncontrolling interests (1)	18,095	16,914	50,783	56,142
Adjusted gross margin	$741,909	$707,402	$2,144,466	$2,210,486
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

	Three Months Ended		Nine Months Ended
thousands except per-unit amounts	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Gross margin
Gross margin for natural-gas assets (1)	$450,130	$409,634	$1,253,437	$1,273,689
Gross margin for crude-oil and NGLs assets (1)	87,911	88,024	265,216	270,716
Gross margin for produced-water assets (1)	70,353	59,130	189,032	184,085
Per-Mcf Gross margin for natural-gas assets (2)	1.05	1.02	1.03	1.07
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.40	1.51	1.50	1.42
Per-Bbl Gross margin for produced-water assets (2)	0.69	0.68	0.68	0.80
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$518,765	$489,476	$1,488,250	$1,539,009
Adjusted gross margin for crude-oil and NGLs assets	139,430	147,036	432,043	457,158
Adjusted gross margin for produced-water assets	83,714	70,890	224,173	214,319
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.26	1.26	1.27	1.34
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.27	2.58	2.49	2.44
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.84	0.83	0.83	0.94
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$284,398	$259,516	$752,255	$906,422
Add:
Distributions from equity investments	41,562	54,075	147,612	180,768
Non-cash equity-based compensation expense	7,171	7,665	22,035	21,245
Interest expense	82,754	86,182	250,606	249,333
Income tax expense	905	659	2,980	3,683
Depreciation and amortization	147,363	143,492	435,481	430,455
Impairments	245	234	52,880	94
Other expense	1,269	199	1,668	346
Less:
Gain (loss) on divestiture and other, net	(1,480)	(70)	(3,668)	(884)
Gain (loss) on early extinguishment of debt	8,565	6,813	15,378	91
Equity income, net – related parties	35,494	42,324	116,839	139,388
Other income	27	2,872	4,114	164
Adjusted EBITDA attributable to noncontrolling interests (1)	12,134	11,737	34,886	41,395
Adjusted EBITDA	$510,927	$488,346	$1,497,968	$1,612,192
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$394,787	$490,823	$1,188,034	$1,212,207
Interest (income) expense, net	82,754	86,182	250,606	249,333
Accretion and amortization of long-term obligations, net	(1,882)	(2,403)	(5,977)	(5,359)
Current income tax expense (benefit)	806	728	2,026	1,926
Other (income) expense, net	1,270	(2,872)	(2,817)	(117)
Distributions from equity investments in excess of cumulative earnings – related parties	8,536	10,813	31,715	41,058
Changes in assets and liabilities:
Accounts receivable, net	60,614	(4,078)	60,573	212,955
Accounts and imbalance payables and accrued liabilities, net	(12,535)	(36,885)	87,040	(65,069)
Other items, net	(11,289)	(42,225)	(78,346)	6,653
Adjusted EBITDA attributable to noncontrolling interests (1)	(12,134)	(11,737)	(34,886)	(41,395)
Adjusted EBITDA	$510,927	$488,346	$1,497,968	$1,612,192
Cash flow information
Net cash provided by operating activities	$394,787	$490,823	$1,188,034	$1,212,207
Net cash used in investing activities	(207,916)	(151,490)	(538,584)	(356,252)
Net cash provided by (used in) financing activities	88,670	(238,025)	(446,612)	(898,861)
_________________________________________________________________________________________
(1)For all periods presented, includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$394,787	$490,823	$1,188,034	$1,212,207
Less:
Capital expenditures	201,857	161,482	536,427	341,505
Contributions to equity investments – related parties	1,021	22	1,153	8,899
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	8,536	10,813	31,715	41,058
Free cash flow	$200,445	$340,132	$682,169	$902,861
Cash flow information
Net cash provided by operating activities	$394,787	$490,823	$1,188,034	$1,212,207
Net cash used in investing activities	(207,916)	(151,490)	(538,584)	(356,252)
Net cash provided by (used in) financing activities	88,670	(238,025)	(446,612)	(898,861)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $51.0 million for the three months ended September 30, 2023, due to (i) a $37.7 million increase in total revenues and other and (ii) a $17.2 million decrease in cost of product. These amounts were offset partially by a $3.9 million increase in depreciation and amortization.
Gross margin decreased by $24.6 million for the nine months ended September 30, 2023, due to (i) a $224.0 million decrease in total revenues and other and (ii) a $5.0 million increase in depreciation and amortization. These amounts were offset partially by a $204.4 million decrease in cost of product.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $24.9 million for the three months ended September 30, 2023, primarily due to a $37.7 million increase in total revenues and other. This increase was offset partially by (i) a $6.8 million decrease in equity income, net – related parties and (ii) a $4.1 million decrease in other income (expense), net.
Net income (loss) decreased by $154.2 million for the nine months ended September 30, 2023, primarily due to (i) a $224.0 million decrease in total revenues and other and (ii) a $22.5 million decrease in equity income, net – related parties. These amounts were offset partially by (i) a $77.8 million decrease in total operating expenses and (ii) a $15.3 million increase in gain (loss) on early extinguishment of debt.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2023	June 30, 2023	Inc/ (Dec)	September 30, 2023	September 30, 2022	Inc/ (Dec)
Adjusted gross margin	$741,909	$707,402	5%	$2,144,466	$2,210,486	(3)%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.26	1.26	—%	1.27	1.34	(5)%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.27	2.58	(12)%	2.49	2.44	2%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.84	0.83	1%	0.83	0.94	(12)%
Adjusted EBITDA	510,927	488,346	5%	1,497,968	1,612,192	(7)%
Free cash flow	200,445	340,132	(41)%	682,169	902,861	(24)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin increased by $34.5 million for the three months ended September 30, 2023, primarily due to (i) increased throughput and deficiency fees at the West Texas complex, and (ii) increased throughput at the DBM water systems and DJ Basin complex. These increases were partially offset by (i) decreased processing fees at the Brasada complex and (ii) a decrease in distributions from Mi Vida and Mont Belvieu JV.
Adjusted gross margin decreased by $66.0 million for the nine months ended September 30, 2023, primarily due to (i) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022, (ii) decreased deficiency fees and throughput at the Chipeta complex, (iii) decreased throughput at the DJ Basin oil system and Granger complex, (iv) a decrease in distributions from Ranch Westex, which was acquired in the third quarter of 2022 and is included in the West Texas complex subsequent to the acquisition, and (v) decreased throughput partially offset by increased deficiency fees at the DJ Basin complex. These decreases were partially offset by (i) increased throughput at the West Texas complex and (ii) increased throughput, partially offset by decreased deficiency fees at the DBM water systems.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.07 for the nine months ended September 30, 2023, primarily due to lower commodity prices and contract mix, partially offset by increased throughput at the West Texas complex.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.31 for the three months ended September 30, 2023, primarily due to (i) a decrease in distributions, coupled with an increase in throughput from Whitethorn LLC, which has a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, and (ii) decreases in distributions from TEP and Mont Belvieu JV.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.05 for the nine months ended September 30, 2023, primarily due to (i) decreases in throughput and distributions from Cactus II, which was sold in the fourth quarter of 2022 and had lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets and (ii) increases in distributions from FRP and TEP. These increases were partially offset by (i) decreases in distributions from Whitethorn LLC and Mont Belvieu JV, and (ii) decreases in throughput at the DJ Basin oil system which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.11 for the nine months ended September 30, 2023, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and lower deficiency fee revenues.

Adjusted EBITDA. Adjusted EBITDA increased by $22.6 million for the three months ended September 30, 2023, primarily due to (i) a $37.7 million increase in total revenues and other, (ii) a $16.9 million decrease in cost of product (net of lower of cost or market inventory adjustments), and (iii) a $4.0 million decrease in property and other taxes. These amounts were offset partially by (i) a $21.0 million increase in operation and maintenance expenses and (ii) a $12.5 million decrease in distributions from equity investments.
Adjusted EBITDA decreased by $114.2 million for the nine months ended September 30, 2023, primarily due to (i) a $224.0 million decrease in total revenues and other, (ii) a $74.5 million increase in operation and maintenance expenses, (iii) a $33.2 million decrease in distributions from equity investments, and (iv) a $14.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by (i) a $204.5 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $20.5 million decrease in property and other taxes.

Free cash flow. Free cash flow decreased by $139.7 million for the three months ended September 30, 2023, primarily due to (i) a $96.0 million decrease in net cash provided by operating activities and (ii) a $40.4 million increase in capital expenditures.
Free cash flow decreased by $220.7 million for the nine months ended September 30, 2023, primarily due to a $194.9 million increase in capital expenditures (ii) a $24.2 million decrease in net cash provided by operating activities, and (iii) a $9.3 million decrease in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a $7.7 million decrease in contributions to equity investments.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity as of September 30, 2023, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the third quarter of 2023 of $0.5750 per unit, a 2.2% increase from the prior quarter, or $223.4 million in the aggregate. The cash distribution is payable on November 13, 2023, to our unitholders of record at the close of business on November 1, 2023.
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

In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the nine months ended September 30, 2023, we repurchased 5,387,322 common units, which includes 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. The units were canceled immediately upon receipt. As of September 30, 2023, we had an authorized amount of $627.8 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2023, we had a $499.9 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of September 30, 2023, there was $2.0 billion available for borrowing under the RCF. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2023	2022
Acquisitions	$—	$41,018
Capital expenditures (1)	536,427	341,505
Capital incurred (1)	566,224	377,650
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2023 and 2022, included $8.6 million and $3.5 million, respectively, of capitalized interest.

Acquisitions for the nine months ended September 30, 2022, include the acquisition of the remaining 50% interest in Ranch Westex (see Acquisitions and Divestitures within this Item 2).
Capital expenditures increased by $194.9 million for the nine months ended September 30, 2023, primarily due to increases of (i) $91.2 million at the West Texas complex, primarily attributable to facility expansion, including ongoing construction of Mentone Train III and engineering and equipment milestone payments for the North Loving Plant, and pipeline projects, (ii) $71.4 million at the DBM water systems due to construction of additional water-disposal wells and facilities, pipeline build-out, and replacement projects, (iii) $30.5 million at the DBM oil system, primarily related to an increase in pipeline, oil treating, and oil pumping projects, and (iv) $8.1 million at the DJ Basin oil system due to an increase in pipeline projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2023	2022
Net cash provided by (used in):
Operating activities	$1,188,034	$1,212,207
Investing activities	(538,584)	(356,252)
Financing activities	(446,612)	(898,861)
Net increase (decrease) in cash and cash equivalents	$202,838	$(42,906)

Operating activities. Net cash provided by operating activities decreased for the nine months ended September 30, 2023, primarily due to (i) lower cash operating income, (ii) lower distributions from equity investments, and (iii) higher interest expense. These increases were partially offset by the impact of changes in assets and liabilities. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023, primarily included the following:
•$536.4 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex;

•$32.7 million of increases to materials and supplies inventory; and

•$31.7 million of distributions received from equity investments in excess of cumulative earnings.

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

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2023, primarily included the following:
•$845.0 million of repayments of outstanding borrowings under the RCF;

•$778.3 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$259.8 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases;

•$213.1 million to redeem the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value;

•$134.6 million of unit repurchases;

•$740.6 million of net proceeds from the 6.150% Senior Notes due 2033 issued in April 2023, which were used to repay borrowings under the RCF and for general partnership purposes;

•$595.1 million of net proceeds from the 6.350% Senior Notes due 2029 issued in September 2023, which were used to fund a portion of the aggregate purchase price for the Meritage acquisition, to pay related costs and expenses, and for general partnership purposes; and

•$470.0 million of borrowings under the RCF, which were used for general partnership purposes.

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

Debt and credit facilities. As of September 30, 2023, the carrying value of outstanding debt was $7.3 billion, we have no borrowings due within the next year, and have $2.0 billion of available borrowing capacity under WES Operating’s $2.0 billion RCF.
During the nine months ended September 30, 2023, WES Operating (i) completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029, (ii) completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033, (iii) entered into an amendment to our RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date, (iv) purchased and retired $276.7 million of certain of its senior notes via open-market repurchases, and (v) redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand.
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
For additional information on our senior notes and the RCF, see Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Offload commitments. We have entered into offload agreements with third parties providing firm-processing capacity through 2025. As of September 30, 2023, we have future minimum payments under offload agreements totaling $4.8 million for the remainder of 2023 and a total of $11.6 million in years thereafter.

Pipeline commitments. We have entered into transportation contracts with volume commitments on multiple pipelines through 2033. As of September 30, 2023, we have estimated future minimum-volume-commitment fees totaling $1.6 million for the remainder of 2023, and a total of $51.6 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income (loss) attributable to WES	$277,296	$252,921	$733,862	$880,779
Limited partner interest in WES Operating not held by WES (1)	5,670	5,185	15,016	18,016
General and administrative expenses (2)	509	1,186	1,927	1,764
Other income (expense), net	(60)	(129)	(214)	(18)
Net income (loss) attributable to WES Operating	$283,415	$259,163	$750,591	$900,541
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2023	2022
WES net cash provided by operating activities	$1,188,034	$1,212,207
General and administrative expenses (1)	1,927	1,764
Non-cash equity-based compensation expense	(434)	(423)
Changes in working capital	(15,223)	(9,101)
Other income (expense), net	(214)	(18)
WES Operating net cash provided by operating activities	$1,174,090	$1,204,429

WES net cash provided by (used in) financing activities	$(446,612)	$(898,861)
Distributions to WES unitholders (2)	754,998	538,690
Distributions to WES from WES Operating (3)	(894,510)	(988,395)
Increase (decrease) in outstanding checks	(3)	103
Unit repurchases	134,602	447,075
Other	14,371	7,942
WES Operating net cash provided by (used in) financing activities	$(437,154)	$(893,446)
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
For the nine months ended September 30, 2023, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range seven times for the federal funds rate in 2022 and increased its target range four times during the nine months ended September 30, 2023. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of September 30, 2023, WES Operating had no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at September 30, 2023, it would impact the fair value of the senior notes.
Additional variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. On April 1, 2023, WES and WES Operating implemented a new Enterprise Resource Planning (“ERP”) system. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new environment associated with the implementation of this type of system. While WES and WES Operating believe that this system will strengthen the internal control system, there are inherent risks in implementing any new system and WES and WES Operating will continue to evaluate these control changes as part of their assessments of internal control over financial reporting. Other than the ERP implementation, there have been no changes in WES or WES Operating’s internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, WES or WES Operating’s internal control over financial reporting during the most recent fiscal quarter.

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
On November 22, 2022, WGR filed suit against Enterprise Crude Oil LLC (“ECO”) in the District Court of Harris County, Texas. Our lawsuit alleges that ECO breached a contract related to the Whitethorn joint venture pursuant to which ECO must share with WGR certain of the profits and losses generated by ECO’s hydrocarbon trading activity conducted utilizing the Whitethorn pipeline. Specifically, we claim that ECO has engaged in trades knowing that the revenue to be realized would be less than the minimum floor set under the contract and has failed to allocate revenues and expenses as prescribed by the contract, resulting in improper losses to WGR. Enterprise has filed a counterclaim to our lawsuit, alleging that, between 2017 and 2019, it had mistakenly overpaid WGR approximately $12.0 million in trading profits and seeking recovery of such amount. We also claim that Enterprise Crude Pipeline LLC, as operator of the Whitethorn pipeline, failed to act as a reasonable and prudent operator of the Whitethorn pipeline and for the sole benefit of the Whitethorn joint venture as contractually required. We cannot make any assurances regarding the ultimate outcome of this proceeding and its resulting impact on WGR or WES.
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

We may fail to successfully combine our business with the assets and business of Meritage, which could have an adverse impact on our future results.

The Meritage acquisition closed on October 13, 2023. The integration of these acquired assets involve potential risks, including the failure to realize expected profitability, growth, or accretion; environmental or regulatory compliance matters or liabilities; diversion of management’s attention from our existing business; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
If any of the risks described above or other anticipated or unanticipated liabilities were to materialize, it could have an adverse effect on our business, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the third quarter of 2023:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2023	—	$—	—	$755,307,310
August 1-31, 2023	—	—	—	755,307,310
September 1-30, 2023	5,100,000	25.00	5,100,000	627,807,310
Total	5,100,000	25.00	5,100,000
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5.  Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended September 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

	4.	25
Thirteenth Supplemental Indenture, dated as of September 29, 2023, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on September 29, 2023, File No. 001-34046).

	4.	26
Form of 6.350% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on September 29, 2023, File No. 001-34046).

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

November 1, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 1, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 1, 2023
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 1, 2023
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)