Form 10-K
period 2023-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2024-02-21
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2023, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$5.1 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 14, 2024:

Western Midstream Partners, LP	380,483,668
Western Midstream Operating, LP	None
DOCUMENTS INCORPORATED BY REFERENCE
None

	Auditor Name	Auditor Location	Auditor Firm ID
Western Midstream Partners, LP	KPMG LLP	Houston, Texas	185
Western Midstream Operating, LP	KPMG LLP	Houston, Texas	185

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

Chipeta	Chipeta Processing, LLC, in which we are the managing member of and own a 75% interest.
Chipeta LLC agreement	Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009.
Condensate	A natural-gas liquid with a low vapor pressure compared to drip condensate, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
DBM water systems	Produced-water gathering and disposal systems in West Texas.
Delivery point	The point where hydrocarbons are delivered by a processor or transporter to a producer, shipper, or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.
DJ Basin complex	The Platte Valley, Fort Lupton, Wattenberg, Lancaster, and Latham processing plants, and the Wattenberg gathering system.
EBITDA	Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K.
Equity-investment throughput	Our share of average throughput from investments accounted for under the equity method of accounting.
Exchange Act	The Securities Exchange Act of 1934, as amended.
Floating-Rate Senior Notes due 2023	WES Operating’s floating-rate Senior Notes due 2023, which were fully repaid in January 2023.
FERC	The Federal Energy Regulatory Commission.
FRP	Front Range Pipeline LLC, in which we own a 33.33% interest.
GAAP	Generally accepted accounting principles in the United States.
General partner	Western Midstream Holdings, LLC, the general partner of the Partnership.
Imbalance
Imbalances result from (i) differences between gas and NGLs volumes nominated by customers and gas and NGLs volumes received from those customers and (ii) differences between gas and NGLs volumes received from customers and gas and NGLs volumes delivered to those customers.

Marcellus Interest	The 33.75% interest in the Larry’s Creek, Seely, and Warrensville gas-gathering systems and related facilities located in northern Pennsylvania.
Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Meritage	Meritage Midstream Services II, LLC, which was acquired by the Partnership on October 13, 2023.
MIGC	MIGC, LLC.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
Mont Belvieu JV	Enterprise EF78 LLC, in which we own a 25% interest.
Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
NYSE	New York Stock Exchange.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Occidental Merger	Occidental’s acquisition by merger of Anadarko pursuant to the Occidental Merger Agreement, which closed on August 8, 2019.

Defined Term	Definition
OTTCO	Overland Trail Transmission, LLC.
Panola	Panola Pipeline Company, LLC, in which we own a 15% interest.
Powder River Basin complex
The Hilight system and assets acquired from Meritage, which includes a gathering system, processing plants, and the Thunder Creek NGL pipeline (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

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

RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
Red Desert complex	The Red Desert gathering lines and related facilities.
Related parties
Occidental, the Partnership’s equity interests (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and the Partnership and WES Operating for transactions that eliminate upon consolidation.

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
Saddlehorn	Saddlehorn Pipeline Company LLC, in which we own a 20% interest.
SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
Stabilization
The process to reduce the volatility of a liquid hydrocarbon stream by separating very light hydrocarbon gases, methane and ethane in particular, from heavier hydrocarbon components. This process reduces the volatility of the liquids during transportation and storage.

Tailgate	The point at which processed natural gas and/or natural-gas liquids leave a processing facility for end-use markets.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC	Whitethorn Pipeline Company LLC, in which we own a 20% interest.
Whitethorn	A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
$1.25 billion Purchase Program	The $1.25 billion buyback program ending December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.
$250.0 million Purchase Program	The $250.0 million buyback program ending December 31, 2021. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled.

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
WES’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2023 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
We are engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts.
Our gathering systems transport raw, or untreated, natural gas from our customers’ wellheads or production facilities to a central location for treating and processing. During processing, unwanted contaminants are removed and natural gas is separated into pipeline quality natural gas, or residue gas, and a mixed NGLs stream that are then transported and marketed to end-use markets or for additional processing. Our crude-oil assets gather raw, high and low vapor-pressure oil at the well site to be processed at oil stabilization facilities before being delivered to crude-oil terminals, storage facilities, long-haul crude-oil pipelines, and refineries. In addition, our produced-water gathering and disposal systems provide the link between well sites or nearby collection points and disposal facilities that (i) remove hydrocarbon products and other sediments from the produced water and re-inject the produced water utilizing permitted disposal wells in compliance with applicable regulations or (ii) sell the produced water to third parties to be treated and recycled.

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

ASSETS AND AREAS OF OPERATION

Powder River Basin
DJ Basin
WHITE CLIFFS PIPELINE
SADDLEHORN
FRONT RANGE PIPELINE
TEXAS EXPRESS GATHERING
TEXAS EXPRESS PIPELINE
RED BLUFF EXPRESS
WHITETHORN
PANOLA
Delaware Basin
South Texas
WES Assets
WES Equity Interest
WES Equity-Interest Pipeline

As of December 31, 2023, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	18	2	3	1
Treating facilities	38	3	—	—
Natural-gas processing plants/trains	24	3	—	3
NGLs pipelines	3	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2023:

Area	Asset Type	Miles of Pipeline (1)	Compression (1) (2)		Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (3)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (3)	Average Throughput for Produced-Water Assets (MBbls/d) (3)

			Horsepower	% Electric Driven
Texas / New Mexico	Gathering, Processing, Treating, and Disposal	4,280	896,951	33%	2,040	2,448	2,050	289	1,029
	Transportation	1,978	—	—	—	—	324	220	—
Rocky Mountains	Gathering, Processing, and Treating	7,147	673,362	50%	3,160	221	1,986	71	—
	Transportation	2,243	—	—	—	—	113	85	—
North-central Pennsylvania	Gathering	146	15,180	—%	—	—	120	—	—
Total		15,794	1,585,493	39%	5,200	2,669	4,593	665	1,029
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

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues and operating income (loss) for the years ended December 31, 2023, 2022, and 2021, and total assets for the years ended December 31, 2023 and 2022.

ACQUISITIONS AND DIVESTITURES

Meritage. In October 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from our $600.0 million senior note issuance in September 2023 and borrowings on the RCF.

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

See Note 3—Acquisitions and Divestitures and Note 13—Debt and Interest Expense under Part II, Item 8 of this Form 10-K.

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

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•Substantial presence in basins with historically strong producer economics. Our core operating areas are in the Delaware, DJ, and Powder River Basins, which historically have seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. Our assets in these areas are capable of servicing hydrocarbon production that contains natural gas, crude oil, condensate, and NGLs. Our systems in the Delaware Basin also include significant produced-water takeaway capacity, which makes us a uniquely positioned, full-service midstream provider in the basin.

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

•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility, as 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts for the year ended December 31, 2023. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facility. In addition, we mitigate volumetric risk through minimum-volume commitments and cost-of-service contract structures. For the year ended December 31, 2023, we had approximately 2.6 Bcf/d for our natural-gas assets (excluding equity investments), approximately 465 MBbls/d for our crude-oil and NGLs assets (excluding equity investments), and approximately 860 MBbls/d for our produced-water assets that were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital-market cycles. As of December 31, 2023, there was $1.4 billion in effective borrowing capacity under the RCF after taking into account the $613.9 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for our commercial paper program.

•Affiliation with Occidental. We continue to optimize our assets by sizing and planning growth initiatives in a manner that highlights the strength of our asset portfolio to service Occidental’s upstream development plans. Our relationship with Occidental enables us to pursue more capital-efficient projects that enhance the overall value of our business. See WES and WES Operating’s Relationship with Occidental Petroleum Corporation below.

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
As of December 31, 2023, Occidental held (i) 185,181,578 of our common units, representing a 47.7% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH, which is reflected as a noncontrolling interest within our consolidated financial statements. As of December 31, 2023, Occidental held 48.8% of our outstanding common units.
For the year ended December 31, 2023, 59% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 86% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
Historically, we sold a significant amount of our natural gas and NGLs to Anadarko Energy Services Company (“AESC”), Occidental’s marketing affiliate. In addition, we purchased natural gas from AESC pursuant to purchase agreements. While we still have some marketing agreements with affiliates of Occidental, on January 1, 2021, we began marketing and selling substantially all our crude oil and residue gas, and a majority of our NGLs, directly to third parties.
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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2023.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing, & Treating	15	1,640	53	624,074	3	1,914
West Texas	DBM oil system (5)	Gathering & Treating	16	—	310	12,648	1	654
West Texas	DBM water systems	Gathering & Disposal	—	—	1,825	92,395	5	799
West Texas	Mi Vida (6)	Processing	1	200	—	20,000	—	—
East Texas	Mont Belvieu JV (7)	Processing	2	—	170	—	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	200	15	29,400	1	58
South Texas	Springfield system (8)	Gathering & Treating	3	—	75	118,434	2	855
Total			40	2,040	2,448	896,951	12	4,280
_________________________________________________________________________________________
(1)Includes 215 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes owned and leased compressors and compression horsepower.
(3)Includes 19 miles of transportation related to the residue lines (regulated by FERC) at the West Texas complex and 15 miles of transportation related to a crude-oil pipeline at the DBM oil system.
(4)The West Texas complex includes the DBM complex, DBJV and Haley systems, and the Ranch Westex processing plant.
(5)The DBM oil system includes three central production facilities and two Regional oil treating facilities.
(6)We own a 50% interest in Mi Vida, which owns a processing plant operated by a third party.
(7)We own a 25% interest in the Mont Belvieu JV, which owns two NGLs fractionation trains. A third party serves as the operator.
(8)We own a 50.1% interest in the Springfield system and serve as the operator.

West Texas and New Mexico

West Texas gathering, processing, and treating complex

•Customers. For the year ended December 31, 2023, Occidental’s production represented 42% of the West Texas complex throughput, and the two largest third-party customers provided 32% of the throughput.

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

•Mentone Train III. WES is currently constructing a third cryogenic processing train at the Mentone processing plant within the West Texas complex. Mentone Train III will have a capacity of 300 MMcf/d, and WES expects this train to be completed at the end of the first quarter of 2024. Upon completion of Mentone Train III, the West Texas complex will have a total processing capacity of 1,940 MMcf/d.

•North Loving Plant. WES is currently constructing a new cryogenic processing plant in the North Loving area of our West Texas complex. The North Loving Plant will have a capacity of 250 MMcf/d, and WES expects this plant to be completed in the first quarter of 2025.

DBM oil-gathering system, treating facilities, and storage

•Customers. As of December 31, 2023, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2023, Occidental’s production represented 98% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water disposal systems

•Customers. As of December 31, 2023, DBM water systems throughput was from Occidental and numerous third-party producers, with Occidental’s production representing 78% of the throughput.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Loving, Reeves, and Ward Counties in Texas.

Mi Vida processing plant

•Customers. As of December 31, 2023, Mi Vida plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern pipeline. NGLs production is delivered to the Lone Star pipeline.

East Texas

Grimes
San
Jacinto
Montgomery
Hardin
Liberty
Jefferson
Mont Belvieu JV
(25% Interest)
Waller
Harris
TEXAS
Austin
Chambers
Processing/Treating
Fort Bend
Brazoria
Galveston
Wharton

Mont Belvieu JV fractionation trains

•Customers. The Mont Belvieu JV does not contract with customers directly but is allocated volumes based on available capacity and the allocation structure set forth in the Operating Agreement between Mont Belvieu JV and Enterprise Products Operating, LLC.

•Supply and delivery points. Enterprise Products Partners L.P. (“Enterprise”) receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines, including Skelly-Belvieu Pipeline Company, LLC’s pipeline, TEP’s pipeline, and the Panola pipeline (see Transportation within these Items 1 and 2). NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminals.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
TEXAS
Karnes
Brasada
Bee
Dimmit
La Salle
McMullen
Live Oak
Springfield
Gas-Gathering System
Oil-Gathering System
Processing/Treating
Webb
Jim Wells
Duval

Brasada gathering, stabilization, treating, and processing complex

•Customers. For the year ended December 31, 2023, Brasada complex throughput was from two third-party customers.

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

Springfield gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2023, Springfield system throughput was from multiple third-party customers.

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

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	16	1,750	59	354,444	2	1,798
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	6,095	1	448
Utah	Chipeta (4)	Processing	3	790	—	76,125	—	2
Total			25	2,540	214	436,664	3	2,248
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
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2023, Occidental’s production represented 51% of the DJ Basin complex throughput, and the two largest third-party customers provided 34% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2023, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionators and associated truck-loading facility at the Platte Valley and Wattenberg plants provides access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2023, all of the DJ Basin oil system throughput was from Occidental’s production.

•Supply. The DJ Basin oil system, which is supplied primarily by the Wattenberg field, gathers high-vapor-pressure crude oil and delivers it to the centralized oil stabilization facility (“COSF”). The COSF includes two 250,000 barrel crude-oil storage tanks.

•Delivery points. The COSF has market access to the White Cliffs pipeline, Saddlehorn pipeline, Tallgrass Energy’s Pony Express pipeline and rail-loading facilities in Tampa, Colorado, and local markets.

Utah

Daggett
Summit
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio Blanco
UTAH
Utah
Carbon
Emery
Grand
Processing/Treating

Chipeta processing complex

•Customers. For the year ended December 31, 2023, Chipeta complex throughput was from numerous third-party customers, with the two largest customers providing 71% of the throughput.

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

•Expansion activity. Additional compression is in the process of being installed at the Chipeta complex, which will allow for up to 100 MMcf/d of incremental inlet gas via MountainWest Pipeline and is expected to be in service in July 2024.

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (1)
Northeast Wyoming	Powder River Basin complex (2)	Gathering, Processing, & Treating	6	620	7	185,816	2	2,715
Southwest Wyoming	Granger complex	Gathering	—	—	—	21,673	1	779
Southwest Wyoming	Red Desert complex	Gathering	—	—	—	20,809	1	1,119
Southwest Wyoming	Rendezvous (3)	Gathering	—	—	—	8,400	1	286
Total			6	620	7	236,698	5	4,899
_________________________________________________________________________________________
(1)Includes 120 miles of transportation related to a FERC-regulated NGL pipeline at the Powder River Basin complex.
(2)The Powder River Basin complex includes the Hilight system and assets acquired from Meritage (Steamboat and 50 Buttes gas-processing plants, Buckshot amine plant, Thunder Creek gathering system, and Thunder Creek NGL pipeline).
(3)We have a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Sheridan
Crook
Park
Big Horn
Campbell
Powder River Basin Complex
Johnson
Washakie
Teton
Hot Springs
Weston
WYOMING
Fremont
Natrona
Niobrara
Converse
Sublette
Rendezvous
(22% Interest)
Lincoln
Red Desert
Platte
Goshen
Carbon
Sweetwater
Uinta
Granger
Transportation Pipelines
Gas-Gathering System
Gas-Processing Plant

Northeast Wyoming

Powder River Basin gathering, processing, and treating complex

The Powder River Basin complex includes the Hilight system and assets acquired with the closing of the Meritage acquisition in October 2023. See Acquisitions and Divestitures within these Items 1 and 2.

•Customers. For the year ended December 31, 2023, gas gathered and processed at the Powder River Basin complex was from numerous third-party customers, with the largest customer providing 36% of the system throughput.

•Supply. The Powder River Basin complex serves the gas-gathering needs of several conventional producing fields in Converse, Campbell, Johnson, and Natrona Counties, Wyoming.

•Delivery points. The Hilight plant delivers residue gas to our MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGLs pipeline, resulting in all fractionated NGLs being sold locally through truck and rail loading facilities. The Steamboat and 50 Buttes gas-processing plants deliver natural gas to the Thunder Creek and Chalk Buttes delivery points owned by Wyoming Interstate Company (“WIC”), a subsidiary of Kinder Morgan, Inc. The NGLs from the Steamboat and 50 Buttes gas-processing plants, as well as EOG’s Jewell gas-processing plant, are delivered via our Thunder Creek NGL pipeline to ONEOK, Inc.’s Well Draw delivery point.

Southwest Wyoming

Granger gathering system

The Granger processing plant was shut down in December 2023. The gathering system continues to be operational, and gas gathered by the system is delivered to a third party for processing.

•Customers. For the year ended December 31, 2023, Granger complex throughput was from third-party customers, with the two largest customers providing 77% of the throughput.

•Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields.

•Delivery points. Residue gas from the Granger complex is delivered to a third party for processing and can then be delivered to the CIG pipeline; The Williams Companies, Inc.’s MountainWest Pipeline, Overthrust Pipeline, and Northwest Pipeline (“NWPL”); our OTTCO pipeline; and our Mountain Gas Transportation LLC pipeline. The NGLs have market access to the MAPL pipeline, which terminates at Mont Belvieu, Texas, and other local markets.

Red Desert gathering system

•Customers. For the year ended December 31, 2023, Red Desert complex throughput was from third-party customers, with the three largest customers providing 59% of the throughput.

•Supply and delivery points. The Red Desert complex gathers and compresses natural gas produced from the eastern portion of the Greater Green River Basin and delivers to a third party for processing.

Rendezvous gathering system

•Customers. For the year ended December 31, 2023, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to MPLX’s Blacks Fork gas-processing plant, which connects to the MountainWest Pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

Overview - North-central Pennsylvania

Location	Asset	Type	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Marcellus (1)	Gathering	15,180	3	146
_________________________________________________________________________________________
(1)We own a 33.75% interest in the Marcellus Interest gathering systems.

NEW YORK
Steuben
Chemung
Tioga
Broome
PENNSYLVANIA
Bradford
Susquehanna
Tioga
Potter
Sullivan
Wyoming
Lackawanna
Clinton
Lycoming
Marcellus
(33.75% Interest)
Luzerne
Monroe
Columbia
Montour
Union
Centre
Carbon
Snyder
Northumberland
Schuylkill
Huffin
Huntingdon
Juaniata
Perry
Dauphin
Berks
Gathering System

Marcellus gathering systems

•Customers. As of December 31, 2023, the Marcellus Interest gathering systems had two priority shippers. The largest producer provided approximately 89% of the throughput for the year ended December 31, 2023. Capacity not used by priority shippers is available to other third parties as determined by the operating partner, a subsidiary of EQT Corporation.

•Supply and delivery points. The Marcellus Interest gathering systems have access to Transcontinental Gas Pipe Line Company, LLC’s pipeline.

TRANSPORTATION

MIGC
OTTCO
Wamsutter
GNB Pipeline
Saddlehorn
(20% Interest)
White Cliffs Pipelines
(10% Interest)
Front Range Pipeline
(33.3% Interest)
Texas Express Gathering
(20% Interest)
Texas Express Pipeline
(20% Interest)
Red Bluff Express
(30% Interest)
Panola
(15% Interest)
Whitethorn
(20% Interest)
Wyoming
South Dakota
Minnesota
Iowa
Nebraska
Utah
Colorado
Kansas
Oklahoma
New Mexico
Arizona
Texas
Natural Gas
Crude Oil
NGLs

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	1,066
Wyoming, Colorado, Kansas, Oklahoma	Saddlehorn (1) (2)	Oil	20.00%	604
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	244
Southwest Wyoming	OTTCO	Gas	100.00%	234
Southwest Wyoming	Wamsutter	Oil	100.00%	62
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	452
Texas	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	594
Texas	Whitethorn LLC (2)	Oil	20.00%	418
Texas	Panola (1) (2)	NGLs	15.00%	253
Texas	Red Bluff Express (1) (2)	Gas	30.00%	123
Total				4,221
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline. The White Cliffs dual pipeline system had multiple committed shippers, including Occidental, as of December 31, 2023. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The pipeline provides crude-oil and NGL takeaway capacity from Platteville, Colorado, to ET’s storage facility in Cushing, Oklahoma, which ultimately delivers to Gulf Coast and mid-continent refineries. It is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

Saddlehorn pipeline. The Saddlehorn pipeline had multiple committed shippers, including Occidental, as of December 31, 2023. Other parties may also ship on the Saddlehorn pipeline at FERC-based rates. The pipeline has multiple origin points including: Cheyenne and Ft. Laramie, Wyoming, and Carr and Platteville, Colorado. Saddlehorn is supplied by the DJ Basin and basins that connect to a Wyoming access point. The pipeline delivers crude oil and condensate to storage facilities in Cushing, Oklahoma.

Rocky Mountains - Utah

GNB NGL pipeline. There were three primary shippers on the GNB NGL pipeline as of December 31, 2023. The GNB NGL pipeline provides capacity at the posted FERC-based rates and has the ability to receive NGLs from Chipeta’s gas-processing facility and MPLX’s Stagecoach/Iron Horse gas-processing complex. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP’s pipeline, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Wyoming

MIGC transportation system. For the year ended December 31, 2023, throughput on the MIGC system was from numerous third-party customers, with the two largest customers providing 80% of the system throughput. All parties on the MIGC system ship pursuant to a tariff on file with FERC. The system receives gas from the Hilight system, EOG’s Jewell plant, and from WBI Energy Transmission, Inc. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to interstate pipelines including the CIG pipeline, Tallgrass Interstate Gas Transmission pipeline, and WIC pipeline. Volumes can also be delivered to Black Hills Corporation’s Cheyenne Light Fuel & Power and several industrial users.

OTTCO transportation system. For the year ended December 31, 2023, throughput on the OTTCO transportation system was from numerous third-party shippers. Revenues on the system are generated from contracts that contain minimum-volume commitments and volumetric fees paid by shippers under firm and interruptible gas-transportation agreements. Supply points include approximately 30 active wellheads, the Granger complex, and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale Anticline fields. Primary delivery points include the Red Desert complex, two third-party industrial facilities, and an inactive interconnection with the Kern River pipeline.

Wamsutter pipeline. For the year ended December 31, 2023, 96% of the Wamsutter pipeline throughput was from one third-party shipper. Revenues on the pipeline are generated from tariff-based rates regulated by the Wyoming Public Service Commission. The Wamsutter pipeline has active receipt points in Sweetwater County, Wyoming, and delivers crude oil to MPLX LP’s SLC Core Pipeline System.

Texas

Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2023, the pipeline had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate.

Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas and the Texas panhandle with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2023.

Texas Express Pipeline. TEP delivers to Enterprise’s NGL fractionation and storage facility in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines or systems including FRP, the MAPL pipeline, and TEG. As of December 31, 2023, the pipeline had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates.

Whitethorn. Whitethorn is supplied by production from the Permian Basin. Whitethorn transports crude oil and condensate from Enterprise’s Midland terminal to Enterprise’s Sealy terminal and connects with Enterprise’s Rancho II pipeline in Sealy to deliver into ECHO storage and greater Houston market. Shippers have access to refineries in Houston, Texas City, Beaumont, and Port Arthur, Texas, and Enterprise’s crude-oil export facilities.

Panola pipeline. The Panola pipeline transports NGLs from Panola County, Texas, to Mont Belvieu, Texas. As of December 31, 2023, the Panola pipeline had multiple committed shippers. The pipeline provides capacity to other shippers at the posted FERC-based rates.

Red Bluff Express pipeline. As of December 31, 2023, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The pipeline also provides capacity to other shippers at the posted FERC-based rates. In December 2020, WES entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline. The pipeline is supplied by production from our West Texas complex and other third-party plants. The Red Bluff Express pipeline transports natural gas from Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas.

COMPETITION

The midstream services business is extremely competitive, and our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition primarily is based on reputation, commercial terms, operational reliability, service levels, location, available capacity, capital expenditures, and fuel efficiencies. Competition levels vary in our geographic areas of operation and is greatest in areas experiencing heightened producer activity and during periods of high commodity prices. Notwithstanding, Occidental and third-party producers provide certain dedications and/or minimum-volume commitments in our significant areas of operation. We believe that our assets located outside of dedicated areas, whether in or out of the aforementioned significant areas of operation, are geographically well-positioned to retain and attract both Occidental and third-party volumes.
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

REGULATION OF OPERATIONS

Pipeline Safety and Maintenance
Many of the pipelines we use to gather and transport oil, natural gas, and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency under the U.S. Department of Transportation (“DOT”). Natural-gas pipelines are subject to PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”). Crude-oil and NGLs pipelines are subject to PHMSA pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”). The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement, and management of natural-gas, crude-oil, NGLs, and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum allowable operating pressures (“MAOP”), pipeline patrols and leak surveys, minimum depth requirements, emergency procedures, and other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity-management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. Past operation of our pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, the possibility of new or amended laws and regulations or reinterpretation of PHMSA enforcement practices or other guidance with respect thereto exists, and future compliance with the NGPSA, HLPSA, and new or amended PHMSA regulations could result in increased costs that could have a material adverse effect on our results of operations or financial position.
The following are examples of proposed and/or final pipeline safety and maintenance regulations or other regulatory initiatives that could have a potentially material impact on our business:

•The Mega Rule. PHMSA has issued what it calls the “Mega Rule,” which is grouped into three tranches of rules published over several years, with roll out and implementation spanning more than a decade. In October 2019, PHMSA published Mega Rule Part One, which, among other things, requires operators of certain gas transmission pipelines to determine the material strength of their lines by reconfirming the MAOP and to identify moderate consequence areas (“MCAs”), which are extended covered segments of pipeline. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. This rule took effect on July 1, 2020. In November 2021, PHMSA published Mega Rule Part Two focused on improving pipeline integrity management best practices. This rule implements changes to integrity, operating, and compliance procedures, and includes new requirements for natural-gas pipelines, including regulated onshore gathering lines and pipeline segments. The rule also includes increased regulatory requirements for operations and maintenance, integrity management, and data integration. In August 2022, PHMSA published Mega Rule Part Three, which became effective in May 2023. This rule increases corrosion control requirements, requires inspections following extreme weather events, extends the management of change process to areas that are not HCAs, and strengthens repair criteria. Compliance with the Mega Rule will increase operational costs for our business as we seek to develop and implement appropriate compliance procedures.

•Leak Detection and Repair. In May 2023, PHMSA proposed revisions to the pipeline safety regulations to enhance leak detection and repair requirements for gas distribution, gas transmission, gas gathering, underground natural-gas storage, and liquefied natural-gas storage facilities. The proposed rule requires use of commercially available, advanced technologies to find and fix leaks of methane and gases. If finalized, the rule would, among other things, increase frequency of leakage survey and patrolling requirements, require advanced leak detection technology, lower the minimum reporting threshold for leaks, and establish specific criteria and timeframes for fixing equipment. If implemented, the rule could increase manpower and equipment expenditures for implementation and ongoing compliance.

•Gas Gathering Safety. In August 2023, PHMSA proposed a rule to strengthen safety requirements for gas distribution pipelines, incorporating revisions mandated by Congress to the Leonel Rondon Pipeline Safety Act, enacted as part of the Protecting our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020, as well as to address National Transportation Safety Board (“NTSB”) recommendations. The proposal includes requirements regarding construction procedures to minimize the risk of over-pressurization incidents, Distribution Integrity Management Program revisions to prepare for over-pressurization incidents, design of regulator stations with secondary pressure relief valves and remote gas monitoring, enhanced emergency response plans, and other requirements. As with other regulatory requirements, if implemented, these rules can increase implementation and ongoing compliance costs.

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

Interstate Liquids-Pipeline Regulation
Regulation of interstate liquids-pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL and Thunder Creek NGL pipelines provide interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. We also own interests in FRP, TEP, Saddlehorn, Panola, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier under the same statues and regulations. FERC regulation requires that interstate liquid-pipeline rates, including rates for transportation of NGLs and crude oil, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs and crude-oil pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease rates in accordance with an index adjustment specified by FERC. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, FERC established the index level for the five-year period commencing on July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer-price index for finished goods (“PPI-FG”) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022, through June 30, 2026. FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. Pending appellate review could result in a further change to the index. An indexed rate is subject to challenge if the increase is substantially in excess of changes in the pipeline’s operating costs. Under FERC’s regulations, an NGLs or crude-oil pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A pipeline also can support a rate by showing that it has been agreed to by all shippers or by obtaining advance approval to charge market-based rates. Both White Cliffs and Saddlehorn pipelines have been granted market-based rate authority by the FERC.
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

As discussed above, the CFTC holds authority to monitor certain segments of the physical and futures energy commodities market. The Federal Trade Commission (the “FTC”) has authority to monitor petroleum markets to prevent market manipulation. The CFTC and FTC have authority to impose civil penalties for violations of these statutes and regulations, potentially in excess of $1.0 million per day per violation. Should we fail to comply with all applicable statutes, rules, regulations, and orders administered by the CFTC and FTC, we could be subject to substantial penalties and fines.

Natural-Gas Gathering Pipeline Regulation
Regulation of gas-gathering pipeline services may affect certain aspects of our business and the market for our products and services. Natural-gas gathering facilities are exempt from the jurisdiction of FERC. We believe that our gas-gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of our gas pipelines other than those owned by MIGC and the West Texas complex residue lines. However, the distinction between FERC-regulated gas-transmission services and federally unregulated gathering services has been the subject of substantial litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts, or Congress. FERC makes jurisdictional determinations on a case-by-case basis. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our natural-gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural-gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
We own an interest in Red Bluff Express, which offers natural-gas transportation services under Section 311 of the Natural Gas Policy Act of 1978. Red Bluff Express is required to meet certain quarterly reporting requirements, providing detailed transaction information that could be made public. This pipeline also is subject to periodic rate review by FERC. In addition, FERC’s anti-manipulation, market-oversight, and market-transparency regulations may extend to intrastate natural-gas pipelines, although they may otherwise be non-jurisdictional, and FERC’s civil penalty authority, described above, would apply to violations of these rules.

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

ENVIRONMENTAL MATTERS AND OCCUPATIONAL HEALTH AND SAFETY REGULATIONS

Our business operations are subject to numerous federal, regional, state, tribal, and local environmental and occupational health and safety laws and regulations. The more significant of these existing environmental laws and regulations include the following legal standards that exist currently in the United States, as amended from time to time:
•the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring, and reporting requirements for new, reconstructed, modified, and existing sources, and that the U.S. Environmental Protection Agency (the “EPA”) has relied on as the authority for adopting climate-change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
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
•regulations imposed by the U.S. Army Corps of Engineers (“Corps”) that govern and restrict activities that may affect federally regulated waters and wetlands;
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
•the Endangered Species Act (“ESA”), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas, and similar protections for migratory birds under the Migratory Bird Treaty Act (“MBTA”);

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
The following are examples of proposed and/or final regulations or other regulatory initiatives that could have a potentially material impact on us:

•Ground-Level Ozone Standards. In 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion under the primary standard to 70 parts per billion under the secondary standard to provide requisite protection of public health and welfare. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable,” or “non-attainment.” Additionally, in November 2018, the EPA issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. Subsequently, in January 2021, the Biden Administration announced that it will reconsider the December 2020 final action in favor of a more stringent ground-level ozone standard. Ongoing state implementation of the 2015 NAAQS, as well as potential implementation of even more stringent ground-level ozone standards, could, among other things, require installation of new emission controls on some of our or our customer’s equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•Reduction of Methane and Other Emissions by the Oil and Gas Industry. In 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds (“VOC”) from certain new, modified, and reconstructed oil and natural-gas production, processing, and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards (“NSPS”), known as Subpart OOOOa, which require certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS to, among other things, hydraulically fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural-gas processing plants and pneumatic pumps. In December 2023, the EPA finalized the new NSPS and Emissions Guidelines (“EGs”), known as Subpart OOOOb and Subpart OOOOc, respectively, to further reduce methane and VOC emissions from new, modified, reconstructed, and existing sources in the oil and natural-gas sector, including previously unregulated sources. The rules set more stringent standards and requirements for a variety of sources including flares, wells, storage vessels, compressors, pumps, sweeting units, performance leak detection, and others. Among the many additional requirements, one notable addition is the creation of a Super Emitter Program that, among other things, authorizes third parties to remotely monitor regulated facilities and notify the EPA when certain emissions events are detected. Subpart OOOOb generally becomes effective within 60 days after the rule is published, with certain exceptions. Subpart OOOOc, which will apply to existing sources, has a longer implementation timeline, requiring each state to submit a plan to the EPA for appropriate emissions reductions within two years of the date that the rule is published, and regulated entities are required to comply with state or federal rules within three years after the deadline for state plan submittals. Although any state rules implementing the methane rules must be more stringent than the federal rules, we cannot predict the full scope of any final methane regulatory requirements imposed by the states or the cost to comply with such requirements. Also, at the state level, some states where we conduct operations, including Colorado, have issued requirements for the performance of leak detection programs that identify and repair methane leaks at certain oil and natural-gas sources. Compliance with these rules or with any future federal or state methane regulations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce GHG emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, methane fees, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict GHG emissions under existing Clean Air Act provisions and may require the installation of “best available control technology” to limit GHG emissions from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production, processing, and gathering and boosting sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020, which became effective in November 2016, and to which the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50% - 52% below 2005 levels by 2030 and achieving net zero GHG-emissions economy-wide by no later than 2050. To seek to meet that goal, in 2022, Congress enacted the Inflation Reduction Act, which, among other things, added Section 136 to the Clean Air Act and imposed the first-ever direct federal “charge” on methane emissions called the “Waste Emissions Charge” for applicable facilities within nine segments of the oil and natural gas industry. The IRA states that it will apply to methane emissions beginning in 2024, with the first charge for 2024 emissions due in 2025. On January 26, 2024, the EPA proposed rulemaking to establish a regulatory program for assessing and remitting a fee on methane emissions. Additionally, 2021 state legislation in Colorado requires the development of air quality regulations that will result in a 20% reduction in combustion greenhouse gas emissions from the midstream sector by 2030 as compared to a 2015 baseline. Rulemaking that is responsive to this legislation is expected in December 2024, and could require the replacement of gas-fired compressor engines with electric-driven compressor motors at a significant cost to us. In 2024, Colorado is rulemaking for a GHG emissions fee and likely SIP rulemaking to address severe nonattainment. Additionally, in December 2021, the AQCC adopted regulations that increase leak detection and repair inspections at certain oil and natural gas facilities, require the reduction of methane emissions from certain oil and natural gas operations, and impose certain GHG intensity standards. Generally, GHG intensity standards set numerical limits of carbon dioxide equivalent (CO2e) emissions per barrel of oil produced. In July 2023, the AQCC adopted a new rule to define how certain oil and gas facilities must calculate their greenhouse gas intensity, monitor operations to ensure compliance with intensity standards, new standards for engines, and keep records to accurately account for emissions from their operations. The implementation of substantial limitations on GHG emissions in areas where we conduct operations could result in increased compliance costs to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and have a material adverse effect on our business, financial condition, and results of operations.

We also dispose of produced water generated from oil and natural-gas production operations. The legal standards related to the disposal of produced water into producing or non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. For example, Colorado has issued regulations governing the issuance of underground injection-control permits that limit the maximum injection pressure, rate, and volume of water. Similarly, the Texas Railroad Commission has adopted rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and seismic activity and has also issued directives requiring certain wells to restrict or suspend disposal-well operations near where faults exist or where seismic events have occurred. Another consequence of seismic events near produced-water disposal wells is the introduction of class action lawsuits, which allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. One or more of these developments could result in additional regulation and restrictions on our use of injection wells to dispose of produced water, which could have a material adverse effect on our results of operations, capital expenditures and operating costs, and financial condition.

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

HUMAN CAPITAL RESOURCES

The officers of our general partner manage our operations and activities under the direction and supervision of the Board. As of December 31, 2023, WES employed 1,377 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be good. Our 2023 voluntary attrition rate was 9.73%, which we believe is reasonable for our industry and market conditions during the year.
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

•our commitments to capital projects;

•our ability to access liquidity under the RCF and commercial paper program;

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
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose. For the year ended December 31, 2023, 59% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 86% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
We are dependent on Occidental as our largest customer and the owner of our general partner, and we expect to derive significant revenue from Occidental for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Occidental’s production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues, leverage, and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Occidental, including, but not limited to, the volatility of oil and natural-gas prices, the availability of capital on favorable terms to fund Occidental’s exploration and development activities, the political and economic uncertainties associated with Occidental’s foreign operations, transportation-capacity constraints, and shareholder activism.
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
Any material limitations to our ability to access capital as a result of adverse changes at Occidental could limit our ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Occidental could adversely impact our unit price, thereby limiting our ability to raise capital through equity issuances or debt financing, or adversely affect our ability to engage in or expand or pursue our business activities and also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
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
Our future prospects depend, in part, on Occidental’s growth strategy, midstream operational philosophy, and drilling program, including the level of drilling and completion activity by Occidental on acreage dedicated to us. Additional conflicts also may arise in the future associated with future business opportunities that are pursued by

Occidental and us. For example, Occidental is not prohibited from owning assets or engaging in businesses that directly or indirectly compete with us.
Any future credit-rating downgrade could negatively impact our cost of and ability to access capital.
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt, including commercial paper, in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. For example, WES Operating currently has $2.8 billion of outstanding senior notes that provide for changes to the coupon rates following changes in WES Operating’s credit ratings. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2023, there were $5.1 million in letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
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
Although inflation in the United States has declined during 2023, the prices of key inputs to the midstream industry have continued to be significantly impacted by inflation relative to historical levels. This continued inflation has raised our costs for steel products, automation components, power supply, labor materials, fuel, chemicals, and services, thereby increasing our operating costs and capital expenditures, and these costs may continue to increase. While we cannot predict any future trends in the rate of inflation, sustained or further increases in inflation would negatively impact our profitability and cash flows available for distribution to unitholders to the extent we are unable to recover such higher costs through our commercial agreements.
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
To pay the announced fourth-quarter 2023 distribution of $0.57500 per unit per quarter, or $2.30000 per unit per year, we require per-quarter available cash of $223.4 million, or $893.6 million per year, based on the number of common units outstanding at February 1, 2024. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
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
Across our asset portfolio, we rely on third-party customers for a substantial amount of our revenues. The loss of a portion or all of these customers’ contracted volumes, as a result of competition, creditworthiness, inability to negotiate extensions, replacements of contracts, or otherwise, could reduce our ability to make cash distributions to our unitholders. Further, to the extent any of our third-party customers is in financial distress or enters bankruptcy proceedings, the related customer contracts may be renegotiated at lower rates or altogether rejected.
Implementation of Colorado Senate Bill 19-181 may increase costs and limit oil and natural-gas exploration and production operations in the state, which could have a material adverse effect on our customers in Colorado and significantly reduce demand for our services in the state.

On April 16, 2019, Senate Bill 19-181 was signed into law in Colorado. This legislation reforms oversight of oil and natural-gas exploration and production activities in the state. The mission of the Colorado Oil and Gas Conservation Commission, now renamed as the Energy & Carbon Management Commission (“ECMC”), has changed from fostering energy development in the state to regulating the industry in a manner that is protective of public health and safety and the environment. The new legislation also authorizes Colorado cities and counties to assume an increased role in regulating oil and natural-gas operations within their jurisdictions in a manner that may be more stringent than state-level rules. Effective January 15, 2021, the ECMC began implementing the new Senate Bill 19-181 rules that include a unified permitting process, increased setbacks from schools, limitations on venting and flaring, enhanced wildlife protections, and, in conjunction with the Colorado Department of Public Health and Environment, requirements to evaluate the cumulative impacts of oil and gas operations. Since July 2019, the ECMC has conducted rulemaking hearings to adopt rules required in the bill, and adopted rules in 2019, 2020 and 2021 to implement the provisions of Senate Bill 19-181. Rules adopted include those related to wellbore integrity, financial assurance, worker certification, and the like. Operators are adjusting to the new requirements, but are experiencing delayed drilling permit issuance and potentially will face increased operating costs, which could have a material adverse effect on our customers in Colorado, which in turn could reduce statewide demand for our midstream services significantly.
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
The operating and financial restrictions and covenants in the indentures governing our publicly traded notes, (collectively, the “Notes”), the RCF, and any future financing arrangements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. See Part II, Item 7 of this Form 10-K for a further discussion of the terms of the RCF, Notes, and the commercial paper program.
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
We face various security threats, including cyber-threats to the security of our facilities and infrastructure, attempts to gain unauthorized access to sensitive information or to render data or systems unusable, and terrorist acts. Additionally, destructive forms of protests by activists and other disruptions, including acts of sabotage or eco-

terrorism, against oil and natural-gas-related activities could potentially result in damage or injury to persons, property, or the environment, or lead to extended interruptions of our or our customers’ operations. Our implementation of procedures and controls to monitor and mitigate security threats and to increase security for our facilities, infrastructure, and information may result in increased costs. There can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.
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
Some portions of the pipeline systems that we operate were in service for many decades, prior to our purchase of these systems. Consequently, there may be historical occurrences or latent issues regarding our pipeline systems that we may be unaware of and that may have a material adverse effect on our business and results of operations. The age or condition of our pipeline systems also could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. In addition, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by geopolitical events, such as the Russian invasion of Ukraine), which may result in the suspension of operations of the impacted assets until such activities can be completed. Any significant increase in maintenance and repair expenditures, loss of revenue due to the age or condition of our pipeline systems, or delays in completing necessary maintenance or repairs could adversely affect our business and results of operations.
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
In addition, for the equity investments in which we have a minority ownership interest, we are unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that we may be required to fund. Further, the other owners of our equity investments may establish reserves for working capital, capital projects, environmental matters, and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could adversely impact our ability to make cash distributions to our unitholders.

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
Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will dilute our existing unitholders’ ownership interests and voting strength and may reduce the market price for our common units and cash available for distribution or increase the ratio of taxable income to distributions.
The market price of our common units could be affected adversely by sales of substantial amounts of our common units in the public or private markets, including sales by Occidental or other large holders.
We had 379,519,983 common units outstanding as of December 31, 2023. Occidental currently holds 185,181,578 common units, representing 48.8% of our outstanding common units. Occidental’s shelf registration statement currently allows for the offer and sale of approximately 30.3 million common units, or 8% of our common units as of December 31, 2023, from time to time. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Our cybersecurity program is designed to promote actions that protect our computer systems and networks, delivering safe, secure, and reliable operations. Our digital technology group is led by a dedicated Chief Information Security Officer (“CISO”). Our CISO has 15 years of experience as a chief information security officer, over four decades of experience in the energy industry, a degree in computer science, and manages a team at WES that is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, governance, and risk management. The CISO also leads WES’s Cybersecurity Council, which is a cross-functional internal team including members of WES senior management, that meets regularly to review current information-technology and cybersecurity issues and initiatives and to collaborate on key decisions. Additionally, the CISO provides quarterly reports to the Audit Committee of the Board of Directors. These reports include updates on WES’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit Committee. In addition, in our continuing commitment to cybersecurity education and preparedness, we also engage with industry peers, vendors, intelligence organizations, and law enforcement communities to evaluate and enhance the effectiveness of our information security policies and procedures.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Risk Factors under Part I, Item 1A of this Form 10-K.

Item 3.  Legal Proceedings

On October 29, 2020, WGR Operating, LP (“WGR”), on behalf of itself and derivatively on behalf of Mont Belvieu JV, filed suit against Enterprise Products Operating, LLC (along with its affiliates, collectively “Enterprise”) and Mont Belvieu JV (as a nominal defendant) in the District Court of Harris County, Texas (the “Mont Belvieu JV Lawsuit”). In the Mont Belvieu JV Lawsuit, we sought a declaratory judgment regarding proper revenue allocation as set forth in the Operating Agreement between the Mont Belvieu JV (in which WGR was a 25% owner) and Enterprise related to fractionation trains at the Mont Belvieu complex in Chambers County, Texas. Separately, on November 22, 2022, WGR filed suit against Enterprise in the District Court of Harris County, Texas (the “Whitethorn Lawsuit”). In the Whitethorn Lawsuit, we alleged, among other things, that Enterprise breached a contract related to its hydrocarbon trading activity that utilized the Whitethorn pipeline, and that Enterprise, as operator of the Whitethorn pipeline, breached its duties to act as a reasonable and prudent operator and for the sole benefit of the Whitethorn joint venture (in which WGR was a 20% owner). In response, Enterprise filed counterclaims related to alleged overpayments to WGR of approximately $12.0 million. In connection with the sales of our interests in both the Mont Belvieu JV and Whitethorn LLC on February 16, 2024, the Mont Belvieu Lawsuit and the Whitethorn Lawsuit were settled.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 14, 2024, there were 24 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards to our outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 1,226,875 and 9,479,648 units, respectively, remained available for future issuance as of December 31, 2023. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the fourth quarter of 2023:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2023	—	$—	—	$627,807,310
November 1-30, 2023	—	—	—	627,807,310
December 1-31, 2023	—	—	—	627,807,310
Total	—	—	—
______________________________________________________________________________________
(1)In February 2022, WES announced a $1.0 billion buyback program, pursuant to which we may purchase up to $1.0 billion in aggregate value of our common units through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

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

General partner interest. As of December 31, 2023, our general partner owned a 2.3% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

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
Discussion of 2021 items and comparison of the year ended December 31, 2022, to the year ended December 31, 2021, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2023 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of December 31, 2023, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	18	2	3	1
Treating facilities	38	3	—	—
Natural-gas processing plants/trains	24	3	—	3
NGLs pipelines	3	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2023, included the following:

•On October 13, 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments). See Items Affecting the Comparability of Our Financial Results within this Item 7 for additional information.

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

•In November 2023, WES operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. See Liquidity and Capital Resources within this Item 7 for additional information.

•Our fourth-quarter 2023 per-unit distribution is unchanged from the third-quarter 2023 per-unit distribution of $0.575.

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

•Natural-gas throughput attributable to WES totaled 4,432 MMcf/d for the year ended December 31, 2023, representing a 5% increase compared to the year ended December 31, 2022.

•Crude-oil and NGLs throughput attributable to WES totaled 652 MBbls/d for the year ended December 31, 2023, representing a 4% decrease compared to the year ended December 31, 2022.

•Produced-water throughput attributable to WES totaled 1,009 MBbls/d for the year ended December 31, 2023, representing a 21% increase compared to the year ended December 31, 2022.

•Gross margin was $2,341.2 million for the year ended December 31, 2023, representing a 4% increase compared to the year ended December 31, 2022. See Reconciliation of Non-GAAP Financial Measures within this Item 7.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $1.28 per Mcf for the year ended December 31, 2023, representing a 3% decrease compared to the year ended December 31, 2022.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $2.48 per Bbl for the year ended December 31, 2023, representing a 1% increase compared to the year ended December 31, 2022.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $0.83 per Bbl for the year ended December 31, 2023, representing a 12% decrease compared to the year ended December 31, 2022.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2023	2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,635	1,470	11%
DJ Basin	1,322	1,331	(1)%
Powder River Basin	120	33	NM
Equity investments	466	483	(4)%
Other	1,050	1,049	—%
Total throughput for natural-gas assets	4,593	4,366	5%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	214	198	8%
DJ Basin	71	82	(13)%
Powder River Basin	5	—	100%
Equity investments	333	373	(11)%
Other	42	37	14%
Total throughput for crude-oil and NGLs assets	665	690	(4)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,029	853	21%
Total throughput for produced-water assets	1,029	853	21%
_________________________________________________________________________________________
NM—Not meaningful

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
We operate in Texas, New Mexico, Colorado, Utah, Wyoming, and North-central Pennsylvania, with a substantial portion of our business concentrated in West Texas and the Rocky Mountains. For example, for the year ended December 31, 2023, our West Texas and DJ Basin assets provided (i) 53% and 34%, respectively, of Total revenues and other, (ii) 40% and 32%, respectively, of our throughput for natural-gas assets (excluding equity-investment throughput), (iii) 65% and 21%, respectively, of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2023, 59% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 86% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.

For the year ended December 31, 2023, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities or (ii) actual recoveries differ from contractual recoveries under certain of our processing agreements.
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

Acquisitions and divestitures. In October 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from our $600.0 million senior note issuance in September 2023 and borrowings on the RCF. For purposes of the discussion included in Results of Operations, the Powder River Basin complex includes our previously owned Hilight system and the assets acquired from Meritage.
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
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. We recognized long-lived asset and other impairments of $52.9 million and $20.6 million for the years ended December 31, 2023 and 2022, respectively. For a description of impairments recorded, see Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2023	2022
Total revenues and other (1)	$3,106,476	$3,251,721
Equity income, net – related parties	152,959	183,483
Total operating expenses (1)	1,869,770	1,950,992
Gain (loss) on divestiture and other, net	(10,102)	103,676
Operating income (loss)	1,379,563	1,587,888
Interest expense	(348,228)	(333,939)
Gain (loss) on early extinguishment of debt	15,378	91
Other income (expense), net	5,679	1,603
Income (loss) before income taxes	1,052,392	1,255,643
Income tax expense (benefit)	4,385	4,187
Net income (loss)	1,048,007	1,251,456
Net income (loss) attributable to noncontrolling interests	25,791	34,353
Net income (loss) attributable to Western Midstream Partners, LP (2)	$1,022,216	$1,217,103
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

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2023” refer to the comparison of the year ended December 31, 2023, to the year ended December 31, 2022.
Discussion of 2021 items and comparison of the year ended December 31, 2022, to the year ended December 31, 2021, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.

Throughput

	Year Ended December 31,
	2023	2022	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	435	409	6%
Processing	3,692	3,474	6%
Equity investments (1)	466	483	(4)%
Total throughput	4,593	4,366	5%
Throughput attributable to noncontrolling interests (2)	161	156	3%
Total throughput attributable to WES for natural-gas assets	4,432	4,210	5%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	332	317	5%
Equity investments (1)	333	373	(11)%
Total throughput	665	690	(4)%
Throughput attributable to noncontrolling interests (2)	13	14	(7)%
Total throughput attributable to WES for crude-oil and NGLs assets	652	676	(4)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,029	853	21%
Throughput attributable to noncontrolling interests (2)	20	17	18%
Total throughput attributable to WES for produced-water assets	1,009	836	21%
_________________________________________________________________________________________
(1)Represents our share of average throughput for investments accounted for under the equity method of accounting.
(2)Includes (i) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary and (ii) for natural-gas assets, the 25% third-party interest in Chipeta, which collectively represent WES’s noncontrolling interests.

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 222 MMcf/d for the year ended December 31, 2023, primarily due to (i) higher volumes at the West Texas complex due to increased production in the area, (ii) higher volumes at the Powder River Basin complex as a result of the Meritage acquisition, (iii) higher volumes at the Springfield gas-gathering system due to new third-party production, (iv) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline, and (v) higher volumes at the MIGC system. These increases were offset partially by (i) lower volumes at the Granger complex and Marcellus Interest systems due to production declines in the surrounding areas, (ii) decreased volumes at the Ranch Westex plant, which we acquired in the third quarter of 2022 and is included as part of the West Texas complex subsequent to the acquisition, and (iii) lower volumes at the Mi Vida plant.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 24 MBbls/d for the year ended December 31, 2023, primarily due to (i) lower volumes on the Cactus II pipeline, which was sold in the fourth quarter of 2022, and (ii) lower volumes at the DJ Basin oil system resulting from production declines in the area. These decreases were offset partially by (i) increased volumes on the Whitethorn and Saddlehorn pipelines, (ii) higher volumes at the DBM oil system resulting from increased production in the area, and (iii) higher volumes on the Thunder Creek NGL pipeline which was acquired as part of the Meritage acquisition.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 173 MBbls/d for the year ended December 31, 2023, due to higher production and new third-party connections brought online during 2023.

Service Revenues

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
Service revenues – fee based	$2,768,757	$2,602,053	6%
Service revenues – product based	191,727	249,692	(23)%
Total service revenues	$2,960,484	$2,851,745	4%

Service revenues – fee based
Service revenues – fee based increased by $166.7 million for the year ended December 31, 2023, primarily due to increases of (i) $114.1 million at the West Texas complex as a result of increased throughput and electricity-related rates billed to customers, (ii) $42.6 million at the Powder River Basin complex as a result of increased throughput attributable to the acquisition of Meritage (see Items Affecting the Comparability of Our Financial Results—Acquisitions and divestitures within this Item 7), (iii) $22.7 million at the DJ Basin complex due to increased deficiency fees on demand volumes and electricity-related rates billed to customers, (iv) $20.8 million and $12.1 million at the DBM water and DBM oil systems, respectively, due to increased throughput, partially offset by decreased deficiency fees, and (v) $5.6 million at the DJ Basin oil system primarily due to a higher cumulative catch-up adjustment for changes in estimated consideration in 2023 compared to 2022, partially offset by decreased throughput and deficiency fees. These increases were partially offset by decreases of (i) $17.5 million at the Springfield system primarily due to decreased demand-fee revenue and a lower cumulative catch-up adjustment for changes in estimated consideration in 2023 as compared to 2022, partially offset by increased throughput, (ii) $12.5 million at the Brasada complex due to a change in contract terms effective July 1, 2023, and (iii) $12.1 million at the Chipeta complex due to decreased deficiency fees.

Service revenues – product based
Service revenues – product based decreased by $58.0 million for the year ended December 31, 2023, primarily due to decreases of (i) $22.0 million at the West Texas complex due to decreased average prices and lower product-related electricity reimbursements from customers, (ii) $14.5 million and $6.1 million at the DJ Basin and Powder River Basin complexes, respectively, due to decreased average prices, and (iii) $9.2 million and $4.3 million at the Red Desert and Granger complexes, respectively, due to decreased average prices and volumes sold.

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2023	2022	Inc/ (Dec)
Natural-gas sales	$40,679	$129,187	(69)%
NGLs sales	104,345	269,836	(61)%
Total Product sales	$145,024	$399,023	(64)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.66	$5.66	(71)%
NGLs (per Bbl)	27.89	40.51	(31)%

Natural-gas sales
Natural-gas sales decreased by $88.5 million for the year ended December 31, 2023, primarily due to decreases of (i) $72.8 million at the West Texas complex due to decreased average prices, partially offset by higher volumes sold and (ii) $17.8 million at the Red Desert complex due to decreased average prices. These decreases were partially offset by an increase of $7.7 million at the DJ Basin complex as a result of contract mix, partially offset by decreased volumes sold and average prices.

NGLs sales
NGLs sales decreased by $165.5 million for the year ended December 31, 2023, primarily due to decreases of (i) $94.7 million at the West Texas complex due to changes in contract mix and decreased average prices, (ii) $22.9 million, $10.0 million, and $3.6 million at the Chipeta, Granger, and Red Desert complexes, respectively, due to decreased average prices and volumes sold, (iii) $22.9 million at the DJ Basin complex due to decreased average prices, partially offset by increased volumes sold, and (iv) $7.5 million at the Brasada complex due to a contract expiration in the third quarter of 2022.

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
Equity income, net – related parties	$152,959	$183,483	(17)%

Equity income, net – related parties decreased by $30.5 million for the year ended December 31, 2023, primarily due to decreases of (i) $11.7 million at Cactus II due to the divestiture of our interest in the fourth quarter of 2022 (see Items Affecting the Comparability of Our Financial Results—Acquisitions and divestitures within this Item 7) and (ii) $9.1 million, $6.0 million, and $3.5 million at TEP, Mont Belvieu JV, and Whitethorn, respectively.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
Residue purchases	$32,515	$173,104	(81)%
NGLs purchases	211,468	320,739	(34)%
Other	(79,385)	(72,943)	(9)%
Cost of product	164,598	420,900	(61)%
Operation and maintenance	762,530	654,566	16%
Total Cost of product and Operation and maintenance expenses	$927,128	$1,075,466	(14)%

Residue purchases
Residue purchases decreased by $140.6 million for the year ended December 31, 2023, primarily due to decreases of (i) $84.1 million at the West Texas complex attributable to changes in contract mix during 2022 and lower average prices, (ii) $19.3 million at the Chipeta complex due to decreased volumes purchased and lower average prices, and (iii) $15.7 million and $8.2 million at the Red Desert and DJ Basin complexes, respectively, primarily due to lower average prices.

NGLs purchases
NGLs purchases decreased by $109.3 million for the year ended December 31, 2023, primarily due to decreases of (i) $61.5 million and $30.7 million at the West Texas and DJ Basin complexes, respectively, attributable to lower average prices and (ii) $7.7 million at the Brasada complex due to a contract expiration in the third quarter of 2022.

Other items
Other items decreased by $6.4 million for the year ended December 31, 2023, primarily due to decreases of (i) $11.5 million at the West Texas complex due to changes in imbalance positions, partially offset by higher offload costs, and (ii) $3.8 million and $2.9 million at the Red Desert complex and MIGC system, respectively, attributable to changes in imbalance positions. These decreases were partially offset by an increase of $16.9 million at the DJ Basin complex due to changes in imbalance positions.

Operation and maintenance expense
Operation and maintenance expense increased by $108.0 million for the year ended December 31, 2023, primarily due to increases of (i) $35.8 million for equipment maintenance and repair expense, (ii) $27.7 million for salaries and wages costs, (iii) $11.8 million in utility expense, (iv) $9.6 million in land-related costs, (v) $8.9 million in higher equipment rental costs, (vi) $8.0 million in water-disposal costs, and (vii) $5.6 million attributable to higher contract labor and consulting expense.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
General and administrative	$232,632	$194,017	20%
Property and other taxes	56,458	78,559	(28)%
Depreciation and amortization	600,668	582,365	3%
Long-lived asset and other impairments	52,884	20,585	157%
Total other operating expenses	$942,642	$875,526	8%

General and administrative expenses
General and administrative expenses increased by $38.6 million for the year ended December 31, 2023, primarily due to increases of (i) $16.2 million in personnel costs, including costs related to the acquisition of Meritage, (ii) $9.8 million in information technology costs, and (iii) $7.0 million in consulting and legal costs.

Property and other taxes
Property and other taxes decreased by $22.1 million for the year ended December 31, 2023, primarily due to decreases in the ad valorem property tax accrual during 2023 related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense
Depreciation and amortization expense increased by $18.3 million for the year ended December 31, 2023, primarily due to increases of (i) $10.1 million and $7.3 million at the West Texas complex and DBM water systems, respectively, primarily related to capital projects being placed into service, (ii) $9.9 million at the Powder River Basin complex associated with the acquisition of Meritage, and (iii) $7.2 million related to depreciation for capitalized information technology implementation costs. These increases were offset partially by a decrease of $13.0 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2022.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense for the year ended December 31, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
Long-lived asset and other impairment expense for the year ended December 31, 2022, was primarily due to a $19.9 million other-than-temporary impairment of our investment in White Cliffs.
For further information on Long-lived asset and other impairment expense, see Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Expense

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
Long-term and short-term debt	$(348,393)	$(326,949)	7%
Finance lease liabilities	(1,083)	(414)	162%
Commitment fees and amortization of debt-related costs	(12,395)	(12,212)	1%
Capitalized interest	13,643	5,636	142%
Interest expense	$(348,228)	$(333,939)	4%

Interest expense increased by $14.3 million for the year ended December 31, 2023, primarily due to increases of (i) $34.7 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, (ii) $10.0 million of interest incurred on the 6.350% Senior Notes due 2029 that were issued during the third quarter of 2023, and (iii) $3.0 million primarily due to borrowings on the commercial paper program that was established during the fourth quarter of 2023. These increases were offset partially by decreases of (i) $14.6 million due to credit-rating related interest rate changes and lower outstanding balances on certain senior notes, (ii) $8.0 million due to higher capitalized interest, (iii) $6.7 million due to the redemption of the total principal amount outstanding of the Floating-Rate Senior Notes due 2023 during the first quarter of 2023, and (iv) $5.1 million due to the redemption of the total principal amount outstanding of the 4.000% Senior Notes due 2022 during the second quarter of 2022. See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2023	2022	Inc/ (Dec)
Other income (expense), net	$5,679	$1,603	NM

Other income (expense), net increased by $4.1 million for the year ended December 31, 2023, primarily due to interest income earned resulting from higher interest rates and cash and cash equivalent balances throughout 2023, partially offset by interest recorded in 2023 related to a sales tax audit.

Income Tax Expense (Benefit)

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. See Note 8—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted gross margin. We define Adjusted gross margin attributable to Western Midstream Partners, LP (“Adjusted gross margin”) as total revenues and other (less reimbursements for electricity-related expenses recorded as revenue), less cost of product, plus distributions from equity investments, and excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product. We believe Adjusted gross margin is an important performance measure of our operations’ profitability and performance as compared to other companies in the midstream industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds, percent-of-product, and keep-whole contracts, (ii) costs associated with the valuation of gas and NGLs imbalances, (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties, and (iv) costs associated with our offload commitments with third parties providing firm-processing capacity. The electricity-related expenses included in our Adjusted gross margin definition relate to pass-through expenses that are recorded as Operation and maintenance expense with an offset recorded as revenue for the reimbursement by certain customers.

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

	Year Ended December 31,
thousands	2023	2022
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$3,106,476	$3,251,721
Less:
Cost of product	164,598	420,900
Depreciation and amortization	600,668	582,365
Gross margin	2,341,210	2,248,456
Add:
Distributions from equity investments	194,273	250,050
Depreciation and amortization	600,668	582,365
Less:
Reimbursed electricity-related charges recorded as revenues	102,109	81,764
Adjusted gross margin attributable to noncontrolling interests (1)	70,195	73,632
Adjusted gross margin	$2,963,847	$2,925,475
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

To facilitate investor and industry analysis, we also disclose per-Mcf Adjusted gross margin for natural-gas assets, per-Bbl Adjusted gross margin for crude-oil and NGLs assets, and per-Bbl Adjusted gross margin for produced-water assets.

	Year Ended December 31,
thousands except per-unit amounts	2023	2022
Gross margin
Gross margin for natural-gas assets (1)	$1,738,125	$1,676,732
Gross margin for crude-oil and NGLs assets (1)	368,444	346,406
Gross margin for produced-water assets (1)	259,541	245,274
Per-Mcf Gross margin for natural-gas assets (2)	1.04	1.05
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.52	1.38
Per-Bbl Gross margin for produced-water assets (2)	0.69	0.79
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$2,067,528	$2,031,600
Adjusted gross margin for crude-oil and NGLs assets	589,091	607,769
Adjusted gross margin for produced-water assets	307,228	286,106
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.28	1.32
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.48	2.46
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.83	0.94
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

	Year Ended December 31,
thousands	2023	2022
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$1,048,007	$1,251,456
Add:
Distributions from equity investments	194,273	250,050
Non-cash equity-based compensation expense	32,005	27,783
Interest expense	348,228	333,939
Income tax expense	4,385	4,187
Depreciation and amortization	600,668	582,365
Impairments	52,884	20,585
Other expense	1,739	555
Less:
Gain (loss) on divestiture and other, net	(10,102)	103,676
Gain (loss) on early extinguishment of debt	15,378	91
Equity income, net – related parties	152,959	183,483
Other income	6,976	1,648
Adjusted EBITDA attributable to noncontrolling interests (1)	48,345	54,049
Adjusted EBITDA	$2,068,633	$2,127,973
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$1,661,334	$1,701,426
Interest (income) expense, net	348,228	333,939
Accretion and amortization of long-term obligations, net	(8,151)	(7,142)
Current income tax expense (benefit)	3,341	2,188
Other (income) expense, net	(5,679)	(1,603)
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897
Changes in assets and liabilities:
Accounts receivable, net	78,346	116,296
Accounts and imbalance payables and accrued liabilities, net	68,019	7,812
Other items, net	(67,564)	(34,791)
Adjusted EBITDA attributable to noncontrolling interests (1)	(48,345)	(54,049)
Adjusted EBITDA	$2,068,633	$2,127,973
Cash flow information
Net cash provided by operating activities	$1,661,334	$1,701,426
Net cash used in investing activities	(1,607,291)	(218,237)
Net cash provided by (used in) financing activities	(67,912)	(1,398,532)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Year Ended December 31,
thousands	2023	2022
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$1,661,334	$1,701,426
Less:
Capital expenditures	735,080	487,228
Contributions to equity investments – related parties	1,153	9,632
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897
Free cash flow	$964,205	$1,268,463
Cash flow information
Net cash provided by operating activities	$1,661,334	$1,701,426
Net cash used in investing activities	(1,607,291)	(218,237)
Net cash provided by (used in) financing activities	(67,912)	(1,398,532)

Gross margin. Refer to Operating Results within this Item 7 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $92.8 million for the year ended December 31, 2023, due to a $256.3 million decrease in cost of product. This amount was offset partially by (i) a $145.2 million decrease in total revenues and other and (ii) an $18.3 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 7 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $203.4 million for the year ended December 31, 2023, primarily due to (i) a $145.2 million decrease in total revenues and other, (ii) a $113.8 million decrease in gain (loss) on divestiture and other, net, (iii) a $30.5 million decrease in equity income, net – related parties, and (iv) a $14.3 million increase in interest expense. These amounts were offset partially by (i) an $81.2 million decrease in total operating expenses and (ii) a $15.3 million increase in gain (loss) on early extinguishment of debt.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 7 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2023	2022	Inc/ (Dec)
Adjusted gross margin	$2,963,847	$2,925,475	1%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.28	1.32	(3)%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.48	2.46	1%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.83	0.94	(12)%
Adjusted EBITDA	2,068,633	2,127,973	(3)%
Free cash flow	964,205	1,268,463	(24)%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin increased by $38.4 million for the year ended December 31, 2023, primarily due to (i) increased throughput at the West Texas complex and DBM oil system, (ii) increased throughput at the Powder River Basin complex attributable to the acquisition of Meritage, and (iii) increased throughput, partially offset by decreased deficiency fees at the DBM water systems. These increases were partially offset by (i) a decrease in distributions from Cactus II, which was sold in the fourth quarter of 2022, (ii) a lower cumulative catch-up adjustment for changes in estimated consideration in 2023 as compared to 2022 and decreased demand-fee revenue, partially offset by increased throughput at the Springfield system, (iii) decreased deficiency fees at the Chipeta complex, (iv) decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023, (v) a decrease in distributions from Ranch Westex, which was acquired in the third quarter of 2022 and is included in the West Texas complex subsequent to the acquisition, and (vi) decreased throughput at the Granger complex.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.04 for the year ended December 31, 2023, primarily due to (i) a lower cumulative catch-up adjustment for changes in estimated consideration in 2023 as compared to 2022 and decreased demand-fee revenue at the Springfield system, and (ii) decreased deficiency fees at the Chipeta complex. These decreases were partially offset by (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, and (ii) increased deficiency fees at the DJ Basin complex.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.02 for the year ended December 31, 2023, primarily due to (i) decreases in throughput and distributions from Cactus II, which was sold in the fourth quarter of 2022 and had lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, (ii) a higher cumulative catch-up adjustment for changes in estimated consideration in 2023 as compared to 2022, partially offset by decreased throughput and deficiency fees at the DJ Basin oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, and (iii) an increase in distributions from FRP. These increases were partially offset by decreases in distributions from Whitethorn LLC, Mont Belvieu JV, and Saddlehorn.
Per-Bbl Adjusted gross margin for produced-water assets decreased by $0.11 for the year ended December 31, 2023, primarily due to a lower average fee resulting from a cost-of-service rate redetermination effective January 1, 2023, and lower deficiency fee revenues.

Adjusted EBITDA. Adjusted EBITDA decreased by $59.3 million for the year ended December 31, 2023, primarily due to (i) a $145.2 million decrease in total revenues and other, (ii) a $108.0 million increase in operation and maintenance expenses, (iii) a $55.8 million decrease in distributions from equity investments, and (iv) a $34.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by (i) a $256.2 million decrease in cost of product (net of lower of cost or market inventory adjustments), and (ii) a $22.1 million decrease in property and other taxes.

Free cash flow. Free cash flow decreased by $304.3 million for the year ended December 31, 2023, primarily due to (i) a $247.9 million increase in capital expenditures, (ii) a $40.1 million decrease in net cash provided by operating activities, and (iii) a $24.8 million decrease in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by an $8.5 million decrease in contributions to equity investments.

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

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2022 ranged from a high of $123.70 per barrel in March 2022 to a low of $71.02 per barrel in December 2022, and prices during the year ended December 31, 2023, ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023. Similar disruptions could occur as a consequence of the current conflict in the Middle East. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

Impact of inflation and supply-chain disruptions. The U.S. economy has recently experienced significant inflation relative to historical precedent, from, among other things, supply-chain disruptions caused by, or governmental stimulus or fiscal policies adopted in response to, the COVID-19 crisis and in connection with the war in Ukraine. More specifically, the continued bottlenecks and disruptions have caused difficulties within the U.S. and global supply chains, creating logistical delays along with labor shortages. Continued inflation has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, which has increased our operating costs and capital expenditures. Increases in inflationary pressure could materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Short- and long-term interest rates can be volatile resulting in immediate changes to interest expense on RCF borrowings, commercial paper borrowings, and other floating-rate debt securities. Any future increases in interest rates likely will result in additional increases in financing costs. As with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

Acquisition opportunities. We may pursue certain asset acquisitions where such acquisitions complement our existing asset base or allow us to capture operational efficiencies. However, if we do not make additional acquisitions on an economically accretive basis, our future growth could be limited.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity, as of December 31, 2023, included cash and cash equivalents, cash flows generated from operations, available borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the fourth quarter of 2023 of $0.575 per unit, or $223.4 million in the aggregate. The cash distribution was paid on February 13, 2024, to our unitholders of record at the close of business on February 1, 2024.
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

In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the year ended December 31, 2023, we repurchased 5,387,322 common units, which includes 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. The units were canceled immediately upon receipt. As of December 31, 2023, we had an authorized amount of $627.8 million remaining under the program.
For the year ended December 31, 2024, capital expenditures are expected to range between $700.0 million to $850.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta). Total-year capital expenditures guidance includes capital expenditures attributable to (i) a portion of Mentone Train III, which is expected to be complete and in-service at the end of the first quarter of 2024, (ii) a portion of the North Loving plant, a new 250 MMcf/d cryogenic processing plant in the North Loving area of our West Texas complex that was sanctioned in May 2023, and (iii) additional expansion capital needed to support new commercial activity.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of December 31, 2023, we had a $311.6 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Our working capital deficit was primarily due to the outstanding commercial paper borrowings being classified as short-term debt on the consolidated balance sheet. As of December 31, 2023, there was $1.4 billion in effective borrowing capacity under the RCF, after taking into account the $613.9 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for our commercial paper program. See Note 11—Selected Components of Working Capital and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2023	2022
Acquisitions	$877,746	$40,127
Capital expenditures (1)	735,080	487,228
Capital incurred (1)	752,338	534,342
_________________________________________________________________________________________
(1)For the years ended December 31, 2023 and 2022, included $13.6 million and $5.6 million, respectively, of capitalized interest.

Acquisitions for the year ended December 31, 2023, include the acquisition of Meritage. Acquisitions for the year ended December 31, 2022, include the acquisition of the remaining 50% interest in Ranch Westex. See Items Affecting the Comparability of Our Financial Results within this Item 7.
Capital expenditures increased by $247.9 million for the year ended December 31, 2023, primarily due to increases of (i) $130.4 million at the West Texas complex, primarily attributable to facility expansion, including ongoing construction of Mentone Train III and engineering and equipment milestone payments for the North Loving Plant, and pipeline projects, (ii) $55.0 million at the DBM water systems due to construction of additional water-disposal wells and facilities, pipeline build-out, and replacement projects, (iii) $39.0 million at the DBM oil system, primarily related to an increase in pipeline, oil treating, and oil pumping projects, (iv) $10.0 million related to the acquisition of Meritage, (v) $9.9 million at the DJ Basin oil system due to an increase in pipeline projects, and (vi) $8.3 million at the DJ Basin complex due to an increase in well connection and pipeline projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2023	2022
Net cash provided by (used in):
Operating activities	$1,661,334	$1,701,426
Investing activities	(1,607,291)	(218,237)
Financing activities	(67,912)	(1,398,532)
Net increase (decrease) in cash and cash equivalents	$(13,869)	$84,657

Operating activities. Net cash provided by operating activities decreased for the year ended December 31, 2023, primarily due to (i) lower distributions from equity investments, (ii) higher interest expense, and (iii) lower cash operating income. These decreases were partially offset by the impact of changes in assets and liabilities. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2023, primarily included the following:
•$877.7 million of cash paid, net of cash received, for the acquisition of Meritage;

•$735.1 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$32.3 million of increases to materials and supplies inventory; and

•$39.1 million of distributions received from equity investments in excess of cumulative earnings.

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

Financing activities. Net cash used in financing activities for the year ended December 31, 2023, primarily included the following:
•$1,495.0 million of repayments of outstanding borrowings under the RCF;

•$1,008.9 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$259.8 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases;

•$213.1 million to redeem the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value;

•$134.6 million of unit repurchases;

•$1,120.0 million of borrowings under the RCF, which were used for general partnership purposes;

•$740.6 million of net proceeds from the 6.150% Senior Notes due 2033 issued in April 2023, which were used to repay borrowings under the RCF and for general partnership purposes;

•$609.9 million of net borrowings under the commercial paper program, which were used for general partnership purposes; and

•$592.8 million of net proceeds from the 6.350% Senior Notes due 2029 issued in September 2023, which were used to fund a portion of the aggregate purchase price for the Meritage acquisition, to pay related costs and expenses, and for general partnership purposes.

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

Debt and credit facilities. As of December 31, 2023, the carrying value of outstanding debt was $7.9 billion and we have estimated future interest and RCF fee payments totaling $346.3 million in 2024. In addition, we have no senior note borrowings due within the next year and, as of December 31, 2023, have $1.4 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF, after taking into account the $613.9 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for WES Operating’s commercial paper program.
During the year ended December 31, 2023, WES Operating (i) completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029, (ii) completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033, (iii) entered into an amendment to our RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date, (iv) entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion (WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings), (v) purchased and retired $276.7 million of certain of its senior notes via open-market repurchases, and (vi) redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand.
In May 2023, Fitch Ratings upgraded WES Operating’s long-term debt from “BB+” to “BBB-.” WES Operating’s senior unsecured debt ratings are now investment grade at Standard and Poor’s, Moody’s Investors Services, and Fitch Ratings. As a result of the upgrade, annualized borrowing costs will decrease by $6.9 million on WES Operating’s senior notes that are subject to effective interest-rate adjustments from a change in credit rating.
For additional information on our senior notes, RCF, and commercial paper program, see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Finance lease liabilities. WES has finance leases with third parties for equipment, vehicles, and an NGL pipeline in Wyoming. As of December 31, 2023, we have future finance-lease payments of $7.7 million for 2024 and a total of $35.0 million in years thereafter.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in property, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2023, we expect to incur asset retirement costs of $7.6 million in 2024 and a total of $359.2 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have entered into operating leases for corporate offices, shared field offices, easements, and equipment supporting our operations, with both Occidental and third parties as lessors. As of December 31, 2023, we have future operating-lease payments of $11.6 million in 2024 and a total of $67.7 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Offload commitments. We have entered into offload agreements with third parties providing firm-processing capacity through 2025. As of December 31, 2023, we have future minimum payments under offload agreements totaling $7.7 million for 2024 and a total of $3.4 million in years thereafter.

Pipeline commitments. We have entered into transportation contracts with volume commitments on multiple pipelines through 2033. As of December 31, 2023, we have estimated future minimum-volume-commitment fees totaling $11.3 million for 2024, and a total of $67.5 million in years thereafter.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties, including Occidental, financial institutions, customers, and other parties. Generally, non-payment or non-performance results from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas- or NGLs-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. Additionally, we continue to evaluate counterparty credit risk and, in certain circumstances, are exercising our contractual rights to request adequate assurance of performance.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2023	2022	2021
Net income (loss) attributable to WES	$1,022,216	$1,217,103	$916,292
Limited partner interest in WES Operating not held by WES (1)	20,922	24,899	18,765
General and administrative expenses (2)	2,943	2,656	2,932
Other income (expense), net	(275)	(45)	(11)
Income taxes	6	7	9
Net income (loss) attributable to WES Operating	$1,045,812	$1,244,620	$937,987
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2023	2022	2021
WES net cash provided by operating activities	$1,661,334	$1,701,426	$1,766,852
General and administrative expenses (1)	2,943	2,656	2,932
Non-cash equity-based compensation expense	(581)	(570)	6,912
Changes in working capital	(15,226)	(9,341)	(11,315)
Other income (expense), net	(275)	(45)	(11)
Income taxes	6	7	9
WES Operating net cash provided by operating activities	$1,648,201	$1,694,133	$1,765,379

WES net cash provided by (used in) financing activities	$(67,912)	$(1,398,532)	$(1,752,237)
Distributions to WES unitholders (2)	978,430	735,755	533,758
Distributions to WES from WES Operating (3)	(1,119,367)	(1,219,635)	(734,034)
Increase (decrease) in outstanding checks	(52)	103	(68)
Unit repurchases	134,602	487,590	217,465
Other	15,472	9,326	4,336
WES Operating net cash provided by (used in) financing activities	$(58,827)	$(1,385,393)	$(1,730,780)
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
Management assesses property, plant, and equipment, together with any associated materials and supplies inventory and intangible assets, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Changes in our business and economic conditions are evaluated for their implications on recoverability of the assets’ carrying values. Significant downward revisions in throughput forecasts or changes in future development plans by producers, to the extent they affect our operations, may trigger an impairment assessment.
Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. The primary assumptions used to estimate undiscounted future net cash flows include long-range customer throughput forecasts and revenue, capital, and operating expense estimates. Management applies judgment in the grouping of assets for impairment assessment, determining whether there is an impairment indicator, and determinations about the future use of such assets.
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

Impairments of equity investments. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method of accounting. Management assesses its equity investments for impairment whenever events or changes in circumstances indicate their carrying amount may have experienced a decline in value that is other than temporary. When evidence of an other-than-temporary loss in value has occurred, management compares the estimated fair value of the investment to the carrying amount of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the carrying amount exceeds the estimated fair value, an impairment loss is measured as the excess of the carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted down to its estimated fair value with an offsetting charge to impairment expense.

We recognized long-lived asset and other impairments of $52.9 million for the year ended December 31, 2023, and $20.6 million (which includes an other-than-temporary impairment expense of an equity investment) for the year ended December 31, 2022. See Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2023, 2022, and 2021.

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

Fair value estimates in business combination accounting. Business combination accounting requires that assets and liabilities be recorded at their estimated fair value in connection with the initial recognition of the transaction. Estimating the fair value of assets and liabilities in connection with business combination accounting requires management to make estimates, assumptions and judgments, and in some cases management may also utilize third-party specialists to assist and advise on those estimates.
In order to estimate the fair value of acquired assets and assumed liabilities, we utilize widely accepted valuation techniques that include market and discounted cash flow approaches. These approaches utilize assumptions that include, but are not limited to, estimated future cash flows, discount rates applied to estimated future cash flows, and estimated asset replacement costs. While we believe we have made reasonable assumptions to estimate the fair value, these assumptions are inherently uncertain.
The acquisition-date fair value recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
For the year ended December 31, 2023, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.
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

Interest-rate risk. The Federal Open Market Committee increased its target range seven times for the federal funds rate in 2022 and increased its target range four times during the year ended December 31, 2023. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of December 31, 2023, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) $613.9 million of outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at December 31, 2023, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2023. The Partnership acquired Meritage Midstream Services II, LLC, in October 2023 and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023, Meritage Midstream Services II, LLC’s internal control over financial reporting associated with total assets of $1.01 billion and total revenues of $41.4 million included in the consolidated financial statements of Western Midstream Partners, LP and subsidiaries as of and for the year ended December 31, 2023.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023.

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

February 21, 2024

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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
February 21, 2024

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Partnership acquired Meritage Midstream Services II, LLC during 2023, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023, Meritage Midstream Services II, LLC’s internal control over financial reporting associated with total assets of $1.01 billion and total revenues of $41.4 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Meritage Midstream Services II, LLC.

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

/s/ KPMG LLP
Houston, Texas
February 21, 2024

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2023	2022	2021
Revenues and other
Service revenues – fee based	$2,768,757	$2,602,053	$2,462,835
Service revenues – product based	191,727	249,692	122,584
Product sales	145,024	399,023	290,947
Other	968	953	789
Total revenues and other (1)	3,106,476	3,251,721	2,877,155
Equity income, net – related parties	152,959	183,483	204,645
Operating expenses
Cost of product	164,598	420,900	322,285
Operation and maintenance	762,530	654,566	581,300
General and administrative	232,632	194,017	195,549
Property and other taxes	56,458	78,559	64,267
Depreciation and amortization	600,668	582,365	551,629
Long-lived asset and other impairments (2)	52,884	20,585	30,543
Total operating expenses (3)	1,869,770	1,950,992	1,745,573
Gain (loss) on divestiture and other, net	(10,102)	103,676	44
Operating income (loss)	1,379,563	1,587,888	1,336,271
Interest expense	(348,228)	(333,939)	(376,512)
Gain (loss) on early extinguishment of debt	15,378	91	(24,944)
Other income (expense), net	5,679	1,603	(623)
Income (loss) before income taxes	1,052,392	1,255,643	934,192
Income tax expense (benefit)	4,385	4,187	(9,807)
Net income (loss)	1,048,007	1,251,456	943,999
Net income (loss) attributable to noncontrolling interests	25,791	34,353	27,707
Net income (loss) attributable to Western Midstream Partners, LP	$1,022,216	$1,217,103	$916,292
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$1,022,216	$1,217,103	$916,292
General partner interest in net (income) loss	(23,684)	(27,541)	(19,815)
Limited partners’ interest in net income (loss) (4)	998,532	1,189,562	896,477
Net income (loss) per common unit – basic (4)	$2.61	$3.01	$2.18
Net income (loss) per common unit – diluted (4)	$2.60	$3.00	$2.18
Weighted-average common units outstanding – basic (4)	383,028	394,951	411,309
Weighted-average common units outstanding – diluted (4)	384,408	396,236	412,022
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $1.8 billion, $1.8 billion, and $1.6 billion for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(68.0) million, $(18.0) million, and $86.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$272,787	$286,656
Accounts receivable, net	666,637	554,263
Other current assets	52,986	59,506
Total current assets	992,410	900,425
Property, plant, and equipment
Cost	14,945,431	13,365,593
Less accumulated depreciation	5,290,415	4,823,993
Net property, plant, and equipment	9,655,016	8,541,600
Goodwill	4,783	4,783
Other intangible assets	681,408	713,075
Equity investments	904,535	944,696
Other assets (1)	233,455	167,049
Total assets (2)	$12,471,607	$11,271,628
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$362,451	$360,562
Short-term debt	617,748	215,780
Accrued ad valorem taxes	61,285	72,875
Accrued liabilities	262,572	254,640
Total current liabilities	1,304,056	903,857
Long-term liabilities
Long-term debt	7,283,556	6,569,582
Deferred income taxes	15,468	14,424
Asset retirement obligations	359,185	290,021
Other liabilities	480,212	385,629
Total long-term liabilities	8,138,421	7,259,656
Total liabilities (3)	9,442,477	8,163,513
Equity and partners’ capital
Common units (379,519,983 and 384,070,984 units issued and outstanding at December 31, 2023 and 2022, respectively)	2,894,231	2,969,604
General partner units (9,060,641 units issued and outstanding at December 31, 2023 and 2022)	3,193	2,105
Total partners’ capital	2,897,424	2,971,709
Noncontrolling interests	131,706	136,406
Total equity and partners’ capital	3,029,130	3,108,115
Total liabilities, equity, and partners’ capital	$12,471,607	$11,271,628
________________________________________________________________________________________
(1)Other assets includes $5.7 million and $6.5 million of NGLs line-fill inventory as of December 31, 2023 and 2022, respectively. Other assets also includes $96.3 million and $60.4 million of materials and supplies inventory as of December 31, 2023 and 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of December 31, 2023 and 2022, which includes related-party Accounts receivable, net of $358.1 million and $313.9 million as of December 31, 2023 and 2022, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $378.8 million and $312.3 million as of December 31, 2023 and 2022, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2020	$2,778,339	$(17,208)	$134,081	$2,895,212
Net income (loss)	896,477	19,815	27,707	943,999
Distributions to Chipeta noncontrolling interest owner	—	—	(9,117)	(9,117)
Distributions to noncontrolling interest owner of WES Operating	—	—	(14,984)	(14,984)
Distributions to Partnership unitholders	(522,269)	(11,489)	—	(533,758)
Unit repurchases (1)	(217,465)	—	—	(217,465)
Contributions of equity-based compensation from Occidental	10,087	—	—	10,087
Equity-based compensation expense	17,589	—	—	17,589
Net contributions from (distributions to) related parties	8,533	—	—	8,533
Other	(4,336)	—	—	(4,336)
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	1,189,562	27,541	34,353	1,251,456
Distributions to Chipeta noncontrolling interest owner	—	—	(10,736)	(10,736)
Distributions to noncontrolling interest owner of WES Operating	—	—	(24,898)	(24,898)
Distributions to Partnership unitholders	(719,201)	(16,554)	—	(735,755)
Unit repurchases (1)	(487,590)	—	—	(487,590)
Contributions of equity-based compensation from Occidental	2,277	—	—	2,277
Equity-based compensation expense	25,506	—	—	25,506
Net contributions from (distributions to) related parties	1,423	—	—	1,423
Other	(9,328)	—	—	(9,328)
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	998,532	23,684	25,791	1,048,007
Distributions to Chipeta noncontrolling interest owner	—	—	(7,641)	(7,641)
Distributions to noncontrolling interest owner of WES Operating	—	—	(22,850)	(22,850)
Distributions to Partnership unitholders	(955,834)	(22,596)	—	(978,430)
Unit repurchases (1)	(134,602)	—	—	(134,602)
Equity-based compensation expense	32,005	—	—	32,005
Other	(15,474)	—	—	(15,474)
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
_________________________________________________________________________________________
(1)See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,048,007	$1,251,456	$943,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	600,668	582,365	551,629
Long-lived asset and other impairments	52,884	20,585	30,543
Non-cash equity-based compensation expense	32,005	27,783	27,676
Deferred income taxes	1,044	1,999	(9,770)
Accretion and amortization of long-term obligations, net	8,151	7,142	7,635
Equity income, net – related parties	(152,959)	(183,483)	(204,645)
Distributions from equity-investment earnings – related parties	155,169	186,153	213,516
(Gain) loss on divestiture and other, net	10,102	(103,676)	(44)
(Gain) loss on early extinguishment of debt	(15,378)	(91)	24,944
Other	442	510	260
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(78,346)	(116,296)	16,366
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(68,019)	(7,812)	114,887
Change in other items, net	67,564	34,791	49,856
Net cash provided by operating activities	1,661,334	1,701,426	1,766,852
Cash flows from investing activities
Capital expenditures	(735,080)	(487,228)	(313,674)
Acquisitions from third parties	(877,746)	(40,127)	—
Contributions to equity investments – related parties	(1,153)	(9,632)	(4,435)
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897	41,385
Proceeds from the sale of assets to related parties	—	200	—
Proceeds from the sale of assets to third parties	(87)	264,121	8,102
(Increase) decrease in materials and supplies inventory and other	(32,329)	(9,468)	11,084
Net cash used in investing activities	(1,607,291)	(218,237)	(257,538)
Cash flows from financing activities
Borrowings, net of debt issuance costs	2,448,733	1,389,010	480,000
Repayments of debt	(1,967,928)	(1,518,548)	(1,432,966)
Commercial paper borrowings (repayments), net	609,916	—	—
Increase (decrease) in outstanding checks	3,516	2,206	(21,631)
Distributions to Partnership unitholders (1)	(978,430)	(735,755)	(533,758)
Distributions to Chipeta noncontrolling interest owner	(7,641)	(10,736)	(9,117)
Distributions to noncontrolling interest owner of WES Operating	(22,850)	(24,898)	(14,984)
Net contributions from (distributions to) related parties	—	1,423	8,533
Unit repurchases (1)	(134,602)	(487,590)	(217,465)
Other	(18,626)	(13,644)	(10,849)
Net cash provided by (used in) financing activities	(67,912)	(1,398,532)	(1,752,237)
Net increase (decrease) in cash and cash equivalents	(13,869)	84,657	(242,923)
Cash and cash equivalents at beginning of period	286,656	201,999	444,922
Cash and cash equivalents at end of period	$272,787	$286,656	$201,999
Supplemental disclosures
Interest paid, net of capitalized interest	$326,948	$355,363	$375,007
Income taxes paid (reimbursements received)	4,131	912	938
Accrued capital expenditures	99,610	82,353	35,240
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)
Western Midstream Operating, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
February 21, 2024

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2023	2022	2021
Revenues and other
Service revenues – fee based	$2,768,757	$2,602,053	$2,462,835
Service revenues – product based	191,727	249,692	122,584
Product sales	145,024	399,023	290,947
Other	968	953	789
Total revenues and other (1)	3,106,476	3,251,721	2,877,155
Equity income, net – related parties	152,959	183,483	204,645
Operating expenses
Cost of product	164,598	420,900	322,285
Operation and maintenance	762,530	654,566	581,300
General and administrative	229,689	191,361	192,617
Property and other taxes	56,458	78,559	64,267
Depreciation and amortization	600,668	582,365	551,629
Long-lived asset and other impairments (2)	52,884	20,585	30,543
Total operating expenses (3)	1,866,827	1,948,336	1,742,641
Gain (loss) on divestiture and other, net	(10,102)	103,676	44
Operating income (loss)	1,382,506	1,590,544	1,339,203
Interest expense	(348,228)	(333,939)	(376,512)
Gain (loss) on early extinguishment of debt	15,378	91	(24,944)
Other income (expense), net	5,404	1,558	(634)
Income (loss) before income taxes	1,055,060	1,258,254	937,113
Income tax expense (benefit)	4,379	4,180	(9,816)
Net income (loss)	1,050,681	1,254,074	946,929
Net income (loss) attributable to noncontrolling interest	4,869	9,454	8,942
Net income (loss) attributable to Western Midstream Operating, LP	$1,045,812	$1,244,620	$937,987
________________________________________________________________________________________
(1)Total revenues and other includes $1.8 billion, $1.8 billion, and $1.6 billion for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(64.7) million, $(15.0) million, and $89.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$268,184	$286,101
Accounts receivable, net	666,615	554,263
Other current assets	50,468	57,291
Total current assets	985,267	897,655
Property, plant, and equipment
Cost	14,945,431	13,365,593
Less accumulated depreciation	5,290,415	4,823,993
Net property, plant, and equipment	9,655,016	8,541,600
Goodwill	4,783	4,783
Other intangible assets	681,408	713,075
Equity investments	904,535	944,696
Other assets (1)	231,644	166,450
Total assets (2)	$12,462,653	$11,268,259
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$392,752	$404,468
Short-term debt	617,748	215,780
Accrued ad valorem taxes	61,285	72,875
Accrued liabilities	203,461	197,289
Total current liabilities	1,275,246	890,412
Long-term liabilities
Long-term debt	7,283,556	6,569,582
Deferred income taxes	15,468	14,424
Asset retirement obligations	359,185	290,021
Other liabilities	476,844	383,713
Total long-term liabilities	8,135,053	7,257,740
Total liabilities (3)	9,410,299	8,148,152
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at December 31, 2023, and 2022)	3,027,031	3,092,012
Total partners’ capital	3,027,031	3,092,012
Noncontrolling interest	25,323	28,095
Total equity and partners’ capital	3,052,354	3,120,107
Total liabilities, equity, and partners’ capital	$12,462,653	$11,268,259
_________________________________________________________________________________________
(1)Other assets includes $5.7 million and $6.5 million of NGLs line-fill inventory as of December 31, 2023 and 2022, respectively. Other assets also includes $96.3 million and $60.4 million of materials and supplies inventory as of December 31, 2023 and 2022, respectively.
(2)Total assets includes related-party amounts of $1.3 billion as of December 31, 2023 and 2022, which includes related-party Accounts receivable, net of $358.1 million and $313.9 million as of December 31, 2023 and 2022, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $409.5 million and $356.0 million as of December 31, 2023 and 2022, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2020	$2,831,199	$29,552	$2,860,751
Net income (loss)	937,987	8,942	946,929
Distributions to Chipeta noncontrolling interest owner	—	(9,117)	(9,117)
Distributions to WES Operating unitholders	(749,018)	—	(749,018)
Contributions of equity-based compensation from Occidental	10,087	—	10,087
Contributions of equity-based compensation from WES	24,501	—	24,501
Net contributions from (distributions to) related parties	8,533	—	8,533
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	1,244,620	9,454	1,254,074
Distributions to Chipeta noncontrolling interest owner	—	(10,736)	(10,736)
Distributions to WES Operating unitholders	(1,244,533)	—	(1,244,533)
Contributions of equity-based compensation from Occidental	2,277	—	2,277
Contributions of equity-based compensation from WES	24,936	—	24,936
Net contributions from (distributions to) related parties	1,423	—	1,423
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	1,045,812	4,869	1,050,681
Distributions to Chipeta noncontrolling interest owner	—	(7,641)	(7,641)
Distributions to WES Operating unitholders	(1,142,217)	—	(1,142,217)
Contributions of equity-based compensation from WES	31,424	—	31,424
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,050,681	$1,254,074	$946,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	600,668	582,365	551,629
Long-lived asset and other impairments	52,884	20,585	30,543
Non-cash equity-based compensation expense	31,424	27,213	34,588
Deferred income taxes	1,044	1,999	(9,770)
Accretion and amortization of long-term obligations, net	8,151	7,142	7,635
Equity income, net – related parties	(152,959)	(183,483)	(204,645)
Distributions from equity-investment earnings – related parties	155,169	186,153	213,516
(Gain) loss on divestiture and other, net	10,102	(103,676)	(44)
(Gain) loss on early extinguishment of debt	(15,378)	(91)	24,944
Other	442	510	260
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(78,324)	(116,296)	(28,965)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(83,332)	(17,189)	150,055
Change in other items, net	67,629	34,827	48,704
Net cash provided by operating activities	1,648,201	1,694,133	1,765,379
Cash flows from investing activities
Capital expenditures	(735,080)	(487,228)	(313,674)
Acquisitions from third parties	(877,746)	(40,127)	—
Contributions to equity investments – related parties	(1,153)	(9,632)	(4,435)
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897	41,385
Proceeds from the sale of assets to related parties	—	200	—
Proceeds from the sale of assets to third parties	(87)	264,121	8,102
(Increase) decrease in materials and supplies inventory and other	(32,329)	(9,468)	11,084
Net cash used in investing activities	(1,607,291)	(218,237)	(257,538)
Cash flows from financing activities
Borrowings, net of debt issuance costs	2,448,733	1,389,010	480,000
Repayments of debt	(1,967,928)	(1,518,548)	(1,432,966)
Commercial paper borrowings (repayments), net	609,916	—	—
Increase (decrease) in outstanding checks	3,464	2,309	(21,699)
Distributions to WES Operating unitholders (1)	(1,142,217)	(1,244,533)	(749,018)
Distributions to Chipeta noncontrolling interest owner	(7,641)	(10,736)	(9,117)
Net contributions from (distributions to) related parties	—	1,423	8,533
Other	(3,154)	(4,318)	(6,513)
Net cash provided by (used in) financing activities	(58,827)	(1,385,393)	(1,730,780)
Net increase (decrease) in cash and cash equivalents	(17,917)	90,503	(222,939)
Cash and cash equivalents at beginning of period	286,101	195,598	418,537
Cash and cash equivalents at end of period	$268,184	$286,101	$195,598
Supplemental disclosures
Interest paid, net of capitalized interest	$326,948	$355,363	$375,007
Income taxes paid (reimbursements received)	4,131	912	938
Accrued capital expenditures	99,610	82,353	35,240
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of December 31, 2023, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	18	2	3	1
Treating facilities	38	3	—	—
Natural-gas processing plants/trains	24	3	—	3
NGLs pipelines	3	—	—	5
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	3
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
The following table outlines the ownership interests and the accounting method of consolidation used in the consolidated financial statements for entities not wholly owned (see Note 7):

Percentage Interest
Full consolidation
Chipeta (1)	75.00%
Proportionate consolidation (2)
Springfield system	50.10%
Marcellus Interest systems	33.75%
Equity investments (3)
Mi Vida JV LLC (“Mi Vida”)	50.00%
Front Range Pipeline LLC (“FRP”)	33.33%
Red Bluff Express Pipeline, LLC (“Red Bluff Express”)	30.00%
Enterprise EF78 LLC (“Mont Belvieu JV”)	25.00%
Rendezvous Gas Services, LLC (“Rendezvous”)	22.00%
Texas Express Pipeline LLC (“TEP”)	20.00%
Texas Express Gathering LLC (“TEG”)	20.00%
Whitethorn Pipeline Company LLC (“Whitethorn LLC”)	20.00%
Saddlehorn Pipeline Company LLC (“Saddlehorn”)	20.00%
Panola Pipeline Company, LLC (“Panola”)	15.00%
White Cliffs Pipeline, LLC (“White Cliffs”)	10.00%
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of December 31, 2023 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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
The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As such, debt fair values as presented in Note 13 use Level-2 inputs.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and outstanding borrowings on the revolving credit facility and commercial paper program reported on the consolidated balance sheets approximate fair value due to the short-term nature of these items.

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
As of December 31, 2023, there are no negative indications regarding the collectability of significant receivables and the Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2023 and 2022.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2023, imbalance receivables and payables were $5.1 million and $7.2 million, respectively. As of December 31, 2022, imbalance receivables and payables were $32.7 million and $32.5 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

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
Management assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets, as described in Note 10, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to Long-lived asset and other impairments. Refer to Note 9 for a description of impairments recorded during the years ended December 31, 2023, 2022, and 2021.

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
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for the Partnership for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal year 2024 annual financial statements. The Partnership is currently evaluating the impact this guidance will have on disclosures in the Notes to Consolidated Financial Statements. This standard will have no impact to the Partnership’s financial statements, but will result in additional disclosure.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Defined-contribution plan. Employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $24.6 million, $21.8 million, and $23.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Partnership income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of the Partnership’s investment in WES Operating. The Partnership’s accounting policy is to “look through” its investment in WES Operating for purposes of calculating deferred income tax asset and liability balances attributable to the Partnership’s interests in WES Operating. The Partnership had no material uncertain tax positions at December 31, 2023 or 2022.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES Operating had no material uncertain tax positions at December 31, 2023 or 2022.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2023	2022	2021
Revenue from customers
Service revenues – fee based	$2,768,757	$2,602,053	$2,283,584
Service revenues – product based	191,727	249,692	122,584
Product sales	145,024	399,023	290,947
Total revenue from customers	3,105,508	3,250,768	2,697,115
Revenue from other than customers
Lease revenue (1)	—	—	179,251
Other	968	953	789
Total revenues and other	$3,106,476	$3,251,721	$2,877,155
_________________________________________________________________________________________
(1)Includes fixed- and variable-lease revenue from an operating and maintenance agreement entered into with Occidental. See Note 6 and Note 14.

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $661.6 million and $545.0 million as of December 31, 2023 and 2022, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2023	2022
Contract assets balance at beginning of year	$22,561	$22,557
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(6,678)	(7,683)
Additional estimated revenues recognized	9,487	5,531
Cumulative catch-up adjustment for change in estimated consideration	13,922	2,156
Contract assets balance at end of year	$39,292	$22,561

	December 31,
thousands	2023	2022
Other current assets	$9,595	$3,381
Other assets	29,697	19,180
Total contract assets from contracts with customers	$39,292	$22,561

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

	Year Ended December 31,
thousands	2023	2022
Contract liabilities balance at beginning of year	$369,285	$313,146
Cash received or receivable, excluding revenues recognized during the period	84,336	71,097
Revenues recognized that were included in the contract liability balance at the beginning of the period	(15,572)	(16,158)
Cumulative catch-up adjustment for change in estimated consideration	(4,363)	1,200
Amounts acquired with the acquisition of Meritage (1)	11,813	—
Contract liabilities balance at end of year	$445,499	$369,285

	December 31,
thousands	2023	2022
Accrued liabilities	$16,866	$20,903
Other liabilities	428,633	348,382
Total contract liabilities from contracts with customers	$445,499	$369,285
_________________________________________________________________________________________
(1)See Note 3.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023, are presented in the following table. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2024	$1,145,612
2025	1,097,142
2026	1,019,676
2027	927,846
2028	665,106
Thereafter	2,127,654
Total	$6,983,036

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS AND DIVESTITURES

Meritage. On October 13, 2023, the Partnership closed on the acquisition of Meritage Midstream Services II, LLC (“Meritage”) for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from the Partnership’s $600.0 million senior note issuance in September 2023 (see Note 13) and borrowings on the senior unsecured revolving credit facility (“RCF”). The $877.7 million included as Acquisitions from third parties in the consolidated statements of cash flows includes the cash purchase price adjusted for working capital and certain customary post-closing adjustments, and reduced by the $38.4 million of cash acquired (as presented in the table below).
The assets acquired, located in Converse, Campbell, and Johnson counties, Wyoming, include approximately 1,500 miles of high- and low-pressure natural-gas gathering pipelines, approximately 380 MMcf/d of natural-gas processing capacity, and the Thunder Creek NGL pipeline, which is a 120 mile, 38 MBbls/d FERC-regulated NGL pipeline that connects to the processing facility. The acquisition expands the Partnership’s existing Powder River Basin asset base, increasing total natural-gas processing capacity in that region to 440 MMcf/d.
The Meritage acquisition has been accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in the Meritage acquisition were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Meritage acquisition were included in the Partnership’s consolidated statements of operations beginning on the acquisition date in the fourth quarter of 2023. For the year ended December 31, 2023, acquisition-related transaction costs of $6.1 million, consisting primarily of third-party consulting and legal fees, are included in General and administrative expenses in the consolidated statements of operations.
The following is the preliminary acquisition-date fair value as of December 31, 2023, for the assets acquired and liabilities assumed in the Meritage acquisition. The preliminary fair values are subject to change within the measurement period (up to one year from the acquisition date), pending a final determination of the fair value of certain customary post-closing working capital adjustments.

thousands
Assets acquired:
Cash and cash equivalents	$38,412
Accounts receivable, net	34,060
Other current assets	1,980
Property, plant, and equipment	925,905
Other assets	6,498
Total assets acquired	1,006,855
Liabilities assumed:
Accounts payable and accrued liabilities	34,733
Other current liabilities	5,451
Asset retirement obligation	22,156
Other liabilities	28,356
Total liabilities assumed	90,696
Net assets acquired	$916,159

The acquisition-date fair values are based on an assessment of the fair value of the assets acquired and liabilities assumed in the Meritage acquisition using inputs that are not observable in the market and thus represent Level 3 inputs. The fair values of the processing plants, gathering system, and related facilities and equipment are based on market and cost approaches.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. ACQUISITIONS AND DIVESTITURES

The following table presents pro forma condensed financial information of the Partnership as if the Meritage acquisition had occurred on January 1, 2022:

	Year Ended December 31,
thousands	2023	2022
Revenues and other	$3,239,035	$3,408,767
Net income (loss) attributable to Western Midstream Partners, LP	1,003,204	1,213,106

The following table presents pro forma condensed financial information of WES Operating (which are included in the Partnership’s pro forma condensed financial information) as if the Meritage acquisition had occurred on January 1, 2022:

	Year Ended December 31,
thousands	2023	2022
Revenues and other	$3,239,035	$3,408,767
Net income (loss) attributable to Western Midstream Operating, LP	1,026,800	1,240,623

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Meritage acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The pro forma adjustments reflect pre-acquisition results of the Meritage acquisition including (i) adjustments of $105.0 million and $221.6 million for the years ended December 31, 2023 and 2022, respectively, to decrease revenues and cost of product to apply the Partnership’s revenue recognition policy to record revenue and cost of product on a net basis within revenues for certain contracts; (ii) adjustments of $5.0 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively, to decrease depreciation and amortization expense based on the acquisition-date fair value of property, plant, and equipment and estimated useful lives; and (iii) adjustments of $1.8 million to decrease interest expense and $20.9 million to increase interest expense for the years ended December 31, 2023 and 2022, respectively, related to the $600.0 million senior note issuance in September 2023 and borrowings on the RCF to finance the Meritage acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information reflects recurring adjustments, but does not reflect any cost savings or other synergies anticipated as a result of the Meritage acquisition, nor any future acquisition-related expenses.
The pro forma information in the table above includes $41.4 million of revenues and $24.6 million of operating expenses attributable to the assets acquired as part of the Meritage acquisition that are included in the Partnership’s and WES Operating’s consolidated statements of operations for the year ended December 31, 2023.

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2021
March 31	$0.315	$132,969	May 14, 2021	April 30, 2021
June 30	0.319	134,662	August 13, 2021	July 30, 2021
September 30	0.323	134,862	November 12, 2021	November 1, 2021
December 31	0.327	134,749	February 14, 2022	January 31, 2022
2022
March 31	$0.500	$206,197	May 13, 2022	May 2, 2022
June 30	0.500	197,744	August 12, 2022	August 1, 2022
September 30	0.500	197,065	November 14, 2022	October 31, 2022
December 31	0.500	196,569	February 13, 2023	February 1, 2023
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
_________________________________________________________________________________________
(1)Includes the regular quarterly distribution of $0.500 per unit, or $196.8 million, as well as the Enhanced Distribution of $0.356 per unit discussed below.

To facilitate the distribution of available cash, during 2022 the Partnership adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of the Partnership’s business and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of total principal debt outstanding less total cash on hand as of the end of such period, as compared to trailing-twelve-months Adjusted EBITDA), after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within Part II, Item 7 of this Form 10-K. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to the Partnership’s 2022 performance, which was paid in conjunction with the regular first-quarter 2023 distribution on May 15, 2023.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2021
March 31	$137,030	May 2021
June 30	140,217	August 2021
September 30	140,217	November 2021
December 31	140,217	February 2022
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

In addition to the distributions above, during the years ended December 31, 2023 and 2022, WES Operating made distributions of $130.1 million and $463.8 million, respectively, to the Partnership and WGRAH. The Partnership used its portion of the distributions to repurchase common units. See Note 5.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of December 31, 2023, Occidental held 185,181,578 common units, representing a 47.7% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 194,338,405 common units, representing a 50.0% limited partner interest in the Partnership.
In March 2021, an affiliate of Occidental sold 11,500,000 of the Partnership’s common units it held through an underwritten offering, including 1,500,000 common units pursuant to the full exercise of the underwriters’ over-allotment option. The Partnership did not receive any proceeds from the public offering.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Partnership repurchased 5,387,322 common units, which includes 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. During the year ended December 31, 2022, the Partnership repurchased 19,532,305 common units, which includes 10,000,000 common units repurchased from Occidental, on the open market for an aggregate purchase price of $487.6 million. The units were canceled immediately upon receipt. As of December 31, 2023, the Partnership had an authorized amount of $627.8 million remaining under the program.
In November 2020, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2021 (the “Purchase Program”). The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Partnership repurchased 8,707,869 common units on the open market during the years ended December 31, 2021, for an aggregate purchase price of $167.2 million. In addition, the Partnership repurchased 2,500,000 common units from Occidental during the year ended December 31, 2021, for an aggregate purchase price of $50.2 million. The units were canceled by the Partnership immediately upon receipt. As of December 31, 2021, the entire $250.0 million authorized program had been fulfilled.

Holdings of WES Operating equity. As of December 31, 2023, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Year Ended December 31,
thousands except per-unit amounts	2023	2022	2021
Net income (loss)
Limited partners’ interest in net income (loss)	$998,532	$1,189,562	$896,477
Weighted-average common units outstanding
Basic	383,028	394,951	411,309
Dilutive effect of non-vested phantom units	1,380	1,285	713
Diluted	384,408	396,236	412,022
Excluded due to anti-dilutive effect	114	554	589
Net income (loss) per common unit
Basic	$2.61	$3.01	$2.18
Diluted	$2.60	$3.00	$2.18

WES Operating’s net income (loss) per common unit. Net income (loss) per common unit for WES Operating is not calculated because it has no publicly traded units.

6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2023	2022	2021
Revenues and other
Service revenues – fee based	$1,773,914	$1,674,959	$1,589,367
Service revenues – product based	16,497	56,907	11,888
Product sales	43,683	63,367	31,103
Total revenues and other	1,834,094	1,795,233	1,632,358
Equity income, net – related parties (1)	152,959	183,483	204,645
Operating expenses
Cost of product (2)	(72,903)	(25,447)	42,805
Operation and maintenance	4,618	5,081	27,805
General and administrative (3)	284	2,338	15,613
Total operating expenses	(68,001)	(18,028)	86,223
Gain (loss) on divestiture and other, net	—	(1,756)	420
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Balances for the years ended December 31, 2022 and 2021, include equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). The balance for the year ended December 31, 2021, also includes amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Consolidated balance sheets
	December 31,
thousands	2023	2022
Assets
Accounts receivable, net	$358,141	$313,937
Other current assets	1,260	1,578
Equity investments (1)	904,535	944,696
Other assets	43,216	29,058
Total assets	1,307,152	1,289,269
Liabilities
Accounts and imbalance payables	38,541	32,150
Accrued liabilities	4,979	11,756
Other liabilities (2)	335,320	268,399
Total liabilities	378,840	312,305
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2023	2022	2021
Distributions from equity-investment earnings – related parties	$155,169	$186,153	$213,516
Capital expenditures	—	(470)	(2,000)
Proceeds from the sale of assets to related parties	—	200	—
Contributions to equity investments – related parties	(1,153)	(9,632)	(4,435)
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897	41,385
Distributions to Partnership unitholders (1)	(494,127)	(372,468)	(272,192)
Distributions to WES Operating unitholders (2)	(22,850)	(24,898)	(14,984)
Net contributions from (distributions to) related parties	—	1,423	8,533
Unit repurchases from Occidental (3)	(127,500)	(252,500)	(50,225)
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2023	2022	2021
General and administrative (1)	$3,554	$5,373	$18,365
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating. Balances for the years ended December 31, 2022 and 2021, include equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6). The balance for the year ended December 31, 2021, also includes amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Note 6).

Consolidated balance sheets
	December 31,
thousands	2023	2022
Other current assets	$1,235	$1,487
Other assets	41,405	28,459
Accounts and imbalance payables (1)	69,472	76,131
Accrued liabilities	4,662	11,439
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2023	2022	2021
Distributions to WES Operating unitholders (1)	$(1,142,217)	$(1,244,533)	$(749,018)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 34%, 35%, and 36% for the years ended December 31, 2023, 2022, and 2021, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 86%, 89%, and 89% for the years ended December 31, 2023, 2022, and 2021, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 78%, 80%, and 87% for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Operating leases. Certain surface-use and salt-water disposal agreements between an affiliate of Occidental and certain wholly owned subsidiaries of the Partnership are classified as operating leases (see Related-party commercial agreement below). In addition, the Partnership has entered into operating leases for corporate and shared field offices with Occidental as the lessor.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Incentive Plans. General and administrative expense for the years ended December 31, 2022 and 2021, includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $2.3 million and $10.1 million for the years ended December 31, 2022 and 2021, respectively. These amounts are reflected as contributions to partners’ capital in the consolidated statements of equity and partners’ capital.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments:

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

thousands	Balance at December 31, 2022	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Balance at December 31, 2023
White Cliffs	$16,095	$2,094	$—	$(1,720)	$(3,221)	$13,248
Rendezvous	16,114	(2,621)	—	(638)	(2,040)	10,815
Mont Belvieu JV	91,310	23,476	—	(23,128)	(3,102)	88,556
TEG	15,856	3,504	700	(3,527)	(1,348)	15,185
TEP	184,687	35,578	—	(35,829)	(11,877)	172,559
FRP	192,716	47,829	—	(48,003)	(5,991)	186,551
Whitethorn LLC	146,595	(6,870)	132	6,398	(1,456)	144,799
Saddlehorn	104,191	24,003	—	(23,545)	(2,889)	101,760
Panola	19,311	2,507	—	(2,638)	(464)	18,716
Mi Vida	48,862	9,135	—	(8,215)	(4,358)	45,424
Red Bluff Express	108,959	14,324	321	(14,324)	(2,358)	106,922
Total	$944,696	$152,959	$1,153	$(155,169)	$(39,104)	$904,535
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The investment balance in White Cliffs at December 31, 2023, is $23.9 million less than the Partnership’s underlying equity in White Cliffs’ net assets. During the year ended December 31, 2022, the Partnership recognized an impairment loss of $19.9 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $16.1 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.
The investment balance in Rendezvous at December 31, 2023, includes $20.6 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
The investment balance in Whitethorn LLC at December 31, 2023, is $32.8 million less than the Partnership’s underlying equity in Whitethorn LLC’s net assets, primarily due to terms of the acquisition agreement which provided the Partnership a share of pre-acquisition operating cash flow. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of Whitethorn.
The investment balance in Saddlehorn at December 31, 2023, was $17.1 million less than the Partnership’s underlying equity in Saddlehorn’s net assets, primarily due to income from an expansion project that was funded by Saddlehorn’s other owners being disproportionately allocated to the Partnership beginning in the second quarter of 2020. This difference will be accreted to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of the Saddlehorn pipeline.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2023	2022	2021
Revenues	$1,572,120	$1,922,733	$1,808,791
Operating income	619,597	661,779	946,299
Net income	623,593	661,916	945,801

	December 31,
thousands	2023	2022
Current assets	$302,675	$293,539
Property, plant, and equipment, net	4,114,540	4,278,398
Other assets	50,693	52,163
Total assets	$4,467,908	$4,624,100
Current liabilities	$130,028	$123,897
Non-current liabilities	17,920	17,660
Equity	4,319,960	4,482,543
Total liabilities and equity	$4,467,908	$4,624,100

8. INCOME TAXES

The Partnership is not a taxable entity for U.S. federal income tax purposes; therefore, the federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the years ended December 31, 2023 and 2022, the variance from the federal statutory rate was primarily due to the Texas margin tax liability. For the year ended December 31, 2021, the variance from the federal statutory rate was primarily impacted by a state margin rate reduction associated with Occidental’s settlement of state audit matters and the Texas margin tax liability.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2023	2022	2021
Current state income tax expense (benefit)	$3,341	$2,188	$(37)
Deferred state income tax expense (benefit)	1,044	1,999	(9,770)
Total income tax expense (benefit)	$4,385	$4,187	$(9,807)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2023	2022	2021
Income (loss) before income taxes	$1,052,392	$1,255,643	$934,192
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Texas margin tax expense (benefit) (1)	4,385	4,187	(9,807)
Income tax expense (benefit)	$4,385	$4,187	$(9,807)
Effective tax rate	—%	—%	(1)%
_________________________________________________________________________________________
(1)Includes a tax benefit of $12.5 million for the year ended December 31, 2021, related to a reduced Texas margin tax rate resulting from Occidental’s settlement of state audit matters.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2023	2022
Depreciable property	$(15,467)	$(14,114)
Other intangible assets	(588)	(603)
Other	587	293
Net long-term deferred income tax liabilities	$(15,468)	$(14,424)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2023	2022
Land	N/A	$12,504	$10,982
Gathering systems – pipelines	30 years	5,890,607	5,519,592
Gathering systems – compressors	15 years	2,553,602	2,266,410
Processing complexes and treating facilities	25 years	3,745,332	3,419,201
Transportation pipeline and equipment	3 to 48 years	259,314	174,241
Produced-water disposal systems	20 years	1,098,616	932,627
Assets under construction	N/A	479,368	263,353
Other	3 to 40 years	906,088	779,187
Total property, plant, and equipment		14,945,431	13,365,593
Less accumulated depreciation		5,290,415	4,823,993
Net property, plant, and equipment		$9,655,016	$8,541,600

“Assets under construction” represents property that is not yet placed into productive service as of the respective balance sheet date and is excluded from capitalized costs being depreciated.

Long-lived asset impairments. During the year ended December 31, 2023, the Partnership recognized a long-lived asset impairment of $52.1 million for assets located in the Rockies due to a reduction in estimated future cash flows resulting from a contract termination notice received in the first quarter of 2023. This asset was impaired to its estimated fair value of $22.8 million. The fair value was measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future EBITDA and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs.
During the year ended December 31, 2021, the Partnership recognized a long-lived asset impairment of $14.2 million at the DJ Basin complex due to cancellation of projects.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. GOODWILL AND OTHER INTANGIBLES

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. The Partnership’s goodwill had been allocated to two reporting units: (i) gathering and processing and (ii) transportation. As of December 31, 2023, the carrying value of goodwill for the gathering and processing reporting unit was zero and goodwill allocated to the transportation reporting unit was $4.8 million. The Partnership’s annual goodwill impairment assessment indicated no impairment for the year ended December 31, 2023.

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
The Partnership assesses other intangible assets for impairment together with the related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. See Property, plant, and equipment and other intangible assets in Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets.
The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2023	2022
Gross carrying value	$979,863	$979,863
Accumulated amortization	(298,455)	(266,788)
Other intangible assets	$681,408	$713,075

Amortization expense for intangible assets was $31.7 million for each of the years ended December 31, 2023, 2022, and 2021. Intangible asset amortization to be recorded in each of the next five years is estimated to be $31.7 million per year.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2023	2022	2023	2022
Trade receivables, net	$665,892	$548,859	$665,892	$548,859
Other receivables, net	745	5,404	723	5,404
Total accounts receivable, net	$666,637	$554,263	$666,615	$554,263

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2023	2022	2023	2022
NGLs inventory	$2,557	$3,797	$2,557	$3,797
Imbalance receivables	5,056	32,658	5,056	32,658
Prepaid insurance	21,065	13,262	18,571	11,139
Contract assets	9,595	3,381	9,595	3,381
Other	14,713	6,408	14,689	6,316
Total other current assets	$52,986	$59,506	$50,468	$57,291

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2023	2022	2023	2022
Accrued interest expense	$124,937	$110,486	$124,937	$110,486
Short-term asset retirement obligations	7,606	10,493	7,606	10,493
Short-term remediation and reclamation obligations	5,490	5,383	5,490	5,383
Income taxes payable	2,908	2,428	2,908	2,428
Contract liabilities	16,866	20,903	16,866	20,903
Accrued payroll and benefits	55,237	44,855	2,243	—
Other	49,528	60,092	43,411	47,596
Total accrued liabilities	$262,572	$254,640	$203,461	$197,289

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2023	2022
Carrying amount of asset retirement obligations at beginning of year	$300,514	$308,209
Liabilities incurred	34,929	10,513
Liabilities settled	(11,273)	(10,115)
Accretion expense	15,040	14,474
Revisions in estimated liabilities	27,581	(22,567)
Carrying amount of asset retirement obligations at end of year	$366,791	$300,514

Liabilities incurred for the year ended December 31, 2023, primarily related to the acquisition of Meritage and expansion activity in West Texas. Revisions in estimated liabilities for the year ended December 31, 2023, primarily related to an increase in expected settlement costs across all areas of operations.
Revisions in estimated liabilities for the year ended December 31, 2022, primarily related to a reduction in expected settlement costs at the West Texas and Brasada complexes, as well as the DBM oil and DBM water systems, partially offset by an increase in expected settlement costs at the Red Desert, Granger, and DJ Basin complexes, and at the Hilight system.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2023			December 31, 2022
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Floating-Rate Senior Notes due 2023	$—	$—	$—	$213,138	$213,121	$214,823
Commercial paper	613,885	610,312	610,312	—	—	—
Finance lease liabilities	7,436	7,436	7,436	2,659	2,659	2,659
Total short-term debt	$621,321	$617,748	$617,748	$215,797	$215,780	$217,482

Long-term debt
3.100% Senior Notes due 2025	$666,481	$665,145	$650,765	$730,706	$727,953	$692,491
3.950% Senior Notes due 2025	349,163	347,938	341,415	399,163	396,825	379,107
4.650% Senior Notes due 2026	467,204	465,705	459,617	474,242	472,161	452,201
4.500% Senior Notes due 2028	357,094	354,665	346,121	400,000	396,698	368,346
4.750% Senior Notes due 2028	382,888	380,747	374,767	400,000	397,340	368,141
6.350% Senior Notes due 2029	600,000	593,069	626,994	—	—	—
4.050% Senior Notes due 2030	1,104,593	1,097,609	1,036,097	1,200,000	1,191,345	1,053,038
6.150% Senior Notes due 2033	750,000	741,125	780,203	—	—	—
5.450% Senior Notes due 2044	600,000	594,031	545,154	600,000	593,878	503,742
5.300% Senior Notes due 2048	700,000	687,735	614,082	700,000	687,494	580,570
5.500% Senior Notes due 2048	350,000	342,913	312,365	350,000	342,783	291,194
5.250% Senior Notes due 2050	1,000,000	984,206	895,440	1,000,000	983,945	829,804
RCF	—	—	—	375,000	375,000	375,000
Finance lease liabilities	28,668	28,668	28,668	4,160	4,160	4,160
Total long-term debt	$7,356,091	$7,283,556	$7,011,688	$6,633,271	$6,569,582	$5,897,794
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Debt activity. The following table summarizes debt activity for the periods presented:

thousands	Carrying Value
Balance at December 31, 2021	$6,906,548
RCF borrowings	1,390,000
Repayments of RCF borrowings	(1,015,000)
Repayment of 4.000% Senior Notes due 2022	(502,246)
Repayment of 3.100% Senior Notes due 2025	(1,400)
Finance lease liabilities	1,493
Other	5,967
Balance at December 31, 2022	$6,785,362
RCF borrowings	1,120,000
Commercial paper borrowings (1)	610,312
Repayments of RCF borrowings	(1,495,000)
Issuance of 6.350% Senior Notes due 2029	600,000
Issuance of 6.150% Senior Notes due 2033	750,000
Repayment of Floating-Rate Senior Notes due 2023	(213,138)
Repayment of 3.100% Senior Notes due 2025	(64,225)
Repayment of 3.950% Senior Notes due 2025	(50,000)
Repayment of 4.650% Senior Notes due 2026	(7,038)
Repayment of 4.500% Senior Notes due 2028	(42,906)
Repayment of 4.750% Senior Notes due 2028	(17,112)
Repayment of 4.050% Senior Notes due 2030	(95,407)
Finance lease liabilities	29,285
Other	(8,829)
Balance at December 31, 2023	$7,901,304
________________________________________________________________________________________
(1)Net of repayments related to commercial paper notes with maturities of 90 days or less.

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at December 31, 2023, and were 3.790%, 4.671%, and 5.869%, respectively, at December 31, 2022. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2023, WES Operating completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029. Interest is payable semi-annually on January 15th and July 15th of each year, with the initial interest payment being due on January 15, 2024. Net proceeds from the offering were used to fund a portion of the aggregate purchase price for the Meritage acquisition (see Note 3), to pay related costs and expenses, and for general partnership purposes.
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
During the year ended December 31, 2023, WES Operating purchased and retired $276.7 million of certain of its senior notes via open-market repurchases and redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand (see Debt activity above). For the year ended December 31, 2023, a gain of $15.4 million was recognized for the early retirement of portions of these notes.

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
As of December 31, 2023, WES Operating was in compliance with all covenants under the relevant governing indentures.

Revolving credit facility. In April 2023, WES Operating (i) repaid all then-outstanding borrowings under its RCF with proceeds from the 6.150% Senior Notes due 2033 offering, and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date.
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
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA, as defined in the RCF agreement, for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited.
As of December 31, 2023, there were no outstanding borrowings and $5.1 million of outstanding letters of credit, resulting in $1.4 billion in effective borrowing capacity, after taking into account the $613.9 million of outstanding commercial paper borrowings (see below), for which we maintain availability under the RCF as support for WES Operating’s commercial paper program. As of December 31, 2023 and 2022, the interest rate on any outstanding RCF borrowings was 6.65% and 5.92%, respectively. The facility-fee rate was 0.20% and 0.25% at December 31, 2023 and 2022, respectively. As of December 31, 2023, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of December 31, 2023, there were $613.9 million aggregate principal amount of short-term notes outstanding under the commercial paper program at a weighted-average interest rate of 6.23% and weighted-average maturity of 34 days.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2023	2022	2021
Long-term and short-term debt	$(348,393)	$(326,949)	$(366,570)
Finance lease liabilities	(1,083)	(414)	(861)
Commitment fees and amortization of debt-related costs	(12,395)	(12,212)	(12,705)
Capitalized interest	13,643	5,636	3,624
Interest expense	$(348,228)	$(333,939)	$(376,512)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

Lessee. The Partnership has entered into operating leases for corporate offices, shared field offices, easements, and equipment supporting the Partnership’s operations, with both Occidental and third parties as lessors. The Partnership has also entered into finance leases with third parties for equipment, vehicles, and an NGL pipeline in Wyoming.
The following table summarizes information related to the Partnership’s leases:

	December 31,
	2023		2022
thousands except lease term and discount rate	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$84,279	$—	$67,087	$—
Net property, plant, and equipment	—	36,958	—	7,402
Total lease assets (1)	$84,279	$36,958	$67,087	$7,402

Liabilities
Accrued liabilities	$11,259	$—	$10,342	$—
Short-term debt	—	7,436	—	2,659
Other liabilities	48,459	—	33,318	—
Long-term debt	—	28,668	—	4,160
Total lease liabilities (1)	$59,718	$36,104	$43,660	$6,819

Weighted-average remaining lease term (years)	9	6	8	6
Weighted-average discount rate (%)	4.6	7.1	4.5	8.2
________________________________________________________________________________________
(1)Includes additions to ROU assets and lease liabilities of $33.1 million and $8.3 million related to operating leases for the years ended December 31, 2023 and 2022, respectively. Includes additions to ROU assets and lease liabilities of $32.6 million and $7.1 million related to finance leases for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2023	2022	2021
Operating lease cost	$15,457	$14,767	$10,753
Short-term lease cost	48,343	38,875	37,616
Variable lease cost	3,930	5,611	2,628
Sublease income	(311)	(414)	(414)
Finance lease cost
Amortization of ROU assets	3,487	5,377	7,151
Interest on lease liabilities	1,083	414	861
Total lease cost	$71,989	$64,630	$58,595

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2023		2022		2021
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$14,217	$1,083	$13,616	$229	$5,805	$861
Financing cash flows	—	3,076	—	4,318	—	6,513

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2023:

	Operating Leases	Finance Leases
2024	$11,593	$7,670
2025	9,542	10,527
2026	8,267	9,274
2027	7,849	5,814
2028	7,993	5,659
Thereafter	34,020	3,795
Total lease payments	79,264	42,739
Less portion representing imputed interest	19,546	6,635
Total lease liabilities	$59,718	$36,104

Lessor. Effective December 31, 2019, an affiliate of Occidental and a wholly owned subsidiary of the Partnership, the lessor, entered into an operating and maintenance agreement pursuant to which Occidental provided operational and maintenance services with respect to a crude-oil gathering system and associated treating facilities owned by the Partnership through December 31, 2021. The agreement and underlying contracts included (i) fixed consideration measured as the minimum-volume commitment for both gathering and treating, and (ii) variable consideration, which consisted of all volumes above the minimum-volume commitment. For the year ended December 31, 2021, the Partnership recognized fixed-lease revenue of $175.8 million and variable-lease revenue of $3.5 million related to these agreements, with such amounts included in Service revenues – fee based in the consolidated statements of operations.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards to its outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). These plans are collectively referred to as the “WES LTIPs.” The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 1,226,875 and 9,479,648 units, respectively, remained available for future issuance as of December 31, 2023. The Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan expired during the year ended December 31, 2022.
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
The Board awards phantom units (the “Awards”) to certain members of the leadership team of the Partnership under the WES LTIPs. The Awards include (i) an award of time-vested phantom units that vest ratably over a period of three years (“Time-Based Awards”), (ii) a market-based award that vests after a performance period of three years based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a performance period of three years (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective award agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards granted in 2020 paid in-kind distributions in the form of Partnership common units. During the years ended December 31, 2023, 2022, and 2021, the Partnership issued 3,253, 13,754, and 21,681 common units, respectively, as in-kind distributions under such Awards. Prior to vesting, the Time-Based Awards granted after 2020 pay distribution equivalents in cash ratably. The TUR and ROA Awards granted after 2020 pay cash distributions at vesting based on actual performance.
In addition, time-vested phantom units may be awarded under the WES LTIPs to non-executive employees and outside directors of the Partnership, which vest ratably over a period of three years and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and outside directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA Awards is based on the observable market price of the Partnership’s units on the grant date of the award and compensation expense is adjusted quarterly based on the estimated performance rating at vesting. The total fair value of phantom units vested was $23.4 million, $21.7 million, and $8.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, based on the market price at the vesting date. Compensation expense for the WES LTIPs was $32.0 million, $25.5 million, and $17.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Partnership had $41.0 million of estimated unrecognized compensation expense attributable to the WES LTIPs that will be recognized over a weighted-average period of 0.9 years.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes time-vested award activity under the WES LTIPs:

	2023		2022		2021
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$21.33	1,689,030	$16.97	1,775,672	$15.69	1,307,606
Granted	28.19	1,140,789	26.11	866,900	17.86	1,041,635
Vested	19.66	(910,062)	16.84	(793,367)	14.82	(497,648)
Forfeited	25.73	(183,055)	21.12	(160,175)	16.83	(75,921)
Non-vested units at end of year	26.24	1,736,702	21.33	1,689,030	16.97	1,775,672

The following table summarizes TUR Awards activity under the WES LTIPs:

	2023		2022		2021
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$24.62	388,817	$21.17	325,217	$17.79	108,481
Granted	40.44	231,395	37.80	94,173	22.77	237,720
Vested	17.79	(155,052)	—	—	—	—
Forfeited	40.22	(1,631)	28.54	(30,573)	21.78	(20,984)
Non-vested units at end of year	32.22	463,529	24.62	388,817	21.17	325,217

The following table summarizes ROA Awards activity under the WES LTIPs:

	2023		2022		2021
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$18.12	388,817	$16.01	325,217	$16.27	108,481
Granted	28.48	245,143	25.95	94,173	15.88	237,720
Vested	16.27	(168,800)	—	—	—	—
Forfeited	28.38	(1,631)	19.74	(30,573)	15.96	(20,984)
Non-vested units at end of year	22.51	463,529	18.12	388,817	16.01	325,217

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2023 and 2022, the consolidated balance sheets included $7.3 million and $7.4 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 11.
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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. SUBSEQUENT EVENTS

On February 21, 2024, the Partnership announced its entry into definitive agreements for the divestment of the following assets: (i) the 33.75% interest in the Marcellus Interest systems, (ii) the 15.00% interest in Panola Pipeline Company, LLC (“Panola”), (iii) the 25.00% interest in Enterprise EF78 LLC (the “Mont Belvieu JV”), (iv) the 20.00% interest in Whitethorn Pipeline Company LLC (“Whitethorn LLC”), and (v) the 20.00% interest in Saddlehorn Pipeline Company LLC (“Saddlehorn”). As disclosed in Note 1—Summary of Significant Accounting Policies and Basis of Presentation within this Form 10-K, the interest in the Marcellus Interest systems is proportionately consolidated, while the interests in Panola, the Mont Belvieu JV, Whitethorn LLC, and Saddlehorn are accounted for under the equity method of accounting. The sale of the interests in the Mont Belvieu JV and Whitethorn LLC on February 16, 2024, also resolved outstanding legal proceedings associated with those assets. The sale of the Marcellus Interest systems, Panola, and Saddlehorn are expected to close in the first or second quarters of 2024, subject to customary closing conditions. The divestments are expected to result in combined proceeds of $790.0 million for an estimated aggregate net gain on sale of approximately $300.0 million. The proceeds payable under each transaction will be subject to customary adjustments calculated at closing.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. On April 1, 2023, WES and WES Operating implemented a new Enterprise Resource Planning (“ERP”) system. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new environment associated with the implementation of this type of system. While WES and WES Operating believe that this system will strengthen the internal control system, there are inherent risks in implementing any new system and WES and WES Operating will continue to evaluate these control changes as part of their assessments of internal control over financial reporting. Other than the ERP implementation, there have been no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended December 31, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 14, 2024.

Name	Age	Position with Western Midstream Holdings, LLC
Peter J. Bennett	56	Chairperson of the Board
Michael P. Ure	47	President, Chief Executive Officer, and Director
Kristen S. Shults	39	Senior Vice President and Chief Financial Officer
Robert W. Bourne	68	Senior Vice President and Chief Commercial Officer
Christopher B. Dial	47	Senior Vice President, General Counsel and Secretary
Michael S. Forsyth	58	Senior Vice President, North Operations
Catherine A. Green	50	Senior Vice President and Chief Accounting Officer
Daniel P. Holderman	44	Senior Vice President, South Operations
Alejandro O. Nebreda	49	Senior Vice President, Business Services
Oscar K. Brown	53	Director
Nicole E. Clark	54	Director
Frederick A. Forthuber	60	Director
Kenneth F. Owen	50	Director
David J. Schulte	62	Director
Lisa A. Stewart	66	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal, or disqualification. Officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Peter J. Bennett Houston, Texas Director since: August 2019 Not Independent
Biography/Qualifications

Mr. Bennett has served as a member of our Board since August 2019, as Chairperson of the Board since December 2021, and as a member of the Board’s Compensation Committee since February 2022. Mr. Bennett currently serves as President, U.S. Onshore Resources and Carbon Management, Commercial Development at Occidental. In this role, Mr. Bennett is responsible for the strategic direction and capital placement for Occidental’s U.S. Onshore Resources and Carbon Management business. He also served as Senior Vice President, Permian Resources of Occidental Oil and Gas, a subsidiary of Occidental, from April 2018 to April 2020 and as President and General Manager of Permian Resources and the Rockies from April 2020 to October 2020. Mr. Bennett previously served as President and General Manager — Permian Resources, New Mexico Delaware Basin, from January 2017 to April 2018, Chief Transformation Officer from June 2016 to January 2017, Vice President, Portfolio and Optimization of Occidental Oil and Gas from February 2016 to June 2016 and, prior to that, pioneered innovative logistical and operational solutions as Vice President, Operations Portfolio and Integrated Planning of Occidental Oil and Gas from October 2015 to February 2016. Since June 2023, Mr. Bennett has served as the Chairman of the Board of Directors of Net Power Inc., an NYSE listed company focused on renewable energy.

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

Kristen S. Shults Houston, Texas Officer since: May 2022
Biography/Qualifications

Ms. Shults has served as Senior Vice President and Chief Financial Officer of our general partner since May 2022, as Senior Vice President, Finance and Communications of our general partner since May 2021, and as Vice President, Investor Relations and Communications of our general partner since November 2019. Ms. Shults joined Anadarko in 2015 and has over 13 years of experience in the oil and gas industry. During her career at Anadarko, Ms. Shults served in various roles of increasing responsibility throughout Anadarko’s tax organization, including Director of Tax Compliance and Reporting from March 2018 to November 2019 and Worldwide Tax Manager from February 2017 to February 2018. Ms. Shults began her career in the tax practice of Ernst & Young, LLP, and is a Certified Public Accountant.

Robert W. Bourne Houston, Texas Officer since: October 2019
Biography/Qualifications

Mr. Bourne has served as Senior Vice President and Chief Commercial Officer of our general partner since October 2019. Prior to joining WES, Mr. Bourne served as a member of the board of directors of Altus Midstream Company from November 2018 to August 2019. Mr. Bourne also served as a member of the board of directors and Vice President of Business Development — Marketing of Apache Corporation from April 2017 to August 2019. Prior to joining Apache Corporation, Mr. Bourne served as a consultant advising Smith Production Inc. Mr. Bourne served as Senior Vice President of Business Development at American Midstream GP LLC, the general partner of American Midstream Partners, LP from November 2014 until December 31, 2015. Mr. Bourne has more than 33 years of experience in midstream corporate business development focused on producer and end-user relations and was one of the founding members of the executive management team for Coral Energy.

Christopher B. Dial Houston, Texas Officer since: December 2019
Biography/Qualifications

Mr. Dial has served as Senior Vice President, General Counsel and Secretary of the general partner of Western Midstream Partners, LP since December 2019. Prior to joining Western Midstream, from January 2018 to September 2019, Mr. Dial served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of the general partner of American Midstream Partners, LP. Mr. Dial also previously spent over 10 years in a number of in-house legal roles, most recently as General Counsel of Susser Holdings II, LP, Associate General Counsel of Susser Holdings Corporation, and Associate General Counsel and Corporate Secretary of Sunoco LP. Mr. Dial began his career as an Associate Attorney in the corporate section of the Houston office of Andrews Kurth, LLP, working on corporate, capital markets, governance, and other transactional matters primarily in the energy industry.

Michael S. Forsyth Denver, Colorado Officer since: October 2022
Biography/Qualifications

Mr. Forsyth has served as Senior Vice President, North Operations, of the general partner since October 2022 and as Vice President, Engineering for Western Midstream Operating, LP, a consolidated subsidiary of WES, since November 2019. Mr. Forsyth joined Anadarko in 2005 and has over 31 years of experience in the energy industry. During his career at Anadarko, Mr. Forsyth served in various roles of increasing responsibility throughout Anadarko’s midstream engineering organization, including General Manager, Midstream Asset Planning from February 2018 to November 2019 and as General Manager, Infrastructure Planning from April 2017 to February 2018. Prior to joining Anadarko, Mr. Forsyth served in engineering and project management roles at various construction and engineering firms.

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

Daniel P. Holderman Houston, Texas Officer since: August 2022
Biography/Qualifications

Mr. Holderman has served as Senior Vice President, South Operations, of the general partner since October 2022, and as Senior Vice President and Co-Chief Operating Officer of the general partner from August 2022 to October 2022. Before joining WES, Mr. Holderman served as Director, Delaware Basin Asset for Oxy USA, Inc., a subsidiary of Occidental, assuming the role in November 2018. Previously, Mr. Holderman had served as the Asset Manager overseeing Occidental’s Midland Basin assets in West Texas, assuming that role in June 2017. Mr. Holderman joined Occidental in December 2013, and held various engineering and operations leadership roles across drilling, completions, and production operations. Prior to joining Occidental, Mr. Holderman had nine years of experience in engineering, upstream operations, and commercial roles with ExxonMobil.

Alejandro O. Nebreda Houston, Texas Officer since: March 2021
Biography/Qualifications

Mr. Nebreda has served as Senior Vice President, Business Services of our general partner since March 2021, and as Vice President, Business Services of our general partner since August 2020. Prior to joining WES, Mr. Nebreda served as Chief Operating Officer of CIG Logistics from 2018 to July 2020. Prior to CIG Logistics, Mr. Nebreda served as Vice President of Integrated Planning of Occidental Oil and Gas Corporation, a subsidiary of Occidental, from 2006 to 2018. Mr. Nebreda has over 25 years of domestic and international experience within the oil and gas, retail, telecommunications, manufacturing, and transportation industries.

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

Nicole E. Clark Houston, Texas Director since: December 2020 Not Independent
Biography/Qualifications

Ms. Clark has served as a member of our Board since December 2020, as a member of the ESG Committee since February 2021, and as a member of the Compensation Committee since February 2022. Ms. Clark presently holds the position of Vice President, Corporate Secretary, Chief Compliance Officer, and Deputy General Counsel at Occidental, having joined Occidental in 2014. Prior to joining Occidental, Ms. Clark was Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at a private-equity backed industrial distributor to the energy and petrochemicals markets. Before that, Ms. Clark was a Corporate Partner at Vinson & Elkins LLP, where she specialized in mergers and acquisitions, securities regulation and corporate governance. She began her legal career with Wachtell, Lipton, Rosen & Katz where she was a Corporate Associate. Prior to entering the law, Ms. Clark was an auditor at Arthur Andersen LLP.

Frederick A. Forthuber Houston, Texas Director since: December 2021 Not Independent
Biography/Qualifications

Mr. Forthuber has served as a member of our Board and the ESG Committee since December 2021. He currently serves as President of Oxy Energy Services, LLC, a subsidiary of Occidental. In this role, Mr. Forthuber has global functional responsibility for midstream and marketing of crude oil, natural gas liquids, and natural gas. In addition, Mr. Forthuber has global functional responsibility for Health and Safety. Mr. Forthuber has more than 38 years of industry experience in oil and gas operations. He has held positions of increasing responsibility in engineering and project management since joining Occidental with the acquisition of Altura Energy in 2000. Most recently, he served as Vice President, Worldwide Operations for Occidental Oil and Gas Corporation. Prior to joining Occidental, Mr. Forthuber served in engineering roles for Altura Energy and Exxon. Since June 2023, Mr. Forthhuber has served on the Board of Directors of Net Power, Inc., an NYSE listed company focused on renewable energy.

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

David J. Schulte Kansas City, Missouri Director since: September 2020 Independent
Biography/Qualifications

Mr. Schulte has served as a member of our Board, Chairperson of the Special Committee, and a member of the Audit Committee since September 2020. Mr. Schulte serves as Chairman and Chief Executive Officer of CorEnergy Infrastructure, Inc., the first publicly traded energy infrastructure real estate investment trust. Prior to founding CorEnergy, Mr. Schulte was a co-founder and a Managing Director of Tortoise Capital Advisors where, from 2002 to 2015, he served on the investment committee and as a leader of new fund development, and as President of several NYSE listed closed-end funds. With assets under management of $16 billion when he left to lead CorEnergy, Tortoise had been a pioneer in developing funds focused on listed energy infrastructure debt and equity securities, including the first closed-end master limited partnership fund in 2004. Prior to co-founding Tortoise, Mr. Schulte had professional experience in private equity, including energy distribution companies, investment banking, and securities law. Mr. Schulte also served on the board of directors and audit committee for Elecsys Corporation from 1995 to 1999, and on the board of directors and audit committee for Inergy, L.P. from 2001 to 2005.

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a member of our Board, and as a member of the Audit Committee and Special Committee, since September 2020, and as Chairperson of the Compensation Committee since February 2022. Ms. Stewart serves as Sheridan Production Partners Executive Chairwoman, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairwoman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. In September 2019, eight Sheridan entities for which Ms. Stewart served as an executive officer filed a Chapter 11 bankruptcy case in the Southern District of Texas. Ms. Stewart has more than 42 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. Ms. Stewart is currently a director of Coterra Energy, an NYSE listed energy company focused in the Permian, Mid-Continent and Pennsylvania, and an Independent Director of Jadestone Energy, an AIM-listed public energy company focused on Southeast Asia.

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

Board Committees

The Board has four standing committees: the Audit Committee, the Special Committee, the ESG Committee, and the Compensation Committee.

Audit Committee. The Audit Committee is comprised of three independent directors, Messrs. Owen (Chairperson) and Schulte, and Ms. Stewart, each of whom understands fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held four meetings during 2023.
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

Compensation Committee. In February 2022, the Board established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee is comprised of two independent directors, Ms. Stewart (Chairperson) and Mr. Brown, and two non-independent directors, Ms. Clark and Mr. Bennett. The Compensation Committee held six meetings during 2023.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our Board, our non-management directors meet in an executive session without management participation. Under our Corporate Governance Guidelines, these meetings are chaired on a rotating basis by the chairpersons of the Board’s Audit Committee and Special Committee.
The Board welcomes questions or comments about WES and its operations. Unitholders or interested parties may contact the Board, including any individual director, at BoardofDirectors@westernmidstream.com or at the following address: Name of the Director(s), c/o Secretary, Western Midstream Holdings, LLC, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.

Director Attendance

The Board of Directors held five meetings in 2023. Each of the directors attended 100% of the aggregate number of regularly scheduled meetings of the Board and of the Board committees on which he or she served and which were held during the period that each director served.

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides a description of the material elements, objectives, and principles of WES’s 2023 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Compensation Committee and the Board considered in making those decisions.

2023 Named Executive Officers

Michael P. Ure President and Chief Executive Officer	Kristen S. Shults Senior Vice President and Chief Financial Officer	Robert W. Bourne Senior Vice President and Chief Commercial Officer	Christopher B. Dial Senior Vice President, General Counsel and Secretary	Alejandro O. Nebreda Senior Vice President, Business Services

Executive Summary

Our strategic objective is to create value for WES unitholders through cost efficiencies, increasing the quality, safety, and reliability of WES’s service offerings, and a balanced approach to distributions, debt reduction, and common unit repurchases. Our compensation program is designed to align the interests of our executive officers with those of our unitholders by providing pay that is linked to the achievement of performance goals established to foster the creation of sustainable, long-term value for WES.

In 2023, our Board took the following key actions related to executive compensation:

•Conducted an annual review of compensation for our executive officers and made changes to their base salaries, target bonus opportunities, and long-term incentive awards;

•Approved a clawback policy (“Clawback Policy”) requiring WES to recoup certain incentive-based compensation from executive officers in the event WES becomes required to issue a financial restatement;

•Reviewed our annual cash incentive program design and metrics and made changes to our operational and sustainability components to better align the program with the Partnership’s overall business strategy;

•Approved a discretionary bonus pool for the Partnership’s non-CEO Section 16 officers, which includes the NEOs other than Mr. Ure (the “S16 Discretionary Bonus Pool”); and

•Broadened the peer groups used to benchmark compensation for our executive officers and determine the performance of our total unitholder (“TUR”) return incentive awards.

These actions were taken to further align our executive compensation program with WES’s overall strategy, ensure our compliance with applicable regulations, provide for the attraction and retention of executive talent, and align our executive officers’ interest with those of our long-term unitholders.

2023 Business and Performance Highlights

2023 was a year of remarkable achievements for WES, as it continued to grow its core businesses and improve its operations. In particular, during the 2023 fiscal year WES:

•Achieved record annual natural-gas throughput of 4.4 Bcf/d, representing a 5-percent year-over-year increase.

•Gathered record annual produced-water throughput of 1,009 MBbls/d, representing a 21-percent year-over-year increase.

•Achieved year-over-year throughput growth across all products in the Delaware Basin of 11-percent, 8-percent, and 21-percent, for natural gas, crude oil and NGLs, and produced water, respectively.

•Sanctioned the 250 MMcf/d North Loving processing plant in May 2023, and materially progressed construction of the 300 MMcf/d Mentone III processing train.

•Announced and closed the Meritage acquisition, giving WES the largest gathering and processing footprint in the Powder River Basin.

•Executed on our capital return framework by returning $978 million in distributions, inclusive of two Base Distribution increases and the payment of our first Enhanced Distribution, and $135 million in unit repurchases.

•Obtained full investment-grade ratings in May 2023 and raised $1.350 billion through two bond offerings to partially fund the Meritage acquisition, refinance existing borrowings, and enhance the partnership’s overall liquidity.

How We Make Compensation Decisions

Our Board has responsibility for approving the officer and director compensation plans, policies, and programs of the Partnership. Although not required by the NYSE listing standards, in February 2022, we established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee and the Board use several resources in reviewing elements of executive compensation and making compensation decisions. These decisions are not purely formulaic, and the Compensation Committee and the Board exercise judgment and discretion as deemed appropriate.

Compensation Philosophy and Objectives of our Compensation Program

Our Board is committed to a compensation philosophy that is designed to align the interests of our executive officers with those of our unitholders by linking compensation to the achievement of performance goals established to foster the creation of long-term value. The executive compensation program has evolved over the last several years, corresponding to the Partnership’s transition to becoming a functionally independent company with a WES-dedicated management team. As noted above, WES established the Compensation Committee in February 2022. Since its formation, the Compensation Committee has worked with its compensation consultant to assist the Board in developing a compensation framework that aligns the interests of our executive officers with those of our unitholders through a culture of equity ownership and an executive compensation program that is more heavily weighted toward at-risk compensation. In developing WES’s executive compensation program, the Compensation Committee intends to design a total compensation package for its executive officers, including the NEOs, that generally provides for, approximately (i) median market annual base compensation, (ii) incentive-based compensation composed of short-term incentives targeted slightly above the median market (i.e., approximately the 50th-60th percentile of market), and (iii) long-term incentives that are targeted to have grant values within the third-quartile of market.

The Compensation Committee utilizes this compensation framework along with the Partnership’s performance, individual performance, and general market conditions to determine the final compensation awards for the NEOs. However, the compensation we pay to our NEOs may ultimately fall above or below the approximate ranges discussed above. This may occur for a number of reasons. First, the data provided by our compensation consultant for benchmarking is inherently dated because it is reported by our peers on a trailing basis. Second, the data provided may not correspond exactly to the positions and individual responsibilities of our NEOs. Third, our peers use differing compensation practices than we do to varying degrees, and this may require us to make interpretative assumptions and adjustments when comparing data for benchmarking purposes. Fourth, and finally, the Compensation Committee considers each NEO’s individual professional background and performance characteristics in addition to general benchmarking when making final compensation determinations.
The Board and the Compensation Committee believe the design of our executive compensation program, and the Compensation Committee’s decisions and outcomes in 2023, support our compensation philosophy and objectives by ensuring:

•Annual incentive awards earned are based on achievement of individual, financial, operating, safety, and strategic performance goals;

•Performance-based long-term incentive awards are tied to specific and formulaic financial performance and unit price growth objectives;

•Compensation aligns with unitholder interests;

•Performance-based compensation balances short-term and long-term results; and

•Total compensation opportunities are competitive with those offered to other executives across our industry.

Administration of Executive Compensation Program and Methodology

Role of the Compensation Committee. Our Compensation Committee, two members of which are independent directors, is appointed by the Board to set our compensation philosophy and objectives as well as design our executive compensation program. The Compensation Committee is responsible for, among other things, the following:

•Reviewing the design and structure of WES’s executive compensation programs to promote alignment with WES’s short-term and long-term strategies and business objectives;

•Establishing parameters for the benchmarking of compensation, including reviewing and approving an appropriate peer group of companies;

•Annually reviewing the corporate goals and objectives relevant to the compensation of the executive officers, their annual base salaries, annual bonus or incentive opportunities, equity-based opportunities (including time-vested and performance-based phantom units), any supplemental benefits, and any employment, severance, or change-in-control agreements, and making recommendations to the Board with respect to such items; and

•Reviewing and discussing with management the Compensation Discussion and Analysis included in WES’s Annual Report on Form 10-K, and preparing a Compensation Committee Report for inclusion in such 10-K.

Our Compensation Best Practices. The Board and the Compensation Committee oversee the design and administration of the compensation program for our executive officers. The table below highlights the best practices utilized in our compensation process.

What We Do ✓
•Align executive officer pay with performance by structuring more than 82% of pay as at-risk
•Emphasize long-term performance in our equity incentive awards
•Provide an appropriate mix of fixed and variable pay to encourage retention and increase long-term and sustainable unitholder value
•Use appropriate peer group comparisons to determine compensation
•Maintain a compensation committee, advised by an independent compensation consultant, that makes recommendations to the Board for approval
•Require executive officers to maintain a meaningful equity ownership position via unit ownership
•Pay distributions on performance unit awards only at the end of the performance period, based on units earned
•Employ a clawback policy governing our incentive-based compensation
•Provide for "double trigger" severance benefits in the event of a change of control and qualifying termination

What We Don’t Do X
•Provide excessive perquisites or personal benefits to our executive officers
•Allow short-selling or hedging of company securities
•Provide excise tax gross-ups
•Offer guaranteed bonuses
•Have automatic base salary increases

Role of the Compensation Consultant. For the 2023 calendar year, the Compensation Committee retained Zayla Partners as its independent compensation consultant to provide advice on various executive compensation matters. In 2023, Zayla Partners provided guidance on our benchmarking peer group, TUR performance peer group, pay levels, pay mix, and overall executive compensation program design. The independent executive compensation consultant reports directly to the Compensation Committee and the Board and provides no other material services to us.

Benchmarking Peers. With assistance from Zayla Partners, the Compensation Committee evaluated several factors when determining an appropriate peer group of companies to use for 2023 benchmarking compensation opportunities. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or corporation)), and companies that are in competition for the same senior executive talent. After conducting an annual review, the Compensation Committee approved broadening the Partnership’s peer group used to evaluate 2023 compensation decisions. The Partnership’s peer group used for conducting the 2023 executive benchmarking assessment is listed below:

Antero Midstream Corporation	Magellan Midstream Partners, L.P. (3)
Cheniere Energy, Inc.	NiSource Inc.
Crestwood Equity Partners LP (1)	NuStar Energy, L.P.
DCP Midstream, LP (2)	ONEOK, Inc.
DT Midstream, Inc.	Plains All American Pipeline, L.P.
Energy Transfer LP	Targa Resources Corp.
EnLink Midstream, LLC	Tellurian Inc.
Equitrans Midstream Corporation	The Williams Companies, Inc.
Genesis Energy, L.P.
_________________________________________________________________________________________
(1)Crestwood Equity Partners LP was acquired by Energy Transfer LP as of November 3, 2023.
(2)DCP Midstream, LP was acquired by Phillips 66 as of June 15, 2023.
(3)Magellan Midstream Partners, L.P. was acquired by ONEOK, Inc. as of September 25, 2023.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Zayla Partners provided the Compensation Committee with an independent assessment of the compensation programs and practices in our peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each peer company. In establishing competitive compensation benchmark levels, Zayla Partners blended the publicly disclosed peer group data with published third-party survey data. The published survey data was gathered based on industry and company size (revenues from $1-6 billion) and included the following surveys: Willis Towers Watson Industry Executive Survey, Mercer Total Compensation Survey for the Energy Sector and the Economic Research Institute Executive Compensation Assessor Data for Pipeline and Midstream Services. When reviewing benchmarking data, the Compensation Committee reviewed 25th, 50th, and 75th percentile data in connection with the general structuring of the officers’ compensation packages; however, in making specific officer compensation decisions, the Board has taken into account other considerations as noted above and below.

Role of Executive Officers in Setting Executive Compensation. The Board, after reviewing the information provided by Zayla Partners for 2023 and considering other factors described below, determines, with input from Zayla Partners, each element of compensation for our CEO. When making determinations about each element of compensation for our other executive officers, the Board also considers recommendations from our CEO. Additionally, at the Board’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Board is under no obligation to implement these recommendations. Executive officers and others may also attend Board meetings when invited to do so, but the executive officers do not attend when their individual compensation is being discussed.

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

2023 Annual Compensation Program

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
As illustrated in the charts below, a majority of our NEO’s targeted annual direct compensation is at-risk, including 89% for our CEO and 82%, on average, for our other NEOs. Further, 75% of our CEO’s targeted annual direct compensation and 68%, on average, for our other NEOs’ targeted annual direct compensation is tied directly to WES’s unit performance through their annual long-term incentive awards.

Targeted Annual Direct Compensation

The charts above are based on the following compensation elements, as discussed under Analysis of 2023 Compensation Actions: base salaries approved in 2023; 2023 target bonus opportunities; and the target value of the 2023 annual long-term incentive awards. The charts do not include allocations to the non-CEO NEOs under the S16 Discretionary Bonus Pool, if any.

Direct Compensation Elements. WES’s direct compensation program is based on three key elements of compensation: base salary, long-term incentives comprised of equity-based awards, including time-based and performance-based awards, and short-term incentives comprised of an annual cash bonus award. Each element is intended to offer a competitive compensation level relative to our peers that aids in the retention of our executives.

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation based on performance, expertise, and experience to attract and retain executive talent.
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry.
	ROA Units (25% of award)	3-Year Return on Assets (“ROA”)	ROA Units reward sustained financial performance by providing an incentive for NEOs to focus on efficiently managing WES’s assets to generate earnings and provide a retentive value.
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return	TUR Units reward unit price performance relative to our industry performance peer group, align the interests of our NEOs with that of our unitholders, and provide a retentive value.
Annual Cash Incentives	Company Performance Cash Bonus	Adjusted EBITDA Free Cash Flow System Operability TRIR Volunteer Participation Greenhouse Gas
Based on the achievement of WES’s performance goals, which are aligned with key financial, operational, and sustainability metrics, the annual cash bonus provides incentives for the NEOs to focus and excel in areas aligned with WES’s short-term business objectives.

	Discretionary Cash Bonus (Non-CEO NEOs)	Recommendation by the CEO and Compensation Committee to the Board	Based on the achievement of each non-CEO NEO’s individual and team contribution to WES’s performance.

Analysis of 2023 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2023 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions, require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.

Name	Salary Approved in 2022 ($)	Salary Approved in 2023 ($)	% Change
Mr. Ure	775,000	900,000	16.1%
Ms. Shults	400,000	500,000	25.0%
Mr. Dial	425,000	500,000	17.6%
Mr. Bourne	425,000	500,000	17.6%
Mr. Nebreda (1)	—	500,000	—%
________________________________________________________________________________________
(1)Mr. Nebreda was not an NEO for the year 2022. Additionally, Mr. Nebreda was not a Section 16 officer when the Board approved compensation actions for the year 2023 in respect of the other NEOs. As a result, Mr. Ure approved the Partnership’s compensation actions in respect of Mr. Nebreda.

In accordance with our compensation philosophy, the Board approved an increase to each NEO’s salary to better align it with the median of the peer benchmark data for their respective positions. Additionally, the salary increases for the non-CEO NEOs were based on internal compensation alignment considerations. The approved salary increases positioned each NEO’s base salary slightly above or below the median of the peer benchmark data.

Equity-Based Long-term Incentive Awards. Our long-term incentive program aligns our NEOs’ interests with those of our unitholders by providing them with the opportunity to earn compensation based on WES’s success. Our Board did not make changes in 2023 to the general structure of our annual long-term incentive program that consists of a combination of time-based units and performance-based units. This use of both time-based and performance-based awards is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 75% of targeted annual direct compensation for our CEO and an average of 68% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2023 annual long-term incentive awards, vest annually over a three-year period, subject to the NEO’s continued service through the applicable vesting date. Upon vesting, the awards are settled in WES units. Distribution equivalent rights for time-based awards are paid in cash on a current basis during the vesting period. Our Board has determined that granting time-based units aligns the interests of our NEOs with our unitholders and, provides a forfeitable ownership stake to encourage executive retention.

Return on Asset Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2023 annual long-term incentive awards. ROA is calculated each year during a three-year performance period as follows:

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

Total Unitholder Return Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2023 annual long-term incentive awards. The units vest based on our TUR performance ranking relative to our peer group over a three-year performance period, with TUR calculated as follows:

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

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

For the 2023 TUR awards, Zayla Partners reviewed the industry peer group and recommended broadening it to decrease the effect of individual Impacted Peers (defined below) over the performance period and increase the quality of the data sample provided. The industry peer group for our 2023 TUR awards is listed below. Companies that were added to the peer group for the 2023 TUR awards are marked with an asterisk.

Antero Midstream Corporation	Kinetik Holdings Inc.*
Crestwood Equity Partners LP (1)	Magellan Midstream Partners, L.P. (2)
Energy Transfer LP*	MPLX LP*
EnLink Midstream LLC	ONEOK, Inc.*
Enterprise Products Partners L.P.*	Plains All American Pipeline, L.P.
Equitrans Midstream Corporation	Targa Resources Corp.
Genesis Energy LP*	The Williams Companies*
_________________________________________________________________________________________
(1)Crestwood Equity Partners LP was acquired by Energy Transfer LP as of November 3, 2023.
(2)Magellan Midstream Partners, L.P. was acquired by ONEOK, Inc. as of September 25, 2023.

For the 2023 TUR awards, if during the performance period, a peer company files for bankruptcy or fails to meet the listing requirements of the relevant securities exchange, then the Partnership will drop such company to the bottom of the relative TUR percentile ranking. If during the performance period, a peer company is acquired, ceases to exist, ceases to be publicly traded, spins off 25% or more of its assets, or sells all or substantially all of its assets (as applicable, an “Impacted Peer”), then the Compensation Committee may, in its discretion, (i) drop such company out of the peer group and recalculate the results, (ii) applying conventions the Compensation Committee deems appropriate under the circumstances, calculate such company’s ranking position at the time of such event and “freeze” its relative TUR percentile ranking, or (iii) drop such company to the bottom of the relative TUR ranking. The Board’s determination in this regard may be made at any point prior to certifying the performance results of the 2023 TUR awards. This approach grants the Compensation Committee the discretion to address unusual situations affecting our peer companies and ensures that the 2023 TUR awards remain aligned with the Partnership’s compensation philosophy and objectives.
In consultation with Zayla Partners, the Board approved a new payout scale for the 2023 TUR awards that strengthens our link to performance by rewarding top quartile performance with a maximum payout of 200% of target and providing for a zero payout for bottom quartile performance. The actual number of TUR Units earned for the three-year performance period will be based on WES’s relative TUR performance during the performance period. For the 2023 TUR awards, the following table reflects the payout scale used to determine the number of TUR Units earned. In the event performance falls between a whole percentile figure listed in the table below, the payout will be interpolated linearly.

WES TUR Payout Schedule
3 Year TUR Performance	≥ 25th	≥ 50th Percentile	≥ 75th Percentile
Payout Percentage of Target	50%	100%	200%

The number of TUR Units earned will be paid in the form of WES units after the end of the performance period and after the Board has certified our relative TUR performance. Distribution equivalent rights for TUR Units paid prior to the settlement of such TUR Units are accrued and paid in cash at the end of the performance period based on the actual performance of the underlying award.

Equity Awards Granted in 2023. In 2023, the Board approved the below annual long-term incentive awards. These awards are included in the Grants of Plan-Based Awards Table. In determining the annual equity awards, and in accordance with our compensation philosophy, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels. The target value of the 2023 annual equity awards granted to the NEOs reflect an increase of approximately 72%, on average, compared to their prior year target value of annual awards. The target long-term incentive award increases position each of the NEO awards between the 50th and 75th percentiles of the benchmark data.

	Total Target LTI Value ($) (1)	Time-Based Units (50%)		TUR Units (25%)		ROA Units (25%)
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Ure	6,000,000	105,263	3,000,000	52,632	1,500,000	52,632	1,500,000
Ms. Shults	1,850,000	32,456	925,000	16,228	462,500	16,228	462,500
Mr. Dial	1,850,000	32,456	925,000	16,228	462,500	16,228	462,500
Mr. Bourne	1,850,000	32,456	925,000	16,228	462,500	16,228	462,500
Mr. Nebreda	1,850,000	32,593	925,000	16,297	462,500	16,297	462,500
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, which are calculated in accordance with FASB ASC Topic 718.

Performance Unit Awards — Results for the Performance Period Ended December 31, 2023. In February 2024, the Compensation Committee recommended for certification, and the Board certified, the performance results for the 2021 annual TUR Unit and ROA Unit awards. These awards had a three-year performance period that began on January 1, 2021, and ended December 31, 2023. Under the 2021 TUR Unit awards, WES ranked 3rd in TUR relative to the established peer group, which resulted in a payout of 150%. Under the 2021 ROA Unit awards, WES achieved a three-year average ROA of 17.9%, which resulted in a payout of 173.3%. Upon the Board’s performance certification, these awards were paid in the form of WES units. The following table lists the target number of performance units awarded and actual performance units earned by the NEOs under the 2021 annual TUR Unit and ROA Unit awards.

	ROA Units		TUR Units
	Paid at 173.3% of Target		Paid at 150% of Target
Name	Number of Units - Target	Number of Units - Earned	Number of Units - Target	Number of Units - Earned
Mr. Ure	110,201	190,979	110,201	165,302
Ms. Shults	—	—	—	—
Mr. Dial	26,764	46,383	26,764	40,146
Mr. Bourne	22,040	38,196	22,040	33,060
Mr. Nebreda	—	—	—	—

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
In February 2023, individual bonus targets were approved by the Board for each of our NEOs as noted in the table below. The target bonuses as a percent of salary did not change from the 2022 targets.

	2023 Target Bonus
Name	$	% of Salary
Mr. Ure	1,125,000	125%
Ms. Shults	400,000	80%
Mr. Dial	400,000	80%
Mr. Bourne	400,000	80%
Mr. Nebreda	400,000	80%

Our annual incentive program was designed to include measures that support our primary business strategy of creating long-term value for our unitholders by safely delivering above-average customer service and system operability, and obtaining new business over time, while achieving costs efficiencies and optimizing our financial profile.
The overall design and performance metrics under the 2023 WCB Program are generally the same as the 2022 WCB Program, but with changes to its operational and sustainability components. With respect to its operational component, the Board approved replacing its “System Availability” metric with a “System Operability” metric. The method for calculating System Operability is discussed in the footnotes to the table below. In doing so, the Board determined that a metric based on System Operability better aligned with the Partnership’s business strategy of minimizing system downtime and continually improving customer service.
With respect to its sustainability component, the Board approved changing the 2022 WCB Program’s quantitative methane reduction metric to a qualitative metric regarding the implementation of certain initiatives related to Greenhouse Gas (“GHG”) emissions. In doing so, the Board determined that a qualitative metric aligned more closely with the Partnership’s sustainability goals by giving management the discretion to pursue projects providing holistic outcomes, rather than those tied to a specific metric. The continued inclusion of environmental and other sustainability metrics in the 2023 WCB Program supports our foundational pillar of sustainable operations through our commitment to the safety of our people, minimizing our emissions footprint, and improving our communities.

The table below reflects the Partnership’s 2023 performance metrics, performance targets and performance under these metrics.

Performance Metric		Relative Weighting Factor	WCB Program Performance Targets (7)	WCB Program Performance Results (8)	Actual Payout %
Financial	Adjusted EBITDA (1)	30%	$2,032MM	$2,048.2	35%
	Free Cash Flow (2)	30%	$956MM	$1,043.0	60%
Operational	System Operability (3)	20%	98%	98.2%	23%
Sustainability	TRIR (4)	10%	0.43	0.42	11%
	Employee Volunteer Participation (5)	4%	50% Participation	75.0%	8%
	Greenhouse Gas (6)	6%	Qualitative	Exceeded	12%
		100%			149%
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
(3)System Operability is a measure of the “real” operability experienced by WES’s customers related to its gas systems, oil systems, and water-disposal wells. It considers the ratio of actual throughput each day to the theoretical maximum throughput available to capture by the applicable system. Loss of throughput due to volumes above firm targets and off-spec product do not count against operability.
(4)TRIR includes injuries or illnesses that result in any of the following: days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness, or death.
(5)Employee Volunteer Participation includes employee volunteer participation through a WES coordinated event focused on local nonprofit organizations or individual volunteer time through a registered 501(c)(3).
(6)WES set a qualitative goal to develop a GHG emissions reduction plan, including various internal initiatives to forecast GHG emissions and identify actionable emissions-reduction projects.
(7)The performance targets in the above table reflect the targets used by the Board in determining bonus payouts under the WCB Program, as discussed further below.
(8)Adjusted EBITDA and Free Cash Flow targets and results include the Board’s discretion to include the impact of the Meritage acquisition. See Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K.

2023 WCB Program Performance Assessment. In assessing the Partnership’s performance under the WCB Program, the Board considered our performance against the targets noted in the above table. These performance targets were approved by the Board in February 2023, with exception to the Adjusted EBITDA and Free Cash Flow measures. For Adjusted EBITDA and Free Cash Flow, the original targets approved were $2,132.0 million and $1,181.0 million, respectively. In assessing WES’s performance under the WCB Program, the Board exercised its discretion and determined it was more appropriate to measure WES’s performance against the midpoint of the revised guidance the Partnership issued following the end of the second quarter 2023. These revised targets reflected the impact of external factors (e.g., unforeseen shifts in customer activity) affecting our Adjusted EBITDA and Free Cash Flow results. The Board also exercised its discretion to include the impact of the Meritage acquisition in the WCB Program targets and results. Based upon the results described above and in recognition of the Partnership’s overall excellent performance, including exceptional achievement with respect to the Partnership’s core businesses, operational efficiency, and sustainability objectives, the Board approved a payout of 149% under the 2023 WCB Program.

S16 Discretionary Bonus Pool. In 2023, the Board also approved an additional discretionary bonus pool under the WCB Program (the “S16 Discretionary Bonus Pool”) for the Partnership’s non-CEO Section 16 officers, which includes the other NEOs. The S16 Discretionary Bonus Pool is equal to 20% of the aggregate base salaries of each non-CEO Section 16 officer, and may be funded in an amount of up to 40% of such aggregate base salaries (i.e. 20% multiplied by up to 200%). Any S16 Discretionary Bonus Pool allocations, if any, shall be based on the recommendation of the CEO and Compensation Committee and are subject to the final approval of the Board.
For the S16 Discretionary Bonus Pool, the Board considered the recommendations of the CEO and the Compensation Committee in reviewing the individual performance of the non-CEO Section 16 officers. Based on these recommendations and the Board’s own review, the Board approved a S16 Discretionary Bonus Pool of $0.651 million for the NEOs, allocated as set forth in the table below. The CEO and Compensation Committee’s recommendation for the funding of the S16 Discretionary Bonus Pool was based on the outstanding performance of the non-CEO Section 16 officers (including the NEOs) towards achieving our company goals under the WCB Program. The established pool was allocated to non-CEO Section 16 Officers in recognition of the efforts of: (a) Ms. Shults and Messrs. Bourne and Dial on the Meritage acquisition, (b) Ms. Shults and Mr. Nebreda on the successful management of WES’s capital projects, (c) Mr. Bourne on the achievement of significant commercial successes during the year, and (d) Mr. Nebreda in leading a cross-functional team to implement information-technology systems to align with and streamline our critical work processes.

Actual Bonuses Earned for 2023. The cash bonus awards for 2023 for our NEOs are shown in the table below and are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.

Name	2023 WCB Program Corporate Performance Awards ($) (1)		S16 Discretionary Bonus Pool Allocation ($)		Total Cash Bonus Awards ($)
Mr. Ure	1,676,250	+	N/A	=	1,676,250
Ms. Shults	596,000	+	156,167	=	752,167
Mr. Dial	596,000	+	156,167	=	752,167
Mr. Bourne	596,000	+	156,167	=	752,167
Mr. Nebreda	596,000	+	182,194	=	778,194
_________________________________________________________________________________________
(1)Represents the bonuses attributed to WES’s performance against the performance metrics discussed above, calculated as their target bonus for the year multiplied by the 149% performance factor.

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

Perquisites. We provide a limited number of perquisites. The expenses related to these perquisites are imputed and considered taxable income to the executive officers, as applicable, and no related tax gross-ups are provided. Perquisites provided include reimbursement of financial counseling, tax preparation, and estate planning services expenses up to $4,000 annually, and reimbursement for the cost of personal excess liability insurance. In addition, WES has a leased interest in an aircraft that is used primarily for business travel; however, limited personal use by executive officers, including travel by family or invited guests, is allowed so long as any incremental costs associated with such personal use is reimbursed by the executive under a time-sharing agreement. The incremental costs of the perquisites provided are included in the “All Other Compensation” column and supporting footnotes of the Summary Compensation Table. For 2023, all incremental costs associated with personal travel by a named executive officer were reimbursed to us, such that there was no aggregate incremental cost related to such use.

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

•An annual target bonus for the year of termination, prorated based on the participant’s date of termination, and paid when annual bonuses are paid to other senior executives of the Partnership;

•Continued participation in the Partnership’s basic life, medical, and dental plans at employee rates, for up to 24 months following termination;

•Prorated vesting of any unvested long-term incentive awards, including time-based and performance-based long-term incentive awards, with prorated performance-based awards vesting upon actual performance under the original award agreement;

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

•An annual bonus for the year of termination determined based on the greater of target performance and actual performance, in each instance prorated based on the participant’s date of termination and paid when annual bonuses are paid to other senior executives of the Partnership;

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

Equity Ownership Guidelines. In order to align the interests of our executives and unitholders, the Board has approved executive equity ownership guidelines as noted below. Executives are expected to comply with these guidelines within five years of the date the individual is first elected to the office. An officer who does not meet the minimum ownership guideline may not sell any Western Midstream units until he or she meets the guideline and would continue to meet the guideline following any such sale. In determining equity ownership levels, we include an executive’s direct unit holdings (including units held in a living trust or by a family partnership or corporation controlled by the executive, unless the executive expressly disclaims beneficial ownership of such units) and long-term incentive awards, including time-based restricted unit awards and vested performance unit awards. Unvested performance unit awards do not count towards the ownership guidelines.

Position	Multiple of Base Salary
Chief Executive Officer	6
CFO/COO	4
Other Senior Vice Presidents	3

Clawback Provisions. Per the terms of our 2023 long-term incentive awards that were granted under the Western Gas Partners, LP 2017 Long-Term Incentive Plan, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement. These clawback provisions are in addition to the provisions of the Clawback Policy for incentive compensation discussed in the following paragraph.

Clawback Policy. In order to comply with applicable NYSE and SEC rules and to further align the interests of our executives and unitholders, the Board has approved the Clawback Policy. The Clawback Policy requires WES to recover certain incentive-based compensation erroneously awarded to our executives if WES is required to prepare an accounting restatement due to its material noncompliance with applicable financial reporting requirements under the securities laws. This includes any restatement required to correct a material error in previously issued financial statements, or to correct an error that would result in a material misstatement if the error were either corrected in the current period or left uncorrected in the current period. For purposes of the Clawback Policy, incentive-based compensation includes compensation granted, earned or vested based upon WES’s attainment of specified financial reporting metrics. This includes, but is not limited to, bonuses paid under the WCB Program to the extent based on financial reporting metrics, as well as ROA awards, TUR awards, and their associated distribution-equivalent rights. The Clawback Policy applies to all incentive-based compensation received by our executives on or after October 2, 2023. Recovery under the Clawback Policy will generally be limited to incentive-based compensation received by the applicable executive during the three completed fiscal years immediately prior to the date WES is required to prepare the restatement.

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

The Compensation Committee of Western Midstream Holdings, LLC:

Lisa Stewart, Chairperson
Peter J. Bennett
Oscar K. Brown
Nicole E. Clark

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation amounts for our NEOs for the years ended December 31, 2023, 2022, and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Michael P. Ure	2023	880,769	1,068,750	6,631,078	607,500	377,560	9,565,657
President and	2022	767,308	—	5,034,558	1,520,938	325,201	7,648,005
Chief Executive Officer	2021	713,462	416,041	6,259,276	984,659	344,607	8,718,045
Kristen S. Shults (5)	2023	484,615	756,167	2,044,566	216,000	149,836	3,651,184
Senior Vice President and	2022	362,731	—	1,807,184	502,400	68,558	2,740,873
Chief Financial Officer	2021	—	—	—	—	—	—
Christopher B. Dial	2023	488,462	536,167	2,044,566	216,000	198,206	3,483,401
Senior Vice President,	2022	421,154	—	1,006,937	533,800	123,641	2,085,532
General Counsel and Secretary	2021	388,462	137,225	1,459,424	324,775	100,514	2,410,400
Robert W. Bourne	2023	488,462	536,167	2,044,566	216,000	243,591	3,528,786
Senior Vice President and	2022	421,923	—	1,006,937	533,800	165,975	2,128,635
Chief Commercial Officer	2021	405,000	164,670	1,201,841	389,730	181,082	2,342,323
Alejandro O. Nebreda (5)	2023	485,577	562,194	2,042,963	216,000	142,872	3,449,606
Senior Vice President,	2022	—	—	—	—	—	—
Business Services	2021	—	—	—	—	—	—
_________________________________________________________________________________________
(1)    For years 2023 and 2021, this column reflects (i) the portion of the annual cash bonus awards that is attributed to the Board’s exercise of its discretion in assessing our performance results under the WCB Program for the years ended December 31, 2023 and 2021, and (ii) for 2023, also includes any allocations to the applicable NEO of the S16 Discretionary Bonus Pool, each as discussed in the Compensation Discussion and Analysis. Ms. Shults’ 2023 bonus amount also includes a one-time retention bonus of $220,000 that was paid in 2023.
(2)    This column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR units is calculated based on a Monte-Carlo valuation on the grant date. The maximum values, assuming a 200% payout, of the 2023 ROA unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, and Mr. Nebreda were approximately $3.0 million, $0.93 million, $0.93 million, $0.93 million, and $0.93 million, respectively. The maximum values, assuming a 200% payout, of the 2023 TUR unit awards as of the grant date for Mr. Ure, Ms. Shults, Mr. Dial, Mr. Bourne, and Mr. Nebreda were approximately $4.3 million, $1.3 million, $1.3 million, $1.3 million, and $1.3 million, respectively.. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For information regarding the awards granted in 2023, see the Grants of Plan-Based Awards in 2023 table.
(3)    This column reflects the portion of the annual cash bonus awards calculated based on our unadjusted performance results, pursuant to the WCB Program.

(4)    The 2023 amounts are detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan and Savings Restoration Plan ($)	Financial/Tax/Estate Planning ($)	Other ($) (i)	Total ($)
Michael P. Ure	360,256	3,145	14,159	377,560
Kristen S. Shults	138,182	500	11,154	149,836
Christopher B. Dial	153,340	4,000	40,866	198,206
Robert W. Bourne	194,230	4,000	45,361	243,591
Alejandro O. Nebreda	110,537	6,181	26,154	142,872
_________________________________________________________________________________________
(i)    Amounts reflect cash payments under a one-time all-employee PTO buyback program, pursuant to which employees were compensated for PTO hours that would have otherwise been forfeited for the year.
(5)    Ms. Shults was not an NEO for the year ended December 31, 2021. Mr. Nebreda was not an NEO for the years ended December 31, 2022 and 2021.

Grants of Plan-Based Awards in 2023

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Gas Partners, LP 2017 Long-Term Incentive Plan during 2023 to each of the NEOs as described below.

Non-Equity Incentive Plan Awards (WCB Program). Values disclosed reflect the estimated cash payouts under the WES WCB Program, as discussed in the Compensation Discussion and Analysis. If threshold levels of performance are not met, the payout can be zero. If maximum levels of performance are achieved, the plan funding is capped at 200% of the aggregate target payout for all participants. These values exclude any allocation of the S16 Discretionary Bonus Pool to the applicable NEO.

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance and continued service over a three-year performance period ending December 31, 2025. Performance units earned are settled in the form of common units. The awards include tandem distribution-equivalent rights accrued and paid in cash at the end of the performance period based on actual performance.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that vest ratably over three years, beginning on February 12, 2024. The awards include tandem distribution equivalent rights paid in cash on a current basis.

								All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#) (2)	Target (#)	Maximum (#)
Michael P. Ure	—	—	1,125,000	—	—	—	—	—	—
Time-Based Units	02/14/2023	—	—	—	—	—	—	105,263	2,999,996
ROA Units	02/14/2023	—	—	—	13,158	52,632	105,264	—	1,500,012
TUR Units	02/14/2023	—	—	—	30,527	52,632	105,264	—	2,131,070
Kristen S. Shults	—	—	400,000	—	—	—	—	—	—
Time-Based Units	02/14/2023	—	—	—	—	—	—	32,456	924,996
ROA Units	02/14/2023	—	—	—	4,057	16,228	32,456	—	462,498
TUR Units	02/14/2023	—	—	—	9,412	16,228	32,456	—	657,072
Christopher B. Dial	—	—	400,000	—	—	—	—	—	—
Time-Based Units	02/14/2023	—	—	—	—	—	—	32,456	924,996
ROA Units	02/14/2023	—	—	—	4,057	16,228	32,456	—	462,498
TUR Units	02/14/2023	—	—	—	9,412	16,228	32,456	—	657,072
Robert W. Bourne	—	—	400,000	—	—	—	—	—	—
Time-Based Units	02/14/2023	—	—	—	—	—	—	32,456	924,996
ROA Units	02/14/2023	—	—	—	4,057	16,228	32,456	—	462,498
TUR Units	02/14/2023	—	—	—	9,412	16,228	32,456	—	657,072
Alejandro O. Nebreda	—	—	400,000	—	—	—	—	—	—
Time-Based Units	02/16/2023	—	—	—	—	—	—	32,593	924,989
ROA Units	02/16/2023	—	—	—	4,074	16,297	32,594	—	462,509
TUR Units	02/16/2023	—	—	—	9,452	16,297	32,594	—	655,465
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200% of the aggregate target payout for all participants, but there are no individual maximums established. These values exclude any allocation of the S16 Discretionary Bonus Pool to the applicable NEO.
(2)The threshold payout disclosed is 25% of target for the ROA awards and 58% of target for the TUR awards. For the TUR awards, if during the performance period a company is removed from the peer group, then the percentile ranking and threshold payout would be recalculated using the remaining companies, with the threshold payout beginning at 50% of target at the 25th percentile ranking.
(3)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2023 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Outstanding Equity Awards at Year-End 2023

The following table reflects outstanding equity awards for each NEO as of December 31, 2023. The market values shown are based on WES’s closing unit price of $29.26 on December 29, 2023.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2) (3)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Michael P. Ure
Time-Based Units	205,048	5,999,704	—	—
ROA Units	—	—	363,852	10,646,310
TUR Units	—	—	264,758	7,746,819
Kristen S. Shults
Time-Based Units	66,603	1,948,804	—	—
ROA Units	—	—	48,591	1,421,773
TUR Units	—	—	27,505	804,796
Christopher B. Dial
Time-Based Units	52,938	1,548,966	—	—
ROA Units	—	—	90,937	2,660,817
TUR Units	—	—	64,942	1,900,203
Robert W. Bourne
Time-Based Units	51,364	1,502,911	—	—
ROA Units	—	—	82,750	2,421,265
TUR Units	—	—	57,856	1,692,867
Alejandro O. Nebreda
Time-Based Units	62,680	1,834,017	—	—
ROA Units	—	—	28,520	834,495
TUR Units	—	—	14,016	410,108
_________________________________________________________________________________________
(1)The table below shows the vesting dates for the respective time-based units listed in the above Outstanding Equity Awards at Year-End 2023 Table:

Vesting Date	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
02/12/2024	105,970	29,454	25,519	23,945	29,478
02/12/2025	63,990	26,330	16,600	16,600	22,337
02/12/2026	35,088	10,819	10,819	10,819	10,865
(2)The table below shows the performance periods for the respective ROA Units listed in the above Outstanding Equity Awards at Year-End 2023 Table. The number of outstanding ROA Units for each award is calculated based on WES’s return-on-assets performance as of December 31, 2023, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2023, WES’s performance under the ROA awards was 173.3%, 186.3%, and 175.0% for the performance periods ending December 31, 2023, 2024, and 2025, respectively.

Performance Period	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
1/1/2021 to 12/31/2023 (i)	190,979	—	46,383	38,196	—
1/1/2022 to 12/31/2024	80,767	20,192	16,155	16,155	—
1/1/2023 to 12/31/2025	92,106	28,399	28,399	28,399	28,520
_______________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2023, were made in February 2024 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.

(3)The table below shows the performance periods for the respective TUR Units listed in the above Outstanding Equity Awards at Year-End 2023 Table. The number of outstanding TUR Units for each award is calculated based on WES’s relative total unit return performance ranking as of December 31, 2023, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2023, WES’s performance under the TUR awards was 150%, 125%, and 86% for the performance periods ending December 31, 2023, 2024, and 2025, respectively.

Performance Period	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
1/1/2021 to 12/31/2023 (i)	165,302	—	40,146	33,060	—
1/1/2022 to 12/31/2024	54,192	13,548	10,839	10,839	—
1/1/2023 to 12/31/2025 (ii)	45,264	13,957	13,957	13,957	14,016
________________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2023, were made in February 2024 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(ii)    The TUR Units outstanding for the performance period ending December 31, 2025, as listed in the table above, assume that any Impacted Peer(s) have been dropped to the bottom of the relative peer group ranking for purposes of determining WES’s relative total unitholder return performance ranking. The treatment of Impacted Peers is discussed further in the Compensation Discussion and Analysis.

Option Exercises and Units Vested in 2023

The following table reflects information about the aggregate dollar value realized during 2023 by our NEOs for WES awards that vested in 2023.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael P. Ure	272,155	7,726,345
Kristen S. Shults	23,246	656,932
Christopher B. Dial	56,013	1,589,986
Robert W. Bourne	60,444	1,716,370
Alejandro O. Nebreda	38,598	1,090,779
_________________________________________________________________________________________
(1)The number of units acquired on vesting includes the time-based units that vested in 2023 and the distribution equivalent rights that, per the terms of the underlying 2020 award agreements, were settled in common units on the date of the distribution payments.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the value disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.

Pension Benefits for 2023

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in the Partnership’s 401(k) plan, a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2023

The Partnership maintains the Western Midstream Savings Restoration Plan to provide a supplemental benefit to eligible employees, including the NEOs, equal to the excess, if any, of the Partnership matching contributions that would have been allocated to a participant’s 401(k) plan account each year without regard to IRC limitations. Eligible compensation includes base salary earnings and annual WCB Program payments. Participants may direct contributions into investment options that mirror those provided under the Partnership’s 401(k) Plan. In general, deferred amounts are distributed to the participant in lump sum upon separation from service.

Name	Executive Contributions in 2023	Partnership Contributions in 2023 (1)	Aggregate Earnings / Losses in 2023	Aggregate Withdrawal / Distributions in 2023	Aggregate Balance at End of 2023 (2)
Michael P. Ure	$—	$316,756	$19,049	$—	$765,958
Kristen S. Shults	—	94,682	4,430	—	124,975
Christopher B. Dial	—	109,840	20,368	—	254,531
Robert W. Bourne	—	150,730	22,140	—	374,213
Alejandro O. Nebreda	—	74,237	8,679	—	131,521
_________________________________________________________________________________________
(1)Reflects contributions earned for fiscal year 2023, although not credited to participant accounts until 2024. These contributions are reported in the Summary Compensation Table for each of the NEOs under the “All Other Compensation” column for the year 2023.
(2)The balance for each NEO includes Partnership contributions previously reported in the Summary Compensation Table for fiscal years prior to 2023 in the following aggregate amounts: Mr. Ure - $445,845; Ms. Shults - $25,863; Mr. Dial - $130,946; Mr. Bourne - $209,120; Mr. Nebreda - $0.

Potential Payments Upon Termination or Change of Control

As of December 31, 2023, all of our NEOs were eligible for severance benefits under the ESP and CIC Plan. The following tables reflect potential payments to our NEOs under existing plans and award agreements for various scenarios involving a change of control or termination of employment of each NEO, assuming a termination date of December 31, 2023 and, where applicable, using the closing price of our common unit of $29.26 (as reported on the NYSE as of December 29, 2023). In addition to the reported amounts, following a separation from service, NEOs would also receive any previously earned but not paid benefits under our Savings Restoration Plan, as disclosed in the Nonqualified Deferred Compensation for 2023 Table.

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

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
Cash Severance	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Involuntary Not For Cause Termination or Good Reason Termination under the ESP. As of December 31, 2023, the NEOs below were eligible for severance benefits under the ESP. “Good Reason” for purposes of the ESP is generally defined as the occurrence of any of the following conditions: materially and adversely diminished duties and responsibilities; a material reduction in base salary or base salary plus annual target bonus, unless such reduction is applied generally and consistently to the Partnership’s executives; or a material change in work location.

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
Cash Severance (1)	$4,050,000	$1,350,000	$1,350,000	$1,350,000	$1,350,000
Pro-Rata Annual Cash Bonus (2)	1,125,000	400,000	400,000	400,000	400,000
Pro-Rata Vesting of WES Equity Awards (3)	17,130,940	1,828,516	4,127,972	3,640,471	1,173,824
Continuation of Welfare Benefits (4)	60,631	42,117	15,967	45,267	58,884
Total	$22,366,571	$3,620,633	$5,893,939	$5,435,738	$2,982,708
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum pursuant to the terms of the ESP. Mr. Ure’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Ms. Shults; Messrs. Dial, Bourne, and Nebreda reflect 1.5 times the sum of their current base salary plus target bonus.
(2)The amounts reflect a prorated annual target bonus, assuming each NEO’s employment terminated on December 31, 2023.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2023. In the event of an involuntary termination not for cause or a “Good Reason” termination, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2021 annual performance unit awards with performance periods that ended December 31, 2023, but were not settled until February 2024.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Change of Control: Involuntary Termination or Voluntary For Good Reason. The following table reflects benefits payable under the CIC Plan to the NEOs in the event of (i) a change of control of WES and (ii) a subsequent qualifying termination event.
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

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
Cash Severance (1)	$6,054,750	$1,800,000	$1,800,000	$1,800,000	$1,800,000
Pro-Rata Annual Cash Bonus (2)	1,676,250	596,000	596,000	596,000	596,000
Accelerated Vesting of WES Equity Awards (3)	24,608,421	4,241,822	6,176,434	5,683,491	3,145,362
Continuation of Welfare Benefits (4)	60,631	42,117	15,967	45,267	58,884
Total	$32,400,052	$6,679,939	$8,588,401	$8,124,758	$5,600,246
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum under the CIC Plan. Mr. Ure’s value is calculated as 2.99 times his base salary plus target bonus. The values for Ms. Shults, and Messrs. Dial, Bourne, and Nebreda are calculated as 2.0 times their base salary plus target bonus.
(2)Per the terms of the CIC Plan, the NEOs are eligible for a prorated bonus for the year of termination, based on the greater of target performance and actual performance. The amounts reflect their actual bonuses awarded for 2023 under the WCB Program, as discussed in the Compensation Discussion and Analysis and exclude any amounts awarded under the S16 Discretionary Bonus Pool.

(3)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, unless performance to date was below target, in which case we have assumed target performance, all as of December 31, 2023. In the event of a change of control, the performance would be calculated based on the change of control date. Amounts include the value of the 2021 annual performance unit awards with performance periods that ended December 31, 2023, but were not settled until February 2024.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Death or Termination due to Disability

	Mr. Ure	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Nebreda
Accelerated Vesting of WES Equity Awards (1)	$24,392,833	$4,175,373	$6,109,986	$5,617,043	$3,078,620
Total	$24,392,833	$4,175,373	$6,109,986	$5,617,043	$3,078,620
______________________________________________________________________________________
(1)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2023. In the event of death or termination due to disability, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2021 annual performance unit awards with performance periods that ended December 31, 2023, but were not settled until February 2024.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of our employees and the annual total compensation of Michael P. Ure, our President and Chief Executive Officer.
For the 2023 calendar year, the annual total compensation of Mr. Ure, as reported in the Summary Compensation Table for this Item 11, was $9,565,657. The annual total compensation for our median employee, calculated using the same methodology used for our NEOs in the Summary Compensation Table was $155,035. Based on this information, for 2023, Mr. Ure’s total annual compensation was 62 times the annual total compensation of the median employee. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2023, our employee population consisted of 1,366 individuals with all of these individuals located in the United States (as reported in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K). This population consisted of all employees, whether employed on a full-time or part-time basis.

•In compliance with the regulations, we are utilizing a new median employee after using the same one for the prior three years. We identified the median employee for 2023 by using base salary earnings for all employees, excluding our CEO, who were employed by us on December 31, 2023. We included all employees, whether employed on a full-time or part-time basis and did not make any estimates, assumptions, or adjustments to the data in identifying the median employee. The methodology used in identifying the median employee is consistent with the methodology we used in prior years.

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2023.

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

Accounting Restatements and Recovery Actions Under Clawback Policy

Item 402(w) of Regulation S-K (“Item 402(w)”) requires the Partnership to make certain disclosures in the event the Partnership is required to prepare an accounting restatement. As of December 31, 2023, the Partnership has not been required to prepare an accounting restatement. Therefore, no disclosures under Item 402(w) are required.

Option Awards and Material Nonpublic Information

Item 402(x) of Regulation S-K (“Item 402(x)”) requires the Partnership to disclose certain policies and practices regarding option awards, including how the Board takes material nonpublic information into account when determining the timing and terms of option awards. The Partnership does not issue option awards. Therefore, no disclosures under Item 402(x) are required.

Director Compensation

Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on our Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. During 2023, the non-employee directors of our general partner received compensation for their Board service pursuant to a director compensation plan approved by the Board. To assist in the 2023 annual review of director compensation, the Board directly retained Zayla Partners to provide benchmark compensation data and recommendations for the design of our non-employee director compensation program for the 2023 calendar year. Following such review, no changes to director compensation were recommended for 2023.
Accordingly, compensation for non-employee directors during 2023 consisted of the following:

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
The following table sets forth information concerning total director compensation earned during 2023 by each non-employee director:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Oscar K. Brown	134,000	145,008	279,008
Kenneth F Owen	134,000	145,008	279,008
David J. Schulte	134,000	145,008	279,008
Lisa A. Stewart	136,000	145,008	281,008
________________________________________________________________________________________
(1)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2023, computed in accordance with FASB ASC Topic 718, based on the value of our common units on grant date. See the table below for phantom units awarded to each non-employee director during 2023. As of December 31, 2023, Messrs. Brown, Owen, and Schulte and Ms. Stewart each had 5,088 outstanding phantom units.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2023:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Oscar K. Brown	February 14	5,088	145,008
Kenneth F Owen	February 14	5,088	145,008
David J. Schulte	February 14	5,088	145,008
Lisa A. Stewart	February 14	5,088	145,008
_________________________________________________________________________________________
(1)The phantom units granted on February 14, 2023, will vest in full on February 12, 2024, subject to the director’s continued service through such date. Directors receive distribution equivalent rights, paid in cash on a quarterly basis, during the vesting period.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2023 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 14, 2024:

•each member of the Board;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	185,181,578	48.7%
Peter J. Bennett	—	*
Michael P. Ure (3)	556,404	*
Kristen S. Shults	40,997	*
Robert W. Bourne	129,271	*
Christopher B. Dial	132,602	*
Alejandro O. Nebreda	64,357	*
Oscar K. Brown (4)	27,791	*
Nicole E. Clark	—	*
Frederick A. Forthuber	—	*
Kenneth F. Owen	25,730	*
David J. Schulte	30,230	*
Lisa A. Stewart	25,730	*
All directors and executive officers as a group (12 persons)	1,033,112	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)Occidental is the ultimate parent company of each of the following entities and may, therefore, be deemed to beneficially own the units held by such entities. Western Gas Resources, Inc. owns 156,219,520 common units, APC Midstream Holdings, LLC owns 457,849 common units, WGRAH owns 14,139,260 common units, and Anadarko USH1 Corporation owns 14,364,949 common units of WES.
(3)Common units held in a margin account. However, there are currently no margin borrowings associated with this account.
(4)Includes 1,440 common units held in a margin account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	32,322,784 (1)	8.52%
Common Units	Invesco Ltd. 1331 Spring Street NW, Suite 2500 Atlanta, GA 30309	23,514,801 (2)	6.20%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G/A filed February 5, 2024, with the SEC with respect to Partnership securities held as of December 31, 2023, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 32,322,784 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 32,151,085 of the common units held by ALPS.
(2)Based upon its Schedule 13G filed February 9, 2024, with the SEC with respect to Partnership securities held as of December 31, 2023, Invesco Ltd. has shared voting power as to 23,514,801 common units and dispositive power as to 23,347,060 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIPs as of December 31, 2023. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	2,160,727 (1)	— (2)	10,706,523
Equity compensation plans not approved by security holders	524,422 (1)	— (2)	—
Total	2,685,149	—	10,706,523
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 14, 2024, Occidental held (i) 185,181,578 of our common units, representing a 47.5% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH.
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

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Consolidated statements of operations
	Year Ended December 31,
thousands	2023	2022	2021
Revenues and other
Service revenues – fee based	$1,773,914	$1,674,959	$1,589,367
Service revenues – product based	16,497	56,907	11,888
Product sales	43,683	63,367	31,103
Total revenues and other	1,834,094	1,795,233	1,632,358
Equity income, net – related parties (1)	152,959	183,483	204,645
Operating expenses
Cost of product (2)	(72,903)	(25,447)	42,805
Operation and maintenance	4,618	5,081	27,805
General and administrative (3)	284	2,338	15,613
Total operating expenses	(68,001)	(18,028)	86,223
Gain (loss) on divestiture and other, net	—	(1,756)	420
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)Balances for the years ended December 31, 2022 and 2021, include equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital. Balances for the year ended December 31, 2021, also includes amounts charged by Occidental pursuant to the shared services agreement (see Services Agreement within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2023	2022
Assets
Accounts receivable, net	$358,141	$313,937
Other current assets	1,260	1,578
Equity investments (1)	904,535	944,696
Other assets	43,216	29,058
Total assets	1,307,152	1,289,269
Liabilities
Accounts and imbalance payables	38,541	32,150
Accrued liabilities	4,979	11,756
Other liabilities (2)	335,320	268,399
Total liabilities	378,840	312,305
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes contract liabilities from contracts with customers. See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2023	2022	2021
Distributions from equity-investment earnings – related parties	$155,169	$186,153	$213,516
Capital expenditures	—	(470)	(2,000)
Proceeds from the sale of assets to related parties	—	200	—
Contributions to equity investments - related parties	(1,153)	(9,632)	(4,435)
Distributions from equity investments in excess of cumulative earnings – related parties	39,104	63,897	41,385
Distributions to Partnership unitholders (1)	(494,127)	(372,468)	(272,192)
Distributions to WES Operating unitholders (2)	(22,850)	(24,898)	(14,984)
Net contributions from (distributions to) related parties	—	1,423	8,533
Unit repurchases from Occidental (3)	(127,500)	(252,500)	(50,225)
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
(3)Represents common units repurchased from Occidental (see Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ materially from our consolidated financial statements:

Consolidated statements of operations
	Year Ended December 31,
thousands	2023	2022	2021
General and administrative (1)	$3,554	$5,373	$18,365
_________________________________________________________________________________________
(1)Includes an intercompany service fee between WES and WES Operating. Balances for the years ended December 31, 2022 and 2021, include equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital. The balance for the year ended December 31, 2021, also include amounts charged by Occidental pursuant to the shared service agreement (see Services Agreement within this Item 13).

Consolidated balance sheets
	December 31,
thousands	2023	2022
Other current assets	$1,235	$1,487
Other assets	41,405	28,459
Accounts and imbalance payables (1)	69,472	76,131
Accrued liabilities	4,662	11,439
_________________________________________________________________________________________
(1)Includes balances related to transactions between WES and WES Operating.

Consolidated statements of cash flows
	Year Ended December 31,
thousands	2023	2022	2021
Distributions to WES Operating unitholders (1)	$(1,142,217)	$(1,244,533)	$(749,018)
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

Gathering and processing agreements. We have significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. For the year ended December 31, 2023, production owned or controlled by Occidental represented 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 86% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets.
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

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs, shared field offices, and easements (see Related-party commercial agreement below) supporting our operations at certain assets. A portion of general and administrative expense is paid by Occidental, which results in related-party transactions pursuant to the reimbursement provisions of our and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Transition Services Agreement in the section above. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

Services Agreement. Occidental performed certain centralized corporate functions for us and WES Operating pursuant to the agreement dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP (“Services Agreement”). Most of the administrative and operational services previously provided by Occidental fully transitioned to us by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

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
Through December 31, 2023, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

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

Item 14.  Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2023	2022	2023	2022
Audit fees	$575	$250	$2,905	$2,673
Total	$575	$250	$2,905	$2,673

Audit fees are primarily for the audit of our and WES Operating’s consolidated financial statements, including the audit of the effectiveness of internal control over financial reporting, consents, comfort letters, other audits, and the reviews of financial statements included in the Forms 10-Q.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2023, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2023, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2024.

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

	10.	1
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

‡	10.	3
Form of Indemnification Agreement by and between Western Midstream Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.16 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

Exhibit Number			Description
	10.	4
Western Midstream Partners, LP 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

	10.	5
Western Midstream Partners, LP Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 001-35753).

	10.	6
Western Midstream Partners, LP Executive Severance Plan (Amended and Restated as of November 1, 2022) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on November 2, 2022, File No. 001-35753).

	10.	7
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

	10.	9
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

‡	10.	12
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	13
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	14
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

‡	10.	15
Form of Award Agreement for outside directors under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

‡	10.	16
Western Midstream Partners, LP Incentive Compensation Program (incorporated by reference to Exhibit 10.19 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 22, 2023, File No. 001-35753).

‡	10.	17
Form of 2023 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 3, 2023, File No. 001-35753).

†	10.	18
Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).

	10.	19
Fourth Amended and Restated Revolving Credit Agreement, dated as of April 6, 2023, among Western Midstream Operating, LP, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on April 10, 2023, File No. 001-35753).

Exhibit Number			Description
	10	20
Form of Commercial Paper Dealer Agreement between WES Operating, as Issuer, and the Dealer party thereto, for the Commercial Paper Program (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on November 16, 2023, File No. 001-35753).

	10.	21
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

†	10.	22
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

†	10.	23
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

†	10.	24
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	25
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

†	10.	26
Amendment to Gas Gathering Agreement effective January 1, 2020, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.42 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

†	10.	27
Gas Gathering Agreement between Anadarko E&P Onshore LLC and Delaware Basin Midstream, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-34046).

†	10.	28
Second Amendment to Gas Gathering Agreement by and between Delaware Basin Midstream LLC and Anadarko E&P Onshore LLC, effective as of the May 1, 2023 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 8, 2023, File No. 001-35753).

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

Exhibit Number			Description
‡	97.	1	Western Midstream Partners, LP Incentive Policy on Recoupment of Incentive Compensation.
*	101.	INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*	101.	SCH	Inline XBRL Schema Document
*	101.	CAL	Inline XBRL Calculation Linkbase Document
*	101.	DEF	Inline XBRL Definition Linkbase Document
*	101.	LAB	Inline XBRL Label Linkbase Document
*	101.	PRE	Inline XBRL Presentation Linkbase Document
*	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________________

*	Filed herewith
**	Furnished herewith
#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†	Portions of this exhibit have been omitted as confidential pursuant to Item 601(b)(10) of Regulation S-K or a request for confidential treatment.
‡	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Item 16.  Form 10-K Summary

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WESTERN MIDSTREAM PARTNERS, LP

February 21, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

February 21, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 21, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

February 21, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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