Form 10-Q
period 2024-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2024-05-08
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of May 3, 2024:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	380,490,963
Western Midstream Operating, LP	None	None	None	None
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

Marcellus Interest
The 33.75% interest in the Larry’s Creek, Seely, and Warrensville gas-gathering systems and related facilities located in northern Pennsylvania that we sold in April 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Meritage	Meritage Midstream Services II, LLC, which was acquired by the Partnership on October 13, 2023.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
Mont Belvieu JV
Enterprise EF78 LLC, in which we owned a 25% interest that we sold in February 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Panola
Panola Pipeline Company, LLC, in which we owned a 15% interest that we sold in March 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

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

Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.

Defined Term	Definition
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
Saddlehorn
Saddlehorn Pipeline Company, LLC, in which we owned a 20% interest that we sold in March 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, by and among Occidental, Anadarko, and WES Operating GP.
Skim oil	A crude-oil byproduct that is recovered during the produced-water gathering and disposal process.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC
Whitethorn Pipeline Company LLC, in which we owned a 20% interest that we sold in February 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Whitethorn	A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
$1.25 billion Purchase Program	The $1.25 billion buyback program ending December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2024	2023
Revenues and other
Service revenues – fee based	$781,262	$647,867
Service revenues – product based	66,740	46,810
Product sales	39,292	39,025
Other	435	280
Total revenues and other (1)	887,729	733,982
Equity income, net – related parties	32,819	39,021
Operating expenses
Cost of product	46,079	51,459
Operation and maintenance	194,939	174,239
General and administrative	67,839	51,117
Property and other taxes	13,920	6,831
Depreciation and amortization	157,991	144,626
Long-lived asset and other impairments (2)	23	52,401
Total operating expenses (3)	480,791	480,673
Gain (loss) on divestiture and other, net	239,617	(2,118)
Operating income (loss)	679,374	290,212
Interest expense	(94,506)	(81,670)
Gain (loss) on early extinguishment of debt	524	—
Other income (expense), net	2,346	1,215
Income (loss) before income taxes	587,738	209,757
Income tax expense (benefit)	1,522	1,416
Net income (loss)	586,216	208,341
Net income (loss) attributable to noncontrolling interests	13,386	4,696
Net income (loss) attributable to Western Midstream Partners, LP	$572,830	$203,645
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$572,830	$203,645
General partner interest in net (income) loss	(13,330)	(4,686)
Limited partners’ interest in net income (loss) (4)	559,500	198,959
Net income (loss) per common unit – basic (4)	$1.47	$0.52
Net income (loss) per common unit – diluted (4)	$1.47	$0.52
Weighted-average common units outstanding – basic (4)	380,024	384,468
Weighted-average common units outstanding – diluted (4)	381,628	385,750
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $499.8 million and $448.8 million for the three months ended March 31, 2024 and 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(26.0) million and $(3.1) million for the three months ended March 31, 2024 and 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$295,246	$272,787
Accounts receivable, net	720,351	666,637
Other current assets	50,750	52,986
Total current assets	1,066,347	992,410
Property, plant, and equipment
Cost	15,157,635	14,945,431
Less accumulated depreciation	5,432,343	5,290,415
Net property, plant, and equipment	9,725,292	9,655,016
Goodwill	4,783	4,783
Other intangible assets	673,491	681,408
Equity investments	546,078	904,535
Other assets (1)	249,479	233,455
Total assets (2)	$12,265,470	$12,471,607
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$377,499	$362,451
Short-term debt	108,394	617,748
Accrued ad valorem taxes	48,525	61,285
Accrued liabilities	173,721	262,572
Total current liabilities	708,139	1,304,056
Long-term liabilities
Long-term debt	7,272,079	7,283,556
Deferred income taxes	15,698	15,468
Asset retirement obligations	366,755	359,185
Other liabilities	526,508	480,212
Total long-term liabilities	8,181,040	8,138,421
Total liabilities (3)	8,889,179	9,442,477
Equity and partners’ capital
Common units (380,490,138 and 379,519,983 units issued and outstanding at March 31, 2024, and December 31, 2023, respectively)	3,225,562	2,894,231
General partner units (9,060,641 units issued and outstanding at March 31, 2024, and December 31, 2023)	11,313	3,193
Total partners’ capital	3,236,875	2,897,424
Noncontrolling interests	139,416	131,706
Total equity and partners’ capital	3,376,291	3,029,130
Total liabilities, equity, and partners’ capital	$12,265,470	$12,471,607
________________________________________________________________________________________
(1)Other assets includes $5.5 million and $5.7 million of NGLs line-fill inventory as of March 31, 2024, and December 31, 2023, respectively. Other assets also includes $107.1 million and $96.3 million of materials and supplies inventory as of March 31, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $982.6 million and $1.3 billion as of March 31, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $389.7 million and $358.1 million as of March 31, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $406.4 million and $378.8 million as of March 31, 2024, and December 31, 2023, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	559,500	13,330	13,386	586,216
Distributions to Chipeta noncontrolling interest owner	—	—	(1,085)	(1,085)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,591)	(4,591)
Distributions to Partnership unitholders	(218,228)	(5,210)	—	(223,438)
Equity-based compensation expense	9,423	—	—	9,423
Other	(19,364)	—	—	(19,364)
Balance at March 31, 2024	$3,225,562	$11,313	$139,416	$3,376,291

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	198,959	4,686	4,696	208,341
Distributions to Chipeta noncontrolling interest owner	—	—	(2,240)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,271)	(4,271)
Distributions to Partnership unitholders	(192,039)	(4,530)	—	(196,569)
Unit repurchases (1)	(7,061)	—	—	(7,061)
Equity-based compensation expense	7,199	—	—	7,199
Other	(11,950)	—	—	(11,950)
Balance at March 31, 2023	$2,964,712	$2,261	$134,591	$3,101,564
_________________________________________________________________________________________
(1)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$586,216	$208,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,991	144,626
Long-lived asset and other impairments	23	52,401
Non-cash equity-based compensation expense	9,423	7,199
Deferred income taxes	230	924
Accretion and amortization of long-term obligations, net	2,190	1,692
Equity income, net – related parties	(32,819)	(39,021)
Distributions from equity-investment earnings – related parties	29,304	39,609
(Gain) loss on divestiture and other, net	(239,617)	2,118
(Gain) loss on early extinguishment of debt	(524)	—
Other	112	200
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(53,714)	(4,037)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(100,383)	(136,460)
Change in other items, net	41,276	24,832
Net cash provided by operating activities	399,708	302,424
Cash flows from investing activities
Capital expenditures	(193,789)	(173,088)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(110)
Distributions from equity investments in excess of cumulative earnings – related parties	19,033	12,366
Proceeds from the sale of assets to third parties	582,739	—
(Increase) decrease in materials and supplies inventory and other	(10,691)	(18,346)
Net cash provided by (used in) investing activities	396,849	(179,178)
Cash flows from financing activities
Borrowings, net of debt issuance costs	—	220,000
Repayments of debt	(14,503)	(313,138)
Commercial paper borrowings (repayments), net	(510,379)	—
Increase (decrease) in outstanding checks	766	18,768
Distributions to Partnership unitholders (1)	(223,438)	(196,569)
Distributions to Chipeta noncontrolling interest owner	(1,085)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	(4,591)	(4,271)
Unit repurchases	—	(7,061)
Other	(20,868)	(12,746)
Net cash provided by (used in) financing activities	(774,098)	(297,257)
Net increase (decrease) in cash and cash equivalents	22,459	(174,011)
Cash and cash equivalents at beginning of period	272,787	286,656
Cash and cash equivalents at end of period	$295,246	$112,645
Supplemental disclosures
Interest paid, net of capitalized interest	$130,885	$133,245
Income taxes paid (reimbursements received)	—	1,270
Accrued capital expenditures	116,751	91,067
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2024	2023
Revenues and other
Service revenues – fee based	$781,262	$647,867
Service revenues – product based	66,740	46,810
Product sales	39,292	39,025
Other	435	280
Total revenues and other (1)	887,729	733,982
Equity income, net – related parties	32,819	39,021
Operating expenses
Cost of product	46,079	51,459
Operation and maintenance	194,939	174,239
General and administrative	67,479	50,885
Property and other taxes	13,920	6,831
Depreciation and amortization	157,991	144,626
Long-lived asset and other impairments (2)	23	52,401
Total operating expenses (3)	480,431	480,441
Gain (loss) on divestiture and other, net	239,617	(2,118)
Operating income (loss)	679,734	290,444
Interest expense	(94,506)	(81,670)
Gain (loss) on early extinguishment of debt	524	—
Other income (expense), net	2,287	1,190
Income (loss) before income taxes	588,039	209,964
Income tax expense (benefit)	1,522	1,416
Net income (loss)	586,517	208,548
Net income (loss) attributable to noncontrolling interest	1,686	535
Net income (loss) attributable to Western Midstream Operating, LP	$584,831	$208,013
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $499.8 million and $448.8 million for the three months ended March 31, 2024 and 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(24.7) million and $(1.9) million for the three months ended March 31, 2024 and 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$289,464	$268,184
Accounts receivable, net	738,487	666,615
Other current assets	48,888	50,468
Total current assets	1,076,839	985,267
Property, plant, and equipment
Cost	15,157,635	14,945,431
Less accumulated depreciation	5,432,343	5,290,415
Net property, plant, and equipment	9,725,292	9,655,016
Goodwill	4,783	4,783
Other intangible assets	673,491	681,408
Equity investments	546,078	904,535
Other assets (1)	246,053	231,644
Total assets (2)	$12,272,536	$12,462,653
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$377,358	$392,752
Short-term debt	108,394	617,748
Accrued ad valorem taxes	48,525	61,285
Accrued liabilities	143,026	203,461
Total current liabilities	677,303	1,275,246
Long-term liabilities
Long-term debt	7,272,079	7,283,556
Deferred income taxes	15,698	15,468
Asset retirement obligations	366,755	359,185
Other liabilities	523,083	476,844
Total long-term liabilities	8,177,615	8,135,053
Total liabilities (3)	8,854,918	9,410,299
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2024, and December 31, 2023)	3,391,694	3,027,031
Total partners’ capital	3,391,694	3,027,031
Noncontrolling interest	25,924	25,323
Total equity and partners’ capital	3,417,618	3,052,354
Total liabilities, equity, and partners’ capital	$12,272,536	$12,462,653
_________________________________________________________________________________________
(1)Other assets includes $5.5 million and $5.7 million of NGLs line-fill inventory as of March 31, 2024, and December 31, 2023, respectively. Other assets also includes $107.1 million and $96.3 million of materials and supplies inventory as of March 31, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $997.3 million and $1.3 billion as of March 31, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $407.9 million and $358.1 million as of March 31, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $406.0 million and $409.5 million as of March 31, 2024, and December 31, 2023, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$586,517	$208,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,991	144,626
Long-lived asset and other impairments	23	52,401
Non-cash equity-based compensation expense	9,278	7,058
Deferred income taxes	230	924
Accretion and amortization of long-term obligations, net	2,190	1,692
Equity income, net – related parties	(32,819)	(39,021)
Distributions from equity-investment earnings – related parties	29,304	39,609
(Gain) loss on divestiture and other, net	(239,617)	2,118
(Gain) loss on early extinguishment of debt	(524)	—
Other	112	200
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(71,872)	(5,048)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(102,341)	(148,148)
Change in other items, net	42,177	26,009
Net cash provided by operating activities	380,649	290,968
Cash flows from investing activities
Capital expenditures	(193,789)	(173,088)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(110)
Distributions from equity investments in excess of cumulative earnings – related parties	19,033	12,366
Proceeds from the sale of assets to third parties	582,739	—
(Increase) decrease in materials and supplies inventory and other	(10,691)	(18,346)
Net cash provided by (used in) investing activities	396,849	(179,178)
Cash flows from financing activities
Borrowings, net of debt issuance costs	—	220,000
Repayments of debt	(14,503)	(313,138)
Commercial paper borrowings (repayments), net	(510,379)	—
Increase (decrease) in outstanding checks	699	18,726
Distributions to WES Operating unitholders (1)	(229,446)	(213,513)
Distributions to Chipeta noncontrolling interest owner	(1,085)	(2,240)
Other	(1,504)	(796)
Net cash provided by (used in) financing activities	(756,218)	(290,961)
Net increase (decrease) in cash and cash equivalents	21,280	(179,171)
Cash and cash equivalents at beginning of period	268,184	286,101
Cash and cash equivalents at end of period	$289,464	$106,930
Supplemental disclosures
Interest paid, net of capitalized interest	$130,885	$133,245
Income taxes paid (reimbursements received)	—	1,270
Accrued capital expenditures	116,751	91,067
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of March 31, 2024, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	18	2	3	1
Treating facilities	38	3	—	—
Natural-gas processing plants/trains	24	3	—	1
NGLs pipelines	3	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	1
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

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2023 Form 10-K, as filed with the SEC on February 21, 2024. Management believes that the disclosures made are adequate to make the information not misleading.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of March 31, 2024 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the three months ended March 31, 2024, the Partnership issued 970,155 common units under its long-term incentive plans. Compensation expense was $9.4 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2024	2023
Revenue from customers
Service revenues – fee based	$781,262	$647,867
Service revenues – product based	66,740	46,810
Product sales	39,292	39,025
Total revenue from customers	887,294	733,702
Revenue from other than customers
Other	435	280
Total revenues and other	$887,729	$733,982

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $711.0 million and $661.6 million as of March 31, 2024, and December 31, 2023, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2023	$39,292
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(1,928)
Additional estimated revenues recognized	1,974
Contract assets balance at March 31, 2024	$39,338

Contract assets at March 31, 2024
Other current assets	$8,708
Other assets	30,630
Total contract assets from contracts with customers	$39,338

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

thousands
Contract liabilities balance at December 31, 2023	$445,499
Cash received or receivable, excluding revenues recognized during the period	36,960
Revenues recognized that were included in the contract liability balance at the beginning of the period	(11,715)
Contract liabilities balance at March 31, 2024	$470,744

Contract liabilities at March 31, 2024
Accrued liabilities	$11,875
Other liabilities	458,869
Total contract liabilities from contracts with customers	$470,744

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2024	$881,845
2025	1,113,716
2026	1,029,954
2027	919,010
2028	712,825
Thereafter	2,001,043
Total	$6,658,393

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Mont Belvieu JV, Whitethorn LLC, Panola, and Saddlehorn. During the first quarter of 2024, the Partnership closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Enterprise EF78 LLC (the “Mont Belvieu JV”), (ii) the 20.00% interest in Whitethorn Pipeline Company LLC (“Whitethorn LLC”), (iii) the 15.00% interest in Panola Pipeline Company, LLC (“Panola”), and (iv) the 20.00% interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”). The combined proceeds received in the first quarter of 2024 of $588.6 million includes $5.9 million in pro-rata distributions through closing, resulting in a net gain on sale of $239.7 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations. The sale of the interests in the Mont Belvieu JV and Whitethorn LLC also resolved outstanding legal proceedings associated with those assets.

Marcellus Interest systems. In April 2024, the Partnership closed on the sale of its 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million, resulting in an estimated net gain on sale of approximately $65.0 million that will be recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations during the second quarter of 2024. As of March 31, 2024, the Marcellus Interest systems satisfied criteria to be considered held for sale. At March 31, 2024, the consolidated balance sheet included current assets of $6.6 million, long-term assets of $142.7 million, current liabilities of $5.9 million, and long-term liabilities of $2.1 million associated with assets held for sale.

Meritage. On October 13, 2023, the Partnership closed on the acquisition of Meritage Midstream Services II, LLC (“Meritage”) for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from the Partnership’s $600.0 million senior note issuance in September 2023 (see Note 10) and borrowings on the senior unsecured revolving credit facility (“RCF”). The cash purchase price, adjusted for working capital and certain customary post-closing adjustments and reduced by the $38.4 million of cash acquired (as presented in the table below), was $878.2 million.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

The following is the final acquisition-date fair value for the assets acquired and liabilities assumed in the Meritage acquisition on October 13, 2023.

thousands
Assets acquired:
Cash and cash equivalents	$38,412
Accounts receivable, net	34,060
Other current assets	1,980
Property, plant, and equipment	926,347
Other assets	6,498
Total assets acquired	1,007,297
Liabilities assumed:
Accounts payable and accrued liabilities	34,733
Other current liabilities	5,451
Asset retirement obligation	22,156
Other liabilities	28,356
Total liabilities assumed	90,696
Net assets acquired	$916,601

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS

The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
2024
March 31	$347,675	May 2024
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2024, Occidental held 185,181,578 common units, representing a 47.6% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 195,308,560 common units, representing a 50.1% limited partner interest in the Partnership.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2024, there were no common units repurchased. During the three months ended March 31, 2023, the Partnership repurchased 285,688 common units for an aggregate purchase price of $7.1 million. The units were canceled immediately upon receipt. As of March 31, 2024, the Partnership had an authorized amount of $627.8 million remaining under the program.

Holdings of WES Operating equity. As of March 31, 2024, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
thousands except per-unit amounts	2024	2023
Net income (loss)
Limited partners’ interest in net income (loss)	$559,500	$198,959
Weighted-average common units outstanding
Basic	380,024	384,468
Dilutive effect of non-vested phantom units	1,604	1,282
Diluted	381,628	385,750
Excluded due to anti-dilutive effect	279	663
Net income (loss) per common unit
Basic	$1.47	$0.52
Diluted	$1.47	$0.52

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2024	2023
Revenues and other
Service revenues – fee based	$489,729	$423,501
Service revenues – product based	14,057	8,116
Product sales	(3,977)	17,168
Total revenues and other	499,809	448,785
Equity income, net – related parties (1)	32,819	39,021
Operating expenses
Cost of product (2)	(27,412)	(3,947)
Operation and maintenance	1,439	747
General and administrative	—	67
Total operating expenses	(25,973)	(3,133)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Consolidated balance sheets
thousands	March 31, 2024	December 31, 2023
Assets
Accounts receivable, net	$389,721	$358,141
Other current assets	3,277	1,260
Equity investments (1)	546,078	904,535
Other assets	43,534	43,216
Total assets	982,610	1,307,152
Liabilities
Accounts and imbalance payables	38,739	38,541
Accrued liabilities	5,009	4,979
Other liabilities (2)	362,604	335,320
Total liabilities	406,352	378,840
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2024	2023
Distributions from equity-investment earnings – related parties	$29,304	$39,609
Contributions to equity investments – related parties	—	(110)
Distributions from equity investments in excess of cumulative earnings – related parties	19,033	12,366
Distributions to Partnership unitholders (1)	(111,689)	(99,671)
Distributions to WES Operating unitholders (2)	(4,591)	(4,271)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended March 31,
thousands	2024	2023
General and administrative (1)	$1,306	$1,281
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Consolidated balance sheets
thousands	March 31, 2024	December 31, 2023
Accounts receivable, net (1)	$407,881	$358,141
Other current assets	3,218	1,235
Other assets	40,108	41,405
Accounts and imbalance payables	38,739	69,472
Accrued liabilities	4,692	4,662
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Three Months Ended March 31,
thousands	2024	2023
Distributions to WES Operating unitholders (1)	$(229,446)	$(213,513)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 31% and 35% for the three months ended March 31, 2024 and 2023, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 89% and 88% for the three months ended March 31, 2024 and 2023, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 77% and 80% for the three months ended March 31, 2024 and 2023, respectively.
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
In connection with the sale of its Eagle Ford assets in 2017, Anadarko remained the primary counterparty to the Partnership’s Brasada gas processing agreement and entered into an agency relationship with Sanchez Energy Corporation (“Sanchez”), subsequently Mesquite Energy, Inc. (“Mesquite”), that allowed Mesquite to process gas under such agreement. In December 2021, the Brasada gas processing agreement was assigned from Anadarko to Mesquite effective July 1, 2023. For this reason, Anadarko is not liable for any obligations under the Brasada gas processing agreement after June 30, 2023. For all periods presented, either Mesquite or its successor, a subsidiary of Javelin Energy Partners, performed Anadarko’s obligations under the Brasada gas processing agreement pursuant to its agency arrangement with Anadarko.

Marketing Transition Services Agreement. During the year ended December 31, 2020, Occidental provided marketing-related services to certain of the Partnership’s subsidiaries (the “Marketing Transition Services Agreement”). While the Partnership still has some marketing agreements with affiliates of Occidental, on January 1, 2021, the Partnership began marketing and selling substantially all of its crude oil, residue gas, and NGLs directly to third parties.

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

7. EQUITY INVESTMENTS

The following tables present the financial statement impact of the Partnership’s equity investments for the three months ended March 31, 2024:

thousands	Balance at December 31, 2023	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures (2)	Balance at March 31, 2024
White Cliffs	$13,248	$1,285	$(1,285)	$(843)	$—	$12,405
Rendezvous	10,815	(578)	(237)	(464)	—	9,536
Mont Belvieu JV	88,556	51	(442)	(6,047)	(82,118)	—
TEG	15,185	169	(175)	(200)	—	14,979
TEP	172,559	7,218	(7,281)	(635)	—	171,861
FRP	186,551	11,727	(11,770)	(1,803)	—	184,705
Whitethorn LLC	144,799	1,185	3,326	(4,924)	(144,386)	—
Saddlehorn	101,760	4,200	(4,124)	(3,096)	(98,740)	—
Panola	18,716	74	(74)	(1,021)	(17,695)	—
Mi Vida	45,424	2,068	(2,050)	—	—	45,442
Red Bluff Express	106,922	5,420	(5,192)	—	—	107,150
Total	$904,535	$32,819	$(29,304)	$(19,033)	$(342,939)	$546,078
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.
(2)See Note 3.

During the first quarter of 2024, the Partnership closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Mont Belvieu JV, (ii) the 20.00% interest in Whitethorn LLC, (iii) the 15.00% interest in Panola, and (iv) the 20.00% interest in Saddlehorn. See Note 3.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2024	December 31, 2023
Land	N/A	$12,442	$12,504
Gathering systems – pipelines	30 years	5,935,848	5,890,607
Gathering systems – compressors	15 years	2,602,110	2,553,602
Processing complexes and treating facilities	25 years	3,775,379	3,745,332
Transportation pipeline and equipment	3 to 48 years	259,227	259,314
Produced-water disposal systems	20 years	1,103,001	1,098,616
Assets under construction	N/A	560,417	479,368
Other	3 to 40 years	909,211	906,088
Total property, plant, and equipment		15,157,635	14,945,431
Less accumulated depreciation		5,432,343	5,290,415
Net property, plant, and equipment		$9,725,292	$9,655,016

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Trade receivables, net	$720,169	$665,892	$738,328	$665,892
Other receivables, net	182	745	159	723
Total accounts receivable, net	$720,351	$666,637	$738,487	$666,615

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
NGLs inventory	$2,650	$2,557	$2,650	$2,557
Imbalance receivables	8,125	5,056	8,125	5,056
Prepaid insurance	15,707	21,065	13,904	18,571
Contract assets	8,708	9,595	8,708	9,595
Other	15,560	14,713	15,501	14,689
Total other current assets	$50,750	$52,986	$48,888	$50,468

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Accrued interest expense	$86,369	$124,937	$86,369	$124,937
Short-term asset retirement obligations	3,790	7,606	3,790	7,606
Short-term remediation and reclamation obligations	1,790	5,490	1,790	5,490
Income taxes payable	4,201	2,908	4,201	2,908
Contract liabilities	11,875	16,866	11,875	16,866
Accrued payroll and benefits	30,598	55,237	—	2,243
Other	35,098	49,528	35,001	43,411
Total accrued liabilities	$173,721	$262,572	$143,026	$203,461

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2024			December 31, 2023
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$100,000	$99,933	$99,933	$613,885	$610,312	$610,312
Finance lease liabilities	8,461	8,461	8,461	7,436	7,436	7,436
Total short-term debt	$108,461	$108,394	$108,394	$621,321	$617,748	$617,748

Long-term debt
3.100% Senior Notes due 2025	$663,831	$662,804	$649,658	$666,481	$665,145	$650,765
3.950% Senior Notes due 2025	348,645	347,631	341,763	349,163	347,938	341,415
4.650% Senior Notes due 2026	467,204	465,848	458,425	467,204	465,705	459,617
4.500% Senior Notes due 2028	350,175	347,923	338,199	357,094	354,665	346,121
4.750% Senior Notes due 2028	381,848	379,816	370,935	382,888	380,747	374,767
6.350% Senior Notes due 2029	600,000	593,364	622,248	600,000	593,069	626,994
4.050% Senior Notes due 2030	1,100,612	1,093,906	1,025,726	1,104,593	1,097,609	1,036,097
6.150% Senior Notes due 2033	750,000	741,302	769,373	750,000	741,125	780,203
5.450% Senior Notes due 2044	600,000	594,070	551,802	600,000	594,031	545,154
5.300% Senior Notes due 2048	700,000	687,798	611,492	700,000	687,735	614,082
5.500% Senior Notes due 2048	350,000	342,947	310,674	350,000	342,913	312,365
5.250% Senior Notes due 2050	1,000,000	984,276	895,150	1,000,000	984,206	895,440
Finance lease liabilities	30,394	30,394	30,394	28,668	28,668	28,668
Total long-term debt	$7,342,709	$7,272,079	$6,975,839	$7,356,091	$7,283,556	$7,011,688
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the three months ended March 31, 2024:

thousands	Carrying Value
Balance at December 31, 2023	$7,901,304
Commercial paper borrowings (repayments), net (1)	(510,379)
Repayment of 3.100% Senior Notes due 2025	(2,650)
Repayment of 3.950% Senior Notes due 2025	(518)
Repayment of 4.500% Senior Notes due 2028	(6,919)
Repayment of 4.750% Senior Notes due 2028	(1,040)
Repayment of 4.050% Senior Notes due 2030	(3,981)
Finance lease liabilities	2,751
Other	1,905
Balance at March 31, 2024	$7,380,473
________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at March 31, 2024, and were 3.790%, 4.671%, and 5.869%, respectively, at March 31, 2023. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the three months ended March 31, 2024, WES Operating purchased and retired $15.1 million of certain of its senior notes via open-market repurchases with cash from operations (see Debt activity above) and a gain of $0.5 million was recognized for the early retirement of portions of these notes. As of March 31, 2024, the 3.100% Senior Notes due 2025 were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt. Subsequent to March 31, 2024, WES Operating purchased and retired $134.9 million of certain of its senior notes via open-market repurchases.
During the third quarter of 2023, WES Operating completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029. Net proceeds from the offering were used to fund a portion of the aggregate purchase price for the Meritage acquisition (see Note 3), to pay related costs and expenses, and for general partnership purposes. During the second quarter of 2023, WES Operating completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033. Net proceeds from the offering were used to repay borrowings under the RCF and for general partnership purposes. In addition, during 2023, WES Operating purchased and retired $276.7 million of certain of its senior notes via open-market repurchases and redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand.
As of March 31, 2024, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
As of March 31, 2024, there were no outstanding borrowings and $0.5 million of outstanding letters of credit, resulting in $1.9 billion in effective borrowing capacity under the RCF, after taking into account the $100.0 million of outstanding commercial paper borrowings (see below), for which we maintain availability under the RCF as support for WES Operating’s commercial paper program. As of March 31, 2024 and 2023, the interest rate on any outstanding RCF borrowings was 6.63% and 6.21%, respectively. The facility-fee rate was 0.20% at March 31, 2024 and 2023. As of March 31, 2024, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of March 31, 2024, there were $100.0 million aggregate principal amount of short-term notes outstanding under the commercial paper program at a weighted-average interest rate of 6.00% and weighted-average maturity of four days.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2024	2023
Long-term and short-term debt	$(95,956)	$(81,151)
Finance lease liabilities	(677)	(163)
Commitment fees and amortization of debt-related costs	(3,200)	(2,881)
Capitalized interest	5,327	2,525
Interest expense	$(94,506)	$(81,670)

11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of March 31, 2024 and December 31, 2023, the consolidated balance sheets included $3.5 million and $7.3 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2023 Form 10-K as filed with the SEC on February 21, 2024.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of March 31, 2024 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

•cyber-attacks or security breaches; and

•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2023 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, the Rocky Mountains (Colorado, Utah, and Wyoming), and North-central Pennsylvania. As of March 31, 2024, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems (1)	18	2	3	1
Treating facilities	38	3	—	—
Natural-gas processing plants/trains	24	3	—	1
NGLs pipelines	3	—	—	4
Natural-gas pipelines	6	—	—	1
Crude-oil pipelines	3	1	—	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2024, included the following:

•During the first quarter of 2024, we (i) closed on the sale of several equity investments to third parties for combined proceeds of $588.6 million, which included $5.9 million in pro-rata distributions through closing, and (ii) entered into a definitive agreement for the divestment of our 33.75% interest in the Marcellus Interest systems, which closed in April 2024. See Acquisitions and Divestitures within this Item 2 for additional information.

•WES Operating purchased and retired $15.1 million of certain of its senior notes via open-market repurchases.

•Our first-quarter 2024 per-unit distribution of $0.875 increased $0.300 from the fourth-quarter 2023 per-unit distribution of $0.575.

•Natural-gas throughput attributable to WES totaled 4,990 MMcf/d for the three months ended March 31, 2024, representing a 2% increase and a 21% increase compared to the three months ended December 31, 2023, and March 31, 2023, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 565 MBbls/d for the three months ended March 31, 2024, representing a 20% decrease and an 8% decrease compared to the three months ended December 31, 2023, and March 31, 2023, respectively.

•Produced-water throughput attributable to WES totaled 1,126 MBbls/d for the three months ended March 31, 2024, representing a 7% increase and an 18% increase compared to the three months ended December 31, 2023, and March 31, 2023, respectively.

•Gross margin was $683.7 million for the three months ended March 31, 2024, representing a 5% increase and a 27% increase compared to the three months ended December 31, 2023, and March 31, 2023, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.32 per Mcf for the three months ended March 31, 2024, representing a 2% increase compared to the three months ended December 31, 2023, and March 31, 2023.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.92 per Bbl for the three months ended March 31, 2024, representing a 20% increase and a 10% increase compared to the three months ended December 31, 2023, and March 31, 2023, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.95 per Bbl for the three months ended March 31, 2024, representing a 10% increase and a 17% increase compared to the three months ended December 31, 2023, and March 31, 2023, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,761	1,704	3%	1,569	12%
DJ Basin	1,372	1,341	2%	1,306	5%
Powder River Basin	406	369	10%	33	NM
Equity investments	508	489	4%	423	20%
Other	1,117	1,145	(2)%	915	22%
Total throughput for natural-gas assets	5,164	5,048	2%	4,246	22%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	225	225	—%	205	10%
DJ Basin	87	81	7%	69	26%
Powder River Basin	23	20	15%	—	NM
Equity investments	202	347	(42)%	314	(36)%
Other	39	42	(7)%	35	11%
Total throughput for crude-oil and NGLs assets	576	715	(19)%	623	(8)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,149	1,076	7%	977	18%
Total throughput for produced-water assets	1,149	1,076	7%	977	18%
_________________________________________________________________________________________
NM—Not meaningful

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2023 ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023, and prices during the three months ended March 31, 2024, ranged from a low of $70.38 per barrel in January 2024 to a high of $83.47 per barrel in March 2024. Similar disruptions could occur as a consequence of the current conflict in the Middle East. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

Impact of interest rates. Short- and long-term interest rates can be volatile, resulting in immediate changes to interest expense on RCF borrowings and commercial paper borrowings. Any future increases in interest rates likely will result in additional increases in financing costs. As with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors face similar interest-rate dynamics.

ACQUISITIONS AND DIVESTITURES

Mont Belvieu JV, Whitethorn LLC, Panola, and Saddlehorn. During the first quarter of 2024, we closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Mont Belvieu JV, (ii) the 20.00% interest in Whitethorn LLC, (iii) the 15.00% interest in Panola, and (iv) the 20.00% interest in Saddlehorn. The combined proceeds received in the first quarter of 2024 of $588.6 million includes $5.9 million in pro-rata distributions through closing, resulting in a net gain on sale of $239.7 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations. The sale of the interests in the Mont Belvieu JV and Whitethorn LLC also resolved outstanding legal proceedings associated with those assets.

Marcellus Interest systems. In April 2024, we closed on the sale of our 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million, resulting in an estimated net gain on sale of approximately $65.0 million that will be recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations during the second quarter of 2024. As of March 31, 2024, the Marcellus Interest systems satisfied criteria to be considered held for sale. At March 31, 2024, the consolidated balance sheet included current assets of $6.6 million, long-term assets of $142.7 million, current liabilities of $5.9 million, and long-term liabilities of $2.1 million associated with assets held for sale.

Meritage. In October 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from our $600.0 million senior note issuance in September 2023 and borrowings on the RCF.

See Note 3—Acquisitions and Divestitures and Note 10—Debt and Interest Expense under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2024	December 31, 2023	March 31, 2023
Total revenues and other (1)	$887,729	$858,208	$733,982
Equity income, net – related parties	32,819	36,120	39,021
Total operating expenses (1)	480,791	495,977	480,673
Gain (loss) on divestiture and other, net	239,617	(6,434)	(2,118)
Operating income (loss)	679,374	391,917	290,212
Interest expense	(94,506)	(97,622)	(81,670)
Gain (loss) on early extinguishment of debt	524	—	—
Other income (expense), net	2,346	2,862	1,215
Income (loss) before income taxes	587,738	297,157	209,757
Income tax expense (benefit)	1,522	1,405	1,416
Net income (loss)	586,216	295,752	208,341
Net income (loss) attributable to noncontrolling interests	13,386	7,398	4,696
Net income (loss) attributable to Western Midstream Partners, LP (2)	$572,830	$288,354	$203,645
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

For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2024, to the three months ended December 31, 2023, or to the three months ended March 31, 2023, as applicable.

Throughput

	Three Months Ended
	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	606	516	17%	369	64%
Processing	4,050	4,043	—%	3,454	17%
Equity investments (1)	508	489	4%	423	20%
Total throughput	5,164	5,048	2%	4,246	22%
Throughput attributable to noncontrolling interests (2)	174	172	1%	139	25%
Total throughput attributable to WES for natural-gas assets	4,990	4,876	2%	4,107	21%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	374	368	2%	309	21%
Equity investments (1)	202	347	(42)%	314	(36)%
Total throughput	576	715	(19)%	623	(8)%
Throughput attributable to noncontrolling interests (2)	11	13	(15)%	12	(8)%
Total throughput attributable to WES for crude-oil and NGLs assets	565	702	(20)%	611	(8)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,149	1,076	7%	977	18%
Throughput attributable to noncontrolling interests (2)	23	22	5%	20	15%
Total throughput attributable to WES for produced-water assets	1,126	1,054	7%	957	18%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 114 MMcf/d compared to the three months ended December 31, 2023, primarily due to (i) higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas, (ii) higher volumes at the Powder River Basin complex due to the Meritage acquisition, and (iii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline. These increases were offset partially by lower volumes at the Granger complex due to a contract expiration in the fourth quarter of 2023.
Total throughput attributable to WES for natural-gas assets increased by 883 MMcf/d compared to the three months ended March 31, 2023, primarily due to (i) higher volumes at the Powder River Basin complex due to the Meritage acquisition, (ii) higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas, (iii) higher volumes at the MIGC and Marcellus Interest systems and the Chipeta and Brasada complexes, (iv) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline, and (v) higher volumes at the Springfield gas-gathering system due to new third-party production. These increases were offset partially by lower volumes at the Granger complex due to a contract expiration in the fourth quarter of 2023.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 137 MBbls/d compared to the three months ended December 31, 2023, primarily due to the divestiture of Whitethorn LLC, Mont Belvieu JV, Saddlehorn, and Panola in the first quarter of 2024.

Total throughput attributable to WES for crude-oil and NGLs assets decreased by 46 MBbls/d compared to the three months ended March 31, 2023, primarily due to the divestiture of Whitethorn LLC, Mont Belvieu JV, Saddlehorn, and Panola in the first quarter of 2024. These decreases were offset partially by (i) higher volumes on the Thunder Creek NGL pipeline which was acquired as part of the Meritage acquisition and (ii) higher volumes at the DBM and DJ Basin oil systems resulting from increased production in the areas.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 72 MBbls/d and 169 MBbls/d compared to the three months ended December 31, 2023, and March 31, 2023, respectively, due to higher production.

Service Revenues

	Three Months Ended
thousands except percentages	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Service revenues – fee based	$781,262	$763,837	2%	$647,867	21%
Service revenues – product based	66,740	49,515	35%	46,810	43%
Total service revenues	$848,002	$813,352	4%	$694,677	22%

Service revenues – fee based
Service revenues – fee based increased by $17.4 million compared to the three months ended December 31, 2023, primarily due to increases of (i) $16.5 million at the West Texas complex as a result of a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, increased throughput, and increased deficiency fees on certain contracts with increasing throughput minimums, (ii) $13.4 million at the DBM water systems due to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased throughput, (iii) $6.3 million at the Powder River Basin complex as a result of increased throughput attributable to the acquisition of Meritage, and (iv) $5.9 million at the DJ Basin complex due to increased throughput. These increases were offset partially by decreases of (i) $12.6 million at the Springfield system primarily due to an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2023, (ii) $7.4 million at the DJ Basin oil system primarily due to an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2023, partially offset by increased throughput, and (iii) $2.3 million at the Granger complex primarily due to a contract expiration in the fourth quarter of 2023.
Service revenues – fee based increased by $133.4 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $48.9 million at the Powder River Basin complex attributable to the acquisition of Meritage, (ii) $45.8 million at the West Texas complex as a result of increased throughput, a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, (iii) $26.0 million at the DBM water systems as a result of increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, (iv) $20.4 million at the DJ Basin complex due to increased throughput, and (v) $6.7 million at the DBM oil system as a result of increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024. These increases were offset partially by decreases of (i) $6.6 million at the Brasada complex due to a change in contract terms effective July 1, 2023, (ii) $2.8 million at the DJ Basin oil system primarily due to decreased deficiency fees on demand volumes, partially offset by increased throughput, and (iii) $2.3 million at the Granger complex primarily due to a contract expiration in the fourth quarter of 2023.

Service revenues – product based
Service revenues – product based increased by $17.2 million compared to the three months ended December 31, 2023, primarily due to increases of $12.4 million at the West Texas complex as a result of increased volumes sold and $2.4 million at the DJ Basin complex due to increased average prices.
Service revenues – product based increased by $19.9 million compared to the three months ended March 31, 2023, primarily due to increases of $14.8 million at the West Texas complex primarily due to increased volumes sold and $2.4 million at the DBM water systems due to increased volumes sold and average prices.

Product Sales

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Natural-gas sales	$3,194	$14,213	(78)%	$2,775	15%
NGLs sales	36,098	30,475	18%	36,250	—%
Total Product sales	$39,292	$44,688	(12)%	$39,025	1%
Per-unit gross average sales price:
Natural gas (per Mcf)	$1.25	$1.63	(23)%	$1.75	(29)%
NGLs (per Bbl)	30.93	31.62	(2)%	28.78	7%

Natural-gas sales
Natural-gas sales decreased by $11.0 million compared to the three months ended December 31, 2023, primarily due to decreases of (i) $8.3 million at the West Texas complex as a result of decreased volumes sold and average prices and (ii) $2.8 million at the DJ Basin complex as a result of decreased volumes sold.
Natural-gas sales increased by $0.4 million compared to the three months ended March 31, 2023, primarily due to an increase of $2.7 million at the DJ Basin complex as a result of increased average prices, partially offset by decreased volumes sold. This increase was offset partially by a decrease of $2.2 million at the West Texas complex due to decreased average prices, partially offset by increased volumes sold.

NGLs sales

NGLs sales increased by $5.6 million compared to the three months ended December 31, 2023, primarily due to increases of (i) $3.7 million and $1.6 million at the DJ Basin and Chipeta complexes, respectively, due to increased average prices and (ii) $2.4 million at the Powder River Basin complex as a result of increased volumes sold attributable to the acquisition of Meritage. These increases were offset partially by a decrease of $8.2 million at the West Texas complex due to a mix in contract structures, partially offset by increased average prices.
NGLs sales decreased by $0.2 million compared to the three months ended March 31, 2023, primarily due to decreases of $7.7 million and $5.8 million at the DJ Basin and West Texas complexes, respectively, due to decreased average prices, partially offset by increased volumes sold. These decreases were offset partially by increases of (i) $6.4 million at the Powder River Basin complex attributable to the acquisition of Meritage, (ii) $2.5 million at the DBM water systems due to increased skim-oil volumes sold and average prices, and (iii) $2.4 million at the Chipeta complex due to increased volumes sold.

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Equity income, net – related parties	$32,819	$36,120	(9)%	$39,021	(16)%

Equity income, net – related parties decreased by $3.3 million compared to the three months ended December 31, 2023, primarily due to decreases of $6.9 million at Mont Belvieu JV and $2.2 million at Saddlehorn due to the divestment of our interests in the first quarter of 2024. These decreases were partially offset by an increase of $4.8 million at Whitethorn LLC due to commercial activities prior to the divestment of our interest in the first quarter of 2024.
Equity income, net – related parties decreased by $6.2 million compared to the three months ended March 31, 2023, primarily due to decreases of $6.8 million at Mont Belvieu JV due to the divestment of our interest in the first quarter of 2024 and $2.9 million at TEP. These decreases were partially offset by increases of $1.9 million and $1.8 million at Red Bluff Express and FRP, respectively.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Residue purchases	$9,228	$7,931	16%	$15,638	(41)%
NGLs purchases	70,425	60,303	17%	51,829	36%
Other	(33,574)	(27,431)	(22)%	(16,008)	(110)%
Cost of product	46,079	40,803	13%	51,459	(10)%
Operation and maintenance	194,939	200,426	(3)%	174,239	12%
Total Cost of product and Operation and maintenance expenses	$241,018	$241,229	—%	$225,698	7%

Residue purchases
Residue purchases decreased by $6.4 million compared to the three months ended March 31, 2023, primarily due to decreases of (i) $5.1 million at the Granger complex due to a contract expiration in the fourth quarter of 2023 and (ii) $1.9 million at the West Texas complex due to lower average prices.

NGLs purchases
NGLs purchases increased by $10.1 million compared to the three months ended December 31, 2023, primarily due to increased volumes purchased at the West Texas complex.
NGLs purchases increased by $18.6 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $16.7 million at the West Texas complex attributable to increased volumes purchased, (ii) $2.4 million at the Powder River Basin complex attributable to the acquisition of Meritage, and (iii) $2.3 million at the DBM water systems due to increased skim-oil volumes and average prices. These increases were offset partially by a decrease of $5.2 million at the DJ Basin complex primarily due to a change in contract mix during the first quarter of 2024.

Other items
Other items decreased by $6.1 million compared to the three months ended December 31, 2023, primarily due to a decrease of $10.3 million at the West Texas complex due to changes in imbalance positions, partially offset by an increase of $4.2 million at the Powder River Basin complex due to changes in imbalance positions.
Other items decreased by $17.6 million compared to the three months ended March 31, 2023, primarily due to decreases of (i) $13.7 million at the West Texas complex due to changes in imbalance positions, partially offset by higher offload costs, and (ii) $2.7 million and $2.6 million at the Chipeta and DJ Basin complexes, respectively, attributable to changes in imbalance positions.

Operation and maintenance expense
Operation and maintenance expense decreased by $5.5 million compared to the three months ended December 31, 2023, primarily due to decreases of (i) $2.4 million in equipment rental costs, (ii) $2.0 million in each of utility expense and equipment maintenance and repair expense, (iii) $1.8 million in mechanical-integrity costs, and (iv) $1.7 million in land-related costs. These decreases were offset partially by an increase of $5.9 million in salaries and wages costs.
Operation and maintenance expense increased by $20.7 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $11.4 million in salaries and wages costs, (ii) $4.6 million in utility expense, (iii) $2.9 million in chemical and treating services, and (iv) $2.9 million in land-related costs.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
General and administrative	$67,839	$73,060	(7)%	$51,117	33%
Property and other taxes	13,920	16,497	(16)%	6,831	104%
Depreciation and amortization	157,991	165,187	(4)%	144,626	9%
Long-lived asset and other impairments	23	4	NM	52,401	(100)%
Total other operating expenses	$239,773	$254,748	(6)%	$254,975	(6)%

General and administrative expenses
General and administrative expenses decreased by $5.2 million compared to the three months ended December 31, 2023, primarily due to a decrease of $6.2 million in contract labor and consulting costs, partially offset by an increase of $1.1 million in personnel costs.
General and administrative expenses increased by $16.7 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $7.1 million in personnel costs, (ii) $5.5 million in information technology costs, and (iii) $1.6 million in contract labor and consulting expense.

Property and other taxes
Property and other taxes decreased by $2.6 million compared to the three months ended December 31, 2023, primarily due to a decrease in the ad valorem property tax accrual related to the finalization of 2023 assessments at the DJ Basin complex.
Property and other taxes increased by $7.1 million compared to the three months ended March 31, 2023, primarily due to a lower ad valorem property tax accrual recorded during the first quarter of 2023 related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense
Depreciation and amortization expense decreased by $7.2 million compared to the three months ended December 31, 2023, primarily due to decreases of (i) $2.9 million at the DJ Basin complex due to updated salvage values and (ii) $1.7 million and $1.2 million at the Red Desert and Powder River Basin complexes, respectively, due to asset retirement obligation revisions.
Depreciation and amortization expense increased by $13.4 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $15.1 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $4.8 million and $3.1 million at the West Texas complex and DBM water systems, respectively, primarily related to capital projects being placed into service. These increases were offset partially by a decrease of $7.9 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2023 and updated salvage values.

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

Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Long-term and short-term debt	$(95,956)	$(98,977)	(3)%	$(81,151)	18%
Finance lease liabilities	(677)	(467)	45%	(163)	NM
Commitment fees and amortization of debt-related costs	(3,200)	(3,196)	—%	(2,881)	11%
Capitalized interest	5,327	5,018	6%	2,525	111%
Interest expense	$(94,506)	$(97,622)	(3)%	$(81,670)	16%

Interest expense decreased by $3.1 million compared to the three months ended December 31, 2023, primarily due to a decrease of $5.7 million resulting from no outstanding borrowings under the RCF during the first quarter of 2024, partially offset by an increase of $2.7 million due to borrowings on the commercial paper program that was established during the fourth quarter of 2023.
Interest expense increased by $12.8 million compared to the three months ended March 31, 2023, primarily due to increases of (i) $11.7 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, (ii) $9.8 million of interest incurred on the 6.350% Senior Notes due 2029 that were issued during the third quarter of 2023, and (iii) $5.7 million due to borrowings on the commercial paper program that was established during the fourth quarter of 2023. These increases were offset partially by decreases of (i) $4.5 million due to credit-rating related interest rate changes and lower outstanding balances on certain senior notes, (ii) $7.0 million due to no outstanding borrowings under the RCF during the first quarter of 2024, and (iii) $2.8 million due to higher capitalized interest. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

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

Free cash flow. We define “Free cash flow” as net cash provided by operating activities less total capital expenditures and contributions to equity investments, plus distributions from equity investments in excess of cumulative earnings. Management considers Free cash flow an appropriate metric for assessing capital discipline, cost efficiency, and balance-sheet strength. Although Free cash flow is the metric used to assess WES’s ability to make distributions to unitholders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, Free cash flow represents the amount of cash that is available in aggregate for distributions, debt repayments, and other general partnership purposes.

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

	Three Months Ended
thousands	March 31, 2024	December 31, 2023	March 31, 2023
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$887,729	$858,208	$733,982
Less:
Cost of product	46,079	40,803	51,459
Depreciation and amortization	157,991	165,187	144,626
Gross margin	683,659	652,218	537,897
Add:
Distributions from equity investments	48,337	46,661	51,975
Depreciation and amortization	157,991	165,187	144,626
Less:
Reimbursed electricity-related charges recorded as revenues	24,695	25,273	23,569
Adjusted gross margin attributable to noncontrolling interests (1)	20,240	19,412	15,774
Adjusted gross margin	$845,052	$819,381	$695,155
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

	Three Months Ended
thousands except per-unit amounts	March 31, 2024	December 31, 2023	March 31, 2023
Gross margin
Gross margin for natural-gas assets (1)	$511,584	$484,688	$393,673
Gross margin for crude-oil and NGLs assets (1)	93,578	103,228	89,281
Gross margin for produced-water assets (1)	85,041	70,509	59,549
Per-Mcf Gross margin for natural-gas assets (2)	1.09	1.04	1.03
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	1.78	1.57	1.59
Per-Bbl Gross margin for produced-water assets (2)	0.81	0.71	0.68
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$597,163	$579,278	$480,009
Adjusted gross margin for crude-oil and NGLs assets	150,269	157,048	145,577
Adjusted gross margin for produced-water assets	97,620	83,055	69,569
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.32	1.29	1.30
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.92	2.43	2.65
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.95	0.86	0.81
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

	Three Months Ended
thousands	March 31, 2024	December 31, 2023	March 31, 2023
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$586,216	$295,752	$208,341
Add:
Distributions from equity investments	48,337	46,661	51,975
Non-cash equity-based compensation expense	9,423	9,970	7,199
Interest expense	94,506	97,622	81,670
Income tax expense	1,522	1,405	1,416
Depreciation and amortization	157,991	165,187	144,626
Impairments	23	4	52,401
Other expense	112	71	200
Less:
Gain (loss) on divestiture and other, net	239,617	(6,434)	(2,118)
Gain (loss) on early extinguishment of debt	524	—	—
Equity income, net – related parties	32,819	36,120	39,021
Other income	2,346	2,862	1,215
Adjusted EBITDA attributable to noncontrolling interests (1)	14,415	13,459	11,015
Adjusted EBITDA	$608,409	$570,665	$498,695
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$399,708	$473,300	$302,424
Interest (income) expense, net	94,506	97,622	81,670
Accretion and amortization of long-term obligations, net	(2,190)	(2,174)	(1,692)
Current income tax expense (benefit)	1,292	1,315	492
Other (income) expense, net	(2,346)	(2,862)	(1,215)
Distributions from equity investments in excess of cumulative earnings – related parties	19,033	7,389	12,366
Changes in assets and liabilities:
Accounts receivable, net	53,714	17,773	4,037
Accounts and imbalance payables and accrued liabilities, net	100,383	(19,021)	136,460
Other items, net	(41,276)	10,782	(24,832)
Adjusted EBITDA attributable to noncontrolling interests (1)	(14,415)	(13,459)	(11,015)
Adjusted EBITDA	$608,409	$570,665	$498,695
Cash flow information
Net cash provided by operating activities	$399,708	$473,300	$302,424
Net cash provided by (used in) investing activities	396,849	(1,068,707)	(179,178)
Net cash provided by (used in) financing activities	(774,098)	378,700	(297,257)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2024	December 31, 2023	March 31, 2023
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$399,708	$473,300	$302,424
Less:
Capital expenditures	193,789	198,653	173,088
Contributions to equity investments – related parties	—	—	110
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	19,033	7,389	12,366
Free cash flow	$224,952	$282,036	$141,592
Cash flow information
Net cash provided by operating activities	$399,708	$473,300	$302,424
Net cash provided by (used in) investing activities	396,849	(1,068,707)	(179,178)
Net cash provided by (used in) financing activities	(774,098)	378,700	(297,257)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $31.4 million compared to the three months ended December 31, 2023, due to (i) a $29.5 million increase in total revenues and other and (ii) a $7.2 million decrease in depreciation and amortization. These amounts were offset partially by a $5.3 million increase in cost of product.
Gross margin increased by $145.8 million compared to the three months ended March 31, 2023, due to (i) a $153.7 million increase in total revenues and other and (ii) a $5.4 million decrease in cost of product. These amounts were offset partially by a $13.4 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $290.5 million compared to the three months ended December 31, 2023, primarily due to (i) a $246.1 million increase in gain (loss) on divestiture and other, net, (ii) a $29.5 million increase in total revenues and other, and (iii) a $15.2 million decrease in total operating expenses.
Net income (loss) increased by $377.9 million compared to the three months ended March 31, 2023, primarily due to (i) a $241.7 million increase in gain (loss) on divestiture and other, net and (ii) a $153.7 million increase in total revenues and other. These amounts were offset partially by (i) a $12.8 million increase in interest expense and (ii) a $6.2 million decrease in equity income, net – related parties.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2024	December 31, 2023	Inc/ (Dec)	March 31, 2023	Inc/ (Dec)
Adjusted gross margin	$845,052	$819,381	3%	$695,155	22%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.32	1.29	2%	1.30	2%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.92	2.43	20%	2.65	10%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.95	0.86	10%	0.81	17%
Adjusted EBITDA	608,409	570,665	7%	498,695	22%
Free cash flow	224,952	282,036	(20)%	141,592	59%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin increased by $25.7 million compared to the three months ended December 31, 2023, primarily due to (i) a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, increased throughput, and increased deficiency fees on certain contracts with increasing throughput minimums at the West Texas complex, (ii) a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased throughput at the DBM water systems, (iii) increased throughput at the DJ Basin complex, (iv) commercial activities prior to the divestment of our interest in the first quarter of 2024 at Whitethorn LLC, and (v) increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, at the DBM oil system. These increases were offset partially by decreases due to annual cost-of-service rate adjustments that increased revenue during the fourth quarter of 2023 at the Springfield and DJ Basin oil systems.
Adjusted gross margin increased by $149.9 million compared to the three months ended March 31, 2023, primarily due to (i) increased throughput, a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums at the West Texas complex, (ii) increased throughput at the Powder River Basin complex attributable to the acquisition of Meritage, (iii) a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased throughput at the DBM water systems, and (iv) increased throughput at the DJ Basin complex. These increases were offset partially by (i) decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023, and (ii) a decrease in distributions from TEP.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.03 compared to the three months ended December 31, 2023, primarily due to increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums. This increase was offset partially by a decrease resulting from an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2023 at the Springfield system.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.02 compared to the three months ended March 31, 2023, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, and (ii) increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets. These increases were offset partially by decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023.

Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.49 compared to the three months ended December 31, 2023, primarily due to the sale of our interests in Whitethorn LLC, Saddlehorn, Panola, and Mont Belvieu JV in the first quarter of 2024, all of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets. These increases were offset partially by decreases related to (i) an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2023, partially offset by increased throughput, at the DJ Basin oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, and (ii) an annual cost-of-service rate adjustment that increased revenue during the fourth quarter of 2023 at the Springfield system.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.27 compared to the three months ended March 31, 2023, primarily due to (i) the sale of our interests in Whitethorn LLC, Saddlehorn, Panola, and Mont Belvieu JV in the first quarter of 2024, all of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets, and (ii) increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These increases were offset partially by (i) decreased deficiency fees on demand volumes at the DJ Basin oil system and (ii) a decrease in distributions from TEP.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.09 and $0.14 compared to the three months ended December 31, 2023, and March 31, 2023, respectively, primarily due to increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024.

Adjusted EBITDA. Adjusted EBITDA increased by $37.7 million compared to the three months ended December 31, 2023, primarily due to (i) a $29.5 million increase in total revenues and other, (ii) a $5.5 million decrease in operation and maintenance expenses, (iii) a $4.7 million decrease in general and administrative expenses excluding non-cash equity-based compensation expense, and (iv) a $2.6 million decrease in property taxes. These amounts were offset partially by a $5.2 million increase in cost of product (net of lower of cost or market inventory adjustments).
Adjusted EBITDA increased by $109.7 million compared to the three months ended March 31, 2023, primarily due to (i) a $153.7 million increase in total revenues and other and (ii) a $5.3 million decrease in cost of product (net of lower of cost or market inventory adjustments). These amounts were offset partially by (i) a $20.7 million increase in operation and maintenance expenses, (ii) a $14.5 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iii) a $7.1 million increase in property and other taxes, and (iv) a $3.6 million decrease in distributions from equity investments.

Free cash flow. Free cash flow decreased by $57.1 million compared to the three months ended December 31, 2023, primarily due to a $73.6 million decrease in net cash provided by operating activities, partially offset by (i) an $11.6 million increase in distributions from equity investments in excess of cumulative earnings and (ii) a $4.9 million decrease in capital expenditures.
Free cash flow increased by $83.4 million compared to the three months ended March 31, 2023, primarily due to (i) a $97.3 million increase in net cash provided by operating activities and (ii) a $6.7 million increase in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a $20.7 million increase in capital expenditures.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity, as of March 31, 2024, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the first quarter of 2024 of $0.875 per unit, or $340.9 million in the aggregate. The cash distribution is payable on May 15, 2024, to our unitholders of record at the close of business on May 1, 2024.
To facilitate the distribution of available cash, during 2022 we adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free cash flow generated in the prior year after subtracting Free cash flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. This Enhanced Distribution is subject to Board discretion, the establishment of cash reserves for the proper conduct of our business, and is also contingent on the attainment of prior year-end net leverage thresholds (the ratio of our total principal debt outstanding less total cash on hand as of the end of such period, as compared to our trailing-twelve-months Adjusted EBITDA) after taking the Enhanced Distribution for such prior year into effect. Free cash flow and Adjusted EBITDA are defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2.
In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the three months ended March 31, 2024, there were no common units repurchased. During the three months ended March 31, 2023, we repurchased 285,688 common units for an aggregate purchase price of $7.1 million. The units were canceled immediately upon receipt. As of March 31, 2024, we had an authorized amount of $627.8 million remaining under the program.
Management continuously monitors our leverage position and other financial projections to manage the capital structure according to long-term objectives. We may, from time to time, seek to retire, rearrange, or amend some or all of our outstanding debt or financing agreements through cash purchases, exchanges, open-market repurchases, privately negotiated transactions, tender offers, or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity position and requirements, contractual restrictions, and other factors, and the amounts involved may be material. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2024, we had a $358.2 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of March 31, 2024, there was $1.9 billion in effective borrowing capacity under the RCF, after taking into account the $100.0 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for our commercial paper program. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2024	2023
Acquisitions	$443	$—
Capital expenditures (1)	193,789	173,088
Capital incurred (1)	210,930	181,803
_________________________________________________________________________________________
(1)For the three months ended March 31, 2024 and 2023, included $5.3 million and $2.5 million, respectively, of capitalized interest.

Capital expenditures increased by $20.7 million for the three months ended March 31, 2024, primarily due to increases of (i) $12.4 million at the West Texas complex, primarily attributable to engineering and equipment milestone payments for the North Loving Plant, (ii) $10.9 million related to the acquisition of Meritage, (iii) $6.2 million at the DJ Basin complex due to the purchase of a field office in the first quarter of 2024 and an increase in well connection and pipeline projects, and (iv) $5.4 million in corporate-level capital expenditures. These increases were offset partially by a decrease of $13.3 million at the DBM water systems due to reduced construction of water-disposal wells and facilities and well-connect projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2024	2023
Net cash provided by (used in):
Operating activities	$399,708	$302,424
Investing activities	396,849	(179,178)
Financing activities	(774,098)	(297,257)
Net increase (decrease) in cash and cash equivalents	$22,459	$(174,011)

Operating activities. Net cash provided by operating activities increased for the three months ended March 31, 2024, primarily due to higher cash operating income, partially offset by lower distributions from equity investments and higher interest expense. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2024, primarily included the following:
•$582.7 million of proceeds related to the sale of several equity investments to third parties;

•$19.0 million of distributions received from equity investments in excess of cumulative earnings;

•$193.8 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system; and

•$10.7 million of increases to materials and supplies inventory.

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

Financing activities. Net cash used in financing activities for the three months ended March 31, 2024, primarily included the following:
•$510.4 million of net repayments under the commercial paper program;

•$229.1 million of distributions paid to WES unitholders and noncontrolling interest owners; and

•$14.5 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases.

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

Debt and credit facilities. As of March 31, 2024, the carrying value of outstanding debt was $7.4 billion and we have $1.9 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF, after taking into account the $100.0 million of outstanding commercial paper borrowings, for which we maintain availability under the RCF as support for WES Operating’s commercial paper program.
During the three months ended March 31, 2024, WES Operating purchased and retired $15.1 million of certain of its senior notes via open-market repurchases with cash from operations and a gain of $0.5 million was recognized for the early retirement of portions of these notes. As of March 31, 2024, the 3.100% Senior Notes due 2025 were classified as long-term debt on the consolidated balance sheet as WES Operating has ability and intent to refinance these obligations using long-term debt. Subsequent to March 31, 2024, WES Operating purchased and retired $134.9 million of certain of its senior notes via open-market repurchases.
For additional information on our senior notes, RCF, and commercial paper program, see Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2024	December 31, 2023	March 31, 2023
Net income (loss) attributable to WES	$572,830	$288,354	$203,645
Limited partner interest in WES Operating not held by WES (1)	11,700	5,906	4,161
General and administrative expenses (2)	360	1,016	232
Other income (expense), net	(59)	(61)	(25)
Income taxes	—	6	—
Net income (loss) attributable to WES Operating	$584,831	$295,221	$208,013
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2024	2023
WES net cash provided by operating activities	$399,708	$302,424
General and administrative expenses (1)	360	232
Non-cash equity-based compensation expense	(145)	(141)
Changes in working capital	(19,215)	(11,522)
Other income (expense), net	(59)	(25)
WES Operating net cash provided by operating activities	$380,649	$290,968

WES net cash provided by (used in) financing activities	$(774,098)	$(297,257)
Distributions to WES unitholders (2)	223,438	196,569
Distributions to WES from WES Operating (3)	(224,855)	(209,242)
Increase (decrease) in outstanding checks	(67)	(42)
Unit repurchases	—	7,061
Other	19,364	11,950
WES Operating net cash provided by (used in) financing activities	$(756,218)	$(290,961)
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. There have been no significant changes to our commodity-price risk discussion from the disclosure set forth under Part II, Item 7A in our Form 10-K for the year ended December 31, 2023, except as noted below and in Outlook under Part I, Item 2 of this Form 10-Q.
For the three months ended March 31, 2024, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range four times for the federal funds rate in 2023 and has made no changes to its target range during the three months ended March 31, 2024. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of March 31, 2024, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) $100.0 million of outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at March 31, 2024, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2023, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the first quarter of 2024:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2024	—	$—	—	$627,807,310
February 1-29, 2024	—	—	—	627,807,310
March 1-31, 2024	—	—	—	627,807,310
Total	—	—	—
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended March 31, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

*	10.	1	Form of 2024 Phantom Unit Award Agreement (Time-Based Awards).
*	10.	2	Form of 2024 Phantom Unit Award Agreement (TUR Awards).
*	10.	3	Form of 2024 Phantom Unit Award Agreement (ROA Awards).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

May 8, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 8, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 8, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 8, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)