Form 10-Q
period 2024-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2024-08-07
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of August 2, 2024:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	380,492,104
Western Midstream Operating, LP	None	None	None	None
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$793,785	$661,506	$1,575,047	$1,309,373
Service revenues – product based	61,466	46,956	128,206	93,766
Product sales	50,111	29,659	89,403	68,684
Other	267	152	702	432
Total revenues and other (1)	905,629	738,273	1,793,358	1,472,255
Equity income, net – related parties	27,431	42,324	60,250	81,345
Operating expenses
Cost of product	54,010	44,746	100,089	96,205
Operation and maintenance	223,319	183,431	418,258	357,670
General and administrative	62,933	53,405	130,772	104,522
Property and other taxes	17,429	18,547	31,349	25,378
Depreciation and amortization	163,432	143,492	321,423	288,118
Long-lived asset and other impairments (2)	1,530	234	1,553	52,635
Total operating expenses (3)	522,653	443,855	1,003,444	924,528
Gain (loss) on divestiture and other, net	59,342	(70)	298,959	(2,188)
Operating income (loss)	469,749	336,672	1,149,123	626,884
Interest expense	(90,522)	(86,182)	(185,028)	(167,852)
Gain (loss) on early extinguishment of debt	4,879	6,813	5,403	6,813
Other income (expense), net	4,213	2,872	6,559	4,087
Income (loss) before income taxes	388,319	260,175	976,057	469,932
Income tax expense (benefit)	755	659	2,277	2,075
Net income (loss)	387,564	259,516	973,780	467,857
Net income (loss) attributable to noncontrolling interests	8,916	6,595	22,302	11,291
Net income (loss) attributable to Western Midstream Partners, LP	$378,648	$252,921	$951,478	$456,566
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$378,648	$252,921	$951,478	$456,566
General partner interest in net (income) loss	(8,807)	(5,821)	(22,137)	(10,507)
Limited partners’ interest in net income (loss) (4)	369,841	247,100	929,341	446,059
Net income (loss) per common unit – basic (4)	$0.97	$0.64	$2.44	$1.16
Net income (loss) per common unit – diluted (4)	$0.97	$0.64	$2.43	$1.16
Weighted-average common units outstanding – basic (4)	380,491	384,614	380,258	384,542
Weighted-average common units outstanding – diluted (4)	382,253	385,510	381,933	385,665
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $534.1 million and $1,033.9 million for the three and six months ended June 30, 2024, respectively, and $441.6 million and $890.4 million for the three and six months ended June 30, 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $0.3 million and $(25.7) million for the three and six months ended June 30, 2024, respectively, and $(14.1) million and $(17.2) million for the three and six months ended June 30, 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$344,119	$272,787
Accounts receivable, net	684,317	666,637
Other current assets	39,854	52,986
Total current assets	1,068,290	992,410
Property, plant, and equipment
Cost	15,147,641	14,945,431
Less accumulated depreciation	5,503,228	5,290,415
Net property, plant, and equipment	9,644,413	9,655,016
Goodwill	4,783	4,783
Other intangible assets	665,574	681,408
Equity investments	540,539	904,535
Other assets (1)	256,902	233,455
Total assets (2)	$12,180,501	$12,471,607
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$364,805	$362,451
Short-term debt	8,507	617,748
Accrued ad valorem taxes	34,751	61,285
Accrued liabilities	226,057	262,572
Total current liabilities	634,120	1,304,056
Long-term liabilities
Long-term debt	7,138,092	7,283,556
Deferred income taxes	15,727	15,468
Asset retirement obligations	371,501	359,185
Other liabilities	597,052	480,212
Total long-term liabilities	8,122,372	8,138,421
Total liabilities (3)	8,756,492	9,442,477
Equity and partners’ capital
Common units (380,491,374 and 379,519,983 units issued and outstanding at June 30, 2024, and December 31, 2023, respectively)	3,271,033	2,894,231
General partner units (9,060,641 units issued and outstanding at June 30, 2024, and December 31, 2023)	12,192	3,193
Total partners’ capital	3,283,225	2,897,424
Noncontrolling interests	140,784	131,706
Total equity and partners’ capital	3,424,009	3,029,130
Total liabilities, equity, and partners’ capital	$12,180,501	$12,471,607
________________________________________________________________________________________
(1)Other assets includes $5.2 million and $5.7 million of NGLs line-fill inventory as of June 30, 2024, and December 31, 2023, respectively. Other assets also includes $120.6 million and $96.3 million of materials and supplies inventory as of June 30, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $954.4 million and $1.3 billion as of June 30, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $369.1 million and $358.1 million as of June 30, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $490.5 million and $378.8 million as of June 30, 2024, and December 31, 2023, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	559,500	13,330	13,386	586,216
Distributions to Chipeta noncontrolling interest owner	—	—	(1,085)	(1,085)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,591)	(4,591)
Distributions to Partnership unitholders	(218,228)	(5,210)	—	(223,438)
Equity-based compensation expense	9,423	—	—	9,423
Other	(19,364)	—	—	(19,364)
Balance at March 31, 2024	$3,225,562	$11,313	$139,416	$3,376,291
Net income (loss)	369,841	8,807	8,916	387,564
Distributions to Chipeta noncontrolling interest owner	—	—	(593)	(593)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,955)	(6,955)
Distributions to Partnership unitholders	(332,930)	(7,928)	—	(340,858)
Equity-based compensation expense	10,391	—	—	10,391
Other	(1,831)	—	—	(1,831)
Balance at June 30, 2024	$3,271,033	$12,192	$140,784	$3,424,009

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	198,959	4,686	4,696	208,341
Distributions to Chipeta noncontrolling interest owner	—	—	(2,240)	(2,240)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,271)	(4,271)
Distributions to Partnership unitholders	(192,039)	(4,530)	—	(196,569)
Unit repurchases (1)	(7,061)	—	—	(7,061)
Equity-based compensation expense	7,199	—	—	7,199
Other	(11,950)	—	—	(11,950)
Balance at March 31, 2023	$2,964,712	$2,261	$134,591	$3,101,564
Net income (loss)	247,100	5,821	6,595	259,516
Distributions to Chipeta noncontrolling interest owner	—	—	(1,230)	(1,230)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,860)	(6,860)
Distributions to Partnership unitholders	(329,227)	(7,760)	—	(336,987)
Unit repurchases (1)	(41)	—	—	(41)
Equity-based compensation expense	7,665	—	—	7,665
Other	(1,464)	—	—	(1,464)
Balance at June 30, 2023	$2,888,745	$322	$133,096	$3,022,163
_________________________________________________________________________________________
(1)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$973,780	$467,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321,423	288,118
Long-lived asset and other impairments	1,553	52,635
Non-cash equity-based compensation expense	19,814	14,864
Deferred income taxes	259	855
Accretion and amortization of long-term obligations, net	4,663	4,095
Equity income, net – related parties	(60,250)	(81,345)
Distributions from equity-investment earnings – related parties	57,004	82,871
(Gain) loss on divestiture and other, net	(298,959)	2,188
(Gain) loss on early extinguishment of debt	(5,403)	(6,813)
Other	149	399
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(25,278)	41
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(87,045)	(99,575)
Change in other items, net	129,416	67,057
Net cash provided by operating activities	1,031,126	793,247
Cash flows from investing activities
Capital expenditures	(405,653)	(334,570)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(132)
Distributions from equity investments in excess of cumulative earnings – related parties	24,303	23,179
Proceeds from the sale of assets to third parties	788,941	—
(Increase) decrease in materials and supplies inventory and other	(25,294)	(19,145)
Net cash provided by (used in) investing activities	381,854	(330,668)
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,206)	956,225
Repayments of debt	(143,852)	(918,332)
Commercial paper borrowings (repayments), net	(610,312)	—
Increase (decrease) in outstanding checks	14,172	(2,951)
Distributions to Partnership unitholders (1)	(564,296)	(533,556)
Distributions to Chipeta noncontrolling interest owner	(1,678)	(3,470)
Distributions to noncontrolling interest owner of WES Operating	(11,546)	(11,131)
Unit repurchases	—	(7,102)
Other	(22,930)	(14,965)
Net cash provided by (used in) financing activities	(1,341,648)	(535,282)
Net increase (decrease) in cash and cash equivalents	71,332	(72,703)
Cash and cash equivalents at beginning of period	272,787	286,656
Cash and cash equivalents at end of period	$344,119	$213,953
Supplemental disclosures
Interest paid, net of capitalized interest	$177,539	$158,376
Income taxes paid (reimbursements received)	—	1,271
Accrued capital expenditures	116,143	116,466
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$793,785	$661,506	$1,575,047	$1,309,373
Service revenues – product based	61,466	46,956	128,206	93,766
Product sales	50,111	29,659	89,403	68,684
Other	267	152	702	432
Total revenues and other (1)	905,629	738,273	1,793,358	1,472,255
Equity income, net – related parties	27,431	42,324	60,250	81,345
Operating expenses
Cost of product	54,010	44,746	100,089	96,205
Operation and maintenance	223,319	183,431	418,258	357,670
General and administrative	62,001	52,219	129,480	103,104
Property and other taxes	17,429	18,547	31,349	25,378
Depreciation and amortization	163,432	143,492	321,423	288,118
Long-lived asset and other impairments (2)	1,530	234	1,553	52,635
Total operating expenses (3)	521,721	442,669	1,002,152	923,110
Gain (loss) on divestiture and other, net	59,342	(70)	298,959	(2,188)
Operating income (loss)	470,681	337,858	1,150,415	628,302
Interest expense	(90,522)	(86,182)	(185,028)	(167,852)
Gain (loss) on early extinguishment of debt	4,879	6,813	5,403	6,813
Other income (expense), net	4,145	2,743	6,432	3,933
Income (loss) before income taxes	389,183	261,232	977,222	471,196
Income tax expense (benefit)	755	659	2,277	2,075
Net income (loss)	388,428	260,573	974,945	469,121
Net income (loss) attributable to noncontrolling interest	1,169	1,410	2,855	1,945
Net income (loss) attributable to Western Midstream Operating, LP	$387,259	$259,163	$972,090	$467,176
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $534.1 million and $1,033.9 million for the three and six months ended June 30, 2024, respectively, and $441.6 million and $890.4 million for the three and six months ended June 30, 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $1.1 million and $(23.6) million for the three and six months ended June 30, 2024, respectively, and $(13.4) million and $(15.3) million for the three and six months ended June 30, 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$337,847	$268,184
Accounts receivable, net	690,419	666,615
Other current assets	38,688	50,468
Total current assets	1,066,954	985,267
Property, plant, and equipment
Cost	15,147,641	14,945,431
Less accumulated depreciation	5,503,228	5,290,415
Net property, plant, and equipment	9,644,413	9,655,016
Goodwill	4,783	4,783
Other intangible assets	665,574	681,408
Equity investments	540,539	904,535
Other assets (1)	253,422	231,644
Total assets (2)	$12,175,685	$12,462,653
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$364,788	$392,752
Short-term debt	8,507	617,748
Accrued ad valorem taxes	34,751	61,285
Accrued liabilities	180,720	203,461
Total current liabilities	588,766	1,275,246
Long-term liabilities
Long-term debt	7,138,092	7,283,556
Deferred income taxes	15,727	15,468
Asset retirement obligations	371,501	359,185
Other liabilities	593,574	476,844
Total long-term liabilities	8,118,894	8,135,053
Total liabilities (3)	8,707,660	9,410,299
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2024, and December 31, 2023)	3,441,525	3,027,031
Total partners’ capital	3,441,525	3,027,031
Noncontrolling interest	26,500	25,323
Total equity and partners’ capital	3,468,025	3,052,354
Total liabilities, equity, and partners’ capital	$12,175,685	$12,462,653
_________________________________________________________________________________________
(1)Other assets includes $5.2 million and $5.7 million of NGLs line-fill inventory as of June 30, 2024, and December 31, 2023, respectively. Other assets also includes $120.6 million and $96.3 million of materials and supplies inventory as of June 30, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $957.0 million and $1.3 billion as of June 30, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $375.2 million and $358.1 million as of June 30, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $490.2 million and $409.5 million as of June 30, 2024, and December 31, 2023, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618
Net income (loss)	387,259	1,169	388,428
Distributions to Chipeta noncontrolling interest owner	—	(593)	(593)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	10,247	—	10,247
Balance at June 30, 2024	$3,441,525	$26,500	$3,468,025

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960
Net income (loss)	259,163	1,410	260,573
Distributions to Chipeta noncontrolling interest owner	—	(1,230)	(1,230)
Distributions to WES Operating unitholders	(342,895)	—	(342,895)
Contributions of equity-based compensation from WES	7,519	—	7,519
Balance at June 30, 2023	$3,017,357	$26,570	$3,043,927
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$974,945	$469,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321,423	288,118
Long-lived asset and other impairments	1,553	52,635
Non-cash equity-based compensation expense	19,525	14,577
Deferred income taxes	259	855
Accretion and amortization of long-term obligations, net	4,663	4,095
Equity income, net – related parties	(60,250)	(81,345)
Distributions from equity-investment earnings – related parties	57,004	82,871
(Gain) loss on divestiture and other, net	(298,959)	2,188
(Gain) loss on early extinguishment of debt	(5,403)	(6,813)
Other	149	399
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(31,401)	61
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(103,623)	(114,355)
Change in other items, net	129,620	67,490
Net cash provided by operating activities	1,009,505	779,897
Cash flows from investing activities
Capital expenditures	(405,653)	(334,570)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(132)
Distributions from equity investments in excess of cumulative earnings – related parties	24,303	23,179
Proceeds from the sale of assets to third parties	788,941	—
(Increase) decrease in materials and supplies inventory and other	(25,294)	(19,145)
Net cash provided by (used in) investing activities	381,854	(330,668)
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,206)	956,225
Repayments of debt	(143,852)	(918,332)
Commercial paper borrowings (repayments), net	(610,312)	—
Increase (decrease) in outstanding checks	14,208	(2,951)
Distributions to WES Operating unitholders (1)	(577,121)	(556,408)
Distributions to Chipeta noncontrolling interest owner	(1,678)	(3,470)
Other	(1,735)	(1,550)
Net cash provided by (used in) financing activities	(1,321,696)	(526,486)
Net increase (decrease) in cash and cash equivalents	69,663	(77,257)
Cash and cash equivalents at beginning of period	268,184	286,101
Cash and cash equivalents at end of period	$337,847	$208,844
Supplemental disclosures
Interest paid, net of capitalized interest	$177,539	$158,376
Income taxes paid (reimbursements received)	—	1,271
Accrued capital expenditures	116,143	116,466
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of June 30, 2024, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	38	3	—
Natural-gas processing plants/trains	25	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	3	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming).

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
(2)The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues, and expenses attributable to this asset.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of June 30, 2024 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for the Partnership for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal year 2024 annual financial statements. The Partnership is currently evaluating the impact this guidance will have on disclosures in the Notes to Consolidated Financial Statements. This standard will have no impact on the Partnership’s financial statements, but will result in additional disclosure.

Equity-based compensation. During the six months ended June 30, 2024, the Partnership issued 971,391 common units under its long-term incentive plans. Compensation expense was $10.4 million and $19.8 million for the three and six months ended June 30, 2024, respectively, and $7.7 million and $14.9 million for the three and six months ended June 30, 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Revenue from customers
Service revenues – fee based	$793,785	$661,506	$1,575,047	$1,309,373
Service revenues – product based	61,466	46,956	128,206	93,766
Product sales	50,111	29,659	89,403	68,684
Total revenue from customers	905,362	738,121	1,792,656	1,471,823
Revenue from other than customers
Other	267	152	702	432
Total revenues and other	$905,629	$738,273	$1,793,358	$1,472,255

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $674.2 million and $661.6 million as of June 30, 2024, and December 31, 2023, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2023	$39,292
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(3,834)
Additional estimated revenues recognized (2)	3,740
Contract assets balance at June 30, 2024	$39,198

Contract assets at June 30, 2024
Other current assets	$10,268
Other assets	28,930
Total contract assets from contracts with customers	$39,198
_________________________________________________________________________________________
(1)Includes $(1.9) million for the three months ended June 30, 2024.
(2)Includes $1.8 million for the three months ended June 30, 2024.

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

thousands
Contract liabilities balance at December 31, 2023	$445,499
Cash received or receivable, excluding revenues recognized during the period (1)	123,560
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(15,887)
Contract liabilities balance at June 30, 2024	$553,172

Contract liabilities at June 30, 2024
Accrued liabilities	$11,172
Other liabilities	542,000
Total contract liabilities from contracts with customers	$553,172
_________________________________________________________________________________________
(1)Includes $86.6 million for the three months ended June 30, 2024.
(2)Includes $(4.2) million for the three months ended June 30, 2024.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2024	$613,248
2025	1,100,674
2026	1,036,210
2027	935,681
2028	759,321
Thereafter	2,043,339
Total	$6,488,473

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. ACQUISITIONS AND DIVESTITURES

Marcellus Interest systems. During the second quarter of 2024, the Partnership closed on the sale of its 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million, resulting in a net gain on sale of $63.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations.

Mont Belvieu JV, Whitethorn LLC, Panola, and Saddlehorn. During the first quarter of 2024, the Partnership closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Enterprise EF78 LLC (the “Mont Belvieu JV”), (ii) the 20.00% interest in Whitethorn Pipeline Company LLC (“Whitethorn LLC”), (iii) the 15.00% interest in Panola Pipeline Company, LLC (“Panola”), and (iv) the 20.00% interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”). The combined proceeds received in the first quarter of 2024 of $588.6 million includes $5.9 million in pro-rata distributions through closing, resulting in a net gain on sale of $239.7 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations. The sale of the interests in Mont Belvieu JV and Whitethorn LLC also resolved outstanding legal proceedings associated with those assets.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS

The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2024, Occidental held 185,181,578 common units, representing a 47.5% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 195,309,796 common units, representing a 50.2% limited partner interest in the Partnership.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2024, there were no common units repurchased. During the six months ended June 30, 2023, the Partnership repurchased 287,322 common units for an aggregate purchase price of $7.1 million. The units were canceled immediately upon receipt. As of June 30, 2024, the Partnership had an authorized amount of $627.8 million remaining under the program.

Holdings of WES Operating equity. As of June 30, 2024, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2024	2023	2024	2023
Net income (loss)
Limited partners’ interest in net income (loss)	$369,841	$247,100	$929,341	$446,059
Weighted-average common units outstanding
Basic	380,491	384,614	380,258	384,542
Dilutive effect of non-vested phantom units	1,762	896	1,675	1,123
Diluted	382,253	385,510	381,933	385,665
Excluded due to anti-dilutive effect	172	1,159	5,591	873
Net income (loss) per common unit
Basic	$0.97	$0.64	$2.44	$1.16
Diluted	$0.97	$0.64	$2.43	$1.16

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$513,088	$423,330	$1,002,817	$846,831
Service revenues – product based	16,493	6,642	30,550	14,758
Product sales	4,510	11,611	533	28,779
Total revenues and other	534,091	441,583	1,033,900	890,368
Equity income, net – related parties (1)	27,431	42,324	60,250	81,345
Operating expenses
Cost of product (2)	(4,635)	(15,184)	(32,047)	(19,131)
Operation and maintenance	4,703	903	6,142	1,650
General and administrative	254	217	254	284
Total operating expenses	322	(14,064)	(25,651)	(17,197)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Consolidated balance sheets
thousands	June 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$369,089	$358,141
Other current assets	2,419	1,260
Equity investments (1)	540,539	904,535
Other assets	42,359	43,216
Total assets	954,406	1,307,152
Liabilities
Accounts and imbalance payables	43,561	38,541
Accrued liabilities	5,042	4,979
Other liabilities (2)	441,867	335,320
Total liabilities	490,470	378,840
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2024	2023
Distributions from equity-investment earnings – related parties	$57,004	$82,871
Contributions to equity investments – related parties	—	(132)
Distributions from equity investments in excess of cumulative earnings – related parties	24,303	23,179
Distributions to Partnership unitholders (1)	(281,651)	(270,308)
Distributions to WES Operating unitholders (2)	(11,546)	(11,131)
_________________________________________________________________________________________
(1)Represents common and general partner unit distributions paid to Occidental pursuant to the partnership agreement of the Partnership. See Note 4 and Note 5.
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. See Note 4 and Note 5.

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Consolidated statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
General and administrative (1)	$1,042	$853	$2,348	$2,134
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Consolidated balance sheets
thousands	June 30, 2024	December 31, 2023
Accounts receivable, net (1)	$375,217	$358,141
Other current assets	2,366	1,235
Other assets	38,879	41,405
Accounts and imbalance payables	43,561	69,472
Accrued liabilities	4,725	4,662
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Consolidated statements of cash flows
	Six Months Ended June 30,
thousands	2024	2023
Distributions to WES Operating unitholders (1)	$(577,121)	$(556,408)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 34% and 33% for the three and six months ended June 30, 2024, respectively, and 34% and 35% for the three and six months ended June 30, 2023, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 90% for both the three and six months ended June 30, 2024, and 87% and 88% for the three and six months ended June 30, 2023, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 77% for both the three and six months ended June 30, 2024, and 76% and 78% for the three and six months ended June 30, 2023, respectively.
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

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the six months ended June 30, 2024:

thousands	Balance at December 31, 2023	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures (2)	Balance at June 30, 2024
White Cliffs	$13,248	$2,453	$(2,453)	$(1,676)	$—	$11,572
Rendezvous	10,815	(1,112)	(517)	(841)	—	8,345
Mont Belvieu JV	88,556	51	(442)	(6,047)	(82,118)	—
TEG	15,185	404	(415)	(311)	—	14,863
TEP	172,559	15,037	(15,055)	(635)	—	171,906
FRP	186,551	23,699	(23,786)	(4,741)	—	181,723
Whitethorn LLC	144,799	1,185	3,326	(4,924)	(144,386)	—
Saddlehorn	101,760	4,200	(4,124)	(3,096)	(98,740)	—
Panola	18,716	74	(74)	(1,021)	(17,695)	—
Mi Vida	45,424	4,975	(4,180)	—	—	46,219
Red Bluff Express	106,922	9,284	(9,284)	(1,011)	—	105,911
Total	$904,535	$60,250	$(57,004)	$(24,303)	$(342,939)	$540,539
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2024	December 31, 2023
Land	N/A	$12,549	$12,504
Gathering systems – pipelines	30 years	5,806,827	5,890,607
Gathering systems – compressors	15 years	2,616,159	2,553,602
Processing complexes and treating facilities	25 years	4,037,218	3,745,332
Transportation pipeline and equipment	3 to 48 years	259,091	259,314
Produced-water disposal systems	20 years	1,145,333	1,098,616
Assets under construction	N/A	342,495	479,368
Other	3 to 40 years	927,969	906,088
Total property, plant, and equipment		15,147,641	14,945,431
Less accumulated depreciation		5,503,228	5,290,415
Net property, plant, and equipment		$9,644,413	$9,655,016

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Trade receivables, net	$684,005	$665,892	$690,132	$665,892
Other receivables, net	312	745	287	723
Total accounts receivable, net	$684,317	$666,637	$690,419	$666,615

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
NGLs inventory	$2,240	$2,557	$2,240	$2,557
Imbalance receivables	4,019	5,056	4,019	5,056
Prepaid insurance	9,736	21,065	8,623	18,571
Contract assets	10,268	9,595	10,268	9,595
Other	13,591	14,713	13,538	14,689
Total other current assets	$39,854	$52,986	$38,688	$50,468

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Accrued interest expense	$127,764	$124,937	$127,764	$124,937
Short-term asset retirement obligations	3,304	7,606	3,304	7,606
Short-term remediation and reclamation obligations	2,542	5,490	2,542	5,490
Income taxes payable	4,927	2,908	4,927	2,908
Contract liabilities	11,172	16,866	11,172	16,866
Accrued payroll and benefits	44,135	55,237	—	2,243
Other	32,213	49,528	31,011	43,411
Total accrued liabilities	$226,057	$262,572	$180,720	$203,461

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2024			December 31, 2023
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$—	$—	$—	$613,885	$610,312	$610,312
Finance lease liabilities	8,507	8,507	8,507	7,436	7,436	7,436
Total short-term debt	$8,507	$8,507	$8,507	$621,321	$617,748	$617,748

Long-term debt
3.100% Senior Notes due 2025	$663,831	$663,110	$652,898	$666,481	$665,145	$650,765
3.950% Senior Notes due 2025	336,758	335,961	330,720	349,163	347,938	341,415
4.650% Senior Notes due 2026	440,505	439,362	432,263	467,204	465,705	459,617
4.500% Senior Notes due 2028	342,935	340,860	330,627	357,094	354,665	346,121
4.750% Senior Notes due 2028	336,260	334,564	328,281	382,888	380,747	374,767
6.350% Senior Notes due 2029	600,000	593,660	619,290	600,000	593,069	626,994
4.050% Senior Notes due 2030	1,057,134	1,050,941	983,970	1,104,593	1,097,609	1,036,097
6.150% Senior Notes due 2033	750,000	741,485	766,733	750,000	741,125	780,203
5.450% Senior Notes due 2044	600,000	594,110	537,918	600,000	594,031	545,154
5.300% Senior Notes due 2048	700,000	687,861	602,119	700,000	687,735	614,082
5.500% Senior Notes due 2048	350,000	342,981	303,293	350,000	342,913	312,365
5.250% Senior Notes due 2050	1,000,000	984,348	871,180	1,000,000	984,206	895,440
Finance lease liabilities	28,849	28,849	28,849	28,668	28,668	28,668
Total long-term debt	$7,206,272	$7,138,092	$6,788,141	$7,356,091	$7,283,556	$7,011,688
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the six months ended June 30, 2024:

thousands	Carrying Value
Balance at December 31, 2023	$7,901,304
Commercial paper borrowings (repayments), net (1)	(610,312)
Repayment of 3.100% Senior Notes due 2025	(2,650)
Repayment of 3.950% Senior Notes due 2025	(12,405)
Repayment of 4.650% Senior Notes due 2026	(26,699)
Repayment of 4.500% Senior Notes due 2028	(14,159)
Repayment of 4.750% Senior Notes due 2028	(46,628)
Repayment of 4.050% Senior Notes due 2030	(47,459)
Finance lease liabilities	1,252
Other	4,355
Balance at June 30, 2024	$7,146,599
________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at June 30, 2024, and were 3.791%, 4.671%, and 5.869%, respectively, at June 30, 2023. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the six months ended June 30, 2024, WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations (see Debt activity above) and a gain of $5.4 million was recognized for the early retirement of portions of these notes. As of June 30, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt.
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
As of June 30, 2024, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Revolving credit facility. In May 2024, WES Operating entered into an amendment to the RCF to exercise an option to extend the maturity date of the RCF from April 2028 to April 2029, for each extending lender. The non-extending lender’s commitments mature in April 2028 and represent $120.0 million out of $2.0 billion of total commitments from all lenders.
In April 2023, WES Operating (i) repaid all then-outstanding borrowings under its RCF with proceeds from the 6.150% Senior Notes due 2033 offering, and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date.
As of June 30, 2024, there were no outstanding borrowings and no outstanding letters of credit, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of June 30, 2024 and 2023, the interest rate on any outstanding RCF borrowings was 6.64% and 6.44%, respectively. The facility-fee rate was 0.20% at June 30, 2024 and 2023. As of June 30, 2024, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of June 30, 2024, there were no outstanding borrowings under the commercial paper program.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Long-term and short-term debt	$(88,850)	$(85,088)	$(184,806)	$(166,239)
Finance lease liabilities	(655)	(230)	(1,332)	(393)
Commitment fees and amortization of debt-related costs	(3,485)	(3,414)	(6,685)	(6,295)
Capitalized interest	2,468	2,550	7,795	5,075
Interest expense	$(90,522)	$(86,182)	$(185,028)	$(167,852)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2024 and December 31, 2023, the consolidated balance sheets included $3.7 million and $7.3 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 9.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, Powder River Basin complex, DJ Basin complex, and DBM oil system.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of June 30, 2024 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of June 30, 2024, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	38	3	—
Natural-gas processing plants/trains	25	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	3	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2024, included the following:

•We closed on the sale of (i) several equity investments to third parties for combined proceeds of $588.6 million, which included $5.9 million in pro-rata distributions through closing, and (ii) our 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million. See Acquisitions and Divestitures within this Item 2 for additional information.

•WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases.

•Our regular second-quarter 2024 per-unit distribution is unchanged from the first-quarter 2024 per-unit distribution of $0.875.

•Natural-gas throughput attributable to WES totaled 4,988 MMcf/d and 4,989 MMcf/d for the three and six months ended June 30, 2024, respectively, representing no change compared to the three months ended March 31, 2024, and a 19% increase compared to the six months ended June 30, 2023.

•Crude-oil and NGLs throughput attributable to WES totaled 515 MBbls/d and 540 MBbls/d for the three and six months ended June 30, 2024, respectively, representing a 9% decrease and a 13% decrease compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively.

•Produced-water throughput attributable to WES totaled 1,080 MBbls/d and 1,103 MBbls/d for the three and six months ended June 30, 2024, respectively, representing a 4% decrease and a 16% increase compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively.

•Gross margin was $688.2 million and $1.4 billion for the three and six months ended June 30, 2024, respectively, representing a 1% increase and a 26% increase compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.33 per Mcf and $1.32 per Mcf for the three and six months ended June 30, 2024, respectively, representing a 1% increase and a 3% increase compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.96 per Bbl and $2.94 per Bbl for the three and six months ended June 30, 2024, respectively, representing a 1% increase and a 13% increase compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.97 per Bbl and $0.96 per Bbl for the three and six months ended June 30, 2024, respectively, representing a 2% increase and a 17% increase compared to the three months ended March 31, 2024, and six months ended June 30, 2023, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,858	1,761	6%	1,810	1,581	14%
DJ Basin	1,452	1,372	6%	1,412	1,308	8%
Powder River Basin	426	406	5%	416	34	NM
Equity investments	508	508	—%	509	438	16%
Other	911	1,117	(18)%	1,013	970	4%
Total throughput for natural-gas assets	5,155	5,164	—%	5,160	4,331	19%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	241	225	7%	233	206	13%
DJ Basin	91	87	5%	89	67	33%
Powder River Basin	25	23	9%	24	—	NM
Equity investments	130	202	(36)%	166	319	(48)%
Other	39	39	—%	39	40	(3)%
Total throughput for crude-oil and NGLs assets	526	576	(9)%	551	632	(13)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,102	1,149	(4)%	1,126	970	16%
Total throughput for produced-water assets	1,102	1,149	(4)%	1,126	970	16%
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

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. During 2020, oil and natural-gas prices were negatively impacted by the worldwide macroeconomic downturn that followed the global outbreak of COVID-19. In 2021, prices began to increase and in the first quarter of 2022, commodity prices increased significantly in connection with the war in Ukraine. For example, the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2023 ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023, and prices during the six months ended June 30, 2024, ranged from a low of $70.38 per barrel in January 2024 to a high of $86.91 per barrel in April 2024. Similar disruptions could occur as a consequence of the current conflict in the Middle East. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

ACQUISITIONS AND DIVESTITURES

Marcellus Interest systems. During the second quarter of 2024, we closed on the sale of our 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million, resulting in a net gain on sale of $63.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations.

Mont Belvieu JV, Whitethorn LLC, Panola, and Saddlehorn. During the first quarter of 2024, we closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Mont Belvieu JV, (ii) the 20.00% interest in Whitethorn LLC, (iii) the 15.00% interest in Panola, and (iv) the 20.00% interest in Saddlehorn. The combined proceeds received in the first quarter of 2024 of $588.6 million includes $5.9 million in pro-rata distributions through closing, resulting in a net gain on sale of $239.7 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations. The sale of the interests in Mont Belvieu JV and Whitethorn LLC also resolved outstanding legal proceedings associated with those assets.

Meritage. In October 2023, we closed on the acquisition of Meritage for $885.0 million (subject to certain customary post-closing adjustments) funded with cash, including proceeds from our $600.0 million senior note issuance in September 2023 and borrowings on the RCF.

See Note 3—Acquisitions and Divestitures and Note 10—Debt and Interest Expense under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Total revenues and other (1)	$905,629	$887,729	$1,793,358	$1,472,255
Equity income, net – related parties	27,431	32,819	60,250	81,345
Total operating expenses (1)	522,653	480,791	1,003,444	924,528
Gain (loss) on divestiture and other, net	59,342	239,617	298,959	(2,188)
Operating income (loss)	469,749	679,374	1,149,123	626,884
Interest expense	(90,522)	(94,506)	(185,028)	(167,852)
Gain (loss) on early extinguishment of debt	4,879	524	5,403	6,813
Other income (expense), net	4,213	2,346	6,559	4,087
Income (loss) before income taxes	388,319	587,738	976,057	469,932
Income tax expense (benefit)	755	1,522	2,277	2,075
Net income (loss)	387,564	586,216	973,780	467,857
Net income (loss) attributable to noncontrolling interests	8,916	13,386	22,302	11,291
Net income (loss) attributable to Western Midstream Partners, LP (2)	$378,648	$572,830	$951,478	$456,566
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2024” refer to the comparison of the three months ended June 30, 2024, to the three months ended March 31, 2024; and any increases or decreases “for the six months ended June 30, 2024” refer to the comparison of the six months ended June 30, 2024, to the six months ended June 30, 2023.

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	438	606	(28)%	522	382	37%
Processing	4,209	4,050	4%	4,129	3,511	18%
Equity investments (1)	508	508	—%	509	438	16%
Total throughput	5,155	5,164	—%	5,160	4,331	19%
Throughput attributable to noncontrolling interests (2)	167	174	(4)%	171	150	14%
Total throughput attributable to WES for natural-gas assets	4,988	4,990	—%	4,989	4,181	19%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	396	374	6%	385	313	23%
Equity investments (1)	130	202	(36)%	166	319	(48)%
Total throughput	526	576	(9)%	551	632	(13)%
Throughput attributable to noncontrolling interests (2)	11	11	—%	11	13	(15)%
Total throughput attributable to WES for crude-oil and NGLs assets	515	565	(9)%	540	619	(13)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,102	1,149	(4)%	1,126	970	16%
Throughput attributable to noncontrolling interests (2)	22	23	(4)%	23	20	15%
Total throughput attributable to WES for produced-water assets	1,080	1,126	(4)%	1,103	950	16%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets decreased by 2 MMcf/d for the three months ended June 30, 2024, primarily due to (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024 and (ii) lower volumes at the Chipeta complex. These decreases were offset partially by higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas.
Total throughput attributable to WES for natural-gas assets increased by 808 MMcf/d for the six months ended June 30, 2024, primarily due to (i) higher volumes at the Powder River Basin complex due to the Meritage acquisition, (ii) higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas, and (iii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 50 MBbls/d for the three months ended June 30, 2024, primarily due to the divestiture of Whitethorn LLC and Saddlehorn in the first quarter of 2024, partially offset by higher volumes at the DBM oil system due to increased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 79 MBbls/d for the six months ended June 30, 2024, primarily due to the divestiture of Whitethorn LLC, Mont Belvieu JV, and Saddlehorn in the first quarter of 2024. These decreases were offset partially by (i) higher volumes at the DBM and DJ Basin oil systems resulting from increased production in the areas and (ii) higher volumes on the Thunder Creek NGL pipeline, which was acquired as part of the Meritage acquisition.

Produced-water assets
Total throughput attributable to WES for produced-water assets decreased by 46 MBbls/d for the three months ended June 30, 2024, due to fluctuations in produced water used for recycling activities in the upstream operations of our producers.
Total throughput attributable to WES for produced-water assets increased by 153 MBbls/d for the six months ended June 30, 2024, due to higher production.

Service Revenues

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Service revenues – fee based	$793,785	$781,262	2%	$1,575,047	$1,309,373	20%
Service revenues – product based	61,466	66,740	(8)%	128,206	93,766	37%
Total service revenues	$855,251	$848,002	1%	$1,703,253	$1,403,139	21%

Service revenues – fee based
Service revenues – fee based increased by $12.5 million for the three months ended June 30, 2024, primarily due to increases of (i) $11.8 million and $6.4 million at the West Texas and DJ Basin complexes, respectively, as a result of increased throughput and electricity-related rates billed to customers, partially offset by a decrease in deficiency fees, and (ii) $4.1 million at the DBM oil system primarily due to increased throughput. These increases were offset partially by a decrease of $9.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024.
Service revenues – fee based increased by $265.7 million for the six months ended June 30, 2024, primarily due to increases of (i) $95.2 million at the West Texas complex as a result of increased throughput, a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, (ii) $89.3 million at the Powder River Basin complex attributable to the acquisition of Meritage, (iii) $50.2 million and $16.3 million at the DBM water and DBM oil systems as a result of increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and (iv) $41.9 million at the DJ Basin complex primarily due to increased throughput. These increases were offset partially by decreases of (i) $12.3 million at the Brasada complex due to a change in contract terms effective July 1, 2023, partially offset by increased throughput, (ii) $5.6 million at the Granger complex due to a contract expiration in the fourth quarter of 2023, and (iii) $4.2 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024.

Service revenues – product based
Service revenues – product based decreased by $5.3 million for the three months ended June 30, 2024, primarily due to a decrease of $2.6 million at the West Texas complex due to the contract mix of product-related electricity reimbursements from customers, partially offset by increased average prices.
Service revenues – product based increased by $34.4 million for the six months ended June 30, 2024, primarily due to increases of (i) $24.4 million at the West Texas complex due to increased volumes sold, (ii) $3.7 million at the DBM water systems due to increased skim-oil average prices and volumes sold, (iii) $2.6 million at the Powder River Basin complex attributable to the acquisition of Meritage, and (iv) $2.5 million at the DJ Basin complex primarily due to increased throughput.

Product Sales

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Natural-gas sales	$8,931	$3,194	180%	$12,125	$10,012	21%
NGLs sales	41,180	36,098	14%	77,278	58,672	32%
Total Product sales	$50,111	$39,292	28%	$89,403	$68,684	30%
Per-unit gross average sales price:
Natural gas (per Mcf)	$(0.26)	$1.25	(121)%	$0.51	$1.53	(67)%
NGLs (per Bbl)	28.06	30.93	(9)%	29.39	26.17	12%

Natural-gas sales
Natural-gas sales increased by $5.7 million for the three months ended June 30, 2024, primarily due to an increase of $4.5 million at the DJ Basin complex as a result of increased volumes sold.
Natural-gas sales increased by $2.1 million for the six months ended June 30, 2024, primarily due to an increase of $3.4 million at the DJ Basin complex as a result of changes in contract mix during 2024.

NGLs sales

NGLs sales increased by $5.1 million for the three months ended June 30, 2024, primarily due to an increase of $10.9 million at the DJ Basin complex due to contract mix and increased volumes sold, partially offset by decreased average prices. This increase was offset partially by decreases of (i) $2.2 million at the DBM water systems due to decreased skim-oil volumes and (ii) $1.6 million at the Granger complex.
NGLs sales increased by $18.6 million for the six months ended June 30, 2024, primarily due to increases of (i) $14.1 million at the Powder River Basin complex attributable to the acquisition of Meritage, (ii) $3.3 million at the DBM water systems due to increased skim-oil prices, (iii) $2.6 million at the DJ Basin complex due to increased volumes sold, partially offset by decreased average prices, and (iv) $2.1 million at the Granger complex. These increases were offset partially by a decrease of $5.3 million at the West Texas complex due to decreased average prices, partially offset by increased volumes.

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Equity income, net – related parties	$27,431	$32,819	(16)%	$60,250	$81,345	(26)%

Equity income, net – related parties decreased by $5.4 million for the three months ended June 30, 2024, primarily due to the sale of several equity investments to third parties in the first quarter of 2024, see Note 3—Acquisitions and Divestitures.
Equity income, net – related parties decreased by $21.1 million for the six months ended June 30, 2024, primarily due to decreases of (i) $19.5 million resulting from the sale of several equity investments to third parties in the first quarter of 2024 and (ii) $4.9 million at TEP. See Note 3—Acquisitions and Divestitures.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Residue purchases	$85	$9,228	(99)%	$9,313	$21,704	(57)%
NGLs purchases	67,574	70,425	(4)%	137,999	100,771	37%
Other	(13,649)	(33,574)	59%	(47,223)	(26,270)	(80)%
Cost of product	54,010	46,079	17%	100,089	96,205	4%
Operation and maintenance	223,319	194,939	15%	418,258	357,670	17%
Total Cost of product and Operation and maintenance expenses	$277,329	$241,018	15%	$518,347	$453,875	14%

Residue purchases
Residue purchases decreased by $9.1 million for the three months ended June 30, 2024, primarily due to the contract mix of product-related electricity purchases and lower average prices at the West Texas complex.
Residue purchases decreased by $12.4 million for the six months ended June 30, 2024, primarily due to decreases of (i) $7.5 million at the West Texas complex due to the contract mix of product-related electricity purchases and lower average prices and (ii) $4.9 million at the Granger complex due to a contract expiration in the fourth quarter of 2023.

NGLs purchases
NGLs purchases decreased by $2.9 million for the three months ended June 30, 2024, primarily due to decreases of (i) $4.5 million at the West Texas complex attributable to lower average prices and volumes purchased and changes in line-fill inventory, and (ii) $1.8 million at the DBM water systems due to decreased skim-oil volumes. These decreases were offset partially by an increase of $6.0 million at the DJ Basin complex primarily due to increased volumes purchased and changes in line-fill inventory.
NGLs purchases increased by $37.2 million for the six months ended June 30, 2024, primarily due to increases of (i) $30.3 million at the West Texas complex primarily attributable to increased volumes purchased, (ii) $3.3 million at the DBM water systems due to increased skim-oil volumes and average prices, and (iii) $2.6 million at the Powder River Basin complex attributable to the acquisition of Meritage.

Other items
Other items increased by $19.9 million for the three months ended June 30, 2024, primarily due to increases of $9.3 million at the DJ Basin complex, $6.0 million at the West Texas complex, and $3.6 million at the Powder River Basin complex, attributable to changes in imbalance positions.
Other items decreased by $21.0 million for the six months ended June 30, 2024, primarily due to a decrease of $26.3 million at the West Texas complex due to changes in imbalance positions, partially offset by an increase of $5.8 million at the Powder River Basin complex attributable to the acquisition of Meritage and changes in imbalance positions.

Operation and maintenance expense
Operation and maintenance expense increased by $28.4 million for the three months ended June 30, 2024, primarily due to increases of (i) $11.1 million in equipment, materials, maintenance, and repair costs, (ii) $7.0 million in utility expense, (iii) $3.8 million in mechanical-integrity costs, and (iv) $3.0 million in contract labor and consulting expense.
Operation and maintenance expense increased by $60.6 million for the six months ended June 30, 2024, primarily due to increases of (i) $18.3 million in salaries and wages costs, (ii) $10.7 million in equipment, materials, maintenance, and repair costs, (iii) $9.6 million in utility expense, (iv) $7.6 million in chemical and treating services, (v) $6.3 million in equipment rental costs, (vi) $5.6 million in land-related costs, and (vii) $4.2 million in water-disposal costs.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
General and administrative	$62,933	$67,839	(7)%	$130,772	$104,522	25%
Property and other taxes	17,429	13,920	25%	31,349	25,378	24%
Depreciation and amortization	163,432	157,991	3%	321,423	288,118	12%
Long-lived asset and other impairments	1,530	23	NM	1,553	52,635	(97)%
Total other operating expenses	$245,324	$239,773	2%	$485,097	$470,653	3%

General and administrative expenses
General and administrative expenses decreased by $4.9 million for the three months ended June 30, 2024, primarily due to a decrease in personnel costs.
General and administrative expenses increased by $26.3 million for the six months ended June 30, 2024, primarily due to increases of (i) $14.0 million in personnel costs and (ii) $8.2 million in information technology costs.

Property and other taxes
Property and other taxes increased by $3.5 million for the three months ended June 30, 2024, primarily due to a lower ad valorem property tax accrual recorded during the first quarter of 2024 related to the finalization of 2023 assessments at the DJ Basin complex.
Property and other taxes increased by $6.0 million for the six months ended June 30, 2024, primarily due to a lower ad valorem property tax accrual recorded during the first quarter of 2023 related to the finalization of 2022 assessments at the DJ Basin complex.

Depreciation and amortization expense
Depreciation and amortization expense increased by $5.4 million for the three months ended June 30, 2024, primarily due to capital projects being placed into service at the West Texas complex.
Depreciation and amortization expense increased by $33.3 million for the six months ended June 30, 2024, primarily due to increases of (i) $31.1 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $10.8 million and $5.0 million at the West Texas complex and DBM water systems, respectively, primarily related to capital projects being placed into service. These increases were offset partially by a decrease of $10.1 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2023 and updated salvage values.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense for the six months ended June 30, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Long-term and short-term debt	$(88,850)	$(95,956)	(7)%	$(184,806)	$(166,239)	11%
Finance lease liabilities	(655)	(677)	(3)%	(1,332)	(393)	NM
Commitment fees and amortization of debt-related costs	(3,485)	(3,200)	9%	(6,685)	(6,295)	6%
Capitalized interest	2,468	5,327	(54)%	7,795	5,075	54%
Interest expense	$(90,522)	$(94,506)	(4)%	$(185,028)	$(167,852)	10%

Interest expense decreased by $4.0 million for the three months ended June 30, 2024, primarily due to decreases of (i) $5.7 million resulting from lower outstanding borrowings under the commercial paper program during the second quarter of 2024 and (ii) $1.4 million due to credit-rating related interest-rate changes and lower outstanding balances on certain senior notes due to debt repurchases. These decreases were offset partially by $2.9 million due to lower capitalized interest.
Interest expense increased by $17.2 million for the six months ended June 30, 2024, primarily due to increases of (i) $19.6 million of interest incurred on the 6.350% Senior Notes due 2029 that were issued during the third quarter of 2023, (ii) $12.1 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, and (iii) $5.7 million due to borrowings on the commercial paper program that was established during the fourth quarter of 2023. These increases were offset partially by decreases of (i) $10.5 million due to credit-rating related interest-rate changes and lower outstanding balances on certain senior notes due to debt repurchases, (ii) $7.5 million due to no outstanding borrowings under the RCF during 2024, and (iii) $2.7 million due to higher capitalized interest. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

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

Free cash flow. We define “Free cash flow” as net cash provided by operating activities less total capital expenditures and contributions to equity investments, plus distributions from equity investments in excess of cumulative earnings. Management considers Free cash flow an appropriate metric for assessing capital discipline, cost efficiency, and balance-sheet strength. Although Free cash flow is the metric used to assess our ability to make distributions to unitholders, this measure should not be viewed as indicative of the actual amount of cash that is available for distributions or planned for distributions for a given period. Instead, Free cash flow represents the amount of cash that is available in aggregate for distributions, debt repayments, and other general partnership purposes.

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

	Three Months Ended		Six Months Ended
thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$905,629	$887,729	$1,793,358	$1,472,255
Less:
Cost of product	54,010	46,079	100,089	96,205
Depreciation and amortization	163,432	157,991	321,423	288,118
Gross margin	688,187	683,659	1,371,846	1,087,932
Add:
Distributions from equity investments	32,970	48,337	81,307	106,050
Depreciation and amortization	163,432	157,991	321,423	288,118
Less:
Reimbursed electricity-related charges recorded as revenues	28,998	24,695	53,693	46,855
Adjusted gross margin attributable to noncontrolling interests (1)	19,741	20,240	39,981	32,688
Adjusted gross margin	$835,850	$845,052	$1,680,902	$1,402,557
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

	Three Months Ended		Six Months Ended
thousands except per-unit amounts	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Gross margin
Gross margin for natural-gas assets (1)	$516,253	$511,584	$1,027,837	$803,307
Gross margin for crude-oil and NGLs assets (1)	96,786	93,578	190,364	177,305
Gross margin for produced-water assets (1)	82,346	85,041	167,387	118,679
Per-Mcf Gross margin for natural-gas assets (2)	1.10	1.09	1.09	1.02
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.02	1.78	1.90	1.55
Per-Bbl Gross margin for produced-water assets (2)	0.82	0.81	0.82	0.68
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$601,443	$597,163	$1,198,606	$969,485
Adjusted gross margin for crude-oil and NGLs assets	138,894	150,269	289,163	292,613
Adjusted gross margin for produced-water assets	95,513	97,620	193,133	140,459
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.33	1.32	1.32	1.28
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.96	2.92	2.94	2.61
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.97	0.95	0.96	0.82
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$387,564	$586,216	$973,780	$467,857
Add:
Distributions from equity investments	32,970	48,337	81,307	106,050
Non-cash equity-based compensation expense	10,391	9,423	19,814	14,864
Interest expense	90,522	94,506	185,028	167,852
Income tax expense	755	1,522	2,277	2,075
Depreciation and amortization	163,432	157,991	321,423	288,118
Impairments	1,530	23	1,553	52,635
Other expense	37	112	149	399
Less:
Gain (loss) on divestiture and other, net	59,342	239,617	298,959	(2,188)
Gain (loss) on early extinguishment of debt	4,879	524	5,403	6,813
Equity income, net – related parties	27,431	32,819	60,250	81,345
Other income	4,213	2,346	6,559	4,087
Adjusted EBITDA attributable to noncontrolling interests (1)	13,276	14,415	27,691	22,752
Adjusted EBITDA	$578,060	$608,409	$1,186,469	$987,041
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$631,418	$399,708	$1,031,126	$793,247
Interest (income) expense, net	90,522	94,506	185,028	167,852
Accretion and amortization of long-term obligations, net	(2,473)	(2,190)	(4,663)	(4,095)
Current income tax expense (benefit)	726	1,292	2,018	1,220
Other (income) expense, net	(4,213)	(2,346)	(6,559)	(4,087)
Distributions from equity investments in excess of cumulative earnings – related parties	5,270	19,033	24,303	23,179
Changes in assets and liabilities:
Accounts receivable, net	(28,436)	53,714	25,278	(41)
Accounts and imbalance payables and accrued liabilities, net	(13,338)	100,383	87,045	99,575
Other items, net	(88,140)	(41,276)	(129,416)	(67,057)
Adjusted EBITDA attributable to noncontrolling interests (1)	(13,276)	(14,415)	(27,691)	(22,752)
Adjusted EBITDA	$578,060	$608,409	$1,186,469	$987,041
Cash flow information
Net cash provided by operating activities	$631,418	$399,708	$1,031,126	$793,247
Net cash provided by (used in) investing activities	(14,995)	396,849	381,854	(330,668)
Net cash provided by (used in) financing activities	(567,550)	(774,098)	(1,341,648)	(535,282)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$631,418	$399,708	$1,031,126	$793,247
Less:
Capital expenditures	211,864	193,789	405,653	334,570
Contributions to equity investments – related parties	—	—	—	132
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	5,270	19,033	24,303	23,179
Free cash flow	$424,824	$224,952	$649,776	$481,724
Cash flow information
Net cash provided by operating activities	$631,418	$399,708	$1,031,126	$793,247
Net cash provided by (used in) investing activities	(14,995)	396,849	381,854	(330,668)
Net cash provided by (used in) financing activities	(567,550)	(774,098)	(1,341,648)	(535,282)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $4.5 million for the three months ended June 30, 2024, primarily due to a $17.9 million increase in total revenues and other. This increase was offset partially by (i) a $7.9 million increase in cost of product and (ii) a $5.4 million increase in depreciation and amortization.
Gross margin increased by $283.9 million for the six months ended June 30, 2024, primarily due to a $321.1 million increase in total revenues and other. This increase was offset partially by (i) a $33.3 million increase in depreciation and amortization and (ii) a $3.9 million increase in cost of product.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $198.7 million for the three months ended June 30, 2024, primarily due to (i) a $180.3 million decrease in gain (loss) on divestiture and other, net and (ii) a $41.9 million increase in total operating expenses. These amounts were offset partially by a $17.9 million increase in total revenues and other.
Net income (loss) increased by $505.9 million for the six months ended June 30, 2024, primarily due to (i) a $321.1 million increase in total revenues and other and (ii) a $301.1 million increase in gain (loss) on divestiture and other, net. These amounts were offset partially by (i) a $78.9 million increase in total operating expenses, (ii) a $21.1 million decrease in equity income, net – related parties, and (iii) a $17.2 million increase in interest expense.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2024	March 31, 2024	Inc/ (Dec)	June 30, 2024	June 30, 2023	Inc/ (Dec)
Adjusted gross margin	$835,850	$845,052	(1)%	$1,680,902	$1,402,557	20%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.33	1.32	1%	1.32	1.28	3%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.96	2.92	1%	2.94	2.61	13%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.97	0.95	2%	0.96	0.82	17%
Adjusted EBITDA	578,060	608,409	(5)%	1,186,469	987,041	20%
Free cash flow	424,824	224,952	89%	649,776	481,724	35%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin decreased by $9.2 million for the three months ended June 30, 2024, primarily due to (i) the sale of our interests in the Marcellus Interest systems, Saddlehorn, Mont Belvieu JV, Whitethorn LLC, and Panola during 2024, (ii) decreases at the Granger complex, and (iii) decreased skim-oil volumes at the DBM water systems. These decreases were offset partially by (i) increased throughput, partially offset by decreased deficiency fees, at the West Texas and DJ Basin complexes and (ii) increased throughput at the DBM oil system.
Adjusted gross margin increased by $278.3 million for the six months ended June 30, 2024, primarily due to (i) increased throughput, a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums at the West Texas complex, (ii) increased throughput at the Powder River Basin complex attributable to the acquisition of Meritage, (iii) increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024 at the DBM water and DBM oil systems, and (iv) increased throughput at the DJ Basin complex. These increases were offset partially by (i) decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023, partially offset by increased throughput, (ii) decreased distributions from TEP, and (iii) the sale of our interests in Mont Belvieu JV, Saddlehorn, and the Marcellus Interest systems during 2024.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.04 for the six months ended June 30, 2024, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, and (ii) increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets. These increases were offset partially by decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.04 for the three months ended June 30, 2024, primarily due to (i) the sale of our interests in Whitethorn LLC and Saddlehorn in the first quarter of 2024, both of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets and (ii) increased throughput at the DBM oil system. These increases were offset partially by decreased distributions from Mont Belvieu JV due to the sale of our interest in the first quarter of 2024.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.33 for the six months ended June 30, 2024, primarily due to the sale of our interests in Mont Belvieu JV, Saddlehorn, and Whitethorn LLC in the first quarter of 2024, all of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets. This increase was offset partially by (i) a decrease in distributions from TEP and (ii) decreased revenues associated with demand volumes at the DJ Basin oil system.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.14 for the six months ended June 30, 2024, primarily due to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024.

Adjusted EBITDA. Adjusted EBITDA decreased by $30.3 million for the three months ended June 30, 2024, primarily due to (i) a $28.4 million increase in operation and maintenance expenses, (ii) a $15.4 million decrease in distributions from equity investments, (iii) an $8.0 million increase in cost of product (net of lower of cost or market inventory adjustments), and (iv) a $3.5 million increase in property taxes. These amounts were offset partially by (i) a $17.9 million increase in total revenues and other and (ii) a $5.9 million decrease in general and administrative expenses excluding non-cash equity-based compensation expense.
Adjusted EBITDA increased by $199.4 million for the six months ended June 30, 2024, primarily due to a $321.1 million increase in total revenues and other. This was offset partially by (i) a $60.6 million increase in operation and maintenance expenses, (ii) a $24.7 million decrease in distributions from equity investments, (iii) a $21.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iv) a $6.0 million increase in property and other taxes, and (v) a $4.1 million increase in cost of product (net of lower of cost or market inventory adjustments).

Free cash flow. Free cash flow increased by $199.9 million for the three months ended June 30, 2024, primarily due to a $231.7 million increase in net cash provided by operating activities, partially offset by (i) an $18.1 million increase in capital expenditures and (ii) a $13.8 million decrease in distributions from equity investments in excess of cumulative earnings.
Free cash flow increased by $168.1 million for the six months ended June 30, 2024, primarily due to a $237.9 million increase in net cash provided by operating activities, partially offset by a $71.1 million increase in capital expenditures.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity, as of June 30, 2024, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the second quarter of 2024 of $0.875 per unit, or $340.9 million in the aggregate. The cash distribution is payable on August 14, 2024, to our unitholders of record at the close of business on August 1, 2024.
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
In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the six months ended June 30, 2024, there were no common units repurchased. As of June 30, 2024, we had an authorized amount of $627.8 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2024, we had a $434.2 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of June 30, 2024, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2024	2023
Acquisitions	$443	$—
Capital expenditures (1)	405,653	334,570
Capital incurred (1)	422,185	368,683
_________________________________________________________________________________________
(1)For the six months ended June 30, 2024 and 2023, included $7.8 million and $5.1 million, respectively, of capitalized interest.

Capital expenditures increased by $71.1 million for the six months ended June 30, 2024, primarily due to increases of (i) $69.4 million at the West Texas complex, primarily attributable to engineering and equipment milestone payments for the North Loving Plant, (ii) $18.2 million at the Powder River Basin complex primarily attributable to the acquisition of Meritage, (iii) $10.9 million at the DJ Basin complex due to the purchase of a field office in the first quarter of 2024 and an increase in well connection and pipeline projects, and (iv) $6.1 million in corporate-level capital expenditures. These increases were offset partially by decreases of (i) $21.2 million at the DBM oil system related to a decrease in pipeline, oil treating, and oil pumping projects and (ii) $17.6 million at the DBM water systems due to reduced construction of water-disposal wells and facilities and well-connect projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2024	2023
Net cash provided by (used in):
Operating activities	$1,031,126	$793,247
Investing activities	381,854	(330,668)
Financing activities	(1,341,648)	(535,282)
Net increase (decrease) in cash and cash equivalents	$71,332	$(72,703)

Operating activities. Net cash provided by operating activities increased for the six months ended June 30, 2024, primarily due to higher cash operating income, partially offset by lower distributions from equity investments and higher interest expense. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2024, primarily included the following:
•$582.7 million of proceeds related to the sale of several equity investments to third parties;

•$206.2 million of proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party;

•$24.3 million of distributions received from equity investments in excess of cumulative earnings;

•$405.7 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system; and

•$25.3 million of increases to materials and supplies inventory.

Net cash used in investing activities for the six months ended June 30, 2023, primarily included the following:
•$334.6 million of capital expenditures, primarily related to construction, expansion, and asset-integrity projects at the West Texas complex, DBM water systems, DBM oil system, and DJ Basin complex;

•$19.1 million of increases to materials and supplies inventory; and

•$23.2 million of distributions received from equity investments in excess of cumulative earnings

Financing activities. Net cash used in financing activities for the six months ended June 30, 2024, primarily included the following:
•$610.3 million of net repayments under the commercial paper program;

•$577.5 million of distributions paid to WES unitholders and noncontrolling interest owners; and

•$143.9 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases.

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

Debt and credit facilities. As of June 30, 2024, the carrying value of outstanding debt was $7.1 billion and we have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the six months ended June 30, 2024, WES Operating (i) purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations and a gain of $5.4 million was recognized for the early retirement of portions of these notes and (ii) entered into an amendment to the RCF to exercise an option to extend the maturity date of the RCF from April 2028 to April 2029, for each extending lender. As of June 30, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss) attributable to WES	$378,648	$572,830	$951,478	$456,566
Limited partner interest in WES Operating not held by WES (1)	7,747	11,700	19,447	9,346
General and administrative expenses (2)	932	360	1,292	1,418
Other income (expense), net	(68)	(59)	(127)	(154)
Net income (loss) attributable to WES Operating	$387,259	$584,831	$972,090	$467,176
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2024	2023
WES net cash provided by operating activities	$1,031,126	$793,247
General and administrative expenses (1)	1,292	1,418
Non-cash equity-based compensation expense	(289)	(287)
Changes in working capital	(22,497)	(14,327)
Other income (expense), net	(127)	(154)
WES Operating net cash provided by operating activities	$1,009,505	$779,897

WES net cash provided by (used in) financing activities	$(1,341,648)	$(535,282)
Distributions to WES unitholders (2)	564,296	533,556
Distributions to WES from WES Operating (3)	(565,575)	(545,277)
Increase (decrease) in outstanding checks	36	—
Unit repurchases	—	7,102
Other	21,195	13,415
WES Operating net cash provided by (used in) financing activities	$(1,321,696)	$(526,486)
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
For the six months ended June 30, 2024, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range four times for the federal funds rate in 2023 and has made no changes to its target range during the six months ended June 30, 2024. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of June 30, 2024, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at June 30, 2024, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the second quarter of 2024:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2024	—	$—	—	$627,807,310
May 1-31, 2024	—	—	—	627,807,310
June 1-30, 2024	—	—	—	627,807,310
Total	—	—	—
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Effective August 5, 2024, Mr. Alejandro O. Nebreda, Senior Vice President, Business Services, departed Western Midstream Holdings, LLC (“WES GP”), the general partner of Western Midstream Partners, LP (the “Partnership”). In connection with his departure, Mr. Nebreda will be eligible for payments and benefits consistent with those described under the section titled “Executive Severance Plan” in Part III, Item 11 of the Partnership’s Form 10-K for the period ended December 31, 2023, contingent upon the timely execution and non-revocation of a release of claims containing confidentiality and other provisions customary for an agreement of this type, as required under the Executive Severance Plan.

Additionally, effective August 5, 2024, Mr. Daniel P. Holderman, formerly Senior Vice President, South Operations, has been appointed as Senior Vice President and Chief Operating Officer for WES GP.

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended June 30, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibits designated by an asterisk ( *) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

Exhibit Number			Description
	4.	25
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
First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of May 16, 2024, among Western Midstream Operating, LP, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on May 16, 2024, File No. 001-35753).

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

August 7, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 7, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 7, 2024
/s/ Michael P. Ure
Michael P. Ure President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 7, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)