Form 10-Q
period 2024-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2024-11-06
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of November 1, 2024:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	380,555,427
Western Midstream Operating, LP	None	None	None	None
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

Mcf, MMcf, MMcf/d	Thousand cubic feet, million cubic feet, million cubic feet per day.
Meritage	Meritage Midstream Services II, LLC, which was acquired by the Partnership on October 13, 2023.
Mi Vida	Mi Vida JV LLC, in which we own a 50% interest.
MLP	Master limited partnership.
MMBtu	Million British thermal units.
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

Defined Term	Definition
Rendezvous	Rendezvous Gas Services, LLC, in which we own a 22% interest.
Residue	The natural gas remaining after the unprocessed natural-gas stream has been processed or treated.
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$814,319	$695,547	$2,389,366	$2,004,920
Service revenues – product based	49,115	48,446	177,321	142,212
Product sales	19,673	31,652	109,076	100,336
Other	255	368	957	800
Total revenues and other (1)	883,362	776,013	2,676,720	2,248,268
Equity income, net – related parties	23,977	35,494	84,227	116,839
Operating expenses
Cost of product	32,847	27,590	132,936	123,795
Operation and maintenance	231,066	204,434	649,324	562,104
General and administrative	64,726	55,050	195,498	159,572
Property and other taxes	12,635	14,583	43,984	39,961
Depreciation and amortization	166,015	147,363	487,438	435,481
Long-lived asset and other impairments (2)	4,651	245	6,204	52,880
Total operating expenses (3)	511,940	449,265	1,515,384	1,373,793
Gain (loss) on divestiture and other, net	467	(1,480)	299,426	(3,668)
Operating income (loss)	395,866	360,762	1,544,989	987,646
Interest expense	(94,149)	(82,754)	(279,177)	(250,606)
Gain (loss) on early extinguishment of debt	—	8,565	5,403	15,378
Other income (expense), net	9,565	(1,270)	16,124	2,817
Income (loss) before income taxes	311,282	285,303	1,287,339	755,235
Income tax expense (benefit)	15,390	905	17,667	2,980
Net income (loss)	295,892	284,398	1,269,672	752,255
Net income (loss) attributable to noncontrolling interests	7,412	7,102	29,714	18,393
Net income (loss) attributable to Western Midstream Partners, LP	$288,480	$277,296	$1,239,958	$733,862
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$288,480	$277,296	$1,239,958	$733,862
General partner interest in net (income) loss	(6,708)	(6,453)	(28,845)	(16,960)
Limited partners’ interest in net income (loss) (4)	281,772	270,843	1,211,113	716,902
Net income (loss) per common unit – basic (4)	$0.74	$0.71	$3.18	$1.87
Net income (loss) per common unit – diluted (4)	$0.74	$0.70	$3.17	$1.86
Weighted-average common units outstanding – basic (4)	380,513	383,561	380,343	384,211
Weighted-average common units outstanding – diluted (4)	382,620	384,772	382,189	385,344
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $545.2 million and $1.6 billion for the three and nine months ended September 30, 2024, respectively, and $463.6 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(12.1) million and $(37.7) million for the three and nine months ended September 30, 2024, respectively, and $(35.8) million and $(53.0) million for the three and nine months ended September 30, 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,124,737	$272,787
Accounts receivable, net	671,635	666,637
Other current assets	36,316	52,986
Total current assets	1,832,688	992,410
Property, plant, and equipment
Cost	15,342,193	14,945,431
Less accumulated depreciation	5,646,602	5,290,415
Net property, plant, and equipment	9,695,591	9,655,016
Goodwill	4,783	4,783
Other intangible assets	657,657	681,408
Equity investments	535,172	904,535
Other assets (1)	255,333	233,455
Total assets (2)	$12,981,224	$12,471,607
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$387,158	$362,451
Short-term debt	1,008,018	617,748
Accrued ad valorem taxes	47,298	61,285
Accrued liabilities	203,721	262,572
Total current liabilities	1,646,195	1,304,056
Long-term liabilities
Long-term debt	6,929,212	7,283,556
Deferred income taxes	29,646	15,468
Asset retirement obligations	374,646	359,185
Other liabilities	624,008	480,212
Total long-term liabilities	7,957,512	8,138,421
Total liabilities (3)	9,603,707	9,442,477
Equity and partners’ capital
Common units (380,555,427 and 379,519,983 units issued and outstanding at September 30, 2024, and December 31, 2023, respectively)	3,225,855	2,894,231
General partner units (9,060,641 units issued and outstanding at September 30, 2024, and December 31, 2023)	10,972	3,193
Total partners’ capital	3,236,827	2,897,424
Noncontrolling interests	140,690	131,706
Total equity and partners’ capital	3,377,517	3,029,130
Total liabilities, equity, and partners’ capital	$12,981,224	$12,471,607
________________________________________________________________________________________
(1)Other assets includes $3.9 million and $5.7 million of NGLs line-fill inventory as of September 30, 2024, and December 31, 2023, respectively. Other assets also includes $128.9 million and $96.3 million of materials and supplies inventory as of September 30, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $972.9 million and $1.3 billion as of September 30, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $393.7 million and $358.1 million as of September 30, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $534.5 million and $378.8 million as of September 30, 2024, and December 31, 2023, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	559,500	13,330	13,386	586,216
Distributions to Chipeta noncontrolling interest owner	—	—	(1,085)	(1,085)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,591)	(4,591)
Distributions to Partnership unitholders	(218,228)	(5,210)	—	(223,438)
Equity-based compensation expense	9,423	—	—	9,423
Other	(19,364)	—	—	(19,364)
Balance at March 31, 2024	$3,225,562	$11,313	$139,416	$3,376,291
Net income (loss)	369,841	8,807	8,916	387,564
Distributions to Chipeta noncontrolling interest owner	—	—	(593)	(593)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,955)	(6,955)
Distributions to Partnership unitholders	(332,930)	(7,928)	—	(340,858)
Equity-based compensation expense	10,391	—	—	10,391
Other	(1,831)	—	—	(1,831)
Balance at June 30, 2024	$3,271,033	$12,192	$140,784	$3,424,009
Net income (loss)	281,772	6,708	7,412	295,892
Distributions to Chipeta noncontrolling interest owner	—	—	(550)	(550)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,956)	(6,956)
Distributions to Partnership unitholders	(332,931)	(7,928)	—	(340,859)
Equity-based compensation expense	8,759	—	—	8,759
Other	(2,778)	—	—	(2,778)
Balance at September 30, 2024	$3,225,855	$10,972	$140,690	$3,377,517

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
_________________________________________________________________________________________
(1)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$1,269,672	$752,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	487,438	435,481
Long-lived asset and other impairments	6,204	52,880
Non-cash equity-based compensation expense	28,573	22,035
Deferred income taxes	14,178	954
Accretion and amortization of long-term obligations, net	6,884	5,977
Equity income, net – related parties	(84,227)	(116,839)
Distributions from equity-investment earnings – related parties	83,091	115,897
(Gain) loss on divestiture and other, net	(299,426)	3,668
(Gain) loss on early extinguishment of debt	(5,403)	(15,378)
Other	239	371
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(12,595)	(60,573)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(78,884)	(87,040)
Change in other items, net	166,670	78,346
Net cash provided by operating activities	1,582,414	1,188,034
Cash flows from investing activities
Capital expenditures	(595,087)	(536,427)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	27,560	31,715
Proceeds from the sale of assets to third parties	792,241	(60)
(Increase) decrease in materials and supplies inventory and other	(33,118)	(32,659)
Net cash provided by (used in) investing activities	191,153	(538,584)
Cash flows from financing activities
Borrowings, net of debt issuance costs	789,193	1,801,011
Repayments of debt	(143,852)	(1,317,928)
Commercial paper borrowings (repayments), net	(610,312)	—
Increase (decrease) in outstanding checks	(2,282)	(241)
Distributions to Partnership unitholders (1)	(905,155)	(754,998)
Distributions to Chipeta noncontrolling interest owner	(2,228)	(5,083)
Distributions to noncontrolling interest owner of WES Operating	(18,502)	(18,260)
Unit repurchases (1)	—	(134,602)
Other	(28,479)	(16,511)
Net cash provided by (used in) financing activities	(921,617)	(446,612)
Net increase (decrease) in cash and cash equivalents	851,950	202,838
Cash and cash equivalents at beginning of period	272,787	286,656
Cash and cash equivalents at end of period	$1,124,737	$489,494
Supplemental disclosures
Interest paid, net of capitalized interest	$307,049	$278,283
Income taxes paid (reimbursements received)	—	1,271
Accrued capital expenditures	128,508	112,150
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$814,319	$695,547	$2,389,366	$2,004,920
Service revenues – product based	49,115	48,446	177,321	142,212
Product sales	19,673	31,652	109,076	100,336
Other	255	368	957	800
Total revenues and other (1)	883,362	776,013	2,676,720	2,248,268
Equity income, net – related parties	23,977	35,494	84,227	116,839
Operating expenses
Cost of product	32,847	27,590	132,936	123,795
Operation and maintenance	231,066	204,434	649,324	562,104
General and administrative	64,017	54,541	193,497	157,645
Property and other taxes	12,635	14,583	43,984	39,961
Depreciation and amortization	166,015	147,363	487,438	435,481
Long-lived asset and other impairments (2)	4,651	245	6,204	52,880
Total operating expenses (3)	511,231	448,756	1,513,383	1,371,866
Gain (loss) on divestiture and other, net	467	(1,480)	299,426	(3,668)
Operating income (loss)	396,575	361,271	1,546,990	989,573
Interest expense	(94,149)	(82,754)	(279,177)	(250,606)
Gain (loss) on early extinguishment of debt	—	8,565	5,403	15,378
Other income (expense), net	9,498	(1,330)	15,930	2,603
Income (loss) before income taxes	311,924	285,752	1,289,146	756,948
Income tax expense (benefit)	15,390	905	17,667	2,980
Net income (loss)	296,534	284,847	1,271,479	753,968
Net income (loss) attributable to noncontrolling interest	1,509	1,432	4,364	3,377
Net income (loss) attributable to Western Midstream Operating, LP	$295,025	$283,415	$1,267,115	$750,591
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $545.2 million and $1.6 billion for the three and nine months ended September 30, 2024, respectively, and $463.6 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively. See Note 6.
(2)See Note 8.
(3)Total operating expenses includes related-party amounts of $(11.2) million and $(34.7) million for the three and nine months ended September 30, 2024, respectively, and $(35.1) million and $(50.5) million for the three and nine months ended September 30, 2023, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,117,848	$268,184
Accounts receivable, net	674,798	666,615
Other current assets	35,477	50,468
Total current assets	1,828,123	985,267
Property, plant, and equipment
Cost	15,342,193	14,945,431
Less accumulated depreciation	5,646,602	5,290,415
Net property, plant, and equipment	9,695,591	9,655,016
Goodwill	4,783	4,783
Other intangible assets	657,657	681,408
Equity investments	535,172	904,535
Other assets (1)	252,078	231,644
Total assets (2)	$12,973,404	$12,462,653
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$387,135	$392,752
Short-term debt	1,008,018	617,748
Accrued ad valorem taxes	47,298	61,285
Accrued liabilities	151,750	203,461
Total current liabilities	1,594,201	1,275,246
Long-term liabilities
Long-term debt	6,929,212	7,283,556
Deferred income taxes	29,646	15,468
Asset retirement obligations	374,646	359,185
Other liabilities	620,752	476,844
Total long-term liabilities	7,954,256	8,135,053
Total liabilities (3)	9,548,457	9,410,299
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2024, and December 31, 2023)	3,397,488	3,027,031
Total partners’ capital	3,397,488	3,027,031
Noncontrolling interest	27,459	25,323
Total equity and partners’ capital	3,424,947	3,052,354
Total liabilities, equity, and partners’ capital	$12,973,404	$12,462,653
_________________________________________________________________________________________
(1)Other assets includes $3.9 million and $5.7 million of NGLs line-fill inventory as of September 30, 2024, and December 31, 2023, respectively. Other assets also includes $128.9 million and $96.3 million of materials and supplies inventory as of September 30, 2024, and December 31, 2023, respectively.
(2)Total assets includes related-party amounts of $972.5 million and $1.3 billion as of September 30, 2024, and December 31, 2023, respectively, which includes related-party Accounts receivable, net of $396.9 million and $358.1 million as of September 30, 2024, and December 31, 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $534.2 million and $409.5 million as of September 30, 2024, and December 31, 2023, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618
Net income (loss)	387,259	1,169	388,428
Distributions to Chipeta noncontrolling interest owner	—	(593)	(593)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	10,247	—	10,247
Balance at June 30, 2024	$3,441,525	$26,500	$3,468,025
Net income (loss)	295,025	1,509	296,534
Distributions to Chipeta noncontrolling interest owner	—	(550)	(550)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	8,613	—	8,613
Balance at September 30, 2024	$3,397,488	$27,459	$3,424,947

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	208,013	535	208,548
Distributions to Chipeta noncontrolling interest owner	—	(2,240)	(2,240)
Distributions to WES Operating unitholders	(213,513)	—	(213,513)
Contributions of equity-based compensation from WES	7,058	—	7,058
Balance at March 31, 2023	$3,093,570	$26,390	$3,119,960
Net income (loss)	259,163	1,410	260,573
Distributions to Chipeta noncontrolling interest owner	—	(1,230)	(1,230)
Distributions to WES Operating unitholders	(342,895)	—	(342,895)
Contributions of equity-based compensation from WES	7,519	—	7,519
Balance at June 30, 2023	$3,017,357	$26,570	$3,043,927
Net income (loss)	283,415	1,432	284,847
Distributions to Chipeta noncontrolling interest owner	—	(1,613)	(1,613)
Distributions to WES Operating unitholders	(356,362)	—	(356,362)
Contributions of equity-based compensation from WES	7,024	—	7,024
Balance at September 30, 2023	$2,951,434	$26,389	$2,977,823
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2024	2023
Cash flows from operating activities
Net income (loss)	$1,271,479	$753,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	487,438	435,481
Long-lived asset and other impairments	6,204	52,880
Non-cash equity-based compensation expense	28,138	21,601
Deferred income taxes	14,178	954
Accretion and amortization of long-term obligations, net	6,884	5,977
Equity income, net – related parties	(84,227)	(116,839)
Distributions from equity-investment earnings – related parties	83,091	115,897
(Gain) loss on divestiture and other, net	(299,426)	3,668
(Gain) loss on early extinguishment of debt	(5,403)	(15,378)
Other	239	371
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(15,780)	(60,553)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(102,104)	(102,048)
Change in other items, net	166,545	78,111
Net cash provided by operating activities	1,557,256	1,174,090
Cash flows from investing activities
Capital expenditures	(595,087)	(536,427)
Acquisitions from third parties	(443)	—
Contributions to equity investments – related parties	—	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	27,560	31,715
Proceeds from the sale of assets to third parties	792,241	(60)
(Increase) decrease in materials and supplies inventory and other	(33,118)	(32,659)
Net cash provided by (used in) investing activities	191,153	(538,584)
Cash flows from financing activities
Borrowings, net of debt issuance costs	789,193	1,801,011
Repayments of debt	(143,852)	(1,317,928)
Commercial paper borrowings (repayments), net	(610,312)	—
Increase (decrease) in outstanding checks	(2,245)	(244)
Distributions to WES Operating unitholders (1)	(924,796)	(912,770)
Distributions to Chipeta noncontrolling interest owner	(2,228)	(5,083)
Other	(4,505)	(2,140)
Net cash provided by (used in) financing activities	(898,745)	(437,154)
Net increase (decrease) in cash and cash equivalents	849,664	198,352
Cash and cash equivalents at beginning of period	268,184	286,101
Cash and cash equivalents at end of period	$1,117,848	$484,453
Supplemental disclosures
Interest paid, net of capitalized interest	$307,049	$278,283
Income taxes paid (reimbursements received)	—	1,271
Accrued capital expenditures	128,508	112,150
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of September 30, 2024, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	39	3	—
Natural-gas processing plants/trains	26	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of September 30, 2024 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

Equity-based compensation. During the nine months ended September 30, 2024 and 2023, the Partnership issued 1,035,444 and 832,707 common units, respectively, under its long-term incentive plans. Compensation expense was $8.8 million and $28.6 million for the three and nine months ended September 30, 2024, respectively, and $7.2 million and $22.0 million for the three and nine months ended September 30, 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Revenue from customers
Service revenues – fee based	$814,319	$695,547	$2,389,366	$2,004,920
Service revenues – product based	49,115	48,446	177,321	142,212
Product sales	19,673	31,652	109,076	100,336
Total revenue from customers	883,107	775,645	2,675,763	2,247,468
Revenue from other than customers
Other	255	368	957	800
Total revenues and other	$883,362	$776,013	$2,676,720	$2,248,268

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $664.0 million and $661.6 million as of September 30, 2024, and December 31, 2023, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2023	$39,292
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(5,683)
Additional estimated revenues recognized (2)	5,567
Contract assets balance at September 30, 2024	$39,176

Contract assets at September 30, 2024
Other current assets	$11,931
Other assets	27,245
Total contract assets from contracts with customers	$39,176
_________________________________________________________________________________________
(1)Includes $(1.8) million for the three months ended September 30, 2024.
(2)Includes $1.8 million for the three months ended September 30, 2024.

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

thousands
Contract liabilities balance at December 31, 2023	$445,499
Cash received or receivable, excluding revenues recognized during the period (1)	158,282
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(22,388)
Contract liabilities balance at September 30, 2024	$581,393

Contract liabilities at September 30, 2024
Accrued liabilities	$10,076
Other liabilities	571,317
Total contract liabilities from contracts with customers	$581,393
_________________________________________________________________________________________
(1)Includes $34.7 million for the three months ended September 30, 2024.
(2)Includes $(6.5) million for the three months ended September 30, 2024.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2024	$296,754
2025	1,111,497
2026	1,049,918
2027	949,426
2028	773,160
Thereafter	2,076,819
Total	$6,257,574

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS

The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
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

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
_________________________________________________________________________________________
(1)Includes amounts related to the Enhanced Distribution discussed above.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2024, Occidental held 165,681,578 common units, representing a 42.5% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 214,873,849 common units, representing a 55.2% limited partner interest in the Partnership.
In August 2024, affiliates of Occidental sold 19,500,000 of the Partnership’s common units it held through an underwritten offering. The Partnership did not receive any proceeds from the public offering.

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2024, there were no common units repurchased. During the nine months ended September 30, 2023, the Partnership repurchased 5,387,322 common units, which included 5,100,000 common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. The units were canceled immediately upon receipt. As of September 30, 2024, the Partnership had an authorized amount of $627.8 million remaining under the program.

Holdings of WES Operating equity. As of September 30, 2024, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2024	2023	2024	2023
Net income (loss)
Limited partners’ interest in net income (loss)	$281,772	$270,843	$1,211,113	$716,902
Weighted-average common units outstanding
Basic	380,513	383,561	380,343	384,211
Dilutive effect of non-vested phantom units	2,107	1,211	1,846	1,133
Diluted	382,620	384,772	382,189	385,344
Excluded due to anti-dilutive effect	—	143	2,054	123
Net income (loss) per common unit
Basic	$0.74	$0.71	$3.18	$1.87
Diluted	$0.74	$0.70	$3.17	$1.86

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Revenues and other
Service revenues – fee based	$530,434	$454,039	$1,533,251	$1,300,870
Service revenues – product based	13,664	(234)	44,214	14,524
Product sales	1,109	9,818	1,642	38,597
Total revenues and other	545,207	463,623	1,579,107	1,353,991
Equity income, net – related parties (1)	23,977	35,494	84,227	116,839
Operating expenses
Cost of product (2)	(14,638)	(37,083)	(46,685)	(56,214)
Operation and maintenance	2,523	843	8,665	2,493
General and administrative	45	414	299	698
Total operating expenses	(12,070)	(35,826)	(37,721)	(53,023)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	September 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$393,740	$358,141
Other current assets	3,140	1,260
Equity investments (1)	535,172	904,535
Other assets	40,871	43,216
Total assets	972,923	1,307,152
Liabilities
Accounts and imbalance payables	57,414	38,541
Accrued liabilities	5,029	4,979
Other liabilities (2)	472,075	335,320
Total liabilities	534,518	378,840
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Nine Months Ended September 30,
thousands	2024	2023
Distributions from equity-investment earnings – related parties	$83,091	$115,897
Contributions to equity investments – related parties	—	(1,153)
Distributions from equity investments in excess of cumulative earnings – related parties	27,560	31,715
Distributions to Partnership unitholders (1)	(451,613)	(382,438)
Distributions to WES Operating unitholders (2)	(18,502)	(18,260)
Unit repurchases from Occidental (3)	—	(127,500)
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
(3)Represents common units repurchased from Occidental. See Note 5.

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
General and administrative (1)	$944	$1,137	$3,292	$3,271
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	September 30, 2024	December 31, 2023
Accounts receivable, net (1)	$396,943	$358,141
Other current assets	2,722	1,235
Other assets	37,616	41,405
Accounts and imbalance payables (1)	57,414	69,472
Accrued liabilities	4,713	4,662
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Nine Months Ended September 30,
thousands	2024	2023
Distributions to WES Operating unitholders (1)	$(924,796)	$(912,770)
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

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36% and 34% for the three and nine months ended September 30, 2024, respectively, and 34% for both the three and nine months ended September 30, 2023. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 92% and 90% for the three and nine months ended September 30, 2024, respectively, and 87% for both the three and nine months ended September 30, 2023. Produced-water throughput attributable to production owned or controlled by Occidental was 78% and 77% for the three and nine months ended September 30, 2024, respectively, and 77% and 78% for the three and nine months ended September 30, 2023, respectively.
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

Marketing Services. Prior to January 1, 2021, Occidental provided marketing-related services to certain of the Partnership’s subsidiaries. While the Partnership now markets and sells substantially all of its crude oil, residue gas, and NGLs directly to third parties, it does still have some marketing agreements with affiliates of Occidental, the activity for which is reflected in the related-party statements of operations above.

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs, shared field offices, and easements (see Related-party commercial agreement below) supporting the Partnership’s operations at certain assets. General and administrative expense includes amounts accrued for or paid to Occidental for certain reimbursed expenses pursuant to the provisions of the Partnership’s and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Services in the section above. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

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

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments for the nine months ended September 30, 2024:

thousands	Balance at December 31, 2023	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures (2)	Balance at September 30, 2024
White Cliffs	$13,248	$3,256	$(3,256)	$(2,558)	$—	$10,690
Rendezvous	10,815	(1,682)	(1,021)	(1,240)	—	6,872
Mont Belvieu JV	88,556	51	(442)	(6,047)	(82,118)	—
TEG	15,185	622	(639)	(461)	—	14,707
TEP	172,559	19,900	(20,089)	(2,093)	—	170,277
FRP	186,551	35,823	(34,996)	(4,741)	—	182,637
Whitethorn LLC	144,799	1,185	3,326	(4,924)	(144,386)	—
Saddlehorn	101,760	4,200	(4,124)	(3,096)	(98,740)	—
Panola	18,716	74	(74)	(1,021)	(17,695)	—
Mi Vida	45,424	6,862	(7,840)	—	—	44,446
Red Bluff Express	106,922	13,936	(13,936)	(1,379)	—	105,543
Total	$904,535	$84,227	$(83,091)	$(27,560)	$(342,939)	$535,172
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2024	December 31, 2023
Land	N/A	$12,550	$12,504
Gathering systems – pipelines	30 years	5,833,706	5,890,607
Gathering systems – compressors	15 years	2,645,117	2,553,602
Processing complexes and treating facilities	25 years	4,048,496	3,745,332
Transportation pipeline and equipment	3 to 48 years	257,936	259,314
Produced-water disposal systems	20 years	1,179,217	1,098,616
Assets under construction	N/A	424,670	479,368
Other	3 to 40 years	940,501	906,088
Total property, plant, and equipment		15,342,193	14,945,431
Less accumulated depreciation		5,646,602	5,290,415
Net property, plant, and equipment		$9,695,591	$9,655,016

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Trade receivables, net	$670,613	$665,892	$673,816	$665,892
Other receivables, net	1,022	745	982	723
Total accounts receivable, net	$671,635	$666,637	$674,798	$666,615

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
NGLs inventory	$1,892	$2,557	$1,892	$2,557
Imbalance receivables	5,341	5,056	5,341	5,056
Prepaid insurance	3,477	21,065	3,056	18,571
Contract assets	11,931	9,595	11,931	9,595
Other	13,675	14,713	13,257	14,689
Total other current assets	$36,316	$52,986	$35,477	$50,468

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Accrued interest expense	$90,181	$124,937	$90,181	$124,937
Short-term asset retirement obligations	9,864	7,606	9,864	7,606
Short-term remediation and reclamation obligations	1,243	5,490	1,243	5,490
Income taxes payable	6,397	2,908	6,397	2,908
Contract liabilities	10,076	16,866	10,076	16,866
Accrued payroll and benefits	50,721	55,237	—	2,243
Other	35,239	49,528	33,989	43,411
Total accrued liabilities	$203,721	$262,572	$151,750	$203,461

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2024			December 31, 2023
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$—	$—	$—	$613,885	$610,312	$610,312
3.100% Senior Notes due 2025	663,831	663,418	658,879	—	—	—
3.950% Senior Notes due 2025	336,758	336,145	334,236	—	—	—
Finance lease liabilities	8,455	8,455	8,455	7,436	7,436	7,436
Total short-term debt	$1,009,044	$1,008,018	$1,001,570	$621,321	$617,748	$617,748

Long-term debt
3.100% Senior Notes due 2025	$—	$—	$—	$666,481	$665,145	$650,765
3.950% Senior Notes due 2025	—	—	—	349,163	347,938	341,415
4.650% Senior Notes due 2026	440,505	439,499	440,646	467,204	465,705	459,617
4.500% Senior Notes due 2028	342,935	340,991	339,955	357,094	354,665	346,121
4.750% Senior Notes due 2028	336,260	334,658	336,179	382,888	380,747	374,767
6.350% Senior Notes due 2029	600,000	593,964	637,500	600,000	593,069	626,994
4.050% Senior Notes due 2030	1,057,134	1,051,190	1,018,157	1,104,593	1,097,609	1,036,097
6.150% Senior Notes due 2033	750,000	741,668	793,103	750,000	741,125	780,203
5.450% Senior Notes due 2034	800,000	790,331	802,608	—	—	—
5.450% Senior Notes due 2044	600,000	594,151	568,686	600,000	594,031	545,154
5.300% Senior Notes due 2048	700,000	687,925	636,440	700,000	687,735	614,082
5.500% Senior Notes due 2048	350,000	343,016	325,073	350,000	342,913	312,365
5.250% Senior Notes due 2050	1,000,000	984,421	908,480	1,000,000	984,206	895,440
Finance lease liabilities	27,398	27,398	27,398	28,668	28,668	28,668
Total long-term debt	$7,004,232	$6,929,212	$6,834,225	$7,356,091	$7,283,556	$7,011,688
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. DEBT AND INTEREST EXPENSE

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2024:

thousands	Carrying Value
Balance at December 31, 2023	$7,901,304
Commercial paper borrowings (repayments), net (1)	(610,312)
Issuance of 5.450% Senior Notes due 2034	800,000
Repayment of 3.100% Senior Notes due 2025	(2,650)
Repayment of 3.950% Senior Notes due 2025	(12,405)
Repayment of 4.650% Senior Notes due 2026	(26,699)
Repayment of 4.500% Senior Notes due 2028	(14,159)
Repayment of 4.750% Senior Notes due 2028	(46,628)
Repayment of 4.050% Senior Notes due 2030	(47,459)
Finance lease liabilities	(251)
Other	(3,511)
Balance at September 30, 2024	$7,937,230
________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, 5.250% Senior Notes due 2050, and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at September 30, 2024 and 2023. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2024, WES Operating completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034. Interest is payable semi-annually on May 15th and November 15th of each year, with the initial interest payment being due on May 15, 2025. Net proceeds from the offering will be used to repay a portion of the maturing 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 and for general partnership purposes, including the funding of capital expenditures.
During the nine months ended September 30, 2024, WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations (see Debt activity above) and a gain of $5.4 million was recognized for the early retirement of portions of these notes. As of September 30, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet.
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
As of September 30, 2024, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
In April 2023, WES Operating (i) repaid all then-outstanding borrowings under its RCF with proceeds from the 6.150% Senior Notes due 2033 offering and (ii) entered into an amendment to its RCF to, among other things, extend the maturity date to April 2028 and provide for a maximum borrowing capacity up to $2.0 billion, expandable to a maximum of $2.5 billion, through the maturity date.
As of September 30, 2024, there were no outstanding borrowings and no outstanding letters of credit, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of September 30, 2024 and 2023, the interest rate on any outstanding RCF borrowings was 6.15% and 6.62%, respectively. The facility-fee rate was 0.20% at September 30, 2024 and 2023. As of September 30, 2024, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of September 30, 2024, there were no outstanding borrowings under the commercial paper program.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Long-term and short-term debt	$(93,555)	$(83,177)	$(278,361)	$(249,416)
Finance lease liabilities	(632)	(223)	(1,964)	(616)
Commitment fees and amortization of debt-related costs	(3,244)	(2,904)	(9,929)	(9,199)
Capitalized interest	3,282	3,550	11,077	8,625
Interest expense	$(94,149)	$(82,754)	$(279,177)	$(250,606)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2024 and December 31, 2023, the consolidated balance sheets included $2.3 million and $7.3 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 9.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the West Texas complex, Powder River Basin complex, DBM water systems, DJ Basin complex, and DBM oil system.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of September 30, 2024 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of September 30, 2024, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	39	3	—
Natural-gas processing plants/trains	26	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2024, included the following:

•We closed on the sale of (i) several equity investments to third parties for combined proceeds of $588.6 million, which included $5.9 million in pro-rata distributions through closing, and (ii) our 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million. See Acquisitions and Divestitures within this Item 2 for additional information.

•WES Operating completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034. Net proceeds from the offering will be used to repay a portion of certain senior notes due in 2025 and for general partnership purposes, including the funding of capital expenditures. See Liquidity and Capital Resources within this Item 2 for additional information.

•WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases.

•Our regular third-quarter 2024 per-unit distribution is unchanged from the second-quarter 2024 per-unit distribution of $0.875.

•Natural-gas throughput attributable to WES totaled 5,016 MMcf/d and 4,998 MMcf/d for the three and nine months ended September 30, 2024, respectively, representing a 1% increase and a 17% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

•Crude-oil and NGLs throughput attributable to WES totaled 506 MBbls/d and 529 MBbls/d for the three and nine months ended September 30, 2024, respectively, representing a 2% decrease and a 17% decrease compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

•Produced-water throughput attributable to WES totaled 1,099 MBbls/d and 1,102 MBbls/d for the three and nine months ended September 30, 2024, respectively, representing a 2% increase and an 11% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

•Gross margin was $684.5 million and $2.1 billion for the three and nine months ended September 30, 2024, respectively, representing a 1% decrease and a 22% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively. See Reconciliation of Non-GAAP Financial Measures within this Item 2.

•Adjusted gross margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $1.29 per Mcf and $1.31 per Mcf for the three and nine months ended September 30, 2024, respectively, representing a 3% decrease and a 3% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

•Adjusted gross margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $2.88 per Bbl and $2.92 per Bbl for the three and nine months ended September 30, 2024, respectively, representing a 3% decrease and a 17% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

•Adjusted gross margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 2) averaged $0.96 per Bbl for both the three and nine months ended September 30, 2024, representing a 1% decrease and a 16% increase compared to the three months ended June 30, 2024, and nine months ended September 30, 2023, respectively.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,889	1,858	2%	1,836	1,612	14%
DJ Basin	1,418	1,452	(2)%	1,414	1,316	7%
Powder River Basin	505	426	19%	446	36	NM
Equity investments	503	508	(1)%	507	458	11%
Other	874	911	(4)%	967	1,017	(5)%
Total throughput for natural-gas assets	5,189	5,155	1%	5,170	4,439	16%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	246	241	2%	237	211	12%
DJ Basin	87	91	(4)%	88	68	29%
Powder River Basin	26	25	4%	24	—	NM
Equity investments	124	130	(5)%	152	328	(54)%
Other	34	39	(13)%	39	41	(5)%
Total throughput for crude-oil and NGLs assets	517	526	(2)%	540	648	(17)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,121	1,102	2%	1,124	1,014	11%
Total throughput for produced-water assets	1,121	1,102	2%	1,124	1,014	11%
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

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2023 ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023, and prices during the nine months ended September 30, 2024, ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024. The Waha Hub natural gas price during 2023 ranged from a low of ($3.8400) per MMBtu in January 2023 to a high of $3.2750 per MMBtu in January 2023, and prices during the nine months ended September 30, 2024, ranged from a low of ($6.2250) per MMBtu in August 2024 to a high of $8.2650 per MMBtu in January 2024. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

Impact of inflation and supply-chain disruptions. Although somewhat abated during 2024, the U.S. economy has recently experienced significant inflation relative to historical precedent. Inflation has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, which has increased our operating costs and capital expenditures. Any increases in inflationary pressure could materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Short- and long-term interest rates can be volatile, resulting in immediate changes to interest expense on RCF borrowings and commercial paper borrowings. Any future increases in interest rates likely will result in additional increases in financing costs. As with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our peers face similar interest-rate dynamics.

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

See Note 3—Acquisitions and Divestitures and Note 10—Debt and Interest Expense under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total revenues and other (1)	$883,362	$905,629	$2,676,720	$2,248,268
Equity income, net – related parties	23,977	27,431	84,227	116,839
Total operating expenses (1)	511,940	522,653	1,515,384	1,373,793
Gain (loss) on divestiture and other, net	467	59,342	299,426	(3,668)
Operating income (loss)	395,866	469,749	1,544,989	987,646
Interest expense	(94,149)	(90,522)	(279,177)	(250,606)
Gain (loss) on early extinguishment of debt	—	4,879	5,403	15,378
Other income (expense), net	9,565	4,213	16,124	2,817
Income (loss) before income taxes	311,282	388,319	1,287,339	755,235
Income tax expense (benefit)	15,390	755	17,667	2,980
Net income (loss)	295,892	387,564	1,269,672	752,255
Net income (loss) attributable to noncontrolling interests	7,412	8,916	29,714	18,393
Net income (loss) attributable to Western Midstream Partners, LP (2)	$288,480	$378,648	$1,239,958	$733,862
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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2024” refer to the comparison of the three months ended September 30, 2024, to the three months ended June 30, 2024; and any increases or decreases “for the nine months ended September 30, 2024” refer to the comparison of the nine months ended September 30, 2024, to the nine months ended September 30, 2023.

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	388	438	(11)%	477	407	17%
Processing	4,298	4,209	2%	4,186	3,574	17%
Equity investments (1)	503	508	(1)%	507	458	11%
Total throughput	5,189	5,155	1%	5,170	4,439	16%
Throughput attributable to noncontrolling interests (2)	173	167	4%	172	156	10%
Total throughput attributable to WES for natural-gas assets	5,016	4,988	1%	4,998	4,283	17%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	393	396	(1)%	388	320	21%
Equity investments (1)	124	130	(5)%	152	328	(54)%
Total throughput	517	526	(2)%	540	648	(17)%
Throughput attributable to noncontrolling interests (2)	11	11	—%	11	13	(15)%
Total throughput attributable to WES for crude-oil and NGLs assets	506	515	(2)%	529	635	(17)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,121	1,102	2%	1,124	1,014	11%
Throughput attributable to noncontrolling interests (2)	22	22	—%	22	20	10%
Total throughput attributable to WES for produced-water assets	1,099	1,080	2%	1,102	994	11%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 28 MMcf/d for the three months ended September 30, 2024, primarily due to higher volumes at the Powder River Basin, West Texas, and Chipeta complexes due to increased production in the areas. These increases were offset partially by (i) lower volumes at the DJ Basin complex due to decreased production in the area and scheduled plant maintenance during the third quarter of 2024, (ii) lower volumes at the MIGC system due to certain temporary customer constraints, (iii) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, and (iv) lower volumes at the Springfield gas-gathering system and Mi Vida plant.
Total throughput attributable to WES for natural-gas assets increased by 715 MMcf/d for the nine months ended September 30, 2024, primarily due to (i) higher volumes at the Powder River Basin complex due to the Meritage acquisition, (ii) higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas, (iii) higher volumes at the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline, (iv) higher volumes at the Springfield gas-gathering system due to new third-party production, and (v) higher volumes at the Brasada plant. These increases were offset partially by (i) lower volumes at the Granger complex due to a contract expiration in the fourth quarter of 2023 and (ii) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 9 MBbls/d for the three months ended September 30, 2024, primarily due to (i) lower volumes at the DJ Basin oil system due to production declines in the surrounding areas, (ii) the divestiture of Wamsutter in the third quarter of 2024, and (iii) decreased volumes on the White Cliffs pipeline. These decreases were offset partially by higher volumes at the DBM oil system due to increased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 106 MBbls/d for the nine months ended September 30, 2024, primarily due to the divestiture of Whitethorn LLC, Mont Belvieu JV, and Saddlehorn in the first quarter of 2024. These decreases were offset partially by (i) higher volumes at the DBM and DJ Basin oil systems due to increased production in the area and (ii) higher volumes at the Thunder Creek NGL pipeline, which was acquired as part of the Meritage acquisition.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 19 MBbls/d and 108 MBbls/d for the three and nine months ended September 30, 2024, respectively, due to higher production.

Service Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Service revenues – fee based	$814,319	$793,785	3%	$2,389,366	$2,004,920	19%
Service revenues – product based	49,115	61,466	(20)%	177,321	142,212	25%
Total service revenues	$863,434	$855,251	1%	$2,566,687	$2,147,132	20%

Service revenues – fee based
Service revenues – fee based increased by $20.5 million for the three months ended September 30, 2024, primarily due to (i) $8.4 million at the West Texas complex as a result of increased throughput, partially offset by decreased electricity-related rates billed to customers and deficiency fees, (ii) $5.8 million at the DJ Basin complex as a result of increased electricity-related rates billed to customers, (iii) $3.7 million and $2.3 million at the Powder River Basin complex and DBM oil system, respectively, primarily due to increased throughput, and (iv) $3.1 million at the Chipeta complex primarily due to new and amended contracts effective July 2024. These increases were offset partially by a decrease of $2.0 million at the Springfield system primarily due to decreased throughput.
Service revenues – fee based increased by $384.4 million for the nine months ended September 30, 2024, primarily due to increases of (i) $135.3 million at the West Texas complex, the majority of which is due to increased throughput, and also due to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, (ii) $132.9 million at the Powder River Basin complex attributable to the acquisition of Meritage, (iii) $64.7 million at the DJ Basin complex primarily due to increased throughput, (iv) $64.3 million and $25.2 million at the DBM water and DBM oil systems, respectively, as a result of increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and (v) $4.8 million at the Chipeta complex primarily due to new and amended contracts effective July 2024. These increases were offset partially by decreases of (i) $13.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, (ii) $11.6 million at the Brasada complex due to a change in contract terms effective July 1, 2023, partially offset by increased throughput, (iii) $8.8 million at the Granger complex due to a contract expiration in the fourth quarter of 2023, and (iv) $6.0 million and $3.0 million at the Springfield and DJ Basin oil systems, respectively, primarily due to decreased revenues associated with demand volumes, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2024.

Service revenues – product based
Service revenues – product based decreased by $12.4 million for the three months ended September 30, 2024, primarily due to decreases of (i) $9.1 million at the West Texas complex due to decreased product recoveries and average prices and (ii) $1.5 million at the DJ Basin complex due to decreased volumes sold.
Service revenues – product based increased by $35.1 million for the nine months ended September 30, 2024, primarily due to increases of (i) $24.5 million and $5.2 million at the West Texas and DJ Basin complexes, respectively, due to increased volumes sold, (ii) $3.6 million at the Powder River Basin complex attributable to the acquisition of Meritage, and (iii) $3.1 million at the DBM water systems due to increased skim-oil volumes sold.

Product Sales

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Natural-gas sales	$(4,502)	$8,931	(150)%	$7,623	$26,466	(71)%
NGLs sales	24,175	41,180	(41)%	101,453	73,870	37%
Total Product sales	$19,673	$50,111	(61)%	$109,076	$100,336	9%
Per-unit gross average sales price:
Natural gas (per Mcf)	$(0.63)	$(0.26)	(142)%	$0.36	$1.67	(78)%
NGLs (per Bbl)	26.76	28.06	(5)%	28.55	26.65	7%

Natural-gas sales
Natural-gas sales decreased by $13.4 million for the three months ended September 30, 2024, primarily due to a decrease of $12.3 million at the West Texas complex as a result of decreased average prices and volumes sold.
Natural-gas sales decreased by $18.8 million for the nine months ended September 30, 2024, primarily due to a decrease of $25.3 million at the West Texas complex as a result of decreased average prices, partially offset by increased volumes sold. This decrease was offset partially by increases of (i) $5.2 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $4.4 million at the DJ Basin complex as a result of changes in contract mix during the second quarter of 2023.

NGLs sales
NGLs sales decreased by $17.0 million for the three months ended September 30, 2024, primarily due to decreases of (i) $7.6 million at the West Texas complex due to decreased average prices, (ii) $3.2 million at the Powder River Basin complex primarily due to decreased volumes sold and average prices, (iii) $1.8 million at the Chipeta complex due to a contract change effective during the third quarter of 2024, and (iv) $1.7 million at the DJ Basin complex due to lower volumes sold, partially offset by higher average prices.
NGLs sales increased by $27.6 million for the nine months ended September 30, 2024, primarily due to increases of (i) $18.8 million at the Powder River Basin complex attributable to the acquisition of Meritage, (ii) $9.2 million at the DJ Basin complex due to increased volumes sold, partially offset by decreased average prices, and (iii) $2.1 million at the DBM water systems due to increased skim-oil volumes sold. These increases were offset partially by a decrease of $2.5 million at the Chipeta complex due to a contract change effective during the third quarter of 2024.

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Equity income, net – related parties	$23,977	$27,431	(13)%	$84,227	$116,839	(28)%

Equity income, net – related parties decreased by $3.5 million for the three months ended September 30, 2024, primarily due to a decrease of $3.0 million at TEP.
Equity income, net – related parties decreased by $32.6 million for the nine months ended September 30, 2024, primarily due to decreases of (i) $27.2 million resulting from the sale of several equity investments to third parties in the first quarter of 2024 and (ii) $8.7 million at TEP. These decreases were offset partially by an increase of $3.1 million at Red Bluff. See Note 3—Acquisitions and Divestitures.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Residue purchases	$(3,719)	$85	NM	$5,594	$24,584	(77)%
NGLs purchases	56,604	67,574	(16)%	194,603	151,165	29%
Other	(20,038)	(13,649)	(47)%	(67,261)	(51,954)	(29)%
Cost of product	32,847	54,010	(39)%	132,936	123,795	7%
Operation and maintenance	231,066	223,319	3%	649,324	562,104	16%
Total Cost of product and Operation and maintenance expenses	$263,913	$277,329	(5)%	$782,260	$685,899	14%

Residue purchases
Residue purchases decreased by $3.8 million for the three months ended September 30, 2024, primarily due to lower average prices at the West Texas complex.
Residue purchases decreased by $19.0 million for the nine months ended September 30, 2024, primarily due to decreases of (i) $13.2 million at the West Texas complex due to lower average prices and (ii) $5.3 million at the Granger complex attributable to decreased volumes purchased.

NGLs purchases
NGLs purchases decreased by $11.0 million for the three months ended September 30, 2024, primarily due to decreases of (i) $4.6 million at the DJ Basin complex attributable to decreased volumes purchased, (ii) $2.3 million and $1.5 million at the Chipeta and Powder River Basin complexes, respectively, due to contract changes effective in 2024, and (iii) $1.9 million at the West Texas complex due to decreased product recoveries.
NGLs purchases increased by $43.4 million for the nine months ended September 30, 2024, primarily due to increases of (i) $38.5 million at the West Texas complex primarily attributable to increased volumes purchased and (ii) $2.5 million at the DBM water systems due to increased skim-oil volumes. These increases were offset partially by a decrease of $2.7 million at the Chipeta complex due to a contract change effective during the third quarter of 2024.

Other items
Other items decreased by $6.4 million for the three months ended September 30, 2024, primarily due to changes in imbalance positions at the West Texas complex.
Other items decreased by $15.3 million for the nine months ended September 30, 2024, primarily due to decreases of $31.3 million and $2.2 million at the West Texas and Chipeta complexes, respectively, due to changes in imbalance positions. These decreases were offset partially by increases of (i) $11.4 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $10.7 million at the DJ Basin complex attributable to changes in imbalance positions.

Operation and maintenance expense
Operation and maintenance expense increased by $7.7 million for the three months ended September 30, 2024, primarily due to increases of (i) $4.0 million in mechanical-integrity costs and (ii) $3.2 million in salaries and wages costs.
Operation and maintenance expense increased by $87.2 million for the nine months ended September 30, 2024, primarily due to increases of (i) $27.4 million in salaries and wages costs, (ii) $17.4 million in equipment, materials, maintenance, and repair costs, (iii) $14.3 million in chemical and treating services, (iv) $8.8 million in equipment rental costs, (v) $8.8 million in land-related costs, and (vi) $6.2 million in water-disposal costs.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
General and administrative	$64,726	$62,933	3%	$195,498	$159,572	23%
Property and other taxes	12,635	17,429	(28)%	43,984	39,961	10%
Depreciation and amortization	166,015	163,432	2%	487,438	435,481	12%
Long-lived asset and other impairments	4,651	1,530	NM	6,204	52,880	(88)%
Total other operating expenses	$248,027	$245,324	1%	$733,124	$687,894	7%

General and administrative expenses
General and administrative expenses increased by $35.9 million for the nine months ended September 30, 2024, primarily due to increases of (i) $19.5 million in personnel costs, (ii) $9.5 million in information technology costs, and (iii) $6.4 million in other corporate-related expenses.

Property and other taxes
Property and other taxes decreased by $4.8 million for the three months ended September 30, 2024, primarily due to a lower ad valorem property tax accrual recorded during the third quarter of 2024 related to lower property tax values at the DJ Basin complex.
Property and other taxes increased by $4.0 million for the nine months ended September 30, 2024, primarily due to increases of (i) $2.2 million at the Powder River Basin complex due to the acquisition of Meritage and (ii) $1.3 million due to higher property tax values from expansion in West Texas.

Depreciation and amortization expense
Depreciation and amortization expense increased by $52.0 million for the nine months ended September 30, 2024, primarily due to increases of (i) $48.5 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $15.4 million and $5.5 million at the West Texas complex and DBM water systems, respectively, primarily related to capital projects being placed into service. These increases were offset partially by decreases of (i) $11.4 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2023 and updated salvage values and (ii) $4.5 million due to the sale of the Marcellus Interest systems in the second quarter of 2024.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense for the nine months ended September 30, 2024, was primarily due to a $4.2 million impairment of certain corporate office leases that are no longer being utilized.
Long-lived asset and other impairment expense for the nine months ended September 30, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
For further information on Long-lived asset and other impairment expense, see Note 8—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Long-term and short-term debt	$(93,555)	$(88,850)	5%	$(278,361)	$(249,416)	12%
Finance lease liabilities	(632)	(655)	(4)%	(1,964)	(616)	NM
Commitment fees and amortization of debt-related costs	(3,244)	(3,485)	(7)%	(9,929)	(9,199)	8%
Capitalized interest	3,282	2,468	33%	11,077	8,625	28%
Interest expense	$(94,149)	$(90,522)	4%	$(279,177)	$(250,606)	11%

Interest expense increased by $3.6 million for the three months ended September 30, 2024, primarily due to interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024.
Interest expense increased by $28.6 million for the nine months ended September 30, 2024, primarily due increases of (i) $29.3 million of interest incurred on the 6.350% Senior Notes due 2029 that were issued during the third quarter of 2023, (ii) $12.1 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, (iii) $5.7 million due to borrowings in 2024 on the commercial paper program that was established during the fourth quarter of 2023, and (iv) $5.0 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024. These increases were offset partially by decreases of (i) $12.9 million due to credit-rating related interest-rate changes and lower outstanding balances on certain senior notes due to debt repurchases, (ii) $9.0 million due to no outstanding borrowings under the RCF during 2024, and (iii) $2.5 million due to higher capitalized interest. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Other income (expense), net	$9,565	$4,213	127%	$16,124	$2,817	NM

Other income (expense), net increased by $5.4 million and $13.3 million for the three and nine months ended September 30, 2024, respectively, primarily due to interest income earned resulting from higher cash and cash equivalent balances throughout 2024.

Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Income (loss) before income taxes	$311,282	$388,319	(20)%	$1,287,339	$755,235	70%
Income tax expense (benefit)	15,390	755	NM	17,667	2,980	NM
Effective tax rate	5%	—%		1%	—%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. For the three and nine months ended September 30, 2024, the variance from the federal statutory rate was primarily impacted by a state margin tax rate increase associated with no longer being included in Occidental’s affiliated group tax return beginning in September 2024 due to Occidental’s sale of 19.5 million WES common units in August 2024 and the resulting decrease in WES ownership, inclusive of its ownership in WES Operating.

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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Reconciliation of Gross margin to Adjusted gross margin
Total revenues and other	$883,362	$905,629	$2,676,720	$2,248,268
Less:
Cost of product	32,847	54,010	132,936	123,795
Depreciation and amortization	166,015	163,432	487,438	435,481
Gross margin	684,500	688,187	2,056,346	1,688,992
Add:
Distributions from equity investments	29,344	32,970	110,651	147,612
Depreciation and amortization	166,015	163,432	487,438	435,481
Less:
Reimbursed electricity-related charges recorded as revenues	32,379	28,998	86,072	76,836
Adjusted gross margin attributable to noncontrolling interests (1)	19,986	19,741	59,967	50,783
Adjusted gross margin	$827,494	$835,850	$2,508,396	$2,144,466
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

	Three Months Ended		Nine Months Ended
thousands except per-unit amounts	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Gross margin
Gross margin for natural-gas assets (1)	$511,244	$516,253	$1,539,081	$1,253,437
Gross margin for crude-oil and NGLs assets (1)	97,263	96,786	287,627	265,216
Gross margin for produced-water assets (1)	83,178	82,346	250,565	189,032
Per-Mcf Gross margin for natural-gas assets (2)	1.07	1.10	1.09	1.03
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.05	2.02	1.95	1.50
Per-Bbl Gross margin for produced-water assets (2)	0.81	0.82	0.81	0.68
Adjusted gross margin
Adjusted gross margin for natural-gas assets	$596,459	$601,443	$1,795,065	$1,488,250
Adjusted gross margin for crude-oil and NGLs assets	134,253	138,894	423,416	432,043
Adjusted gross margin for produced-water assets	96,782	95,513	289,915	224,173
Per-Mcf Adjusted gross margin for natural-gas assets (3)	1.29	1.33	1.31	1.27
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (3)	2.88	2.96	2.92	2.49
Per-Bbl Adjusted gross margin for produced-water assets (3)	0.96	0.97	0.96	0.83
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$295,892	$387,564	$1,269,672	$752,255
Add:
Distributions from equity investments	29,344	32,970	110,651	147,612
Non-cash equity-based compensation expense	8,759	10,391	28,573	22,035
Interest expense	94,149	90,522	279,177	250,606
Income tax expense	15,390	755	17,667	2,980
Depreciation and amortization	166,015	163,432	487,438	435,481
Impairments	4,651	1,530	6,204	52,880
Other expense	90	37	239	1,668
Less:
Gain (loss) on divestiture and other, net	467	59,342	299,426	(3,668)
Gain (loss) on early extinguishment of debt	—	4,879	5,403	15,378
Equity income, net – related parties	23,977	27,431	84,227	116,839
Other income	9,565	4,213	16,124	4,114
Adjusted EBITDA attributable to noncontrolling interests (1)	13,411	13,276	41,102	34,886
Adjusted EBITDA	$566,870	$578,060	$1,753,339	$1,497,968
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$551,288	$631,418	$1,582,414	$1,188,034
Interest (income) expense, net	94,149	90,522	279,177	250,606
Accretion and amortization of long-term obligations, net	(2,221)	(2,473)	(6,884)	(5,977)
Current income tax expense (benefit)	1,471	726	3,489	2,026
Other (income) expense, net	(9,565)	(4,213)	(16,124)	(2,817)
Distributions from equity investments in excess of cumulative earnings – related parties	3,257	5,270	27,560	31,715
Changes in assets and liabilities:
Accounts receivable, net	(12,683)	(28,436)	12,595	60,573
Accounts and imbalance payables and accrued liabilities, net	(8,161)	(13,338)	78,884	87,040
Other items, net	(37,254)	(88,140)	(166,670)	(78,346)
Adjusted EBITDA attributable to noncontrolling interests (1)	(13,411)	(13,276)	(41,102)	(34,886)
Adjusted EBITDA	$566,870	$578,060	$1,753,339	$1,497,968
Cash flow information
Net cash provided by operating activities	$551,288	$631,418	$1,582,414	$1,188,034
Net cash provided by (used in) investing activities	(190,701)	(14,995)	191,153	(538,584)
Net cash provided by (used in) financing activities	420,031	(567,550)	(921,617)	(446,612)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Reconciliation of Net cash provided by operating activities to Free cash flow
Net cash provided by operating activities	$551,288	$631,418	$1,582,414	$1,188,034
Less:
Capital expenditures	189,434	211,864	595,087	536,427
Contributions to equity investments – related parties	—	—	—	1,153
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	3,257	5,270	27,560	31,715
Free cash flow	$365,111	$424,824	$1,014,887	$682,169
Cash flow information
Net cash provided by operating activities	$551,288	$631,418	$1,582,414	$1,188,034
Net cash provided by (used in) investing activities	(190,701)	(14,995)	191,153	(538,584)
Net cash provided by (used in) financing activities	420,031	(567,550)	(921,617)	(446,612)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Residue purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin decreased by $3.7 million for the three months ended September 30, 2024, primarily due to (i) a $22.3 million decrease in total revenues and other and (ii) a $2.6 million increase in depreciation and amortization. These amounts were offset partially by a $21.2 million decrease in cost of product.
Gross margin increased by $367.4 million for the nine months ended September 30, 2024, primarily due to a $428.5 million increase in total revenues and other. This increase was offset partially by (i) a $52.0 million increase in depreciation and amortization and (ii) a $9.1 million increase in cost of product.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $91.7 million for the three months ended September 30, 2024, primarily due to (i) a $58.9 million decrease in gain (loss) on divestiture and other, net, (ii) a $22.3 million decrease in total revenues and other, and (iii) a $14.6 million increase in income tax expense. These amounts were offset partially by a $10.7 million decrease in total operating expenses.
Net income (loss) increased by $517.4 million for the nine months ended September 30, 2024, primarily due to (i) a $428.5 million increase in total revenues and other and (ii) a $303.1 million increase in gain (loss) on divestiture and other, net. These amounts were offset partially by (i) a $141.6 million increase in total operating expenses, (ii) a $32.6 million decrease in equity income, net – related parties, and (iii) a $28.6 million increase in interest expense.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2024	June 30, 2024	Inc/ (Dec)	September 30, 2024	September 30, 2023	Inc/ (Dec)
Adjusted gross margin	$827,494	$835,850	(1)%	$2,508,396	$2,144,466	17%
Per-Mcf Adjusted gross margin for natural-gas assets (1)	1.29	1.33	(3)%	1.31	1.27	3%
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets (1)	2.88	2.96	(3)%	2.92	2.49	17%
Per-Bbl Adjusted gross margin for produced-water assets (1)	0.96	0.97	(1)%	0.96	0.83	16%
Adjusted EBITDA	566,870	578,060	(2)%	1,753,339	1,497,968	17%
Free cash flow	365,111	424,824	(14)%	1,014,887	682,169	49%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted gross margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted gross margin. Adjusted gross margin decreased by $8.4 million for the three months ended September 30, 2024, primarily due to (i) lower average prices and decreased product recoveries, partially offset by increased throughput at the West Texas complex, and (ii) a decrease in distributions from FRP. These decreases were offset partially by increased throughput at the DBM oil system.
Adjusted gross margin increased by $363.9 million for the nine months ended September 30, 2024, primarily due to (i) increased throughput at the Powder River Basin complex attributable to the acquisition of Meritage, (ii) increased throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, at the West Texas complex, DBM water systems, and DBM oil system, and (iii) increased throughput at the DJ Basin complex. These increases were offset partially by (i) decreased distributions from TEP, (ii) the sale of our interests in the Mont Belvieu JV, Marcellus Interest systems, and Saddlehorn during 2024, and (iii) decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023, partially offset by increased throughput.
Per-Mcf Adjusted gross margin for natural-gas assets decreased by $0.04 for the three months ended September 30, 2024, primarily due to (i) decreased product recoveries and average prices, partially offset by increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, and (ii) increased throughput at the Powder River Basin complex, which has a lower-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.04 for the nine months ended September 30, 2024, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, and (ii) increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets decreased by $0.08 for the three months ended September 30, 2024, primarily due to decreased distributions at FRP and TEP, partially offset by increased throughput at the DBM oil system, which has a higher-than-average per-Mcf margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.43 for the nine months ended September 30, 2024, primarily due to (i) the sale of our interests in the Mont Belvieu JV, Saddlehorn, and Whitethorn LLC in the first quarter of 2024, all of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets, and (ii) increased throughput at the DBM oil system, which has a higher-than-average per-Mcf margin as compared to our other crude-oil and NGLs assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024. These increases were offset partially by (i) decreased distributions at TEP and (ii) decreased revenues associated with demand volumes at the DJ Basin oil system.
Per-Bbl Adjusted gross margin for produced-water assets increased by $0.13 for the nine months ended September 30, 2024, primarily due to higher throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024.

Adjusted EBITDA. Adjusted EBITDA decreased by $11.2 million for the three months ended September 30, 2024, primarily due to (i) a $22.3 million decrease in total revenues and other, (ii) a $7.7 million increase in operation and maintenance expenses, (iii) a $3.6 million decrease in distributions from equity investments, and (iv) a $3.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense. These amounts were offset partially by (i) a $21.2 million decrease in cost of product (net of lower of cost or market inventory adjustments) and (ii) a $4.8 million decrease in property and other taxes.
Adjusted EBITDA increased by $255.4 million for the nine months ended September 30, 2024, primarily due to a $428.5 million increase in total revenues and other. This was offset partially by (i) an $87.2 million increase in operation and maintenance expenses, (ii) a $37.0 million decrease in distributions from equity investments, (iii) a $29.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iv) a $9.3 million increase in cost of product (net of lower of cost or market inventory adjustments), and (v) a $4.0 million increase in property and other taxes.

Free cash flow. Free cash flow decreased by $59.7 million for the three months ended September 30, 2024, primarily due to (i) an $80.1 million decrease in net cash provided by operating activities and (ii) a $2.0 million decrease in distributions from equity investments in excess of cumulative earnings. These decreases were offset partially by a $22.4 million decrease in capital expenditures.
Free cash flow increased by $332.7 million for the nine months ended September 30, 2024, primarily due to a $394.4 million increase in net cash provided by operating activities, partially offset by (i) a $58.7 million increase in capital expenditures and (ii) a $4.2 million decrease in distributions from equity investments in excess of cumulative earnings.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, and capital expenditures. Our sources of liquidity, as of September 30, 2024, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the third quarter of 2024 of $0.875 per unit, or $340.9 million in the aggregate. The cash distribution is payable on November 14, 2024, to our unitholders of record at the close of business on November 1, 2024.
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
In 2022, we announced a common-unit buyback program of up to $1.25 billion through December 31, 2024. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to purchase any specific dollar amount or number of units and may be suspended or discontinued at any time. During the nine months ended September 30, 2024, there were no common units repurchased. As of September 30, 2024, we had an authorized amount of $627.8 million remaining under the program.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2024, we had a $186.5 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of September 30, 2024, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 9—Selected Components of Working Capital and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2024	2023
Acquisitions	$443	$—
Capital expenditures (1)	595,087	536,427
Capital incurred (1)	623,985	566,224
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2024 and 2023, included $11.1 million and $8.6 million, respectively, of capitalized interest.

Capital expenditures increased by $58.7 million for the nine months ended September 30, 2024, primarily due to increases of (i) $71.0 million at the West Texas complex, primarily attributable to engineering, equipment, and construction milestone payments for the North Loving Plant, (ii) $25.3 million at the Powder River Basin complex primarily attributable to the acquisition of Meritage, (iii) $8.9 million in corporate-level capital expenditures primarily related to information technology initiatives, (iv) $8.2 million at the DJ Basin complex due to the purchase of a field office in the first quarter of 2024 and an increase in well connection and pipeline projects, and (v) $7.5 million at the Chipeta complex primarily related to expansion projects. These increases were offset partially by decreases of (i) $41.8 million at the DBM oil system related to a decrease in pipeline, oil treating, and oil pumping projects and (ii) $18.5 million at the DBM water systems due to reduced construction of certain water-disposal wells, facilities, and well-connect projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2024	2023
Net cash provided by (used in):
Operating activities	$1,582,414	$1,188,034
Investing activities	191,153	(538,584)
Financing activities	(921,617)	(446,612)
Net increase (decrease) in cash and cash equivalents	$851,950	$202,838

Operating activities. Net cash provided by operating activities increased for the nine months ended September 30, 2024, primarily due to higher cash operating income, partially offset by lower distributions from equity investments and higher interest expense. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2024, primarily included the following:
•$582.7 million of proceeds related to the sale of several equity investments to third parties;

•$206.2 million of proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party;

•$27.6 million of distributions received from equity investments in excess of cumulative earnings;

•$595.1 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM oil system, Powder River Basin complex, DBM water systems, DJ Basin complex, and Chipeta complex; and

•$33.1 million of increases to materials and supplies inventory.

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

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2024, primarily included the following:
•$925.9 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$610.3 million of net repayments under the commercial paper program;

•$143.9 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases; and

•$790.4 million of net proceeds from the 5.450% Senior Notes due 2034 issued in August 2024, which will be used to repay a portion of the maturing 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 and for general partnership purposes, including the funding of capital expenditures.

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

Debt and credit facilities. As of September 30, 2024, the carrying value of outstanding debt was $7.9 billion, and we have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the nine months ended September 30, 2024, WES Operating (i) completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034, (ii) purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations, and (iii) entered into an amendment to the RCF to exercise an option to extend the maturity date of the RCF from April 2028 to April 2029, for each extending lender. As of September 30, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (loss) attributable to WES	$288,480	$378,648	$1,239,958	$733,862
Limited partner interest in WES Operating not held by WES (1)	5,903	7,747	25,350	15,016
General and administrative expenses (2)	709	932	2,001	1,927
Other income (expense), net	(67)	(68)	(194)	(214)
Net income (loss) attributable to WES Operating	$295,025	$387,259	$1,267,115	$750,591
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2024	2023
WES net cash provided by operating activities	$1,582,414	$1,188,034
General and administrative expenses (1)	2,001	1,927
Non-cash equity-based compensation expense	(435)	(434)
Changes in working capital	(26,530)	(15,223)
Other income (expense), net	(194)	(214)
WES Operating net cash provided by operating activities	$1,557,256	$1,174,090

WES net cash provided by (used in) financing activities	$(921,617)	$(446,612)
Distributions to WES unitholders (2)	905,155	754,998
Distributions to WES from WES Operating (3)	(906,294)	(894,510)
Increase (decrease) in outstanding checks	37	(3)
Unit repurchases	—	134,602
Other	23,974	14,371
WES Operating net cash provided by (used in) financing activities	$(898,745)	$(437,154)
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
For the nine months ended September 30, 2024, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee increased its target range four times for the federal funds rate in 2023 and decreased its target range once during the nine months ended September 30, 2024. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of September 30, 2024, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at September 30, 2024, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 4, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the third quarter of 2024:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2024	—	$—	—	$627,807,310
August 1-31, 2024	—	—	—	627,807,310
September 1-30, 2024	—	—	—	627,807,310
Total	—	—	—
______________________________________________________________________________________
(1)In 2022, the Board authorized WES to buy back up to $1.25 billion of our common units through December 31, 2024. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended September 30, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

	4.	27
Form of 5.450% Senior Notes due 2034 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on August 20, 2024, File No. 001-34046).

	4.	28
Fourteenth Supplemental Indenture, dated as of August 20, 2024, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on August 20, 2024, File No. 001-34046).

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

WESTERN MIDSTREAM PARTNERS, LP

November 6, 2024
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 6, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 6, 2024
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 6, 2024
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)