Form 10-K
period 2024-12-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2025-02-26
CIK 1423902, 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant on June 30, 2024, based on the closing price as reported on the New York Stock Exchange.

Western Midstream Partners, LP	$7.7 billion
Western Midstream Operating, LP	None
Common units outstanding as of February 21, 2025:

Western Midstream Partners, LP	381,321,137
Western Midstream Operating, LP	None
DOCUMENTS INCORPORATED BY REFERENCE
None

	Auditor Name	Auditor Location	Auditor Firm ID
Western Midstream Partners, LP	KPMG LLP	Houston, Texas	185
Western Midstream Operating, LP	KPMG LLP	Houston, Texas	185

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

Chipeta	Chipeta Processing, LLC, in which we are the managing member and own a 75% interest.
Chipeta LLC agreement	Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009.
Condensate	A natural-gas liquid with a low vapor pressure compared to drip condensate, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
DBM water systems	Produced-water gathering and disposal systems in West Texas.
Delivery point	The point where hydrocarbons are delivered by a processor or transporter to a producer, shipper, or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.
DJ Basin complex	The Platte Valley, Fort Lupton, Wattenberg, Lancaster, and Latham processing plants, and the Wattenberg gathering system.
EBITDA	Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K.
Equity-investment throughput	Our share of average throughput from investments accounted for under the equity method of accounting.
Exchange Act	The Securities Exchange Act of 1934, as amended.
Floating-Rate Senior Notes due 2023	WES Operating’s floating-rate Senior Notes due 2023, which were fully repaid in January 2023.
FERC	The Federal Energy Regulatory Commission.
FRP	Front Range Pipeline LLC, in which we own a 33.33% interest.
GAAP	Generally accepted accounting principles in the United States.
General partner	Western Midstream Holdings, LLC, the general partner of the Partnership.
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

Natural-gas liquid(s) or NGL(s)	The combination of ethane, propane, normal butane, isobutane, and natural gasolines that, when removed from natural gas, become liquid under various levels of pressure and temperature.
NYSE	New York Stock Exchange.

Defined Term	Definition
Occidental	Occidental Petroleum Corporation and, as the context requires, its subsidiaries, excluding our general partner.
Occidental Merger	Occidental’s acquisition by merger of Anadarko pursuant to the Occidental Merger Agreement, which closed on August 8, 2019.
OTTCO	Overland Trail Transmission, LLC.
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
$1.25 billion Purchase Program
The $1.25 billion buyback program that ended December 31, 2024. The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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
WES’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2024 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).
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
Our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Partner Code of Conduct, and the charters of the Audit Committee, the Special Committee, the Sustainability Committee, and the Compensation Committee of our Board are available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s secretary at our principal executive office. Our principal executive office is located at 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, TX 77380. Our telephone number is 346-786-5000.

ASSETS AND AREAS OF OPERATION

As of December 31, 2024, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	42	3	—
Natural-gas processing plants/trains	26	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

These assets and investments are located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2024:

Area	Asset Type	Miles of Pipeline (1)	Compression (1) (2)		Processing or Treating Capacity (MMcf/d) (1)	Processing, Treating, or Disposal Capacity (MBbls/d) (1)	Average Throughput for Natural-Gas Assets (MMcf/d) (3)	Average Throughput for Crude-Oil and NGLs Assets (MBbls/d) (3)	Average Throughput for Produced-Water Assets (MBbls/d) (3)

			Horsepower	% Electric Driven
Texas / New Mexico	Gathering, Processing, Treating, and Disposal	4,410	1,004,691	32%	2,370	2,540	2,322	267	1,147
	Transportation	1,272	—	—	—	—	387	122	—
Rocky Mountains	Gathering, Processing, and Treating	7,126	689,422	41%	3,160	232	2,370	92	—
	Transportation	1,563	—	—	—	—	109	60	—
North-central Pennsylvania	Gathering (4)	—	—	—	—	—	38	—	—
Total		14,371	1,694,113	35%	5,530	2,772	5,226	541	1,147
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
(4)We closed on the sale of our 33.75% interest in the Marcellus Interest systems during 2024. See Acquisitions and Divestitures within these Items 1 and 2 for additional information.

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. See Part II, Item 8 of this Form 10-K for disclosure of revenues and operating income (loss) for the years ended December 31, 2024, 2023, and 2022, and total assets for the years ended December 31, 2024 and 2023.

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

STRATEGY

Our mission is to improve lives through safe, sustainable, and efficient energy delivery. Our primary business objective is to create long-term value for our unitholders through continued delivery of profitable operations and increasing returns of capital to stakeholders over time. Our foundational principles of operational excellence, superior customer service, and sustainable operations influence our decision making and long-term strategy. In support of our mission and to accomplish our primary business objective, we intend to execute the following strategy:

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

•Enhancing our growth through systematic acquisition activity. We intend to continue to be opportunistic in our approach to adding assets, business lines, and geographies that fit with our mission and competencies in a methodical and systematic manner. The purpose of this activity, when combined with organic growth, is to maintain our return of capital levels and drive sustainable, long-term distribution growth.

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

•Commodity-price and volumetric-risk mitigation. We believe a substantial majority of our cash flows are protected from direct exposure to commodity-price volatility, as 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts for the year ended December 31, 2024. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facility and skim oil that is recovered during the produced-water gathering and disposal process. In addition, we mitigate volumetric risk through minimum-volume commitments and cost-of-service contract structures. For the year ended December 31, 2024, we had approximately 2.8 Bcf/d for our natural-gas assets (excluding equity investments), approximately 495 MBbls/d for our crude-oil and NGLs assets (excluding equity investments), and approximately 965 MBbls/d for our produced-water assets that were supported by either minimum-volume commitments with associated deficiency payments or cost-of-service commitments.

•Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-dated debt maturity profile, long-term relationships, and reasonable access to capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital-market cycles. As of December 31, 2024, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.

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
As of December 31, 2024, Occidental held (i) 165,681,578 of our common units, representing a 42.5% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH, which is reflected as a noncontrolling interest within our consolidated financial statements. As of December 31, 2024, Occidental held 43.5% of our outstanding common units.
For the year ended December 31, 2024, 60% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 91% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
We have some marketing agreements with affiliates of Occidental; however, on January 1, 2021, we began marketing and selling substantially all our crude oil and residue gas, and a majority of our NGLs, directly to third parties.
Pursuant to the Services Agreement entered into on December 31, 2019, Occidental performed certain centralized corporate functions for the Partnership and WES Operating. Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.
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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2024.

GATHERING, PROCESSING, TREATING, AND DISPOSAL

Overview - Texas and New Mexico

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating / Disposal Capacity (MBbls/d)	Compression Horsepower (2)	Gathering Systems	Pipeline Miles (3)
West Texas / New Mexico	West Texas complex (4)	Gathering, Processing, & Treating	17	1,940	60	712,974	3	1,974
West Texas	DBM oil system (5)	Gathering & Treating	19	—	355	15,348	1	693
West Texas	DBM water systems	Gathering & Disposal	—	—	2,035	108,535	5	830
West Texas	Mi Vida (6)	Processing	1	200	—	20,000	—	—
South Texas	Brasada complex	Gathering, Processing, & Treating	3	230	15	29,400	1	58
South Texas	Springfield system (7)	Gathering & Treating	3	—	75	118,434	2	855
Total			43	2,370	2,540	1,004,691	12	4,410
_________________________________________________________________________________________
(1)Includes 215 MMcf/d of bypass capacity at the West Texas complex.
(2)Includes owned and leased compressors and compression horsepower. Includes horsepower associated with liquid pump stations.
(3)Includes 19 miles of transportation related to the residue lines (regulated by FERC) at the West Texas complex and 15 miles of transportation related to a crude-oil pipeline at the DBM oil system.
(4)The West Texas complex includes the DBM complex, DBJV and Haley systems, and the Ranch Westex processing plant.
(5)The DBM oil system includes three central production facilities, two regional oil treating facilities, and three combined oil transfer/treating facilities.
(6)We own a 50% interest in Mi Vida, which owns a processing plant operated by a third party.
(7)We own a 50.1% interest in the Springfield system and serve as the operator.

West Texas and New Mexico

West Texas gathering, processing, and treating complex

During the year ended December 31, 2024, the Mentone Train III processing plant was completed, adding 300 MMcf/d of processing capacity to the complex. We also brought additional compressors online, adding approximately 76,000 compression horsepower to the complex.

•Customers. For the year ended December 31, 2024, Occidental’s production represented 43% of the West Texas complex throughput, and the two largest third-party customers provided 28% of the throughput.

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

•North Loving Plant. We are currently constructing a new cryogenic processing plant in the North Loving area of our West Texas complex. The North Loving Plant will have a capacity of 250 MMcf/d and is expected to be completed in the first quarter of 2025. Upon completion, the West Texas complex will have a total processing capacity of 2,190 MMcf/d.

DBM oil-gathering system, treating facilities, and storage

During the year ended December 31, 2024, we brought three oil-treating facilities online, adding a total of 45 MBbls/d of treating capacity to the system. We also brought additional compressors online, adding approximately 3,000 compression horsepower to the system.

•Customers. As of December 31, 2024, DBM oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2024, Occidental’s production represented 99% of the total DBM oil system throughput and is subject to the Texas Railroad Commission tariff.

•Supply. The DBM oil system is supplied from production from the Delaware Basin portion of the Permian Basin.

•Delivery points. Crude oil treated at the DBM oil system is delivered into Plains All American Pipeline.

DBM produced-water disposal systems

During the year ended December 31, 2024, we brought several produced-water disposal wells online, adding a total of 210 MBbls/d of disposal capacity to the systems. We also brought additional pumps online, adding approximately 13,000 horsepower to the systems.

•Customers. As of December 31, 2024, DBM water systems throughput was from Occidental and numerous third-party producers, with Occidental’s production representing 78% of the throughput.

•Supply. Supply of produced water for the systems comes from crude-oil production from the Delaware Basin portion of the Permian Basin.

•Disposal. The DBM water systems gather and dispose of produced water via subsurface injection or offload to third-party service providers. The systems’ injection wells are located in Loving, Reeves, and Ward Counties in Texas.

•In January 2025, we sanctioned the construction of (i) a 42-mile, 30-inch pipeline with the capacity to transport over 800 MBbls/day of produced water to additional disposal facilities in eastern Loving County within the Delaware Basin, (ii) several regional produced-water gathering facilities and export terminals with total incremental capacity of approximately 280 MBbls/d, and (iii) nine incremental produced-water disposal facilities located in eastern Loving County with effective disposal capacity of approximately 220 MBbls/d. Construction is expected to be completed by the first quarter of 2027.

Mi Vida processing plant

•Customers. As of December 31, 2024, Mi Vida plant throughput was from Occidental and one third-party customer.

•Supply and delivery points. The Mi Vida plant receives volumes from the West Texas complex and ET’s gathering system. Residue gas from the Mi Vida plant is delivered to the Oasis pipeline or Transwestern pipeline. NGLs production is delivered to the Lone Star pipeline.

•During the fourth quarter of 2024, we executed agreements to realign the commercial structure of Mi Vida, which will provide us with 100 MMcf/d of dedicated natural-gas processing capacity in the Delaware Basin beginning in mid-2025.

South Texas

Medina
Uvalde
Bexar
Atascosa
Zavala
Frio
TEXAS
Karnes
Brasada
Dimmit
La Salle
McMullen
Live Oak
Bee
Springfield
Webb
Duval
Jim Wells
Gas-Gathering System
Oil-Gathering System
Processing/Treating

Brasada gathering, stabilization, treating, and processing complex

•Customers. For the year ended December 31, 2024, Brasada complex throughput was from two third-party customers.

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

Springfield gathering system, stabilization facility, and storage

•Customers. For the year ended December 31, 2024, Springfield system throughput was from multiple third-party customers.

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

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d) (1)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (2)
Colorado	DJ Basin complex (3)	Gathering, Processing, & Treating	17	1,750	70	354,444	2	1,742
Colorado	DJ Basin oil system	Gathering & Treating	6	—	155	6,545	1	470
Utah	Chipeta (4)	Processing	3	790	—	76,125	—	2
Total			26	2,540	225	437,114	3	2,214
_________________________________________________________________________________________
(1)Includes 200 MMcf/d of bypass capacity at the DJ Basin complex.
(2)Includes 12 miles of transportation related to a crude-oil pipeline at the DJ Basin oil system.
(3)The DJ Basin complex includes the Platte Valley, Fort Lupton, Wattenberg, Lancaster, and Latham processing plants, and the Wattenberg gathering system.
(4)We are the managing member and own a 75% interest in Chipeta, which owns the Chipeta processing complex.

Colorado

COLORADO
Larimer
Weld
Boulder
Adams
Jefferson
DJ Basin Complex
DJ Basin Oil System
Transportation Pipelines
Oil-Gathering System
COSF
Gas-Gathering System
Gas-Processing Plant

DJ Basin gathering, treating, and processing complex

•Customers. For the year ended December 31, 2024, Occidental’s production represented 54% of the DJ Basin complex throughput, and the two largest third-party customers provided 32% of the throughput.

•Supply. The DJ Basin complex is supplied primarily by the Wattenberg field.

•Delivery points. As of December 31, 2024, the DJ Basin complex had various delivery-point interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system for gas not processed within the DJ Basin complex. The DJ Basin complex is connected to the Colorado Interstate Gas Company LLC’s pipeline (“CIG pipeline”), Tallgrass Energy’s Cheyenne Connector pipeline, and Xcel Energy’s residue pipelines for natural-gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline, FRP’s pipeline, and DCP’s Wattenberg NGL pipeline for NGLs takeaway. In addition, the NGLs fractionators and associated truck-loading facility at the Platte Valley and Wattenberg plants provides access to local NGLs markets.

DJ Basin oil-gathering system, stabilization facility, and storage

•Customers. As of December 31, 2024, DJ Basin oil system throughput was from Occidental and one third-party producer. For the year ended December 31, 2024, Occidental’s production represented 99% of the total DJ Basin oil system throughput.

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

Utah

Daggett
Summit
Moffat
Chipeta
Duchesne
Uintah
Wasatch
Rio
Blanco
Utah
Carbon
UTAH
Emery
Grand
Processing/Treating

Chipeta processing complex

•Customers. For the year ended December 31, 2024, Chipeta complex throughput was from numerous third-party customers, with the four largest customers providing 88% of the throughput.

•Supply. Chipeta’s inlet is connected to Caerus Uinta LLC’s gathering system, the MountainWest Pipeline, LLC system (“MountainWest Pipeline”), and Three Rivers Gathering, LLC’s system, which is owned by MPLX LP (“MPLX”).

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

•Expansion activity. In July 2024, additional compression installation was completed at the Chipeta complex, enabling the complex to receive up to 100 MMcf/d of incremental inlet gas via MountainWest Pipeline. We are in the process of installing new interconnect facilities at the Chipeta complex inlet, which will accommodate up to 150 MMcf/d of incremental gas and associated liquids via Kinder Morgan’s newly constructed Altamont Green River Pipeline, which is expected to be in service mid-2025.

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating Capacity (MBbls/d)	Compression Horsepower	Gathering Systems	Pipeline Miles (1)
Northeast Wyoming	Powder River Basin complex (2)	Gathering, Processing, & Treating	6	620	7	201,426	2	2,767
Southwest Wyoming	Granger complex	Gathering	—	—	—	21,673	1	771
Southwest Wyoming	Red Desert complex	Gathering	—	—	—	20,809	1	1,088
Southwest Wyoming	Rendezvous (3)	Gathering	—	—	—	8,400	1	286
Total			6	620	7	252,308	5	4,912
_________________________________________________________________________________________
(1)Includes 120 miles of transportation related to a FERC-regulated NGLs pipeline at the Powder River Basin complex.
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
Gas-Gathering System
Gas-Processing Plant

Northeast Wyoming

Powder River Basin gathering, processing, and treating complex

The Powder River Basin complex includes the assets acquired with the closing of the Meritage acquisition in October 2023, in addition to our legacy Hilight system. See Acquisitions and Divestitures within these Items 1 and 2. During the year ended December 31, 2024, we brought additional compressors online, adding approximately 5,000 compression horsepower to the complex.

•Customers. For the year ended December 31, 2024, the three largest third-party customers provided 67% of the throughput and Occidental’s production represented 4% of the Powder River Basin complex throughput.

•Supply. The Powder River Basin complex serves the gas-gathering needs of several conventional and unconventional producing fields in Converse, Campbell, Johnson, and Natrona Counties, Wyoming.

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

•Customers. For the year ended December 31, 2024, Granger complex throughput was from numerous third-party customers, with the three largest customers providing 81% of the throughput.

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

Red Desert gathering system

•Customers. For the year ended December 31, 2024, Red Desert complex throughput was from numerous third-party customers, with the three largest customers providing 59% of the throughput.

•Supply and delivery points. The Red Desert complex gathers and compresses natural gas produced from the eastern portion of the Greater Green River Basin and delivers to a third party for processing.

Rendezvous gathering system

•Customers. For the year ended December 31, 2024, Rendezvous system throughput primarily was from two shippers that have dedicated acreage to the system.

•Supply and delivery points. The Rendezvous system provides high-pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to MPLX’s Blacks Fork gas-processing plant, which connects to the MountainWest Pipeline, NWPL, and the Kern River pipeline via the Rendezvous pipeline.

TRANSPORTATION

MIGC
OTTCO
Wyoming
South Dakota
Minnesota
Iowa
Nebraska
Utah
GNB Pipeline
Colorado
White Cliffs Pipelines
(10% Interest)
Kansas
Front Range Pipeline
(33.3% Interest)
Oklahoma
Texas Express Gathering
(20% Interest)
New Mexico
Arizona
Texas Express Pipeline
(20% Interest)
Red Bluff Express
(30% Interest)
Texas
Natural Gas
Crude Oil
NGLs

Location	Asset	Type	Ownership Interest	Pipeline Miles
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil & NGLs	10.00%	1,066
Utah	GNB NGL (1)	NGLs	100.00%	33
Northeast Wyoming	MIGC (1)	Gas	100.00%	243
Southwest Wyoming	OTTCO	Gas	100.00%	221
Colorado, Oklahoma, Texas	FRP (1) (2)	NGLs	33.33%	435
Texas	TEG (2)	NGLs	20.00%	138
Texas	TEP (1) (2)	NGLs	20.00%	579
Texas	Red Bluff Express (1) (2)	Gas	30.00%	120
Total				2,835
_________________________________________________________________________________________
(1)Regulated by FERC.
(2)Operated by a third party.

Rocky Mountains - Colorado

White Cliffs pipeline. The White Cliffs dual pipeline system had multiple committed shippers, including Occidental, as of December 31, 2024. Other parties may also ship on the White Cliffs pipeline at FERC-based rates. The pipeline provides crude-oil and NGLs takeaway capacity from Platteville, Colorado, to ET’s storage facility in Cushing, Oklahoma, which ultimately delivers to Gulf Coast and mid-continent refineries. It is supplied by production from the DJ Basin. At the point of origin, there is a storage facility adjacent to a truck-unloading facility.

Rocky Mountains - Utah

GNB NGL pipeline. There were three primary shippers on the GNB NGL pipeline as of December 31, 2024. The GNB NGL pipeline provides capacity at the posted FERC-based rates and has the ability to receive NGLs from Chipeta’s gas-processing facility and MPLX’s Stagecoach/Iron Horse gas-processing complex. The GNB NGL pipeline delivers NGLs to the MAPL pipeline, which provides transportation through the Seminole pipeline and TEP’s pipeline, and ultimately to NGLs fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Wyoming

MIGC transportation system. For the year ended December 31, 2024, throughput on the MIGC system was from numerous third-party customers, with the three largest customers providing 83% of the system throughput. All parties on the MIGC system ship pursuant to a tariff on file with FERC. The system receives gas from the Hilight system, EOG’s Jewell plant, and from WBI Energy Transmission, Inc. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which has access to interstate pipelines including the CIG pipeline, Tallgrass Interstate Gas Transmission pipeline, and WIC pipeline. Volumes can also be delivered to Black Hills Corporation’s Cheyenne Light Fuel & Power and several industrial users.

OTTCO transportation system. For the year ended December 31, 2024, throughput on the OTTCO transportation system was from three third-party shippers. Revenues on the system are generated from contracts that contain minimum-volume commitments and volumetric fees paid by shippers under firm and interruptible gas-transportation agreements. Supply points include the Granger complex, and ExxonMobil Corporation’s Shute Creek plant, which are supplied by the eastern portion of the Greater Green River Basin, the Moxa Arch, and the Jonah and Pinedale Anticline fields. Primary delivery points include two third-party industrial facilities.

Texas

Front Range Pipeline. FRP provides NGLs takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld and Adams Counties, Colorado (including the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. As of December 31, 2024, the pipeline had multiple committed shippers, including Occidental. FRP provides capacity to other shippers at the posted FERC tariff rate.

Texas Express Gathering. TEG consists of two NGLs gathering systems that provide plants in North Texas and the Texas panhandle with access to NGLs takeaway capacity on TEP. TEG had one committed shipper as of December 31, 2024.

Texas Express Pipeline. TEP delivers to Enterprise’s NGLs fractionation and storage facility in Mont Belvieu, Texas. TEP is supplied with NGLs from other pipelines or systems including FRP, the MAPL pipeline, and TEG. As of December 31, 2024, the pipeline had multiple committed shippers, including Occidental. TEP provides capacity to other shippers at the posted FERC tariff rates.

Red Bluff Express pipeline. As of December 31, 2024, the Red Bluff Express pipeline had multiple committed shippers, including Occidental. The pipeline also provides capacity to other shippers at the posted FERC-based rates. In December 2020, WES entered into a five-year transportation contract, which became effective on January 1, 2021, with a volume commitment on the Red Bluff Express pipeline. The pipeline is supplied by production from our West Texas complex and other third-party plants. The Red Bluff Express pipeline transports natural gas from Reeves and Loving Counties, Texas, to the WAHA hub in Pecos County, Texas.

COMPETITION

The midstream services business is extremely competitive, and our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition is primarily based on reputation, commercial terms, operational reliability, service levels, location, available capacity, capital expenditures, and fuel efficiencies. Competition levels vary in our geographic areas of operation and is greatest in areas experiencing heightened producer activity and during periods of high commodity prices. Notwithstanding, Occidental and third-party producers provide certain dedications and/or minimum-volume commitments in our significant areas of operation. We believe that our assets located outside of dedicated areas, whether in or out of the aforementioned significant areas of operation, are geographically well-positioned to retain and attract both Occidental and third-party volumes.
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
The following is an example of proposed and/or final pipeline safety and maintenance regulations or other regulatory initiatives that could have a potentially material impact on our business:

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

Interstate Liquids-Pipeline Regulation
Regulation of interstate liquids-pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL and Thunder Creek NGL pipelines provide interstate service as a FERC-regulated common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. We also own interests in FRP, TEP, and White Cliffs, each of which provides interstate services as a FERC-regulated common carrier under the same statues and regulations. FERC regulation requires that interstate liquid-pipeline rates, including rates for transportation of NGLs and crude oil, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGLs and crude-oil pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease rates in accordance with an index adjustment specified by FERC. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, FERC established the index level for the five-year period commencing on July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer-price index for finished goods (“PPI-FG”) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022, through June 30, 2026. FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. Following a decision of the appellate court issued on July 26, 2024, FERC reinstated the previous index level of PPI-FG plus 0.78% on a prospective basis. An indexed rate is subject to challenge if the increase is substantially in excess of changes in the pipeline’s operating costs. Under FERC’s regulations, an NGLs or crude-oil pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A pipeline also can support a rate by showing that it has been agreed to by all shippers or by obtaining advance approval to charge market-based rates. The White Cliffs pipeline has been granted market-based rate authority by the FERC.
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
Our natural-gas gathering operations are subject to ratable-take and common-purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. The states in which we operate have adopted a complaint-based regulation of natural-gas gathering activities, which allows natural-gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil, and criminal remedies. To date, there has been no adverse effect on our systems resulting from these regulations.
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
These federal and state laws and their implementing regulations generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals, or other releases, to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective-action obligations or the incurrence of capital expenditures; the occurrence of delays or cancellations in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, there exist environmental laws that provide for citizen suits, which allow individuals and environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. See the following Risk Factors under Part I, Item 1A of this Form 10-K for further discussion on environmental matters such as ozone standards, climate change, including methane or other GHG emissions, hydraulic fracturing, and other regulatory initiatives related to environmental protection: “We are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” “Adoption of new or more stringent climate-change or other air-emissions legislation or regulations restricting emissions of GHGs or other air pollutants could negatively impact us, our producer customers, or downstream customers by increasing operating costs and reducing volumetric throughput on our systems due to reduced demand for the gathering, processing, compressing, treating, and transporting services we provide,” “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions, or delays in the completion of oil and natural-gas wells, which could decrease the need for our gathering and processing services,” and “Physical injection constraints and the adoption of new or more stringent legal standards relating to induced seismic activity could affect our produced-water disposal operations.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable, as existing standards are subject to change and new standards continue to evolve.
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

•Standards Requiring Reduction of Methane and Other Emissions by the Oil and Gas Industry. In March 2024, the EPA published New Source Performance Standards (“NSPS”) and Emissions Guidelines (“EGs”), known as Subpart OOOOb and Subpart OOOOc, respectively, which introduce emissions standards for methane and volatile organic compounds (“VOCs”) from certain new, modified, and reconstructed oil and natural-gas production, processing and transmission facilities. Subpart OOOOc will additionally apply new standards to existing facilities. These rules set more stringent standards and requirements for a variety of sources including flares, wells, storage vessels, compressors, pumps, sweetening units, equipment that may leak, and others. Among the many additional requirements, one notable addition is the creation of a Super Emitter Program that, among other things, authorizes the EPA to require the operator to respond when third parties detect and notify the EPA of remotely-detected emissions. Subpart OOOOb generally became effective in May 2024, with rolling compliance dates for certain sources. Subpart OOOOc, which will apply to existing sources, has a longer implementation timeline, requiring each state to submit a plan to the EPA for appropriate emissions reductions within two years of the date that the rule is published, and regulated entities will be required to comply with state or federal rules within three years after the deadline for state plan submittals. Although any state-implemented rules must be at least as stringent as the federal rules, we cannot predict the full scope of any final regulatory requirements imposed by the states or the cost to comply with such requirements. Also, at the state level, some states where we conduct operations, including Colorado, have implemented requirements for the performance of leak detection programs that require identification and repair of methane leaks at certain oil and natural-gas sources. States are also imposing rules to limit other emissions from oil and gas operations.

For example, in 2024, Colorado’s Governor Polis signed Senate Bill 24-229 seeking to reduce ozone emissions by requiring the Colorado Department of Public Health and Environment (“CDPHE”) to propose rules to reduce oil and gas NOx emissions by 50% by 2030, relative to 2017 levels. Compliance with these rules or with any similar or future federal or state regulation of methane or other emissions from operations could, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs, and could have a material adverse effect on our business, financial condition, and results of operations.

•Reduction of GHG Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce GHG emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, methane fees, GHG-reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. The EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict GHG emissions under existing Clean Air Act provisions and may require the installation of “best available control technology” to limit GHG emissions from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production, processing, and gathering and boosting sources. Additionally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020, which became effective in November 2016, and since this time, the United States has twice formally joined the Paris Agreement. In response to Paris Agreement commitments, the United States has established an economy-wide target of reducing its net GHG emissions by 50% - 52% below 2005 levels by 2030 and achieving net zero GHG-emissions economy-wide by no later than 2050. In 2022, Congress enacted the Inflation Reduction Act (the “IRA”), which added Section 136 to the Clean Air Act and imposed the first-ever direct federal “charge” on methane emissions called the “Waste Emissions Charge” for applicable facilities within nine segments of the oil and natural gas industry. The IRA states that it will apply to methane emissions beginning in 2024, with the first charge for 2024 emissions due in 2025 along with OOOOb/c requirements. Multiple Congressional efforts, including a direct statutory repeal and a Congressional Review Act resolution pausing implementation, have been filed in 2025 with public statements made by the Trump Administration and Congressional leaders intent on repealing it prior to any charges coming due. The Trump administration has also recently indicated its intention to withdraw from the Paris Agreement. Notwithstanding any formal withdrawal from this agreement, the implementation of substantial limitations on GHG emissions in areas where WES conducts operations could adversely affect demand for oil and gas.
At the state level, the Colorado Air Quality Control Commission (“AQCC”) adopted a similar rule in February 2024, imposing fees on certain operations for greenhouse gas emissions. Colorado also promulgated, or is expected to promulgate, several rules to implement 2021 state legislation requiring the development of air quality regulations that will result in a 20.5% reduction in combustion greenhouse gas emissions from the midstream sector by 2030 as compared to a 2015 baseline. Pursuant to that legislation, in December 2024, the AQCC recommended the adoption of a rule that will require every existing Colorado midstream operator to comply with a 2030 emissions cap on their Colorado operations applicable to GHG emissions from fuel-burning equipment, including engines and heaters. Compliance with emissions caps may be accomplished with the utilization of credits, which may be produced by operators that emit at rates that are lower than their respective caps. Producer credits can be marketed in, or procured from, a credit market in which midstream operators and an assortment of commercial and industrial facilities may participate. Colorado previously adopted regulations for methane emissions from certain oil and natural-gas operations, and imposed certain GHG intensity standards. Generally, GHG intensity standards set numerical limits of carbon dioxide equivalent (CO2e) emissions per barrel of oil produced. Subsequently, in July 2023, the AQCC adopted a new rule, which among other things, defines how certain oil and gas facilities must calculate their greenhouse gas intensity, monitor operations to ensure compliance with intensity standards, and keep records to accurately account for emissions from their operations. The implementation of substantial limitations on and/or costs associated with GHG emissions, in areas where we conduct operations could result in increased compliance costs, including to acquire emissions allowances or comply with new regulatory or reporting requirements, which developments could adversely affect demand for oil and natural gas that our customers produce, reduce demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations.

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

HUMAN CAPITAL RESOURCES

The officers of our general partner manage our operations and activities under the direction and supervision of the Board. As of December 31, 2024, WES employed 1,511 persons, all of whom reside in the United States. None of these employees are covered by collective bargaining agreements, and WES considers its employee relations to be good. Our 2024 voluntary attrition rate was 6.81%, which we believe is reasonable for our industry and market conditions during the year.
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
We rely on Occidental for over 50% of revenues related to the natural gas, crude oil, NGLs, and produced water that we gather, treat, process, transport, and/or dispose. For the year ended December 31, 2024, 60% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 91% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. Occidental may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Occidental would result in a material decline in our revenues and our cash available for distribution. In addition, Occidental may determine that drilling activity in areas other than our areas of operation is strategically more attractive. A shift in Occidental’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.
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
Our costs of borrowing and ability to access the capital markets are affected by market conditions and the credit rating assigned to WES Operating’s debt by the major credit rating agencies. Any future downgrades in WES Operating’s credit ratings could adversely affect WES Operating’s ability to issue debt, including commercial paper, in the public debt markets and negatively impact our cost of capital, future interest costs, and ability to effectively execute aspects of our business strategy. For example, WES Operating currently has $2.7 billion of outstanding senior notes that provide for changes to the coupon rates following changes in WES Operating’s credit ratings. Future credit-rating downgrades also could trigger obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas-sales contracts. At December 31, 2024, there were no letters of credit or cash-provided assurance of our performance under contractual arrangements with credit-risk-related contingent features.
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
In general terms, the prices of natural gas, oil, condensate, NGLs, and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control that could negatively impact our and our customers’ financial outlooks and activity levels.
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
While Occidental and other third-party producers have dedicated production from certain of their properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems, or the rate at which production declines. We also have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs, and other production and development costs. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering, processing, and treating assets.

Because of these factors, producers (including Occidental) may be deterred from developing known oil and natural-gas reserves existing in areas served by our assets. Moreover, Occidental and other third-party producers may not develop the acreage they have dedicated to us. If competition or reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, it could reduce our revenue and impair our ability to make cash distributions to our unitholders.
Our profitability may be negatively impacted by inflation in the cost of labor, materials, and services.
Although inflation in the United States has declined since 2023, the prices of key inputs to the midstream industry have continued to be significantly impacted by inflation relative to historical levels. This continued inflation has raised our costs for steel products, automation components, power supply, labor materials, fuel, chemicals, and services, thereby increasing our operating costs and capital expenditures. Additionally, the Trump administration has recently implemented a 10% tariff on Chinese imports and announced a 25% tariff on imports of steel and aluminum. Plans by the Trump administration to impose additional import tariffs on Canada and Mexico are also currently under consideration, as are reciprocal tariffs on all U.S. trading partners that currently impose tariffs on American goods. These and other import tariffs could substantially increase our operating and capital costs. Although we cannot predict any future inflation trends or the impact of current or future import tariffs, higher operating and capital costs would negatively impact our profitability and cash flows available for distribution to unitholders to the extent we are unable to recover such higher costs through our commercial agreements.
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
To pay the announced fourth-quarter 2024 distribution of $0.87500 per unit per quarter, or $3.50000 per unit per year, we require per-quarter available cash of $341.0 million, or $1,364.0 million per year, based on the number of common units outstanding at February 3, 2025. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at currently announced levels. The amount of cash we can distribute on our units principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter.
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
Physical injection constraints and the adoption of new or more stringent legal standards relating to induced seismic activity could affect our produced-water disposal operations.
We dispose of produced water generated from oil and natural-gas production operations. In some instances, operational constraints (e.g., increased wellbore pressures or poor reservoir quality) have limited water injectivity in our areas of operation that have resulted in available injection capacity being lower than our permitted capacity. Additionally, the legal requirements related to the disposal of produced water into producing or non-producing geologic formations by means of underground injection wells are subject to change based on concerns of the public or governmental authorities, including concerns relating to recent seismic events near injection wells used for the disposal of produced water. In response to such concerns, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced-water disposal wells or are otherwise investigating the existence of a relationship between seismicity and the use of such wells. These operational and regulatory developments could result in restrictions on our use of injection wells to dispose of produced water, including a possible shut down of wells, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We had 380,556,643 common units outstanding as of December 31, 2024. Occidental currently holds 165,681,578 common units, representing 43.5% of our outstanding common units. Occidental’s shelf registration statement currently allows for the offer and sale of approximately 10.8 million common units, or 2.8% of our common units as of December 31, 2024, from time to time. Sales by Occidental or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including Occidental, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is designed to promote actions that protect our computer systems and networks, delivering safe, secure, and reliable operations. Our digital technology group is led by a dedicated Chief Information Security Officer (“CISO”). Our CISO has 16 years of experience as a chief information security officer, over four decades of experience in the energy industry, a degree in computer science, and manages a team at WES that is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, governance, and risk management. The CISO also leads WES’s Cybersecurity Council, which is a cross-functional internal team including members of WES senior management, that meets regularly to review current information-technology and cybersecurity issues and initiatives and to collaborate on key decisions. Additionally, the CISO provides quarterly reports to the Audit Committee of the Board of Directors. These reports include updates on WES’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit Committee. In addition, in our continuing commitment to cybersecurity education and preparedness, we also engage with industry peers, vendors, intelligence organizations, and law enforcement communities to evaluate and enhance the effectiveness of our information security policies and procedures.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Risk Factors under Part I, Item 1A of this Form 10-K.

Item 3. Legal Proceedings

We have elected to use a $1.0 million threshold for disclosing certain proceedings arising under federal, state, or local environmental laws when a government authority is a party and potential monetary sanctions are involved. We believe proceedings under this threshold are not material to our business and financial proceedings.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol “WES.” As of February 21, 2025, there were 26 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We also have 9,060,641 general partner units issued and outstanding; there is no established public trading market for any such general partner units. All general partner units are held by our general partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. Our general partner has the authority to grant equity compensation awards to our outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 322,228 and 8,385,682 units, respectively, remained available for future issuance as of December 31, 2024. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5. See Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Purchases of equity securities by the issuer and affiliated persons. The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the $1.25 billion Purchase Program during the fourth quarter of 2024:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
October 1-31, 2024	—	$—	—	$627,807,310
November 1-30, 2024	—	—	—	627,807,310
December 1-31, 2024	—	—	—	627,807,310
Total	—	—	—
______________________________________________________________________________________
(1)In February 2022, WES announced a $1.0 billion buyback program, pursuant to which we may purchase up to $1.0 billion in aggregate value of our common units, through December 31, 2024. In November 2022, the Board authorized an increase in the program to $1.25 billion. The $1.25 billion Purchase Program expired as of December 31, 2024. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional details.

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

General partner interest. As of December 31, 2024, our general partner owned a 2.3% general partner interest in us, which entitles it to receive cash distributions. Our general partner may own our common units or other equity securities and would be entitled to receive cash distributions on any such interests.

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
Discussion of 2022 items and comparison of the year ended December 31, 2023, to the year ended December 31, 2022, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of December 31, 2024 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell natural gas, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of December 31, 2024, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	42	3	—
Natural-gas processing plants/trains	26	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the year ended December 31, 2024, included the following:

•We closed on the sale of (i) our 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million and (ii) several equity investments to third parties for combined proceeds of $588.6 million, which included $5.9 million in pro-rata distributions through closing. See Acquisitions and Divestitures within this Item 7 for additional information.

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

•Our regular fourth-quarter 2024 per-unit distribution is unchanged from the third-quarter 2024 per-unit distribution of $0.875.

•Natural-gas throughput attributable to WES totaled 5,052 MMcf/d for the year ended December 31, 2024, representing a 14% increase compared to year ended December 31, 2023.

•Crude-oil and NGLs throughput attributable to WES totaled 530 MBbls/d for the year ended December 31, 2024, representing a 19% decrease compared to the year ended December 31, 2023.

•Produced-water throughput attributable to WES totaled 1,124 MBbls/d for the year ended December 31, 2024, representing an 11% increase compared to the year ended December 31, 2023.

•Gross margin was $2.8 billion for the year ended December 31, 2024, representing a 19% increase compared to the year ended December 31, 2023. See Reconciliation of Non-GAAP Financial Measures within this Item 7.

•Adjusted Gross Margin for natural-gas assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $1.30 per Mcf for the year ended December 31, 2024, representing a 2% increase compared to the year ended December 31, 2023.

•Adjusted Gross Margin for crude-oil and NGLs assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $2.94 per Bbl for the year ended December 31, 2024, representing a 19% increase compared to the year ended December 31, 2023.

•Adjusted Gross Margin for produced-water assets (as defined under the caption Reconciliation of Non-GAAP Financial Measures within this Item 7) averaged $0.96 per Bbl for the year ended December 31, 2024, representing a 16% increase compared to the year ended December 31, 2023.

The following table provides additional information on throughput for the periods presented below:

	Year Ended December 31,
	2024	2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,871	1,635	14%
DJ Basin	1,436	1,322	9%
Powder River Basin	456	120	NM
Equity investments	517	466	11%
Other	946	1,050	(10)%
Total throughput for natural-gas assets	5,226	4,593	14%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	243	214	14%
DJ Basin	92	71	30%
Powder River Basin	25	5	NM
Equity investments	144	333	(57)%
Other	37	42	(12)%
Total throughput for crude-oil and NGLs assets	541	665	(19)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,147	1,029	11%
Total throughput for produced-water assets	1,147	1,029	11%
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
We operate in Texas, New Mexico, Colorado, Utah, and Wyoming, with a substantial portion of our business concentrated in West Texas and the Rocky Mountains. For example, for the year ended December 31, 2024, our West Texas and DJ Basin assets provided (i) 53% and 32%, respectively, of Total revenues and other, (ii) 40% and 31%, respectively, of our throughput for natural-gas assets (excluding equity-investment throughput), (iii) 61% and 23%, respectively, of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and (iv) all of our throughput for produced-water assets.
For the year ended December 31, 2024, 60% of Total revenues and other, 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 91% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets were attributable to production owned or controlled by Occidental. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. In addition, Occidental provides dedications, minimum-volume commitments with associated deficiency payments, and/or cost-of-service commitments under certain of our contracts.
For the year ended December 31, 2024, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts under which fixed and variable fees are received based on the volume or thermal content of the natural gas and on the volume of NGLs, crude oil, and produced water we gather, process, treat, transport, or dispose. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that (i) actual recoveries differ from contractual recoveries under certain of our processing agreements or (ii) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or production facilities and skim oil that is recovered during the produced-water gathering and disposal process.
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

HOW WE EVALUATE OUR OPERATIONS

Our management relies on certain metrics to analyze our financial and operational results, including (i) throughput, (ii) operating and maintenance expenses, (iii) general and administrative expenses, (iv) capital expenditures, and (v) the following non-GAAP financial measures: Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow (see Reconciliation of Non-GAAP Financial Measures within this Item 7).

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

General and administrative expenses. To assess the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses by way of comparison to prior periods, the annual budget, and other companies in the midstream industry.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or to develop new midstream infrastructure. Capital expenditures associated with growth and maintenance projects are closely monitored. Rates of return are analyzed before capital projects are approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approved.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historical results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Gathering and processing agreements. Certain of the gathering agreements for the West Texas complex, Springfield system, DJ Basin oil system, and DBM oil and water systems allow for rate resets that target an agreed-upon rate of return over the life of the agreement. Annual adjustments are made to cost-of-service rates charged under these agreements, and for certain of them, a cumulative catch-up revenue adjustment related to services already provided may be recorded. See Note 1—Summary of Significant Accounting Policies and Basis of Presentation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, certain of our natural-gas processing agreements provide our producer customers with the option to receive an actual or fixed amount of NGLs recoveries (or in some cases, the financial equivalent thereof). Our customers’ election, along with operational plant efficiency and commodity prices, could impact our profitability and cash flows. See Risk Factors under Part I, Item 1A of this Form 10-K.

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
See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. We recognized long-lived asset and other impairments of $6.2 million and $52.9 million for the years ended December 31, 2024 and 2023, respectively. For a description of impairments recorded, see Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2024	2023
Total revenues and other (1)	$3,605,223	$3,106,476
Equity income, net – related parties	112,385	152,959
Total operating expenses (1)	2,043,647	1,869,770
Gain (loss) on divestiture and other, net	296,771	(10,102)
Operating income (loss)	1,970,732	1,379,563
Interest expense	(378,513)	(348,228)
Gain (loss) on early extinguishment of debt	5,403	15,378
Other income (expense), net	31,741	5,679
Income (loss) before income taxes	1,629,363	1,052,392
Income tax expense (benefit)	18,111	4,385
Net income (loss)	1,611,252	1,048,007
Net income (loss) attributable to noncontrolling interests	37,681	25,791
Net income (loss) attributable to Western Midstream Partners, LP (2)	$1,573,571	$1,022,216
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

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2024” refer to the comparison of the year ended December 31, 2024, to the year ended December 31, 2023.
Discussion of 2022 items and comparison of the year ended December 31, 2023, to the year ended December 31, 2022, that are not included in this annual report on Form 10-K can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023, and is available via the SEC’s website at www.sec.gov and our website at www.westernmidstream.com.

Throughput

	Year Ended December 31,
	2024	2023	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	453	435	4%
Processing	4,256	3,692	15%
Equity investments (1)	517	466	11%
Total throughput	5,226	4,593	14%
Throughput attributable to noncontrolling interests (2)	174	161	8%
Total throughput attributable to WES for natural-gas assets	5,052	4,432	14%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	397	332	20%
Equity investments (1)	144	333	(57)%
Total throughput	541	665	(19)%
Throughput attributable to noncontrolling interests (2)	11	13	(15)%
Total throughput attributable to WES for crude-oil and NGLs assets	530	652	(19)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,147	1,029	11%
Throughput attributable to noncontrolling interests (2)	23	20	15%
Total throughput attributable to WES for produced-water assets	1,124	1,009	11%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 620 MMcf/d for the year ended December 31, 2024, primarily due to (i) higher volumes at the Powder River Basin complex due to the Meritage acquisition, (ii) higher volumes at the West Texas and DJ Basin complexes due to increased production in the areas, (iii) higher volumes at the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline, and (iv) higher volumes at the Springfield gas-gathering system due to new third-party production. These increases were offset partially by (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024 and (ii) lower volumes at the Granger complex due to a contract expiration in the fourth quarter of 2023.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 122 MBbls/d for the year ended December 31, 2024, primarily due to (i) the divestiture of Whitethorn LLC, Mont Belvieu JV, Saddlehorn, and Panola in the first quarter of 2024. These decreases were offset partially by (i) higher volumes at the DBM and DJ Basin oil systems due to increased production in the areas and (ii) higher volumes at the Thunder Creek NGL pipeline, which was acquired as part of the Meritage acquisition.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 115 MBbls/d for the year ended December 31, 2024, due to higher production, partially offset by increased recycling activities in the upstream operations of our producers.

Service Revenues

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Service revenues – fee based	$3,248,262	$2,768,757	17%
Service revenues – product based	215,776	191,727	13%
Total service revenues	$3,464,038	$2,960,484	17%

Service revenues – fee based
Service revenues – fee based increased by $479.5 million for the year ended December 31, 2024, primarily due to increases of (i) $184.0 million at the West Texas complex due to increased throughput, a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, (ii) $140.2 million at the Powder River Basin complex attributable to the acquisition of Meritage, (iii) $89.8 million at the DJ Basin complex primarily due to increased throughput and increased electricity-related rates billed to customers, partially offset by a decrease in deficiency fees, (iv) $87.5 million and $36.7 million at the DBM water and DBM oil systems, respectively, as a result of increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2024, and (v) $6.7 million at the Chipeta complex primarily due to new and amended contracts effective July 2024. These increases were offset partially by decreases of (i) $23.7 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, (ii) $16.8 million and $4.3 million at the Springfield and DJ Basin oil systems, respectively, primarily due to decreased revenues associated with demand volumes and lower cumulative catch-up adjustments for changes in estimated consideration in 2024 compared to 2023, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2024, (iii) $11.8 million at the Granger complex due to a contract expiration in the fourth quarter of 2023, and (iv) $10.5 million at the Brasada complex due to a change in contract terms effective July 1, 2023, partially offset by increased throughput.

Service revenues – product based
Service revenues – product based increased by $24.0 million for the year ended December 31, 2024, primarily due to increases of (i) $15.4 million at the West Texas complex due to increased volumes sold, (ii) $5.3 million at the DJ Basin complex due to a contract change effective during the second quarter of 2024, partially offset by decreased average prices, (iii) $4.7 million at the Powder River Basin complex attributable to the acquisition of Meritage, and (iv) $2.3 million at the DBM water systems due to increased skim-oil volumes sold. These increases were offset partially by a decrease of $3.4 million at the Chipeta complex due to decreased volumes sold.

Product Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2024	2023	Inc/ (Dec)
Natural-gas sales	$13,469	$40,679	(67)%
NGLs sales	126,631	104,345	21%
Total Product sales	$140,100	$145,024	(3)%
Per-unit gross average sales price:
Natural gas (per Mcf)	$0.29	$1.66	(83)%
NGLs (per Bbl)	28.62	27.89	3%

Natural-gas sales
Natural-gas sales decreased by $27.2 million for the year ended December 31, 2024, primarily due to a decrease of $33.6 million at the West Texas complex due to decreased average prices. This decrease was offset partially by increases of (i) $8.9 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $3.1 million at the DJ Basin complex as a result of changes in contract mix during the second quarter of 2023.

NGLs sales
NGLs sales increased by $22.3 million for the year ended December 31, 2024, primarily due to increases of (i) $21.3 million at the Powder River Basin complex attributable to the acquisition of Meritage and (ii) $14.8 million at the DJ Basin complex due to increased volumes sold, partially offset by decreased average prices and the impact of a contract change effective during the second quarter of 2024. These increases were offset partially by decreases of (i) $7.8 million at the West Texas complex due to changes in contract mix and decreased average prices, partially offset by increased volumes sold and (ii) $4.7 million at the Chipeta complex due to a contract change effective during the third quarter of 2024.

Equity Income, Net – Related Parties

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Equity income, net – related parties	$112,385	$152,959	(27)%

Equity income, net – related parties decreased by $40.6 million for the year ended December 31, 2024, primarily due to decreases of (i) $37.6 million resulting from the sale of several equity investments to third parties in the first quarter of 2024 and (ii) $8.0 million at TEP. These decreases were offset partially by an increase of $4.6 million at Red Bluff. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Natural-gas purchases	$10,586	$32,515	(67)%
NGLs purchases	252,591	211,468	19%
Other	(90,926)	(79,385)	(15)%
Cost of product	172,251	164,598	5%
Operation and maintenance	880,568	762,530	15%
Total Cost of product and Operation and maintenance expenses	$1,052,819	$927,128	14%

Natural-gas purchases
Natural-gas purchases decreased by $21.9 million for the year ended December 31, 2024, primarily due to decreases of (i) $15.3 million at the West Texas complex due to lower average prices and (ii) $6.2 million at the Granger complex attributable to a contract change effective during 2023 and decreased volumes purchased.

NGLs purchases
NGLs purchases increased by $41.1 million for the year ended December 31, 2024, primarily due to increases of (i) $39.4 million at the West Texas complex primarily attributable to increased volumes purchased and average prices and (ii) $4.2 million at the DJ Basin complex due to a contract change effective during the second quarter of 2024. These increases were offset partially by a decrease of $5.6 million at the Chipeta complex due to a contract change effective during the third quarter of 2024.

Other items
Other items decreased by $11.5 million for the year ended December 31, 2024, primarily due to decreases of $32.5 million and $2.3 million at the West Texas and Chipeta complexes, respectively, due to changes in imbalance positions. These decreases were offset partially by increases of (i) $14.9 million at the Powder River Basin complex primarily attributable to the acquisition of Meritage and (ii) $13.6 million at the DJ Basin complex primarily attributable to changes in imbalance positions.

Operation and maintenance expense
Including the impact of operating the assets acquired with Meritage, operation and maintenance expense increased by $118.0 million for the year ended December 31, 2024, primarily due to increases of (i) $38.5 million in salaries and wages costs, (ii) $25.1 million in equipment, materials, maintenance, and repair costs, (iii) $16.7 million in chemical and treating services, (iv) $10.2 million in land-related costs, (v) $9.0 million in equipment rental costs, (vi) $7.1 million in water-disposal costs, and (vii) $5.4 million in utility expense.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
General and administrative	$271,526	$232,632	17%
Property and other taxes	62,668	56,458	11%
Depreciation and amortization	650,428	600,668	8%
Long-lived asset and other impairments	6,206	52,884	(88)%
Total other operating expenses	$990,828	$942,642	5%

General and administrative expenses
General and administrative expenses increased by $38.9 million for the year ended December 31, 2024, primarily due to increases of (i) $27.5 million in personnel costs, (ii) $10.5 million in information technology costs, and (iii) $7.0 million in other corporate-related expenses. These increases were offset partially by a decrease of $6.1 million in contract labor and consulting costs.

Property and other taxes
Property and other taxes increased by $6.2 million for the year ended December 31, 2024, primarily due to increases of (i) $2.4 million at the DJ Basin complex primarily due to a lower ad valorem property tax accrual recorded during 2023 related to the finalization of 2022 assessments, (ii) $2.3 million at the Powder River Basin complex due to the acquisition of Meritage, and (iii) $2.0 million due to higher property tax values from expansion in West Texas.

Depreciation and amortization expense
Depreciation and amortization expense increased by $49.8 million for the year ended December 31, 2024, primarily due to increases of (i) $44.7 million at the Powder River Basin complex primarily attributable to the acquisition of Meritage and (ii) $22.5 million and $7.2 million at the West Texas complex and DBM water systems, respectively, primarily related to capital projects being placed into service. These increases were offset partially by decreases of (i) $13.3 million at the DJ Basin complex primarily due to acceleration of depreciation expense during 2023 and updated salvage values, (ii) $6.4 million due to the sale of the Marcellus Interest systems in the second quarter of 2024, and (iii) $4.3 million at the Brasada complex due to an update in the expected useful life.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense for the year ended December 31, 2024, was primarily due to a $4.2 million impairment of certain corporate office leases that are no longer being utilized.
Long-lived asset and other impairment expense for the year ended December 31, 2023, was primarily due to a $52.1 million impairment for assets located in the Rockies.
For further information on Long-lived asset and other impairment expense, see Note 9—Property, Plant, and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Interest Expense

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Long-term and short-term debt	$(377,850)	$(348,393)	8%
Finance lease liabilities	(2,573)	(1,083)	138%
Commitment fees and amortization of debt-related costs	(13,305)	(12,395)	7%
Capitalized interest	15,215	13,643	12%
Interest expense	$(378,513)	$(348,228)	9%

Interest expense increased by $30.3 million for the year ended December 31, 2024, primarily due to increases of (i) $29.3 million of interest incurred on the 6.350% Senior Notes due 2029 that were issued during the third quarter of 2023, (ii) $16.1 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024, (iii) $12.1 million of interest incurred on the 6.150% Senior Notes due 2033 that were issued during the second quarter of 2023, and (iv) $2.7 million due to borrowings in 2024 on the commercial paper program that was established during the fourth quarter of 2023. These increases were offset partially by decreases of (i) $14.8 million primarily due to no outstanding borrowings under the RCF during 2024 and (ii) $14.6 million due to credit-rating related interest-rate changes and lower outstanding balances on certain senior notes due to debt repurchases. See Liquidity and Capital Resources—Debt and credit facilities within this Item 7.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Other income (expense), net	$31,741	$5,679	NM

Other income (expense), net increased by $26.1 million for the year ended December 31, 2024, primarily due to interest income earned resulting from higher cash and cash equivalent balances throughout 2024.

Income Tax Expense (Benefit)

	Year Ended December 31,
thousands except percentages	2024	2023	Inc/ (Dec)
Income (loss) before income taxes	$1,629,363	$1,052,392	55%
Income tax expense (benefit)	18,111	4,385	NM
Effective tax rate	1%	—%

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. For the year ended December 31, 2024, the variance from the federal statutory rate was primarily impacted by a state margin tax rate increase associated with no longer being included in Occidental’s affiliated group tax return beginning in September 2024 due to Occidental’s sale of 19.5 million WES common units in August 2024 and the resulting decrease in WES ownership, inclusive of its ownership in WES Operating.

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

	Year Ended December 31,
thousands	2024	2023
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$3,605,223	$3,106,476
Less:
Cost of product	172,251	164,598
Depreciation and amortization	650,428	600,668
Gross margin	2,782,544	2,341,210
Add:
Distributions from equity investments	142,236	194,273
Depreciation and amortization	650,428	600,668
Less:
Reimbursed electricity-related charges recorded as revenues	117,906	102,109
Adjusted Gross Margin attributable to noncontrolling interests (1)	80,509	70,195
Adjusted Gross Margin	$3,376,793	$2,963,847
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

	Year Ended December 31,
thousands except per-unit amounts	2024	2023
Gross margin
Gross margin for natural-gas assets (1)	$2,073,533	$1,738,125
Gross margin for crude-oil and NGLs assets (1)	395,886	368,444
Gross margin for produced-water assets (1)	341,784	259,541
Per-Mcf Gross margin for natural-gas assets (2)	1.08	1.04
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.00	1.52
Per-Bbl Gross margin for produced-water assets (2)	0.81	0.69
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets	$2,411,438	$2,067,528
Adjusted Gross Margin for crude-oil and NGLs assets	570,476	589,091
Adjusted Gross Margin for produced-water assets	394,879	307,228
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.30	1.28
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	2.94	2.48
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.96	0.83
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

	Year Ended December 31,
thousands	2024	2023
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$1,611,252	$1,048,007
Add:
Distributions from equity investments	142,236	194,273
Non-cash equity-based compensation expense	37,994	32,005
Interest expense	378,513	348,228
Income tax expense	18,111	4,385
Depreciation and amortization	650,428	600,668
Impairments	6,206	52,884
Other expense	248	1,739
Less:
Gain (loss) on divestiture and other, net	296,771	(10,102)
Gain (loss) on early extinguishment of debt	5,403	15,378
Equity income, net – related parties	112,385	152,959
Other income	31,741	6,976
Adjusted EBITDA attributable to noncontrolling interests (1)	54,650	48,345
Adjusted EBITDA	$2,344,038	$2,068,633
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$2,136,860	$1,661,334
Interest (income) expense, net	378,513	348,228
Accretion and amortization of long-term obligations, net	(9,238)	(8,151)
Current income tax expense (benefit)	3,900	3,341
Other (income) expense, net	(31,741)	(5,679)
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104
Changes in assets and liabilities:
Accounts receivable, net	42,798	78,346
Accounts and imbalance payables and accrued liabilities, net	21,935	68,019
Other items, net	(175,189)	(67,564)
Adjusted EBITDA attributable to noncontrolling interests (1)	(54,650)	(48,345)
Adjusted EBITDA	$2,344,038	$2,068,633
Cash flow information
Net cash provided by operating activities	$2,136,860	$1,661,334
Net cash provided by (used in) investing activities	(39,168)	(1,607,291)
Net cash provided by (used in) financing activities	(1,280,015)	(67,912)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Year Ended December 31,
thousands	2024	2023
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$2,136,860	$1,661,334
Less:
Capital expenditures	833,856	735,080
Contributions to equity investments – related parties	9,690	1,153
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104
Free Cash Flow	$1,324,164	$964,205
Cash flow information
Net cash provided by operating activities	$2,136,860	$1,661,334
Net cash provided by (used in) investing activities	(39,168)	(1,607,291)
Net cash provided by (used in) financing activities	(1,280,015)	(67,912)

Gross margin. Refer to Operating Results within this Item 7 for a discussion of the components of Gross margin as compared to the prior periods, including Service Revenues, Product Sales, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $441.3 million for the year ended December 31, 2024, primarily due to a $498.7 million increase in total revenues and other. This increase was offset partially by (i) a $49.8 million increase in depreciation and amortization and (ii) a $7.7 million increase in cost of product.

Net income (loss). Refer to Operating Results within this Item 7 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $563.2 million for the year ended December 31, 2024, primarily due to (i) a $498.7 million increase in total revenues and other and (ii) a $306.9 million increase in gain (loss) on divestiture and other, net. These amounts were offset partially by (i) a $173.9 million increase in total operating expenses, (ii) a $40.6 million decrease in equity income, net – related parties, and (iii) a $30.3 million increase in interest expense.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 7 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2024	2023	Inc/ (Dec)
Adjusted Gross Margin	$3,376,793	$2,963,847	14%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.30	1.28	2%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	2.94	2.48	19%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.96	0.83	16%
Adjusted EBITDA	2,344,038	2,068,633	13%
Free cash flow	1,324,164	964,205	37%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin increased by $412.9 million for the year ended December 31, 2024, primarily due to (i) increased throughput and a higher average fee resulting from cost-of-service rate redeterminations effective January 1, 2024, at the West Texas complex, DBM water systems, and DBM oil system, (ii) increased throughput at the Powder River Basin complex attributable to the acquisition of Meritage, and (iii) increased throughput at the DJ Basin complex. These increases were offset partially by (i) the sale of our interests in the Marcellus Interest systems, Mont Belvieu JV, and Saddlehorn during 2024, (ii) decreased distributions from TEP, (iii) decreased revenues associated with demand volumes and a lower cumulative catch-up adjustment for changes in estimated consideration in 2024 compared to 2023 at the Springfield system, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2024, and (iv) decreased processing fees at the Brasada complex resulting from a change in contract terms effective July 1, 2023, partially offset by increased throughput.
Per-Mcf Adjusted Gross Margin for natural-gas assets increased by $0.02 for the year ended December 31, 2024, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024, and increased deficiency fees on certain contracts with increasing throughput minimums, and (ii) increased throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.46 for the year ended December 31, 2024, primarily due to (i) the sale of our interests in Whitethorn LLC, Mont Belvieu JV, and Saddlehorn in the first quarter of 2024, all of which had lower-than-average per-Bbl margins as compared to our other crude-oil and NGLs assets, and (ii) increased throughput at the DBM oil system, which has a higher-than-average per-Mcf margin as compared to our other crude-oil and NGLs assets, in addition to a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024. These increases were offset partially by (i) decreased revenues associated with demand volumes and lower cumulative catch-up adjustments for changes in estimated consideration in 2024 compared to 2023 at the DJ Basin oil and Springfield systems, partially offset by higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2024, and (ii) decreased distributions at TEP.
Per-Bbl Adjusted Gross Margin for produced-water assets increased by $0.13 for the year ended December 31, 2024, primarily due to higher throughput and a higher average fee resulting from a cost-of-service rate redetermination effective January 1, 2024.

Adjusted EBITDA. Adjusted EBITDA increased by $275.4 million for the year ended December 31, 2024, primarily due to a $498.7 million increase in total revenues and other. This was offset partially by (i) a $118.0 million increase in operation and maintenance expenses, (ii) a $52.0 million decrease in distributions from equity investments, (iii) a $32.9 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, (iv) a $7.8 million increase in cost of product (net of lower of cost or market inventory adjustments), and (v) a $6.2 million increase in property and other taxes.

Free Cash Flow. Free Cash Flow increased by $360.0 million for the year ended December 31, 2024, primarily due to a $475.5 million increase in net cash provided by operating activities, partially offset by (i) a $98.8 million increase in capital expenditures, (ii) an $8.5 million increase in contributions to equity investments, and (iii) an $8.3 million decrease in distributions from equity investments in excess of cumulative earnings.
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

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2023 ranged from a low of $66.74 per barrel in March 2023 to a high of $93.68 per barrel in September 2023, and prices during the year ended December 31, 2024, ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024. The Waha Hub natural-gas price during 2023 ranged from a low of ($3.8400) per MMBtu in January 2023 to a high of $3.2750 per MMBtu in January 2023, and prices during the year ended December 31, 2024, ranged from a low of ($6.2250) per MMBtu in August 2024 to a high of $8.2650 per MMBtu in January 2024. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
Additionally, even when the commodity-price environments are favorable, our customers must manage numerous operational challenges, including severe weather disruptions, oil and gas takeaway constraints, produced water recycling and disposal limitations, seismicity concerns, new regulatory requirements, and the ability to optimize the efficiency and results of large, complex drilling programs. Our producers’ ability to mitigate or manage such challenges can have a significant impact on the volumes available for us to service in the short term. For this reason, we strive to work proactively with our customers whenever possible to provide high levels of reliability on our systems and help them meet these operational challenges as they arise.

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

Changes in regulations. Our operations and the operations of our customers have been, and will continue to be, affected by political developments and federal, state, tribal, local, and other laws and regulations that are becoming more numerous, more stringent, and more complex. These laws and regulations include, among other things, limitations on hydraulic fracturing and other oil and gas operations, pipeline safety and integrity requirements, permitting requirements, environmental protection measures such as limitations on methane and other GHG emissions, and restrictions on produced-water disposal wells. In addition, in certain areas in which we operate, public protests of oil and gas operations are not uncommon. The number and scope of the regulations with which we and our customers must comply has a meaningful impact on our and their businesses, and new or revised regulations, reinterpretations of existing regulations, and permitting delays or denials could adversely affect the throughput on and profitability of our assets. For examples of proposed regulations or other regulatory initiatives that could have a potentially material impact on us, see the Environmental Matters and Occupational Health and Safety Regulations section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K.

Impact of inflation. Although somewhat abated during 2024, the U.S. economy has recently experienced significant inflation relative to historical precedent. Inflation has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, which has increased our operating costs and capital expenditures. Additionally, the Trump administration has recently implemented a 10% tariff on Chinese imports and announced a 25% tariff on imports of steel and aluminum. Plans by the Trump administration to impose additional import tariffs on Canada and Mexico are also currently under consideration, as are reciprocal tariffs on all U.S. trading partners that currently impose tariffs on American goods. These and other import tariffs could substantially increase our operating and capital costs. Although we cannot predict any future inflation trends or the impact of current or future import tariffs, higher operating and capital costs could materially and negatively impact our financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Short- and long-term interest rates can be volatile, resulting in immediate changes to interest expense on RCF borrowings and commercial paper borrowings. Any future increases in interest rates likely will result in additional increases in financing costs. As with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest-rate environment could have an adverse impact on our unit price and our ability to issue additional equity or increase the cost of issuing equity, to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our peers face similar interest-rate dynamics.

Acquisition opportunities. We may pursue certain asset acquisitions where such acquisitions complement our existing asset base or allow us to capture operational efficiencies. However, if we do not make additional acquisitions on an economically accretive basis, our future growth could be limited.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity, as of December 31, 2024, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. Under our partnership agreement, we distribute all of our available cash (beyond proper reserves as defined in our partnership agreement) within 55 days following each quarter’s end. Our cash flow and resulting ability to make cash distributions are dependent on our ability to generate cash flow from operations. Generally, our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. The general partner establishes cash reserves to provide for the proper conduct of our business, including (i) to fund future capital expenditures, (ii) to comply with applicable laws, debt instruments, or other agreements, or (iii) to provide funds for unitholder distributions for any one or more of the next four quarters. The Board declared a cash distribution to unitholders for the fourth quarter of 2024 of $0.875 per unit, or $341.0 million in the aggregate. The cash distribution was paid on February 14, 2025, to our unitholders of record at the close of business on February 3, 2025.
In February 2025, the Board authorized a buyback program of up to $250.0 million of our common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any particular amount of common units and the program may be suspended or discontinued at our discretion without prior notice.
For the year ended December 31, 2025, capital expenditures are expected to range between $625.0 million to $775.0 million (accrual-based, includes equity investments, excludes capitalized interest, and excludes capital expenditures associated with the 25% third-party interest in Chipeta).
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of December 31, 2024, we had a $155.5 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of December 31, 2024, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 11—Selected Components of Working Capital and Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2024	2023
Acquisitions	$443	$877,746
Capital expenditures (1)	833,856	735,080
Capital incurred (1)	798,330	752,338
_________________________________________________________________________________________
(1)The years ended December 31, 2024 and 2023, included $15.2 million and $13.6 million, respectively, of capitalized interest.

Acquisitions for the year ended December 31, 2023, included the acquisition of Meritage. See Items Affecting the Comparability of Our Financial Results within this Item 7.
Capital expenditures increased by $98.8 million for the year ended December 31, 2024, primarily due to increases of (i) $88.3 million at the West Texas complex, primarily attributable to engineering, equipment, and construction milestone payments for the North Loving Plant, (ii) $28.2 million at the Powder River Basin complex primarily attributable to the acquisition of Meritage, (iii) $24.2 million at the DBM water systems due to increased construction of certain water-disposal wells, equipment, facilities, and well-connect projects, and (iv) $8.2 million at the Chipeta complex primarily related to expansion projects. These increases were offset partially by a decrease of $58.3 million at the DBM oil system related to a decrease in pipeline, oil treating, and oil pumping projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,
thousands	2024	2023
Net cash provided by (used in):
Operating activities	$2,136,860	$1,661,334
Investing activities	(39,168)	(1,607,291)
Financing activities	(1,280,015)	(67,912)
Net increase (decrease) in cash and cash equivalents	$817,677	$(13,869)

Operating activities. Net cash provided by operating activities increased for the year ended December 31, 2024, primarily due to higher cash operating income and the impact of changes in assets and liabilities, including cash received on certain contracts for which revenue recognition is deferred (See Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). These increases were offset partially by lower distributions from equity-investment earnings and higher interest expense. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the year ended December 31, 2024, primarily included the following:
•$833.9 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system;

•$18.3 million of increases to materials and supplies inventory and other;

•$582.7 million of proceeds related to the sale of several equity investments to third parties;

•$206.2 million of proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party; and

•$30.9 million of distributions received from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2023, primarily included the following:
•$877.7 million of cash paid, net of cash received, for the acquisition of Meritage;

•$735.1 million of capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, and DBM oil system;

•$32.3 million of increases to materials and supplies inventory and other; and

•$39.1 million of distributions received from equity investments in excess of cumulative earnings.

Financing activities. Net cash used in financing activities for the year ended December 31, 2024, primarily included the following:
•$1,275.9 million of distributions paid to WES unitholders and noncontrolling interest owners;

•$610.3 million of net repayments under the commercial paper program;

•$143.9 million to purchase and retire portions of certain of WES Operating’s senior notes via open-market repurchases; and

•$790.3 million of net proceeds from the 5.450% Senior Notes due 2034 issued in August 2024, which will be used to repay a portion of the maturing 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 and for general partnership purposes, including the funding of capital expenditures.

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

Debt and credit facilities. As of December 31, 2024, the carrying value of outstanding debt was $7.9 billion and we have estimated future interest and RCF fee payments totaling $385.1 million in 2025. In addition, we have $1.0 billion senior note borrowings due within the next year and, as of December 31, 2024, have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the year ended December 31, 2024, WES Operating (i) completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034, (ii) purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations, and (iii) entered into an amendment to the RCF to exercise an option to extend the maturity date of the RCF from April 2028 to April 2029, for each extending lender. As of December 31, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet. Subsequent to December 31, 2024, WES Operating retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025.
For additional information on our senior notes, RCF, and commercial paper program, see Note 13—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Finance lease liabilities. We have finance leases with third parties for equipment, vehicles, and an NGLs pipeline in Wyoming. As of December 31, 2024, we have future finance-lease payments of $11.5 million in 2025 and a total of $27.4 million in years thereafter.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in property, plant, and equipment. Revisions in estimated asset retirement obligations may result from changes in estimated asset retirement costs, inflation rates, discount rates, and the estimated timing of settlement. As of December 31, 2024, we expect to incur asset retirement costs of $12.8 million in 2025 and a total of $370.2 million in years thereafter. For additional information, see Note 12—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Operating leases. We have operating leases for equipment supporting our operations, corporate offices, field offices, and easements, with both Occidental and third parties as lessors. As of December 31, 2024, we have future operating-lease payments of $60.5 million in 2025 and a total of $173.7 million in years thereafter. See Note 14—Leases in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Offload commitments. We have offload agreements with third parties providing firm-processing capacity through 2025. As of December 31, 2024, we have future minimum payments under offload agreements totaling $3.4 million for 2025.

Pipeline commitments. We have transportation contracts with volume commitments on multiple pipelines through 2035. As of December 31, 2024, we have estimated future minimum-volume-commitment fees totaling $15.0 million in 2025 and a total of $50.6 million in years thereafter.

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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2024	2023	2022
Net income (loss) attributable to WES	$1,573,571	$1,022,216	$1,217,103
Limited partner interest in WES Operating not held by WES (1)	32,156	20,922	24,899
General and administrative expenses (2)	1,875	2,943	2,656
Other income (expense), net	(252)	(275)	(45)
Income taxes	8	6	7
Net income (loss) attributable to WES Operating	$1,607,358	$1,045,812	$1,244,620
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Year Ended December 31,
thousands	2024	2023	2022
WES net cash provided by operating activities	$2,136,860	$1,661,334	$1,701,426
General and administrative expenses (1)	1,875	2,943	2,656
Non-cash equity-based compensation expense	(581)	(581)	(570)
Changes in working capital	(29,198)	(15,226)	(9,341)
Other income (expense), net	(252)	(275)	(45)
Income taxes	8	6	7
WES Operating net cash provided by operating activities	$2,108,712	$1,648,201	$1,694,133

WES net cash provided by (used in) financing activities	$(1,280,015)	$(67,912)	$(1,398,532)
Distributions to WES unitholders (2)	1,246,069	978,430	735,755
Distributions to WES from WES Operating (3)	(1,246,702)	(1,119,367)	(1,219,635)
Increase (decrease) in outstanding checks	50	(52)	103
Unit repurchases	—	134,602	487,590
Other	27,316	15,472	9,326
WES Operating net cash provided by (used in) financing activities	$(1,253,282)	$(58,827)	$(1,385,393)
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

Impairments of property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control; therefore, the assets acquired were initially recorded at Anadarko’s historical carrying value. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
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

We recognized long-lived asset and other impairments of $6.2 million and $52.9 million for the years ended December 31, 2024 and 2023, respectively. See Note 9—Property, Plant, and Equipment and Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the periods presented.

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
For the year ended December 31, 2024, 95% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.
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

Interest-rate risk. The Federal Open Market Committee increased its target range four times for the federal funds rate in 2023 and decreased its target range three times during the year ended December 31, 2024. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of December 31, 2024, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at December 31, 2024, it would impact the fair value of the senior notes.
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
Management assessed the effectiveness of the Partnership’s and WES Operating’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s and WES Operating’s internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024.

WESTERN MIDSTREAM PARTNERS, LP

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

February 26, 2025

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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
February 26, 2025

WESTERN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP) and Unitholders
Western Midstream Partners, LP:

Opinion on Internal Control Over Financial Reporting

We have audited Western Midstream Partners, LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 26, 2025

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2024	2023	2022
Revenues and other
Service revenues – fee based	$3,248,262	$2,768,757	$2,602,053
Service revenues – product based	215,776	191,727	249,692
Product sales	140,100	145,024	399,023
Other	1,085	968	953
Total revenues and other (1)	3,605,223	3,106,476	3,251,721
Equity income, net – related parties	112,385	152,959	183,483
Operating expenses
Cost of product	172,251	164,598	420,900
Operation and maintenance	880,568	762,530	654,566
General and administrative	271,526	232,632	194,017
Property and other taxes	62,668	56,458	78,559
Depreciation and amortization	650,428	600,668	582,365
Long-lived asset and other impairments (2)	6,206	52,884	20,585
Total operating expenses (3)	2,043,647	1,869,770	1,950,992
Gain (loss) on divestiture and other, net	296,771	(10,102)	103,676
Operating income (loss)	1,970,732	1,379,563	1,587,888
Interest expense	(378,513)	(348,228)	(333,939)
Gain (loss) on early extinguishment of debt	5,403	15,378	91
Other income (expense), net	31,741	5,679	1,603
Income (loss) before income taxes	1,629,363	1,052,392	1,255,643
Income tax expense (benefit)	18,111	4,385	4,187
Net income (loss)	1,611,252	1,048,007	1,251,456
Net income (loss) attributable to noncontrolling interests	37,681	25,791	34,353
Net income (loss) attributable to Western Midstream Partners, LP	$1,573,571	$1,022,216	$1,217,103
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$1,573,571	$1,022,216	$1,217,103
General partner interest in net (income) loss	(36,604)	(23,684)	(27,541)
Limited partners’ interest in net income (loss) (4)	1,536,967	998,532	1,189,562
Net income (loss) per common unit – basic (4)	$4.04	$2.61	$3.01
Net income (loss) per common unit – diluted (4)	$4.02	$2.60	$3.00
Weighted-average common units outstanding – basic (4)	380,397	383,028	394,951
Weighted-average common units outstanding – diluted (4)	382,455	384,408	396,236
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $2.2 billion, $1.8 billion, and $1.8 billion for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(56.5) million, $(68.0) million, and $(18.0) million for the years ended December 31, 2024, 2023, and 2022, respectively, all primarily related to changes in imbalance positions. See Note 6.
(4)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,090,464	$272,787
Accounts receivable, net	701,838	666,637
Other current assets	54,888	52,986
Total current assets	1,847,190	992,410
Property, plant, and equipment
Cost	15,509,910	14,945,431
Less accumulated depreciation	5,795,301	5,290,415
Net property, plant, and equipment	9,714,609	9,655,016
Goodwill	4,783	4,783
Other intangible assets	649,740	681,408
Equity investments	541,435	904,535
Other assets (1)	387,028	233,455
Total assets (2)	$13,144,785	$12,471,607
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$312,945	$362,451
Short-term debt	1,011,032	617,748
Accrued ad valorem taxes	38,319	61,285
Accrued liabilities	329,398	262,572
Total current liabilities	1,691,694	1,304,056
Long-term liabilities
Long-term debt	6,926,647	7,283,556
Deferred income taxes	29,679	15,468
Asset retirement obligations	370,195	359,185
Other liabilities	751,400	480,212
Total long-term liabilities	8,077,921	8,138,421
Total liabilities (3)	9,769,615	9,442,477
Equity and partners’ capital
Common units (380,556,643 and 379,519,983 units issued and outstanding at December 31, 2024 and 2023, respectively)	3,224,802	2,894,231
General partner units (9,060,641 units issued and outstanding at December 31, 2024 and 2023)	10,803	3,193
Total partners’ capital	3,235,605	2,897,424
Noncontrolling interests	139,565	131,706
Total equity and partners’ capital	3,375,170	3,029,130
Total liabilities, equity, and partners’ capital	$13,144,785	$12,471,607
________________________________________________________________________________________
(1)Other assets includes $5.5 million and $5.7 million of NGLs line-fill inventory as of December 31, 2024 and 2023, respectively. Other assets also includes $110.3 million and $96.3 million of materials and supplies inventory as of December 31, 2024 and 2023, respectively.
(2)Total assets includes related-party amounts of $991.1 million and $1.3 billion as of December 31, 2024 and 2023, respectively, which includes related-party Accounts receivable, net of $401.3 million and $358.1 million as of December 31, 2024 and 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $529.7 million and $378.8 million as of December 31, 2024 and 2023, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2021	$2,966,955	$(8,882)	$137,687	$3,095,760
Net income (loss)	1,189,562	27,541	34,353	1,251,456
Distributions to Chipeta noncontrolling interest owner	—	—	(10,736)	(10,736)
Distributions to noncontrolling interest owner of WES Operating	—	—	(24,898)	(24,898)
Distributions to Partnership unitholders	(719,201)	(16,554)	—	(735,755)
Unit repurchases (1)	(487,590)	—	—	(487,590)
Contributions of equity-based compensation from Occidental	2,277	—	—	2,277
Equity-based compensation expense	25,506	—	—	25,506
Net contributions from (distributions to) related parties	1,423	—	—	1,423
Other	(9,328)	—	—	(9,328)
Balance at December 31, 2022	$2,969,604	$2,105	$136,406	$3,108,115
Net income (loss)	998,532	23,684	25,791	1,048,007
Distributions to Chipeta noncontrolling interest owner	—	—	(7,641)	(7,641)
Distributions to noncontrolling interest owner of WES Operating	—	—	(22,850)	(22,850)
Distributions to Partnership unitholders	(955,834)	(22,596)	—	(978,430)
Unit repurchases (1)	(134,602)	—	—	(134,602)
Equity-based compensation expense	32,005	—	—	32,005
Other	(15,474)	—	—	(15,474)
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	1,536,967	36,604	37,681	1,611,252
Distributions to Chipeta noncontrolling interest owner	—	—	(4,372)	(4,372)
Distributions to noncontrolling interest owner of WES Operating	—	—	(25,450)	(25,450)
Distributions to Partnership unitholders	(1,217,075)	(28,994)	—	(1,246,069)
Equity-based compensation expense	37,994	—	—	37,994
Other	(27,315)	—	—	(27,315)
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
_________________________________________________________________________________________
(1)See Note 5 and Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,611,252	$1,048,007	$1,251,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	650,428	600,668	582,365
Long-lived asset and other impairments	6,206	52,884	20,585
Non-cash equity-based compensation expense	37,994	32,005	27,783
Deferred income taxes	14,211	1,044	1,999
Accretion and amortization of long-term obligations, net	9,238	8,151	7,142
Equity income, net – related parties	(112,385)	(152,959)	(183,483)
Distributions from equity-investment earnings – related parties	111,386	155,169	186,153
(Gain) loss on divestiture and other, net	(296,771)	10,102	(103,676)
(Gain) loss on early extinguishment of debt	(5,403)	(15,378)	(91)
Other	248	442	510
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(42,798)	(78,346)	(116,296)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(21,935)	(68,019)	(7,812)
Change in other items, net	175,189	67,564	34,791
Net cash provided by operating activities	2,136,860	1,661,334	1,701,426
Cash flows from investing activities
Capital expenditures (1)	(833,856)	(735,080)	(487,228)
Acquisitions from third parties	(443)	(877,746)	(40,127)
Contributions to equity investments – related parties	(9,690)	(1,153)	(9,632)
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104	63,897
Proceeds from the sale of assets to related parties	—	—	200
Proceeds from the sale of assets to third parties	792,255	(87)	264,121
(Increase) decrease in materials and supplies inventory and other	(18,284)	(32,329)	(9,468)
Net cash provided by (used in) investing activities	(39,168)	(1,607,291)	(218,237)
Cash flows from financing activities
Borrowings, net of debt issuance costs	789,044	2,448,733	1,389,010
Repayments of debt	(143,852)	(1,967,928)	(1,518,548)
Commercial paper borrowings (repayments), net	(610,313)	609,916	—
Increase (decrease) in outstanding checks	(5,622)	3,516	2,206
Distributions to Partnership unitholders (1)	(1,246,069)	(978,430)	(735,755)
Distributions to Chipeta noncontrolling interest owner	(4,372)	(7,641)	(10,736)
Distributions to noncontrolling interest owner of WES Operating	(25,450)	(22,850)	(24,898)
Net contributions from (distributions to) related parties	—	—	1,423
Unit repurchases (1)	—	(134,602)	(487,590)
Other	(33,381)	(18,626)	(13,644)
Net cash provided by (used in) financing activities	(1,280,015)	(67,912)	(1,398,532)
Net increase (decrease) in cash and cash equivalents	817,677	(13,869)	84,657
Cash and cash equivalents at beginning of period	272,787	286,656	201,999
Cash and cash equivalents at end of period	$1,090,464	$272,787	$286,656
Supplemental disclosures
Interest paid, net of capitalized interest	$360,847	$326,948	$355,363
Income taxes paid (reimbursements received)	2,225	4,131	912
Accrued capital expenditures	64,084	99,610	82,353
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Midstream Operating, LP and subsidiaries (WES Operating) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of WES Operating as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
February 26, 2025

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2024	2023	2022
Revenues and other
Service revenues – fee based	$3,248,262	$2,768,757	$2,602,053
Service revenues – product based	215,776	191,727	249,692
Product sales	140,100	145,024	399,023
Other	1,085	968	953
Total revenues and other (1)	3,605,223	3,106,476	3,251,721
Equity income, net – related parties	112,385	152,959	183,483
Operating expenses
Cost of product	172,251	164,598	420,900
Operation and maintenance	880,568	762,530	654,566
General and administrative	269,651	229,689	191,361
Property and other taxes	62,668	56,458	78,559
Depreciation and amortization	650,428	600,668	582,365
Long-lived asset and other impairments (2)	6,206	52,884	20,585
Total operating expenses (3)	2,041,772	1,866,827	1,948,336
Gain (loss) on divestiture and other, net	296,771	(10,102)	103,676
Operating income (loss)	1,972,607	1,382,506	1,590,544
Interest expense	(378,513)	(348,228)	(333,939)
Gain (loss) on early extinguishment of debt	5,403	15,378	91
Other income (expense), net	31,489	5,404	1,558
Income (loss) before income taxes	1,630,986	1,055,060	1,258,254
Income tax expense (benefit)	18,103	4,379	4,180
Net income (loss)	1,612,883	1,050,681	1,254,074
Net income (loss) attributable to noncontrolling interest	5,525	4,869	9,454
Net income (loss) attributable to Western Midstream Operating, LP	$1,607,358	$1,045,812	$1,244,620
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $2.2 billion, $1.8 billion, and $1.8 billion for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 6.
(2)See Note 7 and Note 9.
(3)Total operating expenses includes related-party amounts of $(52.7) million, $(64.7) million, and $(15.0) million for the years ended December 31, 2024, 2023, and 2022, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,084,446	$268,184
Accounts receivable, net	701,814	666,615
Other current assets	53,775	50,468
Total current assets	1,840,035	985,267
Property, plant, and equipment
Cost	15,509,910	14,945,431
Less accumulated depreciation	5,795,301	5,290,415
Net property, plant, and equipment	9,714,609	9,655,016
Goodwill	4,783	4,783
Other intangible assets	649,740	681,408
Equity investments	541,435	904,535
Other assets (1)	383,808	231,644
Total assets (2)	$13,134,410	$12,462,653
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$339,108	$392,752
Short-term debt	1,011,032	617,748
Accrued ad valorem taxes	38,319	61,285
Accrued liabilities	248,589	203,461
Total current liabilities	1,637,048	1,275,246
Long-term liabilities
Long-term debt	6,926,647	7,283,556
Deferred income taxes	29,679	15,468
Asset retirement obligations	370,195	359,185
Other liabilities	744,715	476,844
Total long-term liabilities	8,071,236	8,135,053
Total liabilities (3)	9,708,284	9,410,299
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at December 31, 2024 and 2023)	3,399,650	3,027,031
Total partners’ capital	3,399,650	3,027,031
Noncontrolling interest	26,476	25,323
Total equity and partners’ capital	3,426,126	3,052,354
Total liabilities, equity, and partners’ capital	$13,134,410	$12,462,653
_________________________________________________________________________________________
(1)Other assets includes $5.5 million and $5.7 million of NGLs line-fill inventory as of December 31, 2024 and 2023, respectively. Other assets also includes $110.3 million and $96.3 million of materials and supplies inventory as of December 31, 2024 and 2023, respectively.
(2)Total assets includes related-party amounts of $987.4 million and $1.3 billion as of December 31, 2024 and 2023, respectively, which includes related-party Accounts receivable, net of $401.3 million and $358.1 million as of December 31, 2024 and 2023, respectively. See Note 6.
(3)Total liabilities includes related-party amounts of $555.9 million and $409.5 million as of December 31, 2024 and 2023, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2021	$3,063,289	$29,377	$3,092,666
Net income (loss)	1,244,620	9,454	1,254,074
Distributions to Chipeta noncontrolling interest owner	—	(10,736)	(10,736)
Distributions to WES Operating unitholders	(1,244,533)	—	(1,244,533)
Contributions of equity-based compensation from Occidental	2,277	—	2,277
Contributions of equity-based compensation from WES	24,936	—	24,936
Net contributions from (distributions to) related parties	1,423	—	1,423
Balance at December 31, 2022	$3,092,012	$28,095	$3,120,107
Net income (loss)	1,045,812	4,869	1,050,681
Distributions to Chipeta noncontrolling interest owner	—	(7,641)	(7,641)
Distributions to WES Operating unitholders	(1,142,217)	—	(1,142,217)
Contributions of equity-based compensation from WES	31,424	—	31,424
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	1,607,358	5,525	1,612,883
Distributions to Chipeta noncontrolling interest owner	—	(4,372)	(4,372)
Distributions to WES Operating unitholders	(1,272,152)	—	(1,272,152)
Contributions of equity-based compensation from WES	37,413	—	37,413
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$1,612,883	$1,050,681	$1,254,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	650,428	600,668	582,365
Long-lived asset and other impairments	6,206	52,884	20,585
Non-cash equity-based compensation expense	37,413	31,424	27,213
Deferred income taxes	14,211	1,044	1,999
Accretion and amortization of long-term obligations, net	9,238	8,151	7,142
Equity income, net – related parties	(112,385)	(152,959)	(183,483)
Distributions from equity-investment earnings – related parties	111,386	155,169	186,153
(Gain) loss on divestiture and other, net	(296,771)	10,102	(103,676)
(Gain) loss on early extinguishment of debt	(5,403)	(15,378)	(91)
Other	248	442	510
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(42,796)	(78,324)	(116,296)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(47,822)	(83,332)	(17,189)
Change in other items, net	171,876	67,629	34,827
Net cash provided by operating activities	2,108,712	1,648,201	1,694,133
Cash flows from investing activities
Capital expenditures (1)	(833,856)	(735,080)	(487,228)
Acquisitions from third parties	(443)	(877,746)	(40,127)
Contributions to equity investments – related parties	(9,690)	(1,153)	(9,632)
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104	63,897
Proceeds from the sale of assets to related parties	—	—	200
Proceeds from the sale of assets to third parties	792,255	(87)	264,121
(Increase) decrease in materials and supplies inventory and other	(18,284)	(32,329)	(9,468)
Net cash provided by (used in) investing activities	(39,168)	(1,607,291)	(218,237)
Cash flows from financing activities
Borrowings, net of debt issuance costs	789,044	2,448,733	1,389,010
Repayments of debt	(143,852)	(1,967,928)	(1,518,548)
Commercial paper borrowings (repayments), net	(610,313)	609,916	—
Increase (decrease) in outstanding checks	(5,572)	3,464	2,309
Distributions to WES Operating unitholders (1)	(1,272,152)	(1,142,217)	(1,244,533)
Distributions to Chipeta noncontrolling interest owner	(4,372)	(7,641)	(10,736)
Net contributions from (distributions to) related parties	—	—	1,423
Other	(6,065)	(3,154)	(4,318)
Net cash provided by (used in) financing activities	(1,253,282)	(58,827)	(1,385,393)
Net increase (decrease) in cash and cash equivalents	816,262	(17,917)	90,503
Cash and cash equivalents at beginning of period	268,184	286,101	195,598
Cash and cash equivalents at end of period	$1,084,446	$268,184	$286,101
Supplemental disclosures
Interest paid, net of capitalized interest	$360,847	$326,948	$355,363
Income taxes paid (reimbursements received)	2,225	4,131	912
Accrued capital expenditures	64,084	99,610	82,353
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells natural gas, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of December 31, 2024, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	42	3	—
Natural-gas processing plants/trains	26	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Presentation of the Partnership’s assets. The Partnership’s assets include assets owned and ownership interests accounted for by the Partnership under the equity method of accounting, through its 98.0% partnership interest in WES Operating, as of December 31, 2024 (see Note 7). The Partnership also owns and controls the entire non-economic general partner interest in WES Operating GP, and the Partnership’s general partner is owned by Occidental.

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

In determining fair value, management uses observable market data when available, or models that incorporate observable market data. When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market approach is used, depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset-replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment because results are based on expected future events or conditions, such as contractual rates, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates, and other factors. The market approach uses management’s best assumptions regarding expectations of projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and an assumed multiple of that EBITDA that a willing buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, the assumptions used reflect a market participant’s view of long-term revenues, costs, and other factors and are consistent with assumptions used in the Partnership’s business plans and investment decisions.

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
As of December 31, 2024, there are no negative indications regarding the collectability of significant receivables, and the Partnership will continue to monitor the credit quality of its customer base and assess collectability of these assets as appropriate. The allowance for expected credit losses was immaterial at December 31, 2024 and 2023.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and generally reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2024, imbalance receivables and payables were $7.3 million and $5.2 million, respectively. As of December 31, 2023, imbalance receivables and payables were $5.1 million and $7.2 million, respectively. Net changes in imbalance receivables and payables are reported in Cost of product in the consolidated statements of operations.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Property, plant, and equipment and other intangible assets. Property, plant, and equipment and other intangible assets are stated at historical cost less accumulated depreciation or amortization, or fair value if impaired. Prior long-lived asset acquisitions from Anadarko were transfers of net assets between entities under common control; therefore, the assets acquired were initially recorded at Anadarko’s historical carrying value. The difference between the carrying value of net assets acquired from Anadarko and the consideration paid was recorded as an adjustment to partners’ capital. Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value.
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
Management assesses property, plant, and equipment together with any associated materials and supplies inventory and intangible assets, as described in Note 10, for impairment when events or changes in circumstances indicate their carrying values may not be recoverable. Impairments exist when the carrying value of a long-lived asset exceeds the total estimated undiscounted net cash flows from the future use and eventual disposition of the asset. When alternative courses of action for future use of a long-lived asset are under consideration, estimates of future undiscounted net cash flows incorporate the possible outcomes and probabilities of their occurrence. If an impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its estimated fair value, such that the asset’s carrying value is adjusted down to its estimated fair value with an offsetting charge to Long-lived asset and other impairments. Refer to Note 9 for a description of impairments recorded during the periods presented.

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
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). This standard was adopted on December 31, 2024, using a retrospective approach with no impact to the consolidated financial statements; however, the adoption did result in additional disclosure. See Note 17.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, goodwill represents the allocated historical carrying value of midstream goodwill attributed to the Partnership’s assets previously acquired from Anadarko. The Partnership had allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. Goodwill is evaluated for impairment at the reporting unit level annually, as of October 1, or more often as facts and circumstances warrant. An initial qualitative assessment is performed to determine the likelihood of whether goodwill is impaired. If management concludes, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no goodwill impairment is recorded and further testing is not necessary. If an assessment of qualitative factors does not result in management’s determination that the fair value of the reporting unit more likely than not exceeds its carrying value, then a quantitative assessment must be performed. If the quantitative assessment indicates that the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment is recorded for the amount by which the reporting unit’s carrying value exceeds its fair value through a charge to Goodwill impairment. See Note 10.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Service revenues – fee based is recognized for fee-based contracts in the month of service based on the volumes delivered by the customer. Producers’ wells or production facilities are connected to the Partnership’s gathering systems for gathering, processing, treating, transportation, and disposal of natural gas, NGLs, condensate, crude oil, and produced water, as applicable. Revenues are valued based on the rate in effect for the month of service when the fee is either the same per-unit rate over the contract term or when the fee escalates and the escalation factor approximates inflation. Deficiency fees charged to customers that do not meet their minimum delivery requirements are recognized as services are performed based on an estimate of the fees that will be billed at the completion of the performance period. Because of its significant upfront capital investment, the Partnership may charge additional service fees to customers for only a portion of the contract term (i.e., for the first year of a contract or until reaching a volume threshold), and these fees are recognized as revenue over the expected period of customer benefit, which is generally the life of the related properties. Timing differences between amounts recognized in Service revenues – fee based and the amounts billed to customers are recognized as contract assets or contract liabilities and are amortized over the related contract period.
The Partnership also receives Service revenues – fee based from contracts that have fees that require periodic rate redeterminations based on the related facility cost of service. The cost-of-service rates are calculated using a contractually specified rate of return and estimates, including long-term assumptions for capital invested, receipt volumes, and operating and maintenance expenses. Certain of these cost-of-service agreements also have minimum-volume-commitment demand fees and guaranteed minimum revenues in addition to cost-of-service rates. Such contracts include fixed and variable consideration that are recognized on a consistent per-unit rate over the term of the contract. Annual adjustments are made to the cost-of-service rates charged to customers, and a cumulative catch-up revenue adjustment related to services already provided to the minimum volumes under the contract may be recorded in future periods, with revenues for the remaining term of the contract recognized on a consistent per-unit rate based on the total expected variable consideration under the contract. If the Partnership determines it is probable that a significant reversal in the cumulative catch-up revenue adjustment could occur, the variable consideration may be constrained up to the amount of the probable significant reversal.
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
The Partnership receives aid-in-construction reimbursements for certain capital costs necessary to provide services to customers (i.e., connection costs.) under certain service contracts. Aid-in-construction reimbursements are reflected as a contract liability when received and are amortized to Service revenues – fee based over the expected period of customer benefit, which is generally the life of the related properties. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Defined-contribution plan. Employees of the Partnership are eligible to participate in the Western Midstream Savings Plan, a defined-contribution benefit plan maintained by the Partnership. All regular employees may participate in the plan by making elective contributions that are matched by the Partnership, subject to certain limitations. The Partnership also makes other contributions based on plan guidelines. The Partnership recognized expense related to the plan of $28.9 million, $24.6 million, and $21.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Partnership income taxes. Deferred federal and state income taxes included in the accompanying consolidated financial statements are attributable to temporary differences between the financial statement carrying amount and tax basis of the Partnership’s investment in WES Operating. The Partnership’s accounting policy is to “look through” its investment in WES Operating for purposes of calculating deferred income tax asset and liability balances attributable to the Partnership’s interests in WES Operating. The Partnership had no material uncertain tax positions at December 31, 2024 or 2023.

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
With respect to assets previously acquired from Anadarko, WES Operating recorded Anadarko’s historical federal and state current and deferred income taxes for the periods prior to the acquisition of such assets. For periods beginning on and subsequent to the acquisition, WES Operating is not subject to tax except for the Texas margin tax and, accordingly, does not record deferred federal income taxes related to the acquired assets.
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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. WES Operating had no material uncertain tax positions at December 31, 2024 or 2023.

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
When the Partnership is a lessee at the lease-commencement date, a lease is classified as either operating or finance, and right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of future lease payments over the lease term. As the rate implicit in the Partnership’s leases is generally not readily determinable, the Partnership discounts lease liabilities using the Partnership’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that began in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included as ROU assets. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Partnership will exercise that option. Leases of 12 months or less are not recognized on the consolidated balance sheets. Lease cost is generally recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized over the lease term using the effective interest method. Variable lease payments are recognized when the obligation for those payments is incurred.
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

New accounting pronouncements not yet adopted. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires disclosure of additional information and disaggregation of certain income statement expense line items. The standard will become effective for the Partnership for the fiscal year 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The standard may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to all prior periods presented in the financial statements. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements. The Partnership is currently evaluating the impact this guidance will have on disclosures in the Notes to the Consolidated Financial Statements. This standard will have no impact on the Partnership’s financial statements, but will result in additional disclosure.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Year Ended December 31,
thousands	2024	2023	2022
Revenue from customers
Service revenues – fee based	$3,248,262	$2,768,757	$2,602,053
Service revenues – product based	215,776	191,727	249,692
Product sales	140,100	145,024	399,023
Total revenue from customers	3,604,138	3,105,508	3,250,768
Revenue from other than customers
Other	1,085	968	953
Total revenues and other	$3,605,223	$3,106,476	$3,251,721

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets were $693.9 million and $661.6 million as of December 31, 2024, and December 31, 2023, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

	Year Ended December 31,
thousands	2024	2023
Contract assets balance at beginning of year	$39,292	$22,561
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(7,479)	(6,678)
Additional estimated revenues recognized	3,195	9,487
Cumulative catch-up adjustment for change in estimated consideration	8,178	13,922
Contract assets balance at end of year	$43,186	$39,292

	December 31,
thousands	2024	2023
Other current assets	$12,358	$9,595
Other assets	30,828	29,697
Total contract assets from contracts with customers	$43,186	$39,292

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

	Year Ended December 31,
thousands	2024	2023
Contract liabilities balance at beginning of year	$445,499	$369,285
Cash received or receivable, excluding revenues recognized during the period	193,360	84,336
Revenues recognized that were included in the contract liability balance at the beginning of the period	(28,288)	(15,572)
Cumulative catch-up adjustment for change in estimated consideration	—	(4,363)
Amounts acquired with the acquisition of Meritage (1)	—	11,813
Contract liabilities balance at end of year	$610,571	$445,499

	December 31,
thousands	2024	2023
Accrued liabilities	$11,055	$16,866
Other liabilities	599,516	428,633
Total contract liabilities from contracts with customers	$610,571	$445,499
_________________________________________________________________________________________
(1)See Note 3.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
2025	$1,084,323
2026	1,055,027
2027	952,862
2028	776,533
2029	1,277,655
Thereafter	804,132
Total	$5,950,532

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
The assets acquired, located in Converse, Campbell, and Johnson counties, Wyoming, include approximately 1,500 miles of high- and low-pressure natural-gas gathering pipelines, approximately 380 MMcf/d of natural-gas processing capacity, and the Thunder Creek NGL pipeline, which is a 120 mile, 38 MBbls/d FERC-regulated NGLs pipeline that connects to the processing facility. The acquisition expands the Partnership’s existing Powder River Basin asset base, increasing total natural-gas processing capacity in that region to 440 MMcf/d.
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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2022
March 31	$0.500	$206,197	May 13, 2022	May 2, 2022
June 30	0.500	197,744	August 12, 2022	August 1, 2022
September 30	0.500	197,065	November 14, 2022	October 31, 2022
December 31	0.500	196,569	February 13, 2023	February 1, 2023
2023
March 31 (1)	$0.856	$336,987	May 15, 2023	May 1, 2023
June 30	0.5625	221,442	August 14, 2023	July 31, 2023
September 30	0.575	223,432	November 13, 2023	November 1, 2023
December 31	0.575	223,438	February 13, 2024	February 1, 2024
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
December 31	0.875	340,996	February 14, 2025	February 3, 2025
_________________________________________________________________________________________
(1)Includes the regular quarterly distribution of $0.500 per unit, or $196.8 million, as well as the Enhanced Distribution of $0.356 per unit discussed below.

To facilitate the distribution of available cash, during 2022 the Partnership adopted a financial policy that provided for an additional distribution (“Enhanced Distribution”) to be paid in conjunction with the regular first-quarter distribution of the following year (beginning in 2023), in a target amount equal to Free Cash Flow generated in the prior year after subtracting Free Cash Flow used for the prior year’s debt repayments, regular-quarter distributions, and unit repurchases. In April 2023, the Board approved an Enhanced Distribution of $0.356 per unit, or $140.1 million, related to the Partnership’s 2022 performance, which was paid in conjunction with the regular first-quarter 2023 distribution on May 15, 2023. The Enhanced Distribution was discontinued in 2025 and will not be used in future periods to calculate the distribution of available cash.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PARTNERSHIP DISTRIBUTIONS

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGR Asset Holding Company LLC (“WGRAH”), a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. See Note 5. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2022
March 31	$213,513	May 2022
June 30	213,513	August 2022
September 30	213,513	November 2022
December 31	213,513	February 2023
2023
March 31 (1)	$342,895	May 2023
June 30	226,260	August 2023
September 30	229,446	November 2023
December 31	229,446	February 2024
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
December 31	347,356	February 2025
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

5. EQUITY AND PARTNERS’ CAPITAL
Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of December 31, 2024, Occidental held 165,681,578 common units, representing a 42.5% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 214,875,065 common units, representing a 55.2% limited partner interest in the Partnership.
In August 2024, affiliates of Occidental sold 19.5 million of the Partnership’s common units it held through an underwritten offering. The Partnership did not receive any proceeds from the public offering.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. EQUITY AND PARTNERS’ CAPITAL

Partnership equity repurchases. In 2022, the Board authorized the Partnership to buy back up to $1.25 billion of the Partnership’s common units through December 31, 2024 (the “$1.25 billion Purchase Program”). The common units were purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2024, there were no common units repurchased. During the year ended December 31, 2023, the Partnership repurchased 5,387,322 common units, which included 5.1 million common units repurchased from Occidental, for an aggregate purchase price of $134.6 million. During the year ended December 31, 2022, the Partnership repurchased 19,532,305 common units, which included 10.0 million common units repurchased from Occidental, for an aggregate purchase price of $487.6 million. The units were canceled immediately upon receipt. The $1.25 billion Purchase Program expired as of December 31, 2024.
In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Holdings of WES Operating equity. As of December 31, 2024, (i) the Partnership, directly and indirectly through its ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating and (ii) Occidental, through its ownership of WGRAH, owned a 2.0% limited partner interest in WES Operating, which is reflected as a noncontrolling interest within the consolidated financial statements of the Partnership (see Note 1).

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
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Year Ended December 31,
thousands except per-unit amounts	2024	2023	2022
Net income (loss)
Limited partners’ interest in net income (loss)	$1,536,967	$998,532	$1,189,562
Weighted-average common units outstanding
Basic	380,397	383,028	394,951
Dilutive effect of non-vested phantom units	2,058	1,380	1,285
Diluted	382,455	384,408	396,236
Excluded due to anti-dilutive effect	2	114	554
Net income (loss) per common unit
Basic	$4.04	$2.61	$3.01
Diluted	$4.02	$2.60	$3.00
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2024	2023	2022
Revenues and other
Service revenues – fee based	$2,099,116	$1,773,914	$1,674,959
Service revenues – product based	56,688	16,497	56,907
Product sales	5,704	43,683	63,367
Total revenues and other	2,161,508	1,834,094	1,795,233
Equity income, net – related parties (1)	112,385	152,959	183,483
Operating expenses
Cost of product (2)	(67,414)	(72,903)	(25,447)
Operation and maintenance	10,580	4,618	5,081
General and administrative (3)	350	284	2,338
Total operating expenses	(56,484)	(68,001)	(18,028)
Gain (loss) on divestiture and other, net	—	—	(1,756)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)The year ended December 31, 2022, includes equity-based compensation expense allocated to the Partnership by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

Balance sheets
	December 31,
thousands	2024	2023
Assets
Accounts receivable, net	$401,315	$358,141
Other current assets	6,671	1,260
Equity investments (1)	541,435	904,535
Other assets	41,641	43,216
Total assets	991,062	1,307,152
Liabilities
Accounts and imbalance payables	20,609	38,541
Accrued liabilities	4,717	4,979
Other liabilities (2)	504,415	335,320
Total liabilities	529,741	378,840
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Year Ended December 31,
thousands	2024	2023	2022
Distributions from equity-investment earnings – related parties	$111,386	$155,169	$186,153
Capital expenditures	—	—	(470)
Contributions to equity investments – related parties	(9,690)	(1,153)	(9,632)
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104	63,897
Proceeds from the sale of assets to related parties	—	—	200
Distributions to Partnership unitholders (1)	(604,512)	(494,127)	(372,468)
Distributions to WES Operating unitholders (2)	(25,450)	(22,850)	(24,898)
Net contributions from (distributions to) related parties	—	—	1,423
Unit repurchases from Occidental (3)	—	(127,500)	(252,500)
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
(3)Represents common units repurchased from Occidental. See Note 5.

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2024	2023	2022
General and administrative (1)	$4,130	$3,554	$5,373
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating. The year ended December 31, 2022, includes equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within this Note 6).

Balance sheets
	December 31,
thousands	2024	2023
Other current assets	$6,263	$1,235
Other assets	38,421	41,405
Accounts and imbalance payables (1)	46,773	69,472
Accrued liabilities	4,717	4,662
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Year Ended December 31,
thousands	2024	2023	2022
Distributions to WES Operating unitholders (1)	$(1,272,152)	$(1,142,217)	$(1,244,533)
_________________________________________________________________________________________
(1)Represents distributions paid to the Partnership and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. The years ended December 31, 2023 and 2022, include distributions made from WES Operating to the Partnership that were used to repurchase common units. See Note 4 and Note 5.

Related-party revenues. Related-party revenues include amounts earned by the Partnership from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. The Partnership has significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 34%, 34%, and 35% for the years ended December 31, 2024, 2023, and 2022, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 91%, 86%, and 89% for the years ended December 31, 2024, 2023, and 2022, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 78%, 78%, and 80% for the years ended December 31, 2024, 2023, and 2022, respectively.
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
In October 2024, Kerr-McGee Oil and Gas Onshore LP (“KMOG”), a subsidiary of Occidental, and WES DJ Gathering LLC, a subsidiary of WES, executed an amendment (the “Amendment”) to the Gas Gathering Agreement, dated July 1, 2010, as amended (the “DJ Basin Gas Gathering Agreement”) to add four additional well pads under the agreement. The Amendment also provides for (i) the potential extension of the DJ Gas Gathering Agreement following the primary term through an annual evergreen feature and (ii) a provision that has the effect of extending the primary term of the DJ Basin Gas Gathering Agreement by up to four additional years (through 2033), depending upon when KMOG meets the minimum-volume commitments associated with the newly added well pads.

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

Operating leases. Certain surface-use and salt-water disposal agreements between an affiliate of Occidental and certain wholly owned subsidiaries of the Partnership are classified as operating leases (see Related-party commercial agreement below). In addition, the Partnership has operating leases for field offices with Occidental as the lessor.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED-PARTY TRANSACTIONS

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs, field offices, and easements (see Related-party commercial agreement below) supporting the Partnership’s operations at certain assets. General and administrative expense includes amounts accrued for or paid to Occidental for certain reimbursed expenses pursuant to the provisions of the Partnership’s and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Services in the section above. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

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

Incentive Plans. General and administrative expense for the year ended December 31, 2022 includes non-cash equity-based compensation expense allocated to the Partnership by Occidental for awards granted to the executive officers of the general partner and to other employees prior to their employment with the Partnership under (i) the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as amended and restated, (ii) Occidental’s 2015 Long-Term Incentive Plan, and (iii) Occidental’s Phantom Share Unit Award Plan (collectively referred to as the “Incentive Plans”). General and administrative expense includes costs related to the Incentive Plans of $2.3 million for the year ended December 31, 2022. This amount is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital.

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

thousands	Balance at December 31, 2023	Equity income, net	Contributions	Distributions	Distributions in excess of cumulative earnings (1)	Acquisitions and Divestitures (2)	Balance at December 31, 2024
White Cliffs	$13,248	$3,916	$—	$(3,916)	$(3,446)	$—	$9,802
Rendezvous	10,815	(2,274)	—	(985)	(1,917)	—	5,639
Mont Belvieu JV	88,556	51	—	(442)	(6,047)	(82,118)	—
TEG	15,185	832	—	(855)	(666)	—	14,496
TEP	172,559	27,585	—	(27,837)	(2,247)	—	170,060
FRP	186,551	48,726	—	(46,948)	(4,741)	—	183,588
Whitethorn LLC	144,799	1,185	—	3,326	(4,924)	(144,386)	—
Saddlehorn	101,760	4,200	—	(4,124)	(3,096)	(98,740)	—
Panola	18,716	74	—	(74)	(1,021)	(17,695)	—
Mi Vida	45,424	9,126	—	(10,566)	(1,219)	—	42,765
Red Bluff Express	106,922	18,964	9,690	(18,965)	(1,526)	—	115,085
Total	$904,535	$112,385	$9,690	$(111,386)	$(30,850)	$(342,939)	$541,435
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS

The investment balance in White Cliffs at December 31, 2024, is $23.9 million less than the Partnership’s underlying equity in White Cliffs’ net assets. During the year ended December 31, 2022, the Partnership recognized an impairment loss of $19.9 million that resulted from a decline in value below the carrying value, which was determined to be other than temporary in nature. This investment was impaired to its estimated fair value of $16.1 million, using the income approach and Level-3 fair value inputs, due to a reduction in estimated future cash flows resulting from lower forecasted producer throughput.
The investment balance in Rendezvous at December 31, 2024, includes $17.4 million for the purchase price allocated to the investment in Rendezvous in excess of the historical cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and will be amortized to Equity income, net – related parties in the consolidated statements of operations over the remaining estimated useful life of those facilities.
Management evaluates its equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity investments using commonly accepted techniques and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss in the consolidated statements of operations.
The following tables present the summarized combined financial information for equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2024	2023	2022
Revenues	$699,011	$1,572,120	$1,922,733
Operating income	439,052	619,597	661,779
Net income	441,752	623,593	661,916

	December 31,
thousands	2024	2023
Current assets	$176,058	$302,675
Property, plant, and equipment, net	2,186,172	4,114,540
Other assets	2,349	50,693
Total assets	$2,364,579	$4,467,908
Current liabilities	$75,130	$130,028
Non-current liabilities	7,943	17,920
Equity	2,281,506	4,319,960
Total liabilities and equity	$2,364,579	$4,467,908

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES

The Partnership is not a taxable entity for U.S. federal income tax purposes; therefore, the federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax.
For the year ended December 31, 2024, the variance from the federal statutory rate was primarily impacted by a state margin tax rate increase associated with no longer being included in Occidental’s affiliated group tax return beginning in September 2024 due to Occidental’s sale of 19.5 million of the Partnership’s common units in August 2024 and the resulting decrease in ownership, inclusive of its ownership in WES Operating. For the years ended December 31, 2023 and 2022, the variance from the federal statutory rate was primarily due to the Texas margin tax liability.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2024	2023	2022
Current state income tax expense (benefit)	$3,900	$3,341	$2,188
Deferred state income tax expense (benefit)	14,211	1,044	1,999
Total income tax expense (benefit)	$18,111	$4,385	$4,187

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2024	2023	2022
Income (loss) before income taxes	$1,629,363	$1,052,392	$1,255,643
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Texas margin tax expense (benefit)	18,111	4,385	4,187
Income tax expense (benefit)	$18,111	$4,385	$4,187
Effective tax rate	1%	—%	—%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2024	2023
Depreciable property	$(30,984)	$(15,467)
Other intangible assets	(1,412)	(588)
Other	2,717	587
Net long-term deferred income tax liabilities	$(29,679)	$(15,468)

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. PROPERTY, PLANT, AND EQUIPMENT

A summary of the historical cost of property, plant, and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2024	2023
Land	N/A	$13,041	$12,504
Gathering systems – pipelines	30 years	5,848,865	5,890,607
Gathering systems – compressors	15 years	2,718,145	2,553,602
Processing complexes and treating facilities	25 years	4,046,670	3,745,332
Transportation pipeline and equipment	3 to 48 years	257,289	259,314
Produced-water disposal systems	20 years	1,198,742	1,098,616
Assets under construction	N/A	460,056	479,368
Other	3 to 40 years	967,102	906,088
Total property, plant, and equipment		15,509,910	14,945,431
Less accumulated depreciation		5,795,301	5,290,415
Net property, plant, and equipment		$9,714,609	$9,655,016

“Assets under construction” represents property that is not yet placed into productive service as of the respective balance sheet date and is excluded from capitalized costs being depreciated. “Other” property, plant, and equipment primarily represents asset retirement costs, measurement equipment, capitalized interest, electrical distribution equipment, and computer software and equipment.

Long-lived asset impairments. During the year ended December 31, 2023, the Partnership recognized a long-lived asset impairment of $52.1 million for assets located in the Rocky Mountains due to a reduction in estimated future cash flows resulting from a contract termination notice received in the first quarter of 2023. This asset was impaired to its estimated fair value of $22.8 million. The fair value was measured using the income approach and Level-3 fair value inputs. The income approach was based on the Partnership’s projected future EBITDA and free cash flows, which requires significant assumptions including, among others, future throughput volumes based on current expectations of producer activity and operating costs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. GOODWILL AND OTHER INTANGIBLES

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. The Partnership’s goodwill had been allocated to two reporting units: (i) gathering and processing and (ii) transportation. As of December 31, 2024, the carrying value of goodwill for the gathering and processing reporting unit was zero and goodwill allocated to the transportation reporting unit was $4.8 million. The Partnership’s annual goodwill impairment assessment indicated no impairment for the year ended December 31, 2024.

Other intangible assets. The other intangible assets balance on the consolidated balance sheets includes the fair value, net of amortization, primarily related to (i) contracts assumed in connection with processing plant acquisitions in 2011 that are part of the DJ Basin complex, which are being amortized on a straight-line basis over 38 years, and (ii) contracts assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years.
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
The following table presents the gross carrying value and accumulated amortization of other intangible assets:

	December 31,
thousands	2024	2023
Gross carrying value	$976,629	$979,863
Accumulated amortization	(326,889)	(298,455)
Other intangible assets	$649,740	$681,408

Amortization expense for intangible assets was $31.7 million for each of the years ended December 31, 2024, 2023, and 2022. Intangible asset amortization to be recorded in each of the next five years is estimated to be $31.7 million per year.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2024	2023	2024	2023
Trade receivables, net	$701,225	$665,892	$701,225	$665,892
Other receivables, net	613	745	589	723
Total accounts receivable, net	$701,838	$666,637	$701,814	$666,615

A summary of other current assets is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2024	2023	2024	2023
NGLs inventory	$2,514	$2,557	$2,514	$2,557
Imbalance receivables	7,253	5,056	7,253	5,056
Prepaid insurance	15,418	21,065	14,712	18,571
Contract assets	12,358	9,595	12,358	9,595
Other	17,345	14,713	16,938	14,689
Total other current assets	$54,888	$52,986	$53,775	$50,468

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
	December 31,		December 31,
thousands	2024	2023	2024	2023
Accrued interest expense	$133,365	$124,937	$133,365	$124,937
Short-term asset retirement obligations	12,830	7,606	12,830	7,606
Short-term remediation and reclamation obligations	2,585	5,490	2,585	5,490
Income taxes payable	4,585	2,908	4,585	2,908
Contract liabilities	11,055	16,866	11,055	16,866
Accrued payroll and benefits	66,563	55,237	—	2,243
Short-term lease liabilities	58,897	11,259	58,897	11,259
Other	39,518	38,269	25,272	32,152
Total accrued liabilities	$329,398	$262,572	$248,589	$203,461

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2024	2023
Carrying amount of asset retirement obligations at beginning of year	$366,791	$300,514
Liabilities incurred	10,060	34,929
Liabilities settled	(5,970)	(11,273)
Accretion expense	19,432	15,040
Revisions in estimated liabilities	(7,288)	27,581
Carrying amount of asset retirement obligations at end of year	$383,025	$366,791

Liabilities incurred for the year ended December 31, 2024, primarily related to expansion activity in West Texas. Revisions in estimated liabilities for the year ended December 31, 2024, primarily related to a decrease in expected settlement costs for certain assets in the Rocky Mountains.
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	December 31, 2024			December 31, 2023
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Commercial paper	$—	$—	$—	$613,885	$610,312	$610,312
3.100% Senior Notes due 2025	663,831	663,727	662,457	—	—	—
3.950% Senior Notes due 2025	336,758	336,349	335,209	—	—	—
Finance lease liabilities	10,956	10,956	10,956	7,436	7,436	7,436
Total short-term debt	$1,011,545	$1,011,032	$1,008,622	$621,321	$617,748	$617,748

Long-term debt
3.100% Senior Notes due 2025	$—	$—	$—	$666,481	$665,145	$650,765
3.950% Senior Notes due 2025	—	—	—	349,163	347,938	341,415
4.650% Senior Notes due 2026	440,505	439,637	438,699	467,204	465,705	459,617
4.500% Senior Notes due 2028	342,935	341,123	336,207	357,094	354,665	346,121
4.750% Senior Notes due 2028	336,260	334,753	330,483	382,888	380,747	374,767
6.350% Senior Notes due 2029	600,000	594,270	621,936	600,000	593,069	626,994
4.050% Senior Notes due 2030	1,057,134	1,051,440	992,321	1,104,593	1,097,609	1,036,097
6.150% Senior Notes due 2033	750,000	741,857	764,760	750,000	741,125	780,203
5.450% Senior Notes due 2034	800,000	790,511	772,536	—	—	—
5.450% Senior Notes due 2044	600,000	594,192	534,096	600,000	594,031	545,154
5.300% Senior Notes due 2048	700,000	687,990	595,826	700,000	687,735	614,082
5.500% Senior Notes due 2048	350,000	343,051	304,003	350,000	342,913	312,365
5.250% Senior Notes due 2050	1,000,000	984,494	857,260	1,000,000	984,206	895,440
Finance lease liabilities	23,329	23,329	23,329	28,668	28,668	28,668
Total long-term debt	$7,000,163	$6,926,647	$6,571,456	$7,356,091	$7,283,556	$7,011,688
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Debt activity. The following table summarizes debt activity for the periods presented:

thousands	Carrying Value
Balance at December 31, 2022	$6,785,362
RCF borrowings	1,120,000
Commercial paper borrowings (1)	610,312
Repayments of RCF borrowings	(1,495,000)
Issuance of 6.350% Senior Notes due 2029	600,000
Issuance of 6.150% Senior Notes due 2033	750,000
Repayment of Floating-Rate Senior Notes due 2023	(213,138)
Repayment of 3.100% Senior Notes due 2025	(64,225)
Repayment of 3.950% Senior Notes due 2025	(50,000)
Repayment of 4.650% Senior Notes due 2026	(7,038)
Repayment of 4.500% Senior Notes due 2028	(42,906)
Repayment of 4.750% Senior Notes due 2028	(17,112)
Repayment of 4.050% Senior Notes due 2030	(95,407)
Finance lease liabilities	29,285
Other	(8,829)
Balance at December 31, 2023	$7,901,304
Commercial paper borrowings (repayments), net (1)	(610,312)
Issuance of 5.450% Senior Notes due 2034	800,000
Repayment of 3.100% Senior Notes due 2025	(2,650)
Repayment of 3.950% Senior Notes due 2025	(12,405)
Repayment of 4.650% Senior Notes due 2026	(26,699)
Repayment of 4.500% Senior Notes due 2028	(14,159)
Repayment of 4.750% Senior Notes due 2028	(46,628)
Repayment of 4.050% Senior Notes due 2030	(47,459)
Finance lease liabilities	(1,819)
Other	(1,494)
Balance at December 31, 2024	$7,937,679
________________________________________________________________________________________
(1)Net of borrowings and repayments related to commercial paper notes with original maturities of 90 days or less.

WES Operating Senior Notes. WES Operating issued the Fixed-Rate 3.100% Senior Notes due 2025, 4.050% Senior Notes due 2030, and 5.250% Senior Notes due 2050 and the Floating-Rate Senior Notes due 2023 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2025, 2030, and 2050, were 3.290%, 4.169%, and 5.363%, respectively, at December 31, 2024 and 2023. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the third quarter of 2024, WES Operating completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034. Interest is payable semi-annually on May 15th and November 15th of each year, with the initial interest payment due May 15, 2025. Net proceeds from the offering will be used to repay a portion of the maturing 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 and for general partnership purposes, including the funding of capital expenditures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

During the year ended December 31, 2024, WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations (see Debt activity above) and a gain of $5.4 million was recognized for the early retirement of portions of these notes. As of December 31, 2024, the 3.100% Senior Notes due 2025 and 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet.
During the third quarter of 2023, WES Operating completed the public offering of $600.0 million in aggregate principal amount of 6.350% Senior Notes due 2029. Net proceeds from the offering were used to fund a portion of the aggregate purchase price for the Meritage acquisition (see Note 3), to pay related costs and expenses, and for general partnership purposes. During the second quarter of 2023, WES Operating completed the public offering of $750.0 million in aggregate principal amount of 6.150% Senior Notes due 2033. Net proceeds from the offering were used to repay borrowings under the RCF and for general partnership purposes. In addition, during 2023, WES Operating purchased and retired $276.7 million of certain of its senior notes via open-market repurchases and redeemed the total principal amount outstanding on the Floating-Rate Senior Notes due 2023 at par value with cash on hand. For the year ended December 31, 2023, a gain of $15.4 million was recognized for the early retirement of portions of these notes. Subsequent to December 31, 2024, WES Operating retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025.
As of December 31, 2024, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
The RCF contains certain covenants that limit, among other things, WES Operating’s ability, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate, or allow any material change in the character of its business, enter into certain related-party transactions, and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, certain events of default, and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated EBITDA, as defined in the RCF agreement, for the most-recent four-consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As a result of certain covenants contained in the RCF, our capacity to borrow under the RCF may be limited.
As of December 31, 2024, there were no outstanding borrowings and no outstanding letters of credit, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of December 31, 2024 and 2023, the interest rate on any outstanding RCF borrowings was 5.63% and 6.65%, respectively. The facility-fee rate was 0.20% at December 31, 2024 and 2023. As of December 31, 2024, WES Operating was in compliance with all covenants under the RCF.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT AND INTEREST EXPENSE

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of December 31, 2024, there were no outstanding borrowings under the commercial paper program.

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2024	2023	2022
Long-term and short-term debt	$(377,850)	$(348,393)	$(326,949)
Finance lease liabilities	(2,573)	(1,083)	(414)
Commitment fees and amortization of debt-related costs	(13,305)	(12,395)	(12,212)
Capitalized interest	15,215	13,643	5,636
Interest expense	$(378,513)	$(348,228)	$(333,939)

14. LEASES

Lessee. The Partnership has entered into operating leases for equipment supporting the Partnership’s operations, corporate offices, field offices, and easements, with both Occidental and third parties as lessors. The Partnership has also entered into finance leases with third parties for equipment, vehicles, and an NGLs pipeline in Wyoming.
The following table summarizes information related to the Partnership’s leases:

	December 31,
	2024		2023
thousands except lease terms and discount rates	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets
Other assets	$219,500	$—	$84,279	$—
Net property, plant, and equipment	—	33,771	—	36,958
Total lease assets (1)	$219,500	$33,771	$84,279	$36,958

Liabilities
Accrued liabilities	$58,897	$—	$11,259	$—
Short-term debt	—	10,956	—	7,436
Other liabilities	143,801	—	48,459	—
Long-term debt	—	23,329	—	28,668
Total lease liabilities (1)	$202,698	$34,285	$59,718	$36,104

Weighted-average remaining lease term (years)	4	5	9	6
Weighted-average discount rate (%)	5.7	7.0	4.6	7.1
________________________________________________________________________________________
(1)Includes additions to ROU assets and lease liabilities of $154.1 million and $33.1 million related to operating leases for the years ended December 31, 2024 and 2023, respectively. Includes additions to ROU assets and lease liabilities of $4.3 million and $32.6 million related to finance leases for the years ended December 31, 2024 and 2023, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES

The following table summarizes the Partnership’s lease cost:

	Year Ended December 31,
thousands	2024	2023	2022
Operating lease cost	$17,086	$15,457	$14,767
Short-term lease cost	58,838	48,343	38,875
Variable lease cost	3,773	3,930	5,611
Sublease income	(587)	(311)	(414)
Finance lease cost
Amortization of ROU assets	7,433	3,487	5,377
Interest on lease liabilities	2,573	1,083	414
Total lease cost	$89,116	$71,989	$64,630

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Year Ended December 31,
	2024		2023		2022
thousands	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Operating cash flows	$15,627	$2,573	$14,217	$1,083	$13,616	$229
Financing cash flows	—	6,065	—	3,076	—	4,318

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at December 31, 2024:

	Operating Leases	Finance Leases
2025	$60,469	$11,492
2026	62,650	10,245
2027	63,959	6,787
2028	8,920	6,580
2029	9,230	3,795
Thereafter	29,010	—
Total lease payments	234,238	38,899
Less portion representing imputed interest	31,540	4,614
Total lease liabilities	$202,698	$34,285

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The general partner has the authority to grant equity compensation awards to its outside directors, executive officers, and employees under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (the “2017 LTIP”) and the Western Midstream Partners, LP 2021 Long-Term Incentive Plan (the “2021 LTIP”). These plans are collectively referred to as the “WES LTIPs.” The 2017 LTIP and the 2021 LTIP permit the issuance of up to 3,431,251 and 9,500,000 units, respectively, of which 322,228 and 8,385,682 units, respectively, remained available for future issuance as of December 31, 2024. The Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan expired during the year ended December 31, 2022.
On March 22, 2021, the Board approved the 2021 LTIP. Subject to the capitalization adjustment provisions included in the 2021 LTIP, the total aggregate number of common units that may be delivered with respect to awards under the 2021 LTIP is 9,500,000 (the “2021 LTIP Limit”). Common units withheld from an award or surrendered by a participant to satisfy tax withholding obligations or to satisfy the payment of any exercise price with respect to an award will not be considered to be common units delivered under the 2021 LTIP for purposes of the 2021 LTIP Limit. If any award is forfeited, canceled, exercised, settled in cash, or otherwise terminates or expires without the actual delivery of common units, the common units subject to such award will again be available for awards under the 2021 LTIP. The 2021 LTIP provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, other unit-based awards, cash awards, and a unit award or a substitute award to employees and directors of the Partnership and its general partner.
The Board awards phantom units (the “Awards”) to certain members of the leadership team of the Partnership under the WES LTIPs. The Awards include (i) an award of time-vested phantom units that vest ratably over a period of three years (“Time-Based Awards”), (ii) a market-based award that vests after a performance period of three years based on the Partnership’s relative total unitholder return as compared to a group of peer companies (“TUR Awards”), and (iii) a performance award that vests based on the Partnership’s average return on assets over a performance period of three years (“ROA Awards”). At vesting, the number of vested units for the TUR Awards and the ROA Awards will be determined in accordance with the terms of the respective award agreements that provide for payout percentages ranging from 0% to 200% based on results achieved over the applicable performance period. At vesting, the Awards generally will be settled in Partnership common units. Prior to vesting, the Awards granted in 2020 paid in-kind distributions in the form of Partnership common units. During the years ended December 31, 2023, and 2022, the Partnership issued 3,253 and 13,754 common units, respectively, as in-kind distributions under such Awards. Prior to vesting, the Time-Based Awards granted after 2020 pay distribution equivalents in cash ratably. The TUR and ROA Awards granted after 2020 pay cash distributions at vesting based on actual performance.
In addition, time-vested phantom units may be awarded under the WES LTIPs to non-executive employees and outside directors of the Partnership, which vest ratably over a period of three years and one year from the grant date, respectively. Prior to vesting, the awards to non-executive employees and outside directors pay distribution equivalents in cash.
The equity-based compensation expense attributable to these awards is amortized over the vesting periods applicable to the awards using the straight-line method. Expense is recognized based on the grant-date fair value and recorded, net of actual forfeitures, as General and administrative expense in the consolidated statements of operations. The fair value of the Time-Based Awards and non-executive awards is based on the observable market price of the Partnership’s units on the grant date of the award. The fair value of the TUR Awards is determined using a Monte Carlo simulation at the grant date of the award. The fair value of the ROA Awards is based on the observable market price of the Partnership’s units on the grant date of the award and compensation expense is adjusted quarterly based on the estimated performance rating at vesting. The total fair value of phantom units vested was $38.2 million, $23.4 million, and $21.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, based on the market price at the vesting date. Compensation expense for the WES LTIPs was $38.0 million, $32.0 million, and $25.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Partnership had $49.7 million of estimated unrecognized compensation expense attributable to the WES LTIPs that will be recognized over a weighted-average period of 1.1 years.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EQUITY-BASED COMPENSATION

The following table summarizes time-vested award activity under the WES LTIPs:

	2024		2023		2022
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$26.24	1,736,702	$21.33	1,689,030	$16.97	1,775,672
Granted	29.39	1,393,972	28.19	1,140,789	26.11	866,900
Vested	25.25	(1,018,247)	19.66	(910,062)	16.84	(793,367)
Forfeited	27.87	(298,663)	25.73	(183,055)	21.12	(160,175)
Non-vested units at end of year	28.96	1,813,764	26.24	1,736,702	21.33	1,689,030

The following table summarizes TUR Awards activity under the WES LTIPs:

	2024		2023		2022
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$32.22	463,529	$24.62	388,817	$21.17	325,217
Granted	36.15	360,497	40.44	231,395	37.80	94,173
Vested	22.77	(304,445)	17.79	(155,052)	—	—
Forfeited	37.28	(96,693)	40.22	(1,631)	28.54	(30,573)
Non-vested units at end of year	38.01	422,888	32.22	463,529	24.62	388,817

The following table summarizes ROA Awards activity under the WES LTIPs:

	2024		2023		2022
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Non-vested units at beginning of year	$22.51	463,529	$18.12	388,817	$16.01	325,217
Granted	27.98	407,789	28.48	245,143	25.95	94,173
Vested	15.88	(351,737)	16.27	(168,800)	—	—
Forfeited	28.04	(96,694)	28.38	(1,631)	19.74	(30,573)
Non-vested units at end of year	27.78	422,887	22.51	463,529	18.12	388,817

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of December 31, 2024 and 2023, the consolidated balance sheets included $4.0 million and $7.3 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 11.
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

17. REPORTABLE SEGMENT

Segment overview. The Partnership’s chief operating decision maker (“CODM”) is the Partnership’s President and Chief Executive Officer who assesses performance and allocates resources on a consolidated basis due to the similar nature of services provided to our customers across the Partnership’s domestic asset portfolio. The CODM does not assess performance and allocate resources separately for Western Midstream Operating, LP. Accordingly, the Partnership has a single operating and reportable segment, all the assets of which are in the United States and gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water. See Revenue and cost of product in Note 1.

Performance measures. Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) is used as the performance measure by the Partnership’s CODM in assessing performance and allocating resources to the Partnership’s single operating and reportable segment. Net income (loss) is the most comparable GAAP metric to the performance metric of non-GAAP Adjusted EBITDA. The Partnership defines Adjusted EBITDA as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) interest income, (v) income tax benefit, (vi) other income, and (vii) the noncontrolling interest owners’ proportionate share of revenues and expenses.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. REPORTABLE SEGMENT

Adjusted EBITDA is a non-GAAP financial measure that the CODM utilizes to assess (i) the Partnership’s operating performance as compared to other publicly traded partnerships in the midstream industry, without regard to financing methods, capital structure, or historical cost basis, (ii) the ability of the Partnership’s assets to generate cash flow to make distributions, and (iii) the viability of acquisitions and capital expenditures and the returns on investment of various investment opportunities. The Partnership’s calculation of Adjusted EBITDA may or may not be comparable to similarly titled measures used by others.

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Year Ended December 31,
thousands	2024	2023	2022
Revenues from external customers (1)	$3,604,138	3,105,508	$3,250,768
Other revenues	1,085	968	953
Total revenues and other	3,605,223	3,106,476	3,251,721
Equity income, net – related parties	112,385	152,959	183,483
Less significant expenses: (2)
Operation and maintenance	880,568	762,530	654,566
Cash general and administrative costs (3)	230,103	198,639	165,203
Less other segment items:
Depreciation and amortization	650,428	600,668	582,365
Interest expense	378,513	348,228	333,939
Other (income) expense, net (4)	(31,741)	(5,679)	(1,603)
Income tax expense (benefit)	18,111	4,385	4,187
Other (5)	(19,626)	302,657	445,091
Net income (loss)	$1,611,252	$1,048,007	$1,251,456
_________________________________________________________________________________________
(1)Includes Service revenue - fee based, Service revenue - product based, and Product sales.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)General and administrative expense as presented in the consolidated statements of operations less non-cash equity-based compensation expense and non-cash amortization of cloud-computing arrangements.
(4)Includes interest income earned on cash and cash equivalent balances.
(5)Other includes: (i) Cost of product, (ii) Non-cash equity-based compensation expense, (iii) non-cash amortization of cloud-computing arrangements, (iv) Property and other taxes, (v) Long-lived asset and other impairments, (vi) Gain (loss) on divestiture and other, net, and (vii) Gain (loss) on early extinguishment of debt.

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of December 31, 2024 and 2023, the consolidated balance sheets included $13.1 billion and $12.5 billion, respectively, of total assets, which includes $541.4 million and $904.5 million of assets related to equity investments as of December 31, 2024 and 2023, respectively.
Capital expenditures for additions to long-lived assets were $833.9 million, $735.1 million, and $487.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Part II, Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

Item 9B. Other Information

New Unit Repurchase Program

In February 2025, the Board authorized a buyback program of up to $250.0 million of our common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any particular amount of common units and the program may be suspended or discontinued at our discretion without prior notice.

Extension of DJ Basin Gas Gathering Agreement

On February 26, 2025, WES DJ Gathering LLC (“WDJG”) and KMOG entered into an amendment (“DJ GPA Amendment”) to their Base Contract for Gas Processing (“DJ GPA”), under which WDJG processes gas for KMOG in the DJ Basin. In addition to modifying specific terms of the DJ GPA, the execution of the DJ GPA Amendment had the effect of extending the primary term of the DJ Basin Gas Gathering Agreement through June 30, 2035.

Amendments to Executive Severance Plan

On February 20, 2025, the Western Midstream Partners, LP Executive Severance Plan was amended (as amended, the “Amended and Restated Executive Severance Plan”) to, among other things, modify the definition of “Cause” for purposes of determining eligibility for separation benefits, clarify the timing of payment of certain separation benefits, and provide that certain newly hired or promoted participants will not be eligible for separation benefits until 180 days from their date of hiring or promotion. The foregoing description of the Amended and Restated Executive Severance Plan is qualified in its entirety by the text of such plan, a copy of which will be filed as an exhibit to WES’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025.

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended December 31, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
Our general partner’s Board has seven members, three of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. Our Board has affirmatively determined that Messrs. Kenneth F. Owen, and David J. Schulte, and Ms. Lisa A. Stewart are independent as described in the rules of the NYSE and the Exchange Act.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 21, 2025.

Name	Age	Position with Western Midstream Holdings, LLC
Peter J. Bennett	57	Chairperson of the Board
Oscar K. Brown	54	President, Chief Executive Officer, and Director
Kristen S. Shults	40	Senior Vice President and Chief Financial Officer
Robert W. Bourne (1)	69	Senior Vice President and Chief Commercial Officer
Christopher B. Dial	48	Senior Vice President, General Counsel and Secretary
Catherine A. Green	51	Senior Vice President and Chief Accounting Officer
Daniel P. Holderman	45	Senior Vice President and Chief Operating Officer
Nicole E. Clark	55	Director
Frederick A. Forthuber	61	Director
Kenneth F. Owen	51	Director
David J. Schulte	63	Director
Lisa A. Stewart	67	Director
_________________________________________________________________________________________
(1)Mr. Bourne served as Senior Vice President and Chief Commercial Officer until his retirement on February 18, 2025.

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

Oscar K. Brown Houston, Texas Director since: August 2019 Not Independent Officer since: October 2024
Biography/Qualifications

Mr. Brown has served as President and Chief Executive Officer of our general partner since October 2024, a member of our Board since August 2019, as Chairperson of the Sustainability Committee from February 2021 to October 2024, and as a member of the Compensation Committee since February 2022. From April 2022 to June 2024, Mr. Brown served as Chief Financial Officer of FREYR Battery, which provides industrial scale clean battery solutions to reduce global emissions. Mr. Brown previously served as Senior Vice President, Strategy, Business Development and Supply Chain of Occidental from November 2018 to March 2020. In this role, Mr. Brown was responsible for, among other things, Occidental’s global business development functions and global supply chain management. Mr. Brown also served as Senior Vice President, Corporate Strategy and Business Development from July 2017 to November 2018. Prior to joining Occidental in 2016, Mr. Brown worked at Bank of America Merrill Lynch, where he most recently served as managing director and co-head of Americas Energy Investment Banking. Mr. Brown served as Occidental’s designated representative on the board of directors of Plains All American Pipeline’s governing entity, PAA GP Holdings LLC (NYSE: PAA and PAGP) from August 2017 to September 2019.

Kristen S. Shults Houston, Texas Officer since: May 2022
Biography/Qualifications

Ms. Shults has served as Senior Vice President and Chief Financial Officer of our general partner since May 2022, as Senior Vice President, Finance and Communications of our general partner since May 2021, and as Vice President, Investor Relations and Communications of our general partner since November 2019. Ms. Shults joined Anadarko in 2015 and has over 14 years of experience in the oil and gas industry. During her career at Anadarko, Ms. Shults served in various roles of increasing responsibility throughout Anadarko’s tax organization, including Director of Tax Compliance and Reporting from March 2018 to November 2019 and Worldwide Tax Manager from February 2017 to February 2018. Ms. Shults began her career in the tax practice of Ernst & Young, LLP, and is a Certified Public Accountant.

Robert W. Bourne Houston, Texas Officer since: October 2019
Biography/Qualifications

Mr. Bourne served as Senior Vice President and Chief Commercial Officer of our general partner from October 2019 until his retirement on February 18, 2025. Prior to joining WES, Mr. Bourne served as a member of the board of directors of Altus Midstream Company from November 2018 to August 2019. Mr. Bourne also served as a member of the board of directors and Vice President of Business Development — Marketing of Apache Corporation from April 2017 to August 2019. Prior to joining Apache Corporation, Mr. Bourne served as a consultant advising Smith Production Inc. Mr. Bourne served as Senior Vice President of Business Development at American Midstream GP LLC, the general partner of American Midstream Partners, LP from November 2014 until December 31, 2015. Mr. Bourne has more than 34 years of experience in midstream corporate business development focused on producer and end-user relations and was one of the founding members of the executive management team for Coral Energy.

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

Catherine A. Green Houston, Texas Officer since: October 2019
Biography/Qualifications

Ms. Green has served as Senior Vice President and Chief Accounting Officer of our general partner since May 2021, and as Vice President and Chief Accounting Officer of our general partner from October 2019 to May 2021. Ms. Green joined Anadarko in 2001 and served in a variety of roles throughout the accounting and finance organization, including internal audit, technical U.S. GAAP accounting, internal controls, and as Director, Expenditure Accounting from March 2018 to September 2019. Prior to joining Anadarko, Ms. Green began her career as an auditor with Grant Thornton LLP in the United Kingdom and Houston and is a Chartered Accountant with the Institute of Chartered Accountants in England and Wales.

Daniel P. Holderman Houston, Texas Officer since: August 2022
Biography/Qualifications

Mr. Holderman has served as Senior Vice President and Chief Operating Officer of our general partner since August 2024, as Senior Vice President, South Operations of our general partner since October 2022, and as Senior Vice President and Co-Chief Operating Officer of our general partner from August 2022 to October 2022. Before joining WES, Mr. Holderman served as Director, Delaware Basin Asset for Oxy USA, Inc., a subsidiary of Occidental, assuming the role in November 2018. Previously, Mr. Holderman had served as the Asset Manager overseeing Occidental’s Midland Basin assets in West Texas, assuming that role in June 2017. Mr. Holderman joined Occidental in December 2013, and held various engineering and operations leadership roles across drilling, completions, and production operations. Prior to joining Occidental, Mr. Holderman had nine years of experience in engineering, upstream operations, and commercial roles with ExxonMobil.

Nicole E. Clark Houston, Texas Director since: December 2020 Not Independent
Biography/Qualifications

Ms. Clark has served as a member of our Board since December 2020, as a member of the Sustainability Committee since February 2021 and as its Chairperson since October 2024, and as a member of the Compensation Committee since February 2022. Ms. Clark presently holds the position of Vice President, Corporate Secretary, Chief Compliance Officer, and Deputy General Counsel at Occidental, having joined Occidental in 2014. Prior to joining Occidental, Ms. Clark was Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer at a private equity-backed industrial distributor to the energy and petrochemicals markets. Before that, Ms. Clark was a Partner at Vinson & Elkins LLP, where she specialized in mergers and acquisitions, securities regulation and corporate governance. She began her legal career as an Associate with Wachtell, Lipton, Rosen & Katz where she practiced corporate law. Prior to becoming an attorney, Ms. Clark was an auditor at Arthur Andersen LLP.

Frederick A. Forthuber Houston, Texas Director since: December 2021 Not Independent
Biography/Qualifications

Mr. Forthuber has served as a member of our Board and the Sustainability Committee since December 2021. He currently serves as President of Oxy Energy Services, LLC, a subsidiary of Occidental. In this role, Mr. Forthuber has global functional responsibility for midstream and marketing of crude oil, natural gas liquids, and natural gas. In addition, Mr. Forthuber has global functional responsibility for Health and Safety. Mr. Forthuber has more than 39 years of industry experience in oil and gas operations. He has held positions of increasing responsibility in engineering and project management since joining Occidental with the acquisition of Altura Energy in 2000. Most recently, he served as Vice President, Worldwide Operations for Occidental Oil and Gas Corporation. Prior to joining Occidental, Mr. Forthuber served in engineering roles for Altura Energy and Exxon. Since June 2023, Mr. Forthuber has served on the Board of Directors of Net Power, Inc., an NYSE listed company focused on renewable energy. In addition, Mr. Forthuber currently serves as the Vice Chairman for the Midstream Committee of the American Petroleum Institute.

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

David J. Schulte Kansas City, Missouri Director since: September 2020 Independent
Biography/Qualifications

Mr. Schulte has served as a member of our Board, Chairperson of the Special Committee, and a member of the Audit Committee since September 2020. From September 2010 to June 2024, Mr. Schulte served on the board of, and as Chief Executive Officer of, CorEnergy Infrastructure Trust, Inc., the first publicly traded energy infrastructure real estate investment trust. In February 2024, CorEnergy filed a Chapter 11 bankruptcy case in the Western District of Missouri. Mr. Schulte was also a co-founder and a Managing Director of Tortoise Capital Advisors where, from 2002 to 2015, he served on the investment committee and as a leader of new fund development, and as President of several NYSE listed closed-end funds. With assets under management of $16 billion when he left to lead CorEnergy, Tortoise had been a pioneer in developing funds focused on listed energy infrastructure debt and equity securities, including the first closed-end master limited partnership fund in 2004. Prior to co-founding Tortoise, Mr. Schulte had professional experience in private equity, including energy distribution companies, investment banking, and securities law. Mr. Schulte also served on the board of directors and audit committee for Elecsys Corporation from 1995 to 1999, and on the board of directors and audit committee for Inergy, L.P. from 2001 to 2005. In addition, he serves on the board of Neighborhood Legal Support of Kansas City, a non-profit law firm working to remedy urban blight. Mr. Schulte is an attorney and Certified Public Accountant (both non-practicing), as well as a Chartered Financial Analyst.

Lisa A. Stewart Houston, Texas Director since: September 2020 Independent
Biography/Qualifications

Ms. Stewart has served as a member of our Board, and as a member of the Audit Committee and Special Committee, since September 2020, and as Chairperson of the Compensation Committee since February 2022. Ms. Stewart serves as Executive Chairman of Sheridan Production Partners, a position she has held since April 2020. From the founding of Sheridan in 2006, she served as Chairman, Chief Executive Officer and Chief Investment Officer overseeing all aspects of Sheridan acquisitions and the implementation of Sheridan’s strategy. In September 2019, eight Sheridan entities for which Ms. Stewart served as an executive officer filed a Chapter 11 bankruptcy case in the Southern District of Texas. Ms. Stewart has more than 43 years of experience in the oil and gas industry in engineering and management positions. Prior to founding Sheridan, Ms. Stewart served as Executive Vice President of El Paso Corporation and President of El Paso E&P and other non-regulated businesses. Prior to her time at El Paso, Ms. Stewart spent 20 years at Apache, leaving in January 2004 as Executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. From December 2019 to March 2024, Ms. Stewart served as an Independent Director of Jadestone Energy, an AIM-listed public energy company focused on Southeast Asia. Ms. Stewart is currently a director of Coterra Energy, an NYSE listed energy company focused in the Permian Basin, Anadarko Basin, and Marcellus Shale.

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

Board Committees

The Board has four standing committees: the Audit Committee, the Special Committee, the Sustainability Committee, and the Compensation Committee.

Audit Committee. The Audit Committee is composed of three independent directors, Messrs. Owen (Chairperson) and Schulte, and Ms. Stewart, each of whom understands fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Ethics and Business Conduct. The Audit Committee held four meetings during 2024.
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

Special Committee. The Special Committee is composed of three independent directors, Messrs. Schulte (Chairperson) and Owen, and Ms. Stewart. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Occidental). The Special Committee will determine, as set forth in our partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its related parties, including Occidental. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Sustainability Committee. The Sustainability Committee is composed of two non-independent directors, Ms. Clark (Chairperson) and Mr. Forthuber. The Sustainability Committee assists the Board in overseeing environmental, social, and governance matters, including those related to sustainability and climate change, that are relevant to the Partnership’s activities and performance, and devoting appropriate attention and effective response to stakeholder concerns regarding such matters.

Compensation Committee. In February 2022, the Board established a compensation committee to assist the Board in evaluating, designing, and recommending to the Board for approval, compensation of our executive officers and non-employee directors. The Compensation Committee is composed of one independent director, Ms. Stewart (Chairperson), and three non-independent directors, Ms. Clark, Mr. Bennett and Mr. Brown, who recuses himself from discussions and decisions regarding his compensation. The Compensation Committee held four meetings during 2024.

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

Director Attendance

The Board of Directors held 10 meetings in 2024. Each of the directors attended 100% of the aggregate number of regularly scheduled meetings of the Board and of the Board committees on which he or she served and which were held during the period that each director served.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Code of Ethics, Corporate Governance Guidelines, and Board Committee Charters

Our general partner has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, and all other senior financial and accounting officers of our general partner. Our Code of Ethics is also applicable to all WES employees. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, we will disclose the information on our website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.
We make available free of charge, within the “Governance” section of our website at www.westernmidstream.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Audit Committee charter, Special Committee charter, Sustainability Committee charter, and Compensation Committee charter. Requests for print copies may be directed to investors@westernmidstream.com or to: Investor Relations, Western Midstream Partners, LP, 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380, or telephone (832) 636-1009. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides a description of the material elements, objectives, and principles of WES’s 2024 executive compensation program for its named executive officers (“NEOs”), recent compensation decisions, and the factors the Compensation Committee and the Board considered in making those decisions.

2024 Named Executive Officers

Oscar K. Brown President and Chief Executive Officer	Kristen S. Shults Senior Vice President and Chief Financial Officer	Robert W. Bourne Senior Vice President and Chief Commercial Officer	Christopher B. Dial Senior Vice President, General Counsel and Secretary	Daniel P. Holderman Senior Vice President and Chief Operating Officer

In addition, Mr. Michael P. Ure, former President and Chief Executive Officer, and Mr. Alejandro O. Nebreda, former Senior Vice President, Business Services, were identified as named executive officers for 2024.

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

In 2024, our Board took the following key actions related to executive compensation:

•Conducted an annual review of compensation for our executive officers and made changes to their base salaries, target bonus opportunities, and long-term incentive awards;
•Reviewed our annual cash incentive program design and metrics to confirm their continuing alignment with the Partnership’s overall business strategy;
•Upon the appointment of Mr. Brown as President and Chief Executive Officer, reviewed and approved his compensation package;
•Approved a discretionary bonus pool for the Partnership’s non-CEO Section 16 officers, which includes the NEOs other than Mr. Brown (the “S16 Discretionary Bonus Pool”); and
•Reviewed the peer group used to benchmark compensation for our executive officers, and made changes, as applicable, to the peer group used to determine the performance of our total unitholder (“TUR”) return incentive awards.

These actions were taken to further align our executive compensation program with WES’s overall strategy, ensure our compliance with applicable regulations, provide for the attraction and retention of executive talent, and align our executive officers’ interest with those of our long-term unitholders.

2024 Business and Performance Highlights

2024 was a year of remarkable achievements for WES, as it continued to grow its core businesses and improve its operations. In particular, during the 2024 fiscal year WES:

•Achieved record annual natural-gas throughput of 5.1 Bcf/d attributable to WES.

•Achieved annual crude-oil and NGLs throughput of 530 MBbls/d attributable to WES.

•Gathered record annual produced-water throughput of 1,124 MBbls/d attributable to WES.

•Achieved year-over-year throughput growth across all products in the Delaware Basin of 14 percent, for both natural gas and crude oil and NGLs, and 11 percent for produced water.

•Divested multiple non-operated, non-core assets for $794.8 million, the proceeds of which were used to reduce long-term debt back towards pre-Meritage Midstream acquisition levels.

•Commenced operations of the 300 MMcf/d Mentone III processing train in the Delaware Basin and materially progressed construction of the 250 MMcf/d North Loving processing train that is expected to commence operations by the end of the first quarter 2025.

•Executed on our capital return framework by returning $1.246 billion to unitholders in 2024, which included a 52-percent increase in our distribution in May 2024, and achieved our year-end 2024 leverage ratio target of 3.0 times by the end of third quarter 2024.

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

Compensation Philosophy and Objectives of our Compensation Program

Our Board is committed to a compensation philosophy that is designed to align the interests of our executive officers with those of our unitholders by linking compensation to the achievement of performance goals established to foster the creation of long-term value. The Compensation Committee works with its compensation consultant to assist the Board in developing a compensation framework that aligns the interests of our executive officers with those of our unitholders through a culture of equity ownership and an executive compensation program that is more heavily weighted toward at-risk compensation. In developing WES’s executive compensation program, the Compensation Committee intends to design a total compensation package for its executive officers, including the NEOs, that generally provides for, approximately (i) median market annual base compensation, (ii) incentive-based compensation composed of short-term incentives targeted slightly above the median market (i.e., approximately the 50th-60th percentile of market), and (iii) long-term incentives that are targeted to have grant values within the third-quartile of market.

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
The Board and the Compensation Committee believe the design of our executive compensation program, and the Compensation Committee’s decisions and outcomes in 2024, support our compensation philosophy and objectives by ensuring:

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

Administration of Executive Compensation Program and Methodology

Role of the Compensation Committee. Our Compensation Committee, one member of which is an independent director, is appointed by the Board to set our compensation philosophy and objectives as well as design our executive compensation program. The Compensation Committee is responsible for, among other things, the following:

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

What We Do ✓
•Align executive officer pay with performance by structuring at least 85% of pay as at-risk
•Emphasize long-term performance in our equity incentive awards
•Provide an appropriate mix of fixed and variable pay to encourage retention and increase long-term and sustainable unitholder value
•Use appropriate peer group comparisons to determine compensation
•Maintain a compensation committee, advised by an independent compensation consultant, that makes recommendations to the Board for approval
•Require executive officers to maintain a meaningful equity ownership position via unit ownership
•Pay distributions on performance unit awards only at the end of the performance period, based on units earned
•Employ a clawback policy governing our incentive-based compensation
•Provide for “double trigger” severance benefits in the event of a change of control and qualifying termination

What We Don’t Do X
•Provide excessive perquisites or personal benefits to our executive officers
•Allow short-selling or hedging of company securities
•Provide excise tax gross-ups
•Offer guaranteed bonuses
•Have automatic base salary increases

Role of the Compensation Consultant. For the 2024 calendar year, the Compensation Committee retained Zayla Partners as its independent compensation consultant to provide advice on various executive compensation matters. Zayla Partners has served as the Compensation Committee’s consultant since 2023. In 2024, Zayla Partners provided guidance on our benchmarking peer group, TUR performance peer group, pay levels, pay mix, and overall executive compensation program design. The independent executive compensation consultant reports directly to the Compensation Committee and the Board and provides no other material services to us.

Benchmarking Peers. With assistance from Zayla Partners, the Compensation Committee evaluated several factors when determining an appropriate peer group of companies to use for benchmarking 2024 compensation. These factors included: similar midstream businesses of comparable size and scope, comparable executive roles and responsibilities, similar structure (largely independent strategy and governance (whether MLP or corporation)), and companies that are in competition for the same senior executive talent. After careful review and in consultation with Zayla Partners, the Compensation Committee approved the Partnership’s peer group used to evaluate 2024 compensation decisions. The 2024 benchmarking peer group is listed below:

Antero Midstream Corporation	Magellan Midstream Partners, L.P. (4)
Cheniere Energy, Inc.	NiSource Inc.
Crestwood Equity Partners LP (1)	NuStar Energy, L.P. (5)
DT Midstream, Inc.	ONEOK, Inc.
Energy Transfer LP	Plains All American Pipeline, L.P.
EnLink Midstream, LLC (2)	Targa Resources Corp.
Equitrans Midstream Corporation (3)	Tellurian Inc. (6)
Genesis Energy, L.P.	The Williams Companies, Inc.
_________________________________________________________________________________________
(1)Crestwood Equity Partners LP was acquired by Energy Transfer, LP as of November 3, 2023.
(2)EnLink Midstream, LLC was acquired by ONEOK, Inc. as of January 31, 2025.
(3)Equitrans Midstream Corporation was acquired by EQT Corporation as of July 22, 2024.
(4)Magellan Midstream Partners, L.P. was acquired by ONEOK, Inc. as of September 25, 2023.
(5)NuStar Energy, L.P. was acquired by Sunoco, LP as of May 3, 2024.
(6)Tellurian, Inc. was acquired by Woodside Energy Group Ltd as of October 9, 2024.

Benchmarking Data. To assist in reviewing the design and structure of our executive compensation program, Zayla Partners provided the Compensation Committee with an independent assessment of the compensation programs and practices in our peer group. This assessment included compensation data and program design information that was obtained from the most recent public filings for each peer company. In establishing competitive compensation benchmark levels, Zayla Partners blended the publicly disclosed peer group data with published third-party survey data. The published survey data was gathered based on industry and company size (revenues from $1.0 billion to $6.0 billion) and included the following surveys: Willis Towers Watson Industry Executive Survey, Mercer Total Compensation Survey for the Energy Sector and the Economic Research Institute Executive Compensation Assessor Data for Pipeline and Midstream Services. In establishing the general structure and levels of the officers’ compensation packages, the Compensation Committee reviewed 25th, 50th, and 75th percentile benchmark data; however, in making specific officer compensation decisions, the Board has taken into account other considerations as noted above and below.

Role of Executive Officers in Setting Executive Compensation. The Board, after reviewing the information provided by Zayla Partners and considering the recommendation of the Compensation Committee and other factors described below, determines, with input from Zayla Partners and the Compensation Committee, each element of compensation for the CEO. When making determinations about each element of compensation for our other executive officers, the Board also considers recommendations from the Compensation Committee and the CEO. Additionally, at the Board’s request, our executive officers and the Compensation Committee may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Board is under no obligation to implement these recommendations. Executive officers and others may also attend Board meetings when invited to do so, but the executive officers do not attend when their individual compensation is being discussed.

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

2024 Annual Compensation Program

We believe that compensation for our NEOs should be competitive within our stated peer group and any rewards should be directly linked to the interests of our unitholders. Our executive compensation program includes a mix of direct and indirect compensation elements. The performance metrics for our short-term and long-term incentive programs include a balance of both financial and operational targets that align with our business strategy. A majority of our executive officers’ total compensation opportunity is performance-based; however, we do not have a specified formula that dictates the overall weighting of each element. Our Board has established an annual target total compensation program designed to support WES’s long-term strategic objectives and be competitive with industry practices.
As illustrated in the charts below, a majority of our executive officers’ targeted annual direct compensation is at-risk, including 87% for our CEO and 85% on average, for our other NEOs. Further, 83% of our current CEO’s targeted annual direct compensation, and on average 73% for our other NEOs, is tied directly to WES’s unit performance through their annual long-term incentive awards.
We note that Mr. Brown’s executive compensation for 2024 included a target bonus based on the date of his appointment as President and CEO relative to the end of the year and a time-based equity award, but did not include ROA Units or TUR Units, which was reflective of his appointment as President and CEO late in the calendar year. The Board expects Mr. Brown’s equity-based compensation for future years to include a combination of time- and performance-based equity awards.

Targeted Annual Direct Compensation

The charts above are based on the following compensation elements, as discussed under Analysis of 2024 Compensation Actions: base salaries approved in 2024; 2024 target bonus opportunities; and the target value of the 2024 annual long-term incentive awards. The charts do not include allocations to the non-CEO NEOs under the S16 Discretionary Bonus Pool, if any.

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

Element	Award	Performance Metrics	Purpose
Base Salary	Cash	N/A	Provides a fixed level of competitive compensation based on performance, expertise, and experience to attract and retain executive talent.
Equity-Based Awards	Time-Based Units (50% of award)	Absolute Unit Price	Time-based Units align with absolute unit price and provide retentive value, especially in a volatile industry.
	ROA Units (25% of award)	3-Year Return on Assets	ROA Units reward sustained financial performance by providing an incentive for NEOs to focus on efficiently managing WES’s assets to generate earnings and provide a retentive value.
	TUR Units (25% of award)	3-Year Relative Total Unitholder Return	TUR Units reward unit price performance relative to our industry performance peer group, align the interests of our NEOs with that of our unitholders, and provide a retentive value.
Annual Cash Incentives	Company Performance Cash Bonus	Adjusted EBITDA Free Cash Flow System Operability TRIR Volunteer Participation Greenhouse Gas
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

Analysis of 2024 Compensation Actions

The following is a discussion of the specific actions taken by the Board in 2024 related to each of our direct compensation elements. Each element is reviewed annually, unless circumstances, such as a promotion, other change in responsibilities, significant corporate event or a material change in market conditions, require a more frequent review.

Base Salary. In setting base salary levels for each of the NEOs, the Board considered a number of factors, including each executive’s experience, individual performance, internal pay equity, development, and other individual or organizational circumstances, including the current market and business environment.

Name	Salary Approved in 2023 ($)	Salary Approved in 2024 ($)	% Change
Mr. Brown (1)	—	950,000	—%
Ms. Shults	500,000	515,000	3.0%
Mr. Dial	500,000	515,000	3.0%
Mr. Bourne	500,000	515,000	3.0%
Mr. Holderman (2)	—	515,000	—%
Mr. Ure (3)	900,000	930,000	3.3%
Mr. Nebreda (4)	500,000	515,000	3.0%
________________________________________________________________________________________
(1)Mr. Brown was not an NEO for the year 2023.
(2)Mr. Holderman was not an NEO for the year 2023.
(3)Mr. Ure ceased being President and CEO of the general partner, and a director of the Board, effective October 28, 2024, and departed the company on December 31, 2024.
(4)Mr. Nebreda departed from the general partner effective August 5, 2024.

The Board approved the salaries noted above after taking into account the peer benchmark data for the respective positions, and internal compensation alignment considerations for the non-CEO NEOs. The salary increases positioned each incumbent NEO’s base salary slightly above or below the median of the peer benchmark data, and are in line with our stated compensation philosophy of providing annual base compensation that approximates the median of our benchmark peer group.

Equity-Based Long-term Incentive Awards. Our long-term incentive program aligns our NEOs’ interests with those of our unitholders by providing them with the opportunity to earn compensation based on WES’s success. Our Board did not make changes in 2024 to the general structure of our equity-based long-term incentive program, which consists of a combination of time- and performance-based unit awards. This use of both time- and performance-based unit awards is intended to provide a combination of equity-based vehicles that are performance-based in absolute and relative terms while also encouraging retention. Our equity-based long-term incentive program is designed to reward our executive officers for sustained long-term unit performance. This program represents 83% of targeted annual direct compensation for our CEO and an average of 73% for our other NEOs.

Time-Based Units. These units, reflecting 50% of the overall 2024 annual long-term incentive awards for our non-CEO NEOs, vest annually over a three-year period, subject to the NEO’s continued service through the applicable vesting date. Upon vesting, the awards are settled in WES units. Distribution equivalent rights for time-based awards are paid in cash on a current basis during the vesting period. Our Board has determined that granting time-based units aligns the interests of our NEOs with our unitholders and, provides a forfeitable ownership stake to encourage executive retention.

Return on Asset (“ROA”) Performance Units (“ROA Units”). The Board established ROA as a performance criterion for 25% of the 2024 annual long-term incentive awards made to our non-CEO NEOs. ROA is calculated each year during a three-year performance period as follows:

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

Total Unitholder Return (“TUR”) Performance Units (“TUR Units”). The Board established relative TUR as a performance criterion for 25% of the 2024 annual long-term incentive awards made to our non-CEO NEOs. The units vest based on our TUR performance ranking relative to our peer group over a three-year performance period, with TUR calculated as follows:

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

Average Closing Common Unit Price for the 30 trading days preceding the beginning of the performance period

For the 2024 TUR awards, Zayla Partners reviewed the industry peer group and recommended adding companies, as appropriate, to expand or replace those that were acquired during the previous year. The industry peer group for our 2024 TUR awards is listed below. Companies that were added to the peer group for the 2024 TUR awards are marked with an asterisk.

Antero Midstream Corporation	Kinder Morgan, Inc.*
DT Midstream, Inc.*	Kinetik Holdings Inc.
Energy Transfer LP	MPLX LP
EnLink Midstream, LLC (1)	ONEOK, Inc.
Enterprise Products Partners L.P.	Plains All American Pipeline, L.P.
Equitrans Midstream Corporation (2)	Targa Resources Corp.
Genesis Energy LP	The Williams Companies, Inc.
Hess Midstream LP*
_________________________________________________________________________________________
(1)EnLink Midstream, LLC was acquired by ONEOK, Inc. on January 31, 2025.
(2)Equitrans Midstream Corporation was acquired by EQT Corporation in July 2024.

For the 2024 TUR awards, if during the performance period, a peer company files for bankruptcy or fails to meet the listing requirements of the relevant securities exchange, then the Partnership will drop such company to the bottom of the relative TUR percentile ranking. If during the performance period, a peer company is acquired, ceases to exist, ceases to be publicly traded, spins off 25% or more of its assets, or sells all or substantially all of its assets (as applicable, an “Impacted Peer”), then the Compensation Committee may, in its discretion, (i) drop such company out of the peer group and recalculate the results, (ii) applying conventions the Compensation Committee deems appropriate under the circumstances, calculate such company’s ranking position at the time of such event and “freeze” its relative TUR percentile ranking, or (iii) drop such company to the bottom of the relative TUR ranking. The Board’s determination in this regard may be made at any point prior to certifying the performance results of the 2024 TUR awards. This approach grants the Compensation Committee the discretion to address unusual situations affecting our peer companies and ensures that the 2024 TUR awards remain aligned with the Partnership’s compensation philosophy and objectives.
Our payout scale for the 2024 TUR awards strengthens our link to performance by rewarding top quartile performance with a maximum payout of 200% of target and providing for a zero payout for bottom quartile performance. The actual number of TUR Units earned for the three-year performance period will be based on WES’s relative TUR performance during the performance period. For the 2024 TUR awards, the following table reflects the payout scale used to determine the number of TUR Units earned. In the event performance falls between a whole percentile figure listed in the table below, the payout will be interpolated linearly.

WES TUR Payout Schedule
3 Year TUR Performance	< 25th Percentile	≥ 25th Percentile	≥ 50th Percentile	≥ 75th Percentile
Payout Percentage of Target	0%	50%	100%	200%

The number of TUR Units earned will be paid in the form of WES units after the end of the performance period and after the Board has certified our relative TUR performance. Distribution equivalent rights for TUR Units paid prior to the settlement of such TUR Units are accrued and paid in cash at the end of the performance period based on the actual performance of the underlying award.

Equity Awards Granted in 2024. In 2024, the Board approved the below annual long-term incentive awards. These awards are included in the Grants of Plan-Based Awards Table. In determining the annual equity awards, and in accordance with our compensation philosophy, the Board took into consideration our peer benchmarking data, internal pay equity, retention concerns, and current NEO unit ownership levels. The target value of the 2024 annual equity awards granted to the NEOs reflect an increase of approximately 36%, on average, compared to their prior year target value of annual awards. The target long-term incentive award increases generally position each of the NEO awards between the 50th and 75th percentiles of the benchmark data, with two of the NEOs positioned above the 75th percentile because of internal pay equity considerations.

Time-Based Award to Mr. Brown. Upon Mr. Brown’s appointment as President and CEO of the general partner effective October 28, 2024, the Board, upon approval and recommendation by the Compensation Committee, approved a special grant of time-based units valued at $6,000,000, which will vest annually over a three-year period subject to Mr. Brown’s continued service through the applicable vesting periods. This award comprises the entirety of Mr. Brown’s equity-based awards for the year 2024 in connection with his executive service. In granting Mr. Brown this award, the Board wished to create retentive value and to align Mr. Brown’s interests with those of our long-term unitholders. Given that Mr. Brown’s appointment occurred late in the fiscal year, his special award included time-based units only. The Board expects Mr. Brown’s equity-based compensation for future years to include a combination of time- and performance-based equity awards commensurate with the Partnership’s executive compensation philosophy discussed above.

	Total Target LTI Value ($) (1)	Time-Based Units (50%)		TUR Units (25%)		ROA Units (25%)
Name		Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)	Number of Units (#)	Target Value ($)
Mr. Brown (2)	6,000,000	157,978	6,000,000	—	—	—	—
Ms. Shults	2,500,000	44,819	1,250,000	22,409	625,000	22,409	625,000
Mr. Dial	2,500,000	44,819	1,250,000	22,409	625,000	22,409	625,000
Mr. Bourne	2,500,000	44,819	1,250,000	22,409	625,000	22,409	625,000
Mr. Holderman	2,500,000	44,819	1,250,000	22,409	625,000	22,409	625,000
Mr. Ure (3)	8,400,000	150,592	4,200,000	75,296	2,100,000	75,296	2,100,000
Mr. Nebreda (4)	2,500,000	44,819	1,250,000	22,409	625,000	22,409	625,000
_________________________________________________________________________________________
(1)Target LTI values approved by the Board vary from those reported in the Summary Compensation Table and Grants of Plan-Based Awards in 2024 Table, which are calculated in accordance with FASB ASC Topic 718.
(2)Mr. Brown’s values include his special award, discussed above.
(3)Per the terms of Mr. Ure’s Transition and Separation Agreement, outstanding time-based awards held by Mr. Ure under any equity incentive plan maintained by the Partnership as of his final separation date will become vested on a pro rata basis on such date. Such awards will generally be settled within sixty (60) days following the applicable vesting date.
(4)Per the terms of Mr. Nebreda’s award agreements, upon his departure from the general partner, he received a prorated portion of these awards.

Performance Unit Awards — Results for the Performance Period Ended December 31, 2024. In February 2025, the Compensation Committee recommended for certification, and the Board certified, the performance results for the 2022 annual TUR Unit and ROA Unit awards. These awards had a three-year performance period that began on January 1, 2022, and ended December 31, 2024. Under the 2022 TUR Unit awards, WES ranked 3rd in TUR relative to the established peer group, which resulted in a payout of 150%. Under the 2022 ROA Unit awards, WES achieved a three-year average ROA of 18.5%, which resulted in a payout of 186.7%. Upon the Board’s performance certification, these awards were paid in the form of WES units. The following table lists the target number of performance units awarded and actual performance units earned by the NEOs under the 2022 annual TUR Unit and ROA Unit awards.

	ROA Units		TUR Units
	Paid at 186.7% of Target		Paid at 150% of Target
Name	Number of Units - Target	Number of Units - Earned	Number of Units - Target	Number of Units - Earned
Mr. Brown (1)	—	—	—	—
Ms. Shults	10,838	20,235	10,838	16,257
Mr. Dial	8,671	16,189	8,671	13,007
Mr. Bourne	8,671	16,189	8,671	13,007
Mr. Holderman (1)	—	—	—	—
Mr. Ure (2)	43,313	80,866	43,314	64,971
Mr. Nebreda (1)	—	—	—	—
_________________________________________________________________________________________
(1)Mr. Brown, Mr. Holderman, and Mr. Nebreda were not eligible for a grant of performance units in 2022.
(2)Per the terms of Mr. Ure’s Transition and Separation Agreement, outstanding performance-based awards held by Mr. Ure on his final separation date vested on a pro-rata basis with the achievement of any performance conditions determined based upon actual performance as determined by the Board.

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

In February 2024, individual bonus targets were approved by the Board for each of our NEOs as noted in the table below. The target bonuses as a percent of salary did not change from the 2023 targets.

	2024 Target Bonus
Name	$	% of Salary
Mr. Brown (1)	300,000	32%
Ms. Shults	412,000	80%
Mr. Dial	412,000	80%
Mr. Bourne	412,000	80%
Mr. Holderman	412,000	80%
Mr. Ure (2)	1,162,500	125%
Mr. Nebreda (3)	412,000	80%
_________________________________________________________________________________________
(1)Concurrently with Mr. Brown’s appointment as President and CEO effective October 28, 2024, the Board, upon approval and recommendation by the Compensation Committee, approved a special target bonus of $300,000 for 2024 under the WES Cash Bonus Program.
(2)Mr. Ure ceased being President and CEO of the general partner, and a director of the Board, effective October 28, 2024 and departed the general partner on December 31, 2024.
(3)Mr. Nebreda departed from the general partner effective August 5, 2024.

Our annual incentive program was designed to include measures that support our primary business objective of creating long-term value for our unitholders through continued delivery of profitable operations, and increasing returns of capital to stakeholders over time.
The overall design and performance metrics under the 2024 WCB Program are generally the same as the 2023 WCB Program. The table below reflects the Partnership’s 2024 performance metrics, performance targets and performance under these metrics.

Performance Metric		Relative Weighting Factor	WCB Program Performance Targets	WCB Program Performance Results	Actual Payout %
Financial	Adjusted EBITDA (1)	30%	$2,300.0MM	$2,334.8MM	40.4%
	Free Cash Flow (2)	30%	$1,150.0MM	$1,213.7MM	60.0%
	System Operability (3)	20%	98%	98.7%	33.0%
Sustainability	TRIR (4)	10%	0.40	0.41	9.4%
	Employee Volunteer Participation (5)	4%	50%	80.0%	8.0%
	Greenhouse Gas (6)	6%	Qualitative	Qualitative	9.2%
		100%			160.0%
_________________________________________________________________________________________
(1)Adjusted EBITDA, for purposes of the WCB Program, excludes the effects of revenue recognition cumulative adjustments (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K).
(2)Free Cash Flow, for purposes of the WCB Program, excludes the effects of changes in working capital (see Reconciliation of Non-GAAP Financial Measures under Part II, Item 7 of this Form 10-K). The performance results for Free Cash Flow reflect the Board’s discretion to adjust the result for approximately $63 million of expenditures incurred in 2024 that otherwise would have been incurred in 2025.
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
(6)WES set qualitative goals to develop a GHG emissions reduction plan, including various internal initiatives to study the utilization of flyovers in identifying GHG emissions events, and to develop a predictive super-emitter identification program.

2024 WCB Program Performance Assessment. In assessing the Partnership’s performance under the WCB Program, the Board considered our performance against the targets noted in the above table. These performance targets were approved by the Board in February 2024. For Free Cash Flow, the Board exercised its discretion to adjust the result for expenditures incurred in 2024 that would otherwise have been incurred in 2025. Based upon the results described above and in recognition of the Partnership’s impressive performance across all WCB metrics, including outstanding financial results, sustainability objectives, and customer-focused operational success, the Board approved a payout of 160% under the 2024 WCB Program.

S16 Discretionary Bonus Pool. In 2024, the Board also approved an additional discretionary bonus pool under the WCB Program (the “S16 Discretionary Bonus Pool”) for the Partnership’s non-CEO Section 16 officers, which includes the other NEOs. The S16 Discretionary Bonus Pool is equal to 20% of the aggregate base salaries of each non-CEO Section 16 officer, and may be funded in an amount of up to 40% of such aggregate base salaries (i.e. 20% multiplied by up to 200%). Any S16 Discretionary Bonus Pool allocations, shall be based on the recommendation of the CEO and Compensation Committee and are subject to the final approval of the Board.
For the S16 Discretionary Bonus Pool, the Board considered the recommendations of the CEO and the Compensation Committee in reviewing the individual performance of the non-CEO Section 16 officers. Based on these recommendations and the Board’s own review, the Board approved S16 Discretionary Bonuses as set forth in the table below. The recommendation for the funding of the S16 Discretionary Bonus Pool was based on the outstanding performance of the non-CEO Section 16 officers (including the NEOs) towards achieving our company goals under the WCB Program. These bonuses were in recognition of the efforts of: (a) Mr. Holderman for his assumption of significant additional responsibilities as Chief Operating Officer of WES and for meaningful operational achievements in the Delaware Basin, (b) Ms. Shults on successful efforts to strengthen WES’s balance sheet and effectively manage WES’s capital projects, (c) Mr. Dial on successful divestiture of non-core assets and the effective management of WES’s litigation and governance matters, and (d) Mr. Bourne on the achievement of significant commercial successes during the year in West Texas and the DJ Basin.

Actual Bonuses Earned for 2024. The cash bonus awards for 2024 for our NEOs are shown in the table below and are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.

Name	2024 WCB Program Corporate Performance Awards ($) (1)		S16 Discretionary Bonus Pool Allocation ($)		Total Cash Bonus Awards ($)
Mr. Brown	480,000	+	N/A	=	480,000
Ms. Shults	659,200	+	178,962	=	838,162
Mr. Dial	659,200	+	178,962	=	838,162
Mr. Bourne	659,200	+	178,962	=	838,162
Mr. Holderman	659,200	+	250,546	=	909,746
_________________________________________________________________________________________
(1)This amount represents the bonuses attributed to WES’s performance against the performance metrics discussed above, calculated as their target bonus for the year multiplied by the 160% performance factor.

Pursuant to the terms of Mr. Ure’s Transition and Separation Agreement, Mr. Ure was eligible to receive the full target bonus under the 2024 WCB Program. This amount was paid in lieu of any other amount payable to Mr. Ure under the Annual Incentive Plan for the year 2024. Mr. Nebreda departed from the general partner effective August 5, 2024, and in accordance with the ESP, will receive a pro rata target bonus for the year. These payments are reflected in the “All Other Compensation” column of the Summary Compensation Table.

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

Perquisites. We provide a limited number of perquisites. The expenses related to these perquisites are imputed and considered taxable income to the executive officers, as applicable, and no related tax gross-ups are provided. Perquisites provided include reimbursement of financial counseling, tax preparation, and estate planning services expenses up to $4,000 annually, and reimbursement for the cost of personal excess liability insurance. In addition, WES has a leased interest in an aircraft that is used primarily for business travel; however, limited personal use by executive officers, including travel by family or invited guests, is allowed so long as any incremental costs associated with such personal use is reimbursed by the executive under a time-sharing agreement. For 2024, any incremental costs of the perquisites provided to each NEO that exceeded $10,000 are included in the “All Other Compensation” column and supporting footnotes of the Summary Compensation Table.

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

•An annual bonus for the prior year, if unpaid as of the date of termination, and an annual target bonus for the year of termination, prorated based on the participant’s date of termination;

•Continued participation in the Partnership’s basic life, medical, and dental plans at employee rates, for up to 24 months following termination;

•Prorated vesting of any unvested long-term incentive awards, including time- and performance-based long-term incentive awards, with prorated performance-based awards vesting upon actual performance under the original award agreement;

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
Mr. Ure stepped down from his position as President and Chief Executive Officer of the general partner, effective October 28, 2024. At this time, the Board entered into a Transition and Separation Agreement with him that outlined the terms of his transition and departure from the Partnership. Pursuant to the terms of this Agreement, Mr. Ure continued his employment in the role of advisor until his separation date of December 31, 2024. Upon his separation from the Partnership, he became entitled to receive certain payments and benefits as discussed in further detail under the Potential Payments Upon Termination or Change of Control section below. These payments and benefits are in lieu of any benefits he was entitled to under the ESP.

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

Equity Ownership Guidelines. In order to align the interests of our executives and unitholders, the Board has approved executive equity ownership guidelines as noted below. Executives are expected to comply with these guidelines within five years of the date the individual is first elected to the office. An officer who does not meet the minimum ownership guideline may not sell any Western Midstream units until he or she meets the guideline and would continue to meet the guideline following any such sale. In determining equity ownership levels, we include the value of an executive’s direct unit holdings (including units held in a living trust or by a family partnership or corporation controlled by the executive, unless the executive expressly disclaims beneficial ownership of such units) and long-term incentive awards, including time-based restricted unit awards and vested performance unit awards. Unvested performance unit awards do not count towards the ownership guidelines.

Position	Multiple of Base Salary
Chief Executive Officer	6
CFO/COO	4
Other Senior Vice Presidents	3

Clawback Provisions. Per the terms of our 2024 long-term incentive awards, if WES is required to prepare an accounting restatement due to the material noncompliance of the Partnership, as a result of misconduct, with any financial reporting requirement under the securities laws, and if the recipient knowingly engaged in the misconduct (whether or not they are an individual subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002), the Board (or delegated Plan Administrator) may determine that the recipient must reimburse WES the amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurred) of the financial document embodying such financial reporting requirement. These clawback provisions are in addition to the provisions of the Clawback Policy for incentive compensation discussed in the following paragraph.

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

Prohibition Against Derivative Transactions and Hedging. Our Insider Trading Policy expressly prohibits directors, officers, and designated employees from directly or indirectly entering into equity derivative or other financial instruments (including, but not limited to, options, puts, calls, swaps, collars, forward contracts, hedges, exchange funds, or short sales) tied to WES securities (including equity securities received as part of a compensation program as well as WES equity securities acquired personally).

Blackout Periods. Our Insider Trading Policy prescribes regularly scheduled blackout periods for each fiscal quarter. The scheduled blackout periods begin on the last calendar day of the quarter and end two full trading days following the public release of the applicable quarter’s earnings. The blackout periods apply to all WES officers, including our NEOs, all directors of our general partner, employees working in our Longmont, Colorado and The Woodlands, Texas offices, and any other person designated by our General Counsel from time to time. These blackout restrictions also apply to the immediate family and others who live in their homes, as well as any trust, partnership, or other entity in which the covered individual controls.

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

The Compensation Committee of Western Midstream Holdings, LLC:

Lisa Stewart, Chairperson
Peter J. Bennett
Oscar K. Brown
Nicole E. Clark

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation amounts for our NEOs for the years ended December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Oscar K. Brown (5)	2024	146,154	42,000	6,000,004	438,000	9,500	6,635,658
President and	2023	—	—	—	—	—	—
Chief Executive Officer	2022	—	—	—	—	—	—
Kristen S. Shults	2024	512,692	236,642	2,685,074	601,520	187,117	4,223,045
Senior Vice President and	2023	484,615	756,167	2,044,566	216,000	149,836	3,651,184
Chief Financial Officer	2022	362,731	—	1,807,184	502,400	68,558	2,740,873
Christopher B. Dial	2024	512,692	236,642	2,685,074	601,520	188,952	4,224,880
Senior Vice President,	2023	488,462	536,167	2,044,566	216,000	198,206	3,483,401
General Counsel and Secretary	2022	421,154	—	1,006,937	533,800	123,641	2,085,532
Robert W. Bourne	2024	512,692	236,642	2,685,074	601,520	240,324	4,276,252
Senior Vice President and	2023	488,462	536,167	2,044,566	216,000	243,591	3,528,786
Chief Commercial Officer	2022	421,923	—	1,006,937	533,800	165,975	2,128,635
Daniel P. Holderman (6)	2024	512,692	308,226	2,685,074	601,520	136,272	4,243,784
Senior Vice President,	2023	—	—	—	—	—	—
Chief Operating Officer	2022	—	—	—	—	—	—
Michael P. Ure (7)	2024	950,423	—	9,021,966	—	1,709,237	11,681,626
Former President and	2023	880,769	1,068,750	6,631,078	607,500	377,560	9,565,657
Chief Executive Officer	2022	767,308	—	5,034,558	1,520,938	325,201	7,648,005
Alejandro O. Nebreda (8)	2024	316,596	—	2,685,074	—	1,843,658	4,845,328
Former Senior Vice President,	2023	485,577	562,194	2,042,963	216,000	142,872	3,449,606
Business Services	2022	—	—	—	—	—	—
_________________________________________________________________________________________
(1)    For 2023 and 2024, this column reflects (i) the portion of the annual cash bonus awards that is attributed to the Board’s exercise of its discretion in assessing our performance results under the WCB Program for the years ended December 31, 2023 and 2024, respectively, and (ii) for 2023 and 2024, also includes any allocations to the applicable NEO of the S16 Discretionary Bonus Pool, each as discussed in the Compensation Discussion and Analysis.
(2)    This column reflects the aggregate grant date fair value of time-based units, ROA Units, and TUR Units, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures). The grant date fair value of the time-based units and ROA Units equals the number of units granted multiplied by the WES closing unit price on the grant date. The grant date fair value of the TUR Units is calculated based on a Monte-Carlo valuation on the grant date. The maximum values, assuming a 200% payout, of the 2024 ROA unit awards as of the grant date for Ms. Shults, Mr. Dial, Mr. Bourne, Mr. Holderman, Mr. Ure, and Mr. Nebreda were approximately $1.25 million, $1.25 million, $1.25 million, $1.25 million, $4.2 million, and $1.25 million, respectively. The maximum values, assuming a 200% payout, of the 2024 TUR unit awards as of the grant date for Ms. Shults, Mr. Dial, Mr. Bourne, Mr. Holderman, Mr. Ure, and Mr. Nebreda, $1.6 million, $1.6 million, $1.6 million, $1.6 million, $5.4 million, and $1.6 million, respectively. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to this determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For information regarding the awards granted in 2024, see the Grants of Plan-Based Awards in 2024 table.
(3)    This column reflects the portion of the annual cash bonus awards calculated based on our unadjusted performance results pursuant to the WCB Program.

(4)    The 2024 amounts are detailed in the table below:

Name	Payments by the Partnership to Employee 401(k) Plan and Savings Restoration Plan ($)	Other ($) (i)	Total ($)
Oscar K. Brown (5)	9,500	—	9,500
Kristen S. Shults	177,081	10,036	187,117
Christopher B. Dial	188,952	—	188,952
Robert W. Bourne	240,324	—	240,324
Daniel P. Holderman (6)	136,272	—	136,272
Michael P. Ure (7)	390,245	1,318,992	1,709,237
Alejandro O. Nebreda (8)	120,427	1,723,231	1,843,658
_________________________________________________________________________________________
(i)    The amount for Ms. Shults reflects spousal travel of $7,419 and financial planning and personal excess liability insurance of $2,617. The amount for Mr. Ure reflects the payout of $156,492 of his accrued but unused paid time off balance and $1,162,500 pro-rata target bonus pursuant to his Transition and Separation Agreement. The amount for Mr. Nebreda reflects $1,390,500 for severance benefits, $246,071 pro-rata target bonus for 2024 and $86,660 for the payout of his accrued but unused paid time off balance under the ESP. Additionally, amounts in this column do not include Mr. Ure’s cash separation benefits. Mr. Ure is required to comply with the restrictive covenants in his Transition and Separation Agreement on an ongoing basis in order to receive such cash separation benefits over a two-year period following the separation date.
(5)    Mr. Brown was appointed President and CEO effective October 28, 2024. Prior to his appointment as CEO, Mr. Brown was a non-employee director of the general partner and received compensation under our director compensation program. The compensation he earned as a non-employee director for 2024 is excluded from these values and disclosed in the Director Compensation section below. Effective with his appointment to CEO, he no longer receives compensation as a non-employee director. Mr. Brown was not an NEO for the years ended December 31, 2023 and 2022.
(6)    Mr. Holderman was not an NEO for the years ended December 31, 2023 and 2022.
(7)    Mr. Ure ceased being President and CEO of the general partner, and a director of the Board, effective October 28, 2024. Pursuant to the terms of his Transition and Separation Agreement, he continued his employment with the Partnership in the role of advisor until December 31, 2024.
(8)    Mr. Nebreda departed from the general partner effective August 5, 2024. He was not an NEO for the year ended December 31, 2022.

Grants of Plan-Based Awards in 2024

The following table sets forth information concerning annual cash incentive awards, equity incentive plan awards, and unit awards. The equity incentive plan and unit awards were granted pursuant to the Western Midstream Partners, LP 2021 Long-Term Incentive Plan during 2024 to each of the NEOs as described below.

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

Equity Incentive Plan Awards (ROA Units and TUR Units). Values disclosed reflect grant date fair values for ROA Units and relative TUR Units, as discussed in the Compensation Discussion and Analysis. Officers may earn between 0% and 200% of the target awards based on WES’s performance and continued service over a three-year performance period ending December 31, 2026. Performance units earned are settled in the form of common units. The awards include tandem distribution-equivalent rights accrued and paid in cash at the end of the performance period based on actual performance.

Time-Based Unit Awards. Values disclosed reflect grant date fair values for time-based unit awards that vest ratably over three years. Mr. Brown’s award begins vesting on October 28, 2025, and all other NEO’s awards begin vesting on February 12, 2025. The awards include tandem distribution equivalent rights paid in cash on a current basis.

Grants of Plan-Based Awards

								All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#) (2)	Target (#)	Maximum (#)
Oscar K. Brown (4)	—	—	300,000	—	—	—	—	—	—
Time-Based Units	10/28/2024	—	—	—	—	—	—	157,978	6,000,004
ROA Units	—	—	—	—	—	—	—	—	—
TUR Units	—	—	—	—	—	—	—	—	—
Kristen S. Shults	—	—	412,000	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	44,819	1,250,002
ROA Units	02/13/2024	—	—	—	5,602	22,409	44,818	—	624,987
TUR Units	02/13/2024	—	—	—	11,877	22,409	44,818	—	810,085
Christopher B. Dial	—	—	412,000	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	44,819	1,250,002
ROA Units	02/13/2024	—	—	—	5,602	22,409	44,818	—	624,987
TUR Units	02/13/2024	—	—	—	11,877	22,409	44,818	—	810,085
Robert W. Bourne	—	—	412,000	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	44,819	1,250,002
ROA Units	02/13/2024	—	—	—	5,602	22,409	44,818	—	624,987
TUR Units	02/13/2024	—	—	—	11,877	22,409	44,818	—	810,085
Daniel P. Holderman	—	—	412,000	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	44,819	1,250,002
ROA Units	02/13/2024	—	—	—	5,602	22,409	44,818	—	624,987
TUR Units	02/13/2024	—	—	—	11,877	22,409	44,818	—	810,085
Michael P. Ure		—	1,162,500	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	150,592	4,200,011
ROA Units	02/13/2024	—	—	—	18,824	75,296	150,592	—	2,100,005
TUR Units	02/13/2024	—	—	—	39,907	75,296	150,592	—	2,721,950
Alejandro O. Nebreda	—	—	412,000	—	—	—	—	—	—
Time-Based Units	02/13/2024	—	—	—	—	—	—	44,819	1,250,002
ROA Units	02/13/2024	—	—	—	5,602	22,409	44,818	—	624,987
TUR Units	02/13/2024	—	—	—	11,877	22,409	44,818	—	810,085
_________________________________________________________________________________________
(1)The non-equity incentive plan has a maximum overall funding of 200% of the aggregate target payout for all participants, but there are no individual maximums established. These values exclude any allocation of the S16 Discretionary Bonus Pool to the applicable NEO.
(2)The threshold payout disclosed is 25% of target for the ROA awards and 53% of target for the TUR awards. For the TUR awards, if during the performance period a company is removed from the peer group, then the percentile ranking and threshold payout would be recalculated using the remaining companies, with the threshold payout beginning at 50% of target at the 25th percentile ranking.
(3)The amounts reflect the fair value on the grant date of the awards made to the NEOs in 2024 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards, see Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(4)The target bonus for Mr. Brown was set upon his appointment to President and Chief Executive Officer on October 28, 2024. Phantom units that Mr. Brown received as a non-employee director, prior to this appointment, are excluded from these values and are disclosed in the Director Compensation section below.

Outstanding Equity Awards at Year-End 2024

The following table reflects outstanding equity awards for each NEO as of December 31, 2024. The market values shown are based on WES’s closing unit price of $38.43 on December 31, 2024.

	Unit Awards
			Equity Incentive Plan Awards
	Restricted Units (1)		Performance Units (2) (3)
	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Number of Unearned Units That Have Not Vested (#)	Market or Payout Value of Unearned Units That Have Not Vested ($)
Name
Oscar K. Brown
Time-Based Units	157,978	6,071,095	—	—
ROA Units	—	—	—	—
TUR Units	—	—	—	—
Kristen S. Shults
Time-Based Units	81,968	3,150,030	—	—
ROA Units	—	—	94,767	3,641,896
TUR Units	—	—	68,402	2,628,689
Christopher B. Dial
Time-Based Units	72,238	2,776,106	—	—
ROA Units	—	—	90,721	3,486,408
TUR Units	—	—	65,152	2,503,791
Robert W. Bourne
Time-Based Units	72,238	2,776,106	—	—
ROA Units	—	—	90,721	3,486,408
TUR Units	—	—	65,152	2,503,791
Daniel P. Holderman
Time-Based Units	73,512	2,825,066	—	—
ROA Units	—	—	74,532	2,864,265
TUR Units	—	—	52,145	2,003,932
Michael P. Ure
Time-Based Units	—	—	—	—
ROA Units	—	—	192,372	7,392,856
TUR Units	—	—	142,078	5,460,058
Alejandro O. Nebreda
Time-Based Units	—	—	—	—
ROA Units	—	—	23,664	909,408
TUR Units	—	—	16,263	624,987
_________________________________________________________________________________________
(1)The table below shows the vesting dates for the respective time-based units listed in the above Outstanding Equity Awards at Year-End 2024 Table:

Vesting Date	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman
02/12/2025	—	41,270	31,540	31,540	32,814
10/28/2025	52,660	—	—	—	—
02/12/2026	—	25,759	25,759	25,759	25,759
10/28/2026	52,659	—	—	—	—
02/12/2027	—	14,939	14,939	14,939	14,939
10/28/2027	52,659	—	—	—	—

(2)The table below shows the performance periods for the respective ROA Units listed in the above Outstanding Equity Awards at Year-End 2024 Table. The number of outstanding ROA Units for each award is calculated based on WES’s return-on-assets performance as of December 31, 2024, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2024, WES’s performance under the ROA awards was 186.7%, 190%, and 195% for the performance periods ending December 31, 2024, 2025, and 2026, respectively.

Performance Period	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman	Mr. Ure	Mr. Nebreda
1/1/2022 to 12/31/2024 (i)	—	20,235	16,189	16,189	—	80,866	—
1/1/2023 to 12/31/2025	—	30,834	30,834	30,834	30,834	66,607	16,443
1/1/2024 to 12/31/2026	—	43,698	43,698	43,698	43,698	44,899	7,221
_______________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2024, were made in February 2025 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(3)The table below shows the performance periods for the respective TUR Units listed in the above Outstanding Equity Awards at Year-End 2024 Table. The number of outstanding TUR Units for each award is calculated based on WES’s relative total unit return performance ranking as of December 31, 2024, and is not necessarily indicative of what the payout earned will be at the end of each three-year performance period. As of December 31, 2024, WES’s performance under the TUR awards was 150%, 128%, and 140% for the performance periods ending December 31, 2024, 2025, and 2026, respectively.

Performance Period	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman	Mr. Ure	Mr. Nebreda
1/1/2022 to 12/31/2024 (i)	—	16,257	13,007	13,007	—	64,971	—
1/1/2023 to 12/31/2025 (ii)	—	20,772	20,772	20,772	20,772	44,872	11,078
1/1/2024 to 12/31/2026 (ii)	—	31,373	31,373	31,373	31,373	32,235	5,185
________________________________________________________________
(i)    Payment of these awards, earned for the performance period ending December 31, 2024, were made in February 2025 after the Board’s certification of the performance results. These awards are discussed further in the Compensation Discussion and Analysis.
(ii)    The TUR Units outstanding for these awards assume that any Impacted Peer(s) have been dropped to the bottom of the relative peer group ranking for purposes of determining WES’s relative total unitholder performance ranking. The treatment of Impacted Peers is discussed further in the Compensation Discussion and Analysis.

Option Exercises and Units Vested in 2024

The following table reflects information about the aggregate dollar value realized during 2024 by our NEOs for WES awards that vested in 2024.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Oscar K. Brown (3)	—	—
Kristen S. Shults	29,454	839,439
Christopher B. Dial	112,048	3,140,585
Robert W. Bourne	95,201	2,669,762
Daniel P. Holderman	17,872	509,352
Michael P. Ure	563,007	16,828,875
Alejandro O. Nebreda	47,281	1,510,406
_________________________________________________________________________________________
(1)The number of units acquired on vesting includes the time-based units that vested in 2024 and the units that vested under the 2021 ROA Unit and TUR Unit awards with performance periods ending December 31, 2023, which were settled in 2024.
(2)The value realized on vesting represents the aggregate number of units that vested multiplied by the common unit price on the vesting date. The actual value ultimately realized by the officer, may be more or less than the value disclosed in the above table, depending upon the timing in which he held or sold the units associated with the vesting occurrence.
(3)Values for Mr. Brown exclude the vesting of units he received in his prior role as non-employee director.

Pension Benefits for 2024

WES does not have a defined benefit pension plan that provides NEOs a fixed monthly retirement payment. Instead, all salaried employees on the U.S. dollar payroll, including the NEOs, are eligible to participate in the Partnership’s 401(k) plan, a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation for 2024

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

Name	Executive Contributions in 2024	Partnership Contributions in 2024 (1)	Aggregate Earnings / Losses in 2024	Aggregate Withdrawal / Distributions in 2024	Aggregate Balance at End of 2024 (2)
Oscar K. Brown	$—	$—	$—	$—	$—
Kristen S. Shults	—	131,081	12,536	—	268,592
Christopher B. Dial	—	142,952	27,217	—	424,698
Robert W. Bourne	—	194,324	25,553	—	594,090
Daniel P. Holderman	—	98,322	3,152	—	139,776
Michael P. Ure	—	344,245	47,614	—	1,157,816
Alejandro O. Nebreda	—	82,477	14,381	—	228,380
_________________________________________________________________________________________
(1)Reflects contributions earned for fiscal year 2024, although not credited to participant accounts until 2025. These contributions are reported in the Summary Compensation Table for each of the NEOs under the “All Other Compensation” column for the year 2024.
(2)The balance for each NEO includes Partnership contributions previously reported in the Summary Compensation Table for fiscal years prior to 2024 in the following aggregate amounts: Mr. Brown - $0; Ms. Shults - $120,545; Mr. Dial - $240,786; Mr. Bourne - $359,850; Mr. Holderman - $0; Mr. Ure - $762,601; and Mr. Nebreda - $74,237.

Potential Payments Upon Termination or Change of Control

The following discussion provides information regarding the compensation payable to our NEOs under each termination scenario described below, assuming that the applicable termination event occurred on December 31, 2024, and based on the plans and agreements in place on that date. For Messrs. Nebreda and Ure, the values reported reflect the actual payments they were entitled to upon their departure from the general partner in 2024.
Upon Mr. Nebreda’s departure from the general partner on August 5, 2024, he received the following benefits under the ESP: cash severance of $1,390,500 payable in lump sum; a prorated annual target bonus for 2024 in the amount of $246,071 paid at the same time as other executives; up to two years of continued health and welfare benefits at the employee rates, valued at $58,589; and he is eligible for the reimbursement of up to nine months of outplacement services. Under the terms of his outstanding long-term incentive award agreements, he received a prorated portion of his unvested awards upon his departure, with an estimated value of $2,204,678. This value includes the prorated time-based units that became vested upon his departure and an estimated value of his prorated performance units, based on performance to date as of December 31, 2024. The performance units will be paid after the end of the performance period based on actual performance. Mr. Nebreda will also be paid his previously earned and vested balance in the Savings Restoration Plan of approximately $228,380. Mr. Nebreda entered into a Release and Separation Agreement (“Release Agreement”) with WES setting out the terms of his departure. The Release Agreement also includes a release of claims, as well as confidentiality, cooperation, and non-solicitation covenants, and other provisions customary for an agreement of this type, with varying restricted periods ranging from 12 to 24 months.
In connection with Mr. Ure ceasing to be President and CEO of the general partner, he received the benefits described below pursuant to a Transition and Separation Agreement. Mr. Ure continued his employment with the Partnership in the role of advisor during the period beginning on October 28, 2024, and ending on December 31, 2024 (the “Separation Date”).

As of the Separation Date, Mr. Ure ceased to perform services for the Partnership and became entitled to receive certain payments and benefits (collectively “Separation Benefits”), subject to his continued compliance with the terms of the Transition and Separation Agreement. The Separation Benefits include the following: (a) an amount of cash equal to $4,185,000; payable over a 24-month period; (b) the target bonus under the Annual Incentive Plan in respect of year 2024 in the amount of $1,162,500; and (c) two years of continued health and welfare benefits at the applicable employee rates, valued at $60,402. Under the terms of his outstanding long-term incentive award agreements, he received a prorated portion of his unvested awards upon his departure, with an estimated value of $16,724,967. This value includes the prorated time-based units that became vested upon his departure and an estimated value of his prorated performance units, based on performance to date as of December 31, 2024. The performance units will be paid after the end of the performance period based on actual performance. Mr. Ure will also be paid his previously earned and vested balance in the Savings Restoration Plan of approximately $1,157,816. The Transition and Separation Agreement includes a release of claims, confidentiality, cooperation, non-solicitation, non-disparagement, and non-competition covenants and other provisions customary for an agreement of this type. The cooperation, non-solicitation, non-disparagement, and non-competition covenants feature restricted periods that expire on the 24-month anniversary of the Separation Date.
The following tables reflect potential payments to our NEOs under the ESP, CIC Plan, and award agreements for various scenarios involving a change of control or termination of employment of each NEO, assuming a termination date of December 31, 2024 and, where applicable, using the closing price of our common unit of $38.43 (as reported on the NYSE as of December 31, 2024). In addition to the reported amounts, following a separation from service, NEOs would also receive any previously earned but not paid benefits under our Savings Restoration Plan, as disclosed in the Nonqualified Deferred Compensation for 2024 Table.

Involuntary For Cause. “Cause” for purposes of the ESP is generally defined as: (i) commission of a felony or of a misdemeanor involving fraud, theft or moral turpitude, (ii) habitual neglect of or willful failure to perform duties or responsibilities, (iii) engaging in conduct which is injurious (monetarily or otherwise) to the Partnership (or any affiliates), (iv) engaging in business activities which are in conflict with the business interests of the Partnership (or any affiliates), (v) insubordination, (vi) engaging in conduct which is in violation of any applicable policy or work rule, (vii) engaging in conduct in violation of applicable safety rules or standards, (viii) engaging in conduct that materially discredits, is detrimental to, or is otherwise materially harmful to the Partnership, or (ix) engaging in conduct that is in violation of the applicable Code of Ethics and Business Conduct. Certain notice and cure conditions, as set forth in the ESP, apply in order to make a termination for “Cause” effective. “Cause” for purposes of the CIC Plan is generally defined as: (i) conviction of a felony or of a misdemeanor involving moral turpitude, (ii) willful failure to perform duties or responsibilities, (iii) engaging in conduct which is injurious (monetarily or otherwise) to the Partnership (or any affiliates), (iv) engaging in business activities which are in conflict with the business interests of the Partnership (or any affiliates), (v) insubordination, (vi) engaging in conduct which is in violation of any applicable policy or work rule, (vii) engaging in conduct in violation of applicable safety rules or standards, or (viii) engaging in conduct that is in violation of the applicable Code of Ethics and Business Conduct.

	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman
Cash Severance	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Involuntary Not For Cause Termination or Good Reason Termination under the ESP. As of December 31, 2024, the NEOs below were eligible for severance benefits under the ESP. “Good Reason” for purposes of the ESP is generally defined as the occurrence of any of the following conditions: materially and adversely diminished duties and responsibilities; a material reduction in base salary or base salary plus annual target bonus, unless such reduction is applied generally and consistently to the Partnership’s executives; or a material change in work location. Certain notice and cure conditions, as defined in the ESP, apply in order for a termination for Good Reason to be effective.

	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman
Cash Severance (1)	$2,500,000	$1,390,500	$1,390,500	$1,390,500	$1,390,500
Pro-Rata Annual Cash Bonus (2)	300,000	412,000	412,000	412,000	412,000
Pro-Rata Vesting of WES Equity Awards (3)	354,824	5,087,133	4,476,826	4,476,826	3,403,322
Continuation of Welfare Benefits (4)	43,915	42,015	42,015	45,045	42,015
Total	$3,198,739	$6,931,648	$6,321,341	$6,324,371	$5,247,837
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum pursuant to the terms of the ESP. Mr. Brown’s value reflects 2.0 times the sum of his current base salary plus target bonus. The values for Ms. Shults; Messrs. Dial, Bourne, and Holderman reflect 1.5 times the sum of their current base salary plus target bonus.
(2)The amounts reflect a prorated annual target bonus, assuming each NEO’s employment terminated on December 31, 2024. Concurrently with Mr. Brown’s appointment as President and CEO effective October 28, 2024, the Board, upon approval and recommendation by the Compensation Committee, approved a special target bonus of $300,000 for 2024 under the WES Cash Bonus Program.
(3)The amounts reflect the estimated current value of a prorated portion of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2024. In the event of an involuntary termination not for cause or a “Good Reason” termination, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2022 annual performance unit awards with performance periods that ended December 31, 2024, but that were not settled until February 2025.
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

	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman
Cash Severance (1)	$3,737,500	$1,854,000	$1,854,000	$1,854,000	$1,854,000
Pro-Rata Annual Cash Bonus (2)	480,000	659,200	659,200	659,200	659,200
Accelerated Vesting of WES Equity Awards (3)	6,071,095	9,420,615	8,766,305	8,766,305	7,693,263
Continuation of Welfare Benefits (4)	43,915	42,015	42,015	45,045	42,015
Total	$10,332,510	$11,975,830	$11,321,520	$11,324,550	$10,248,478
_________________________________________________________________________________________
(1)Reflects amounts payable in lump sum under the CIC Plan. Mr. Brown’s value is calculated as 2.99 times his base salary plus target bonus. The values for Ms. Shults, and Messrs. Dial, Bourne, and Holderman are calculated as 2.0 times their base salary plus target bonus.
(2)Per the terms of the CIC Plan, the NEOs are eligible for a prorated bonus for the year of termination, based on the greater of target performance and actual performance. The amounts reflect their actual bonuses awarded for 2024 under the WCB Program, as discussed in the Compensation Discussion and Analysis and exclude any amounts awarded under the S16 Discretionary Bonus Pool.
(3)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, unless performance to date was below target, in which case we have assumed target performance, all as of December 31, 2024. In the event of a change of control, the performance would be calculated based on the change of control date. Amounts include the value of the 2022 annual performance unit awards with performance periods that ended December 31, 2024, but were not settled until February 2025.
(4)The amounts reflect the continuation of welfare benefits for two years at employee rates. The NEOs are also eligible for reimbursement of outplacement services for up to nine months following their separation.

Death or Termination due to Disability

	Mr. Brown	Ms. Shults	Mr. Dial	Mr. Bourne	Mr. Holderman
Accelerated Vesting of WES Equity Awards (1)	$6,071,095	$9,420,615	$8,766,305	$8,766,305	$7,693,263
Total	$6,071,095	$9,420,615	$8,766,305	$8,766,305	$7,693,263
______________________________________________________________________________________
(1)The amounts reflect the estimated current value of unvested time-based units and unvested performance units, based on performance to date, all as of December 31, 2024. In the event of death or termination due to disability, the performance units would be paid after the end of the performance period, based on actual performance. Amounts include the value of the 2022 annual performance unit awards with performance periods that ended December 31, 2024, but were not settled until February 2025.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of our employees and the annual total compensation of Oscar K. Brown, our President and CEO.
For the 2024 calendar year, the annual total compensation of Mr. Brown, as reported in the Summary Compensation Table for this Item 11, was $6,635,658. The annual total compensation for our median employee, calculated using the same methodology used for our NEOs in the Summary Compensation Table was $161,174. Based on this information, for 2024, Mr. Brown’s total annual compensation was 41 times the annual total compensation of the median employee. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2024, our employee population consisted of 1,511 individuals with all of these individuals located in the United States (as reported in the Human Capital Resources section in Business and Properties under Part I, Items 1 and 2 of this Form 10-K). This population consisted of all employees, whether employed on a full-time or part-time basis.

•In compliance with the regulations, we are utilizing the same employee identified for our prior pay ratio disclosure for the year ended December 31, 2023, because there were no changes during the year ended December 31, 2024, with respect to our employee population, employee compensation arrangements, or to the previously-identified median employee’s circumstances that we reasonably believe would result in a significant change to our pay ratio disclosure. We identified the median employee for 2024 by using base salary earnings for all employees, excluding our CEO, who were employed by us on December 31, 2024. We included all employees, whether employed on a full-time or part-time basis and did not make any estimates, assumptions, or adjustments to the data in identifying the median employee. The methodology used in identifying the median employee is consistent with the methodology we used in prior years.

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2024.

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

Accounting Restatements and Recovery Actions Under Clawback Policy

Item 402(w) of Regulation S-K (“Item 402(w)”) requires the Partnership to make certain disclosures in the event the Partnership is required to prepare an accounting restatement. As of December 31, 2024, the Partnership has not been required to prepare an accounting restatement. Therefore, no disclosures under Item 402(w) are required.

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

Director Compensation

Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on our Board. Officers or employees of Occidental who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. During 2024, the non-employee directors of our general partner received compensation for their Board service pursuant to a director compensation plan approved by the Board. To assist in the 2024 annual review of director compensation, the Board directly retained Zayla Partners to provide benchmark compensation data and recommendations for the design of our non-employee director compensation program for the 2024 calendar year. Following such review, no changes to director compensation were recommended for 2024.
Accordingly, compensation for non-employee directors during 2024 consisted of the following:

•an annual retainer of $110,000 for each non-employee Board member;
•an annual retainer of $2,000 for each member of a committee of the Board, or $22,000 for the chair of such committee; and
•an annual grant of phantom units with a grant date fair value of approximately $145,000.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or committees and for costs associated with participation in continuing director education programs. Each director is fully indemnified by us, pursuant to individual indemnification agreements and our partnership agreement, for actions associated with being a director to the fullest extent permitted under Delaware law. Following its review of director compensation for 2025, the Board approved an increase in the value of the annual phantom unit grant to $160,000.

Equity Ownership Guidelines. Non-employee directors of the general partner are required to hold common units, phantom units, or related grants of such securities under the Partnership’s long-term incentive plans which have an aggregate value equivalent to three times the annual Board cash retainer. Directors have five years from the date of their initial election to the Board to comply with this requirement. Each non-employee director is currently in compliance with these ownership guidelines.
The following table sets forth information concerning total director compensation earned during 2024 by each non-employee director, including Mr. Brown’s director compensation earned prior to his appointment as President and CEO:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Oscar K. Brown (1)	110,332	145,000	255,332
Kenneth F. Owen	134,000	145,000	279,000
David J. Schulte	134,000	145,000	279,000
Lisa A. Stewart	136,000	145,000	281,000
________________________________________________________________________________________
(1)Mr. Brown’s fees reflect those earned until his appointment as President and CEO effective October 28, 2024. Upon his appointment, he no longer receives compensation as a non-employee director.
(2)The amounts included in the Stock Awards column represent the grant date fair value of phantom units made to directors in 2024, computed in accordance with FASB ASC Topic 718, based on the value of our common units on grant date. See the table below for phantom units awarded to each non-employee director during 2024. As of December 31, 2024, Messrs. Brown, Owen, and Schulte and Ms. Stewart each had 5,199 outstanding phantom units. Mr. Brown also has outstanding time-based units he received upon his appointment to President and Chief Executive Officer as disclosed in the Outstanding Equity Awards at Year-End 2024 table.

The table below contains the grant date fair value of phantom unit awards made to each non-employee director during 2024, including to Mr. Brown prior to his appointment as President and CEO:

Name	Grant Date	Phantom Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Oscar K. Brown	February 13	5,199	145,000
Kenneth F. Owen	February 13	5,199	145,000
David J. Schulte	February 13	5,199	145,000
Lisa A. Stewart	February 13	5,199	145,000
_________________________________________________________________________________________
(1)The phantom units granted on February 13, 2024, vested in full on February 12, 2025. Directors received distribution equivalent rights, paid in cash on a quarterly basis, during the vesting period.
(2)The amounts included in the Grant Date Fair Value of Stock Awards column represent the grant date fair value of the awards made to non-employee directors in 2024 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the value included above.

Compensation Committee Interlocks and Insider Participation

While WES does have a Compensation Committee, our Board continues to make substantive compensation decisions for our executive officers at the recommendation of the Compensation Committee. Messrs. Bennett and Forthuber, and Ms. Clark, who are directors of our general partner, are also executive or corporate officers of Occidental. However, all compensation decisions with respect to each of these persons are made by Occidental, and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Mr. Oscar Brown, who was appointed as President and Chief Executive Officer in October 2024, also serves as a member of the Compensation Committee. Mr. Brown recuses himself from Compensation Committee discussion of, and decisions on, his compensation. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner, and Occidental.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units held by the following as of February 21, 2025:

•each member of the Board;

•each named executive officer of our general partner;

•all directors and officers of our general partner as a group; and

•Occidental and its affiliates.

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Occidental Petroleum Corporation (2)	165,681,578	43.4%
Peter J. Bennett	—	*
Oscar K. Brown	39,990	*
Christopher B. Dial (3)	169,389	*
Daniel P. Holderman	35,748	*
Nicole E. Clark	—	*
Frederick A. Forthuber	—	*
Kenneth F. Owen	37,929	*
David J. Schulte	36,229	*
Kristen S. Shults	88,129	*
Lisa A. Stewart	35,929	*
All directors and executive officers as a group (11 persons)	520,058	*
_________________________________________________________________________________________
*Less than 1%.
(1)The address for Occidental and its representatives on the Board of our general partner is 5 Greenway Plaza, Suite 110, Houston, Texas 77046. The address for all other beneficial owners in this table is 9950 Woodloch Forest Drive, Suite 2800, The Woodlands, Texas 77380.
(2)Occidental is the ultimate parent company of each of the following entities and may, therefore, be deemed to beneficially own the units held by such entities. Western Gas Resources, Inc. owns 156,219,520 common units, APC Midstream Holdings, LLC owns 457,849 common units, and Anadarko USH1 Corporation owns 9,004,209 common units of WES.
(3)Common units are held in a margin account.

The following table sets forth owners of 5% or greater of our common units, other than Occidental and its affiliates, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	ALPS Advisors, Inc. 1290 Broadway, Suite 1100 Denver, CO 80203	31,423,596 (1)	8.26%
Common Units	Invesco Ltd. 1331 Spring Street NW, Suite 2500 Atlanta, GA 30309	22,809,161 (2)	5.99%
_________________________________________________________________________________________
(1)Based upon its Schedule 13G/A filed February 13, 2025, with the SEC with respect to Partnership securities held as of December 31, 2024, ALPS Advisors, Inc. (“ALPS”) has shared voting and dispositive power as to 31,423,596 common units and Alerian MLP ETF, a fund controlled by ALPS, also has shared voting and dispositive power as to 31,193,433 of the common units held by ALPS.
(2)Based upon its Form 13F-HR filed February 13, 2025, with the SEC with respect to Partnership securities held as of December 31, 2024, Invesco Ltd. has shared voting power as to common units and dispositive power as to 22,809,161 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIPs as of December 31, 2024. For more information regarding the plans, read Note 15—Equity-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	3,366,234	— (2)	8,707,910
Equity compensation plans not approved by security holders	139,080	— (2)	—
Total	3,505,314	—	8,707,910
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of February 21, 2025, Occidental held (i) 165,681,578 of our common units, representing a 42.4% limited partner interest in us, (ii) through its ownership of the general partner, 9,060,641 general partner units, representing a 2.3% general partner interest in us, and (iii) a 2.0% limited partner interest in WES Operating through its ownership of WGRAH.
We control, manage, and operate WES Operating through our ownership of WES Operating GP. We, directly and indirectly through our ownership of WES Operating GP, owned a 98.0% limited partner interest and the entire non-economic general partner interest in WES Operating.
The officers of our general partner are also officers of WES Operating GP and our general partner’s officers operate WES Operating’s business. Other than our CEO, who serves as a director, three of our directors are currently affiliated with Occidental and our remaining three directors are independent as defined by the NYSE.

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

Summary of Material Related-Party Transactions

The following tables summarize material related-party transactions included in our consolidated financial statements (see Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

Statements of operations
	Year Ended December 31,
thousands	2024	2023	2022
Revenues and other
Service revenues – fee based	$2,099,116	$1,773,914	$1,674,959
Service revenues – product based	56,688	16,497	56,907
Product sales	5,704	43,683	63,367
Total revenues and other	2,161,508	1,834,094	1,795,233
Equity income, net – related parties (1)	112,385	152,959	183,483
Operating expenses
Cost of product (2)	(67,414)	(72,903)	(25,447)
Operation and maintenance	10,580	4,618	5,081
General and administrative (3)	350	284	2,338
Total operating expenses	(56,484)	(68,001)	(18,028)
Gain (loss) on divestiture and other, net	—	—	(1,756)
_________________________________________________________________________________________
(1)See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Includes related-party natural-gas and NGLs imbalances.
(3)The year ended December 31, 2022, includes equity-based compensation expense allocated to us by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Balance sheets
	December 31,
thousands	2024	2023
Assets
Accounts receivable, net	$401,315	$358,141
Other current assets	6,671	1,260
Equity investments (1)	541,435	904,535
Other assets	41,641	43,216
Total assets	991,062	1,307,152
Liabilities
Accounts and imbalance payables	20,609	38,541
Accrued liabilities	4,717	4,979
Other liabilities (2)	504,415	335,320
Total liabilities	529,741	378,840
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

Statements of cash flows
	Year Ended December 31,
thousands	2024	2023	2022
Distributions from equity-investment earnings – related parties	$111,386	$155,169	$186,153
Capital expenditures	—	—	(470)
Contributions to equity investments - related parties	(9,690)	(1,153)	(9,632)
Distributions from equity investments in excess of cumulative earnings – related parties	30,850	39,104	63,897
Proceeds from the sale of assets to related parties	—	—	200
Distributions to Partnership unitholders (1)	(604,512)	(494,127)	(372,468)
Distributions to WES Operating unitholders (2)	(25,450)	(22,850)	(24,898)
Net contributions from (distributions to) related parties	—	—	1,423
Unit repurchases from Occidental (3)	—	(127,500)	(252,500)
_________________________________________________________________________________________
(1)Represents common and general partner unit distributions paid to Occidental pursuant to our partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)Represents distributions paid to Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(3)Represents common units repurchased from Occidental. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The following tables summarize material related-party transactions for WES Operating (which are included in our consolidated financial statements) to the extent the amounts differ materially from our consolidated financial statements:

Statements of operations
	Year Ended December 31,
thousands	2024	2023	2022
General and administrative (1)	$4,130	$3,554	$5,373
_________________________________________________________________________________________
(1)Includes an intercompany service fee between us and WES Operating. The year ended December 31, 2022, includes equity-based compensation expense allocated to WES Operating by Occidental, which is not reimbursed to Occidental and is reflected as a contribution to partners’ capital in the consolidated statements of equity and partners’ capital (see Incentive Plans within Note 6—Related-Party Transactions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).

Balance sheets
	December 31,
thousands	2024	2023
Other current assets	$6,263	$1,235
Other assets	38,421	41,405
Accounts and imbalance payables (1)	46,773	69,472
Accrued liabilities	4,717	4,662
_________________________________________________________________________________________
(1)Includes balances related to transactions between us and WES Operating.

Statements of cash flows
	Year Ended December 31,
thousands	2024	2023	2022
Distributions to WES Operating unitholders (1)	$(1,272,152)	$(1,142,217)	$(1,244,533)
_________________________________________________________________________________________
(1)Represents distributions paid to us and Occidental, through its ownership of WGRAH, pursuant to WES Operating’s partnership agreement. The years ended December 31, 2023 and 2022, include distributions made from WES Operating to us that were used to repurchase common units. See Note 4—Partnership Distributions and Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Related-party revenues. Related-party revenues include amounts earned by us from services provided to Occidental and from the sale of natural gas, condensate, and NGLs to Occidental.

Gathering and processing agreements. We have significant gathering, processing, and produced-water disposal arrangements with affiliates of Occidental on most of our systems. While Occidental is our contracting counterparty, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on our facilities and infrastructure to bring their volumes to market. For the year ended December 31, 2024, production owned or controlled by Occidental represented 34% of our throughput for natural-gas assets (excluding equity-investment throughput), 91% of our throughput for crude-oil and NGLs assets (excluding equity-investment throughput), and 78% of our throughput for produced-water assets.
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

In October 2024, Kerr-McGee Oil and Gas Onshore LP (“KMOG”), a subsidiary of Occidental, and WES DJ Gathering LLC, our subsidiary, executed an amendment (the “Amendment”) to the Gas Gathering Agreement, dated July 1, 2010, as amended (the “DJ Basin Gas Gathering Agreement”) to add four additional well pads under the agreement. The Amendment also provides for (i) the potential extension of the DJ Gas Gathering Agreement following the primary term through an annual evergreen feature and (ii) a provision that has the effect of extending the primary term of the DJ Basin Gas Gathering Agreement by up to four additional years (through 2033), depending upon when KMOG meets the minimum volume commitments associated with the newly added well pads.

Marketing Services. Prior to January 1, 2021, Occidental provided marketing-related services to certain of our subsidiaries. While we now market and sell substantially all of our crude oil, residue gas, and NGLs directly to third parties, we still have some marketing agreements with affiliates of Occidental, the activity for which is reflected in the related-party statements of operations above.

Related-party expenses. Operation and maintenance expense includes amounts accrued for or paid to related parties for field-related costs, field offices, and easements (see Related-party commercial agreement below) supporting our operations at certain assets. General and administrative expense includes amounts accrued for or paid to Occidental for certain reimbursed expenses pursuant to the provisions of our and WES Operating’s agreements with Occidental. Cost of product expense includes amounts related to certain continuing marketing arrangements with affiliates of Occidental, related-party imbalances, and transactions with affiliates accounted for under the equity method of accounting. See Marketing Services in the section above. Related-party expenses bear no direct relationship to related-party revenues, and third-party expenses bear no direct relationship to third-party revenues.

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
Through December 31, 2024, there have been no payments or claims to Occidental related to these indemnification agreements and no payments or claims have been received from Occidental related to these indemnification agreements.

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

Item 14. Principal Accounting Fees and Services

We have engaged KPMG LLP as our and WES Operating’s independent registered public accounting firm. The following table presents fees for the audit of the annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	WES		WES Operating
thousands	2024	2023	2024	2023
Audit fees	$625	$575	$2,831	$2,905
Audit-related fees	—	—	175	—
Total	$625	$575	$3,006	$2,905

Audit fees are primarily for the audit of our and WES Operating’s consolidated financial statements, including the audit of the effectiveness of internal control over financial reporting, consents, comfort letters, other audits, and the reviews of financial statements included in the Forms 10-Q. Audit-related fees for the year ended December 31, 2024, include fees associated with reasonable assurance services related to certain metrics included in our 2023 Sustainability Report.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of our general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services and any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2024, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee. During 2024, the Audit Committee reviewed and approved the use of KPMG LLP’s Accounting research and disclosure checklist applications for no additional fee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of our and WES Operating’s consolidated financial statements for the year ended December 31, 2025.

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
Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024, File No. 001-35753).

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

4.	5
Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4, which is included as Exhibit A to Exhibit 4.2, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

4.	6
Seventh Supplemental Indenture, dated as of June 4, 2015, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.	7
Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.	8
Eighth Supplemental Indenture, dated as of July 12, 2016, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.	9
Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.	10
Ninth Supplemental Indenture, dated as of March 2, 2018, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

4.	11
Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 2, 2018, File No. 001-34046).

4.	12
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

4.	14
Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A-1 to Exhibit 4.1, to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 9, 2018, File No. 001-34046).

4.	15
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

4.	17
Form of 3.100% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3, which is included as Exhibit A-2 to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on January 13, 2020, File No. 001-34046).

4.	18
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

	4.	21
Form of 6.150% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on April 5, 2023, File No. 001-34046).

	4.	22
Thirteenth Supplemental Indenture, dated as of September 29, 2023, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on September 29, 2023, File No. 001-34046).

	4.	23
Form of 6.350% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2, which is included as Exhibit A to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on September 29, 2023, File No. 001-34046).

	4.	24
Fourteenth Supplemental Indenture, dated as of August 20, 2024, by and between Western Midstream Operating, LP, as Issuer, and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Midstream Operating, LP’s Current Report on Form 8-K filed on August 20, 2024, File No. 001-34046).

	4.	25
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

	10.	6
Western Midstream Partners, LP Executive Change in Control Severance Plan (Amended and Restated as of November 1, 2022) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on November 2, 2022, File No. 001-35753).

‡	10.	7
Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 17, 2017, File No. 001-34046).

‡	10.	8
Form of Award Agreement under the Western Gas Partners, LP 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Western Gas Partners, LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on December 13, 2017, File No. 333-151317).

‡	10.	9
Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Equity Partners, LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-35753).

Exhibit Number			Description
‡	10.	10
Form of Award Agreement for outside directors under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Western Gas Equity Partners, LP’s Registration Statement on Form S-8 filed on January 30, 2013, File No. 333-186306).

‡	10.	11
Western Midstream Partners, LP Incentive Compensation Program (incorporated by reference to Exhibit 10.19 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 22, 2023, File No. 001-35753).

‡	10.	12
Form of 2023 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 3, 2023, File No. 001-35753).

	10.	13
Form of 2024 Phantom Unit Award Agreement (Time-Based Awards) (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

	10.	14
Form of 2024 Phantom Unit Award Agreement (TUR Awards) (incorporated by reference to Exhibit 10.2 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

	10.	15
Form of 2024 Phantom Unit Award Agreement (ROA Awards) (incorporated by reference to Exhibit 10.3 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on May 8, 2024, File No. 001-35753).

*‡	10.	16	Transition and Separation Agreement and General Release entered into by and between Western Midstream Partners, LP and Michael P. Ure.
	10.	17
Fourth Amended and Restated Revolving Credit Agreement, dated as of April 6, 2023, among Western Midstream Operating, LP, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on April 10, 2023, File No. 001-35753).

	10.	18
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

	10.	19
Form of Commercial Paper Dealer Agreement between WES Operating, as Issuer, and the Dealer party thereto, for the Commercial Paper Program (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on November 16, 2023, File No. 001-35753).

	10.	20
Tax Sharing Agreement by and between Western Gas Equity Partners, LP and Anadarko Petroleum Corporation, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Western Gas Equity Partners, LP on December 12, 2012, File No. 001-35753).

†	10.	21
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

†	10.	22
Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on July 26, 2017, File No. 001-34046).

†	10.	23
Amendment to Gas Gathering Agreement effective January 1, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP (incorporated by reference to Exhibit 10.29 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 16, 2018, File No. 001-34046).

†	10.	24
Amendment to Gas Gathering Agreement, dated May 10, 2018, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 1, 2018, File No. 001-34046).

†	10.	25
Amendment to Gas Gathering Agreement effective January 1, 2020, between Kerr-McGee Gathering LLC and Kerr-McGee Oil & Gas Onshore LP (incorporated by reference to Exhibit 10.42 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-34046).

Exhibit Number			Description
†	10.	26
Gas Gathering Agreement between Anadarko E&P Onshore LLC and Delaware Basin Midstream, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-34046).

†	10.	27
Second Amendment to Gas Gathering Agreement by and between Delaware Basin Midstream LLC and Anadarko E&P Onshore LLC, effective as of the May 1, 2023 (incorporated by reference to Exhibit 10.1 to Western Midstream Partners, LP’s Quarterly Report on Form 10-Q filed on August 8, 2023, File No. 001-35753).

*†	10.	28	Amendment to Gas Gathering Agreement, dated effective September 30, 2024, between WES DJ Gathering LLC and Kerr-McGee Oil & Gas Onshore LP.
*	19.	1	WES Insider Trading Policy.
*	21.	1	List of Subsidiaries of Western Midstream Partners, LP.
*	23.	1	Consent of KPMG LLP - Western Midstream Partners, LP.
*	23.	2	Consent of KPMG LLP - Western Midstream Operating, LP.
	24.	1	Power of Attorney (included on the signatures page of this annual report on Form 10-K).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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
Western Midstream Partners, LP Incentive Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to Western Midstream Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024, File No. 001-35753).

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

February 26, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

February 26, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP
February 26, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

February 26, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

Each person whose signature appears below constitutes and appoints Oscar K. Brown and Kristen S. Shults, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following officers in their capacities at Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP, and Western Midstream Operating GP, LLC, the general partner of Western Midstream Operating, LP, and the following directors in their capacities at Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP which is the sole member of Western Midstream Operating GP, LLC, the general partner of Western Midstream Operating, LP, on February 26, 2025.

Signature	Title (Position with Western Midstream Holdings, LLC and Western Midstream Operating GP, LLC, as applicable)

/s/ Peter J. Bennett	Chair
Peter J. Bennett

/s/ Oscar K. Brown	President, Chief Executive Officer and Director
Oscar K. Brown	(Principal Executive and Financial Officer)

/s/ Kristen S. Shults	Senior Vice President and Chief Financial Officer
Kristen S. Shults	(Principal Financial Officer)

/s/ Catherine A. Green	Senior Vice President and Chief Accounting Officer
Catherine A. Green	(Principal Accounting Officer)

/s/ Nicole E. Clark	Director
Nicole E. Clark

/s/ Frederick A. Forthuber	Director
Frederick A. Forthuber

/s/ Kenneth F. Owen	Director
Kenneth F. Owen

/s/ David J. Schulte	Director
David J. Schulte

/s/ Lisa A. Stewart	Director
Lisa A. Stewart