Form 10-Q
period 2025-03-31
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2025-05-07
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of April 30, 2025:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	381,327,362
Western Midstream Operating, LP	None	None	None	None
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

Powder River Basin complex	The Hilight system and assets acquired from Meritage, which includes a gathering system, processing plants, and the Thunder Creek NGL pipeline.
Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.
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

SEC	U.S. Securities and Exchange Commission.
Services Agreement	That certain amended and restated Services, Secondment, and Employee Transfer Agreement, dated as of December 31, 2019, between WES Operating GP and Occidental.
Skim oil	A crude-oil byproduct that is recovered during the produced-water gathering and disposal process.
Springfield system	The Springfield gas-gathering system and Springfield oil-gathering system.
TEG	Texas Express Gathering LLC, in which we own a 20% interest.
TEP	Texas Express Pipeline LLC, in which we own a 20% interest.
WES Operating	Western Midstream Operating, LP, formerly known as Western Gas Partners, LP, and its subsidiaries.
WES Operating GP	Western Midstream Operating GP, LLC, the general partner of WES Operating.
West Texas complex	The Delaware Basin Midstream complex and DBJV and Haley systems.
WGRAH	WGR Asset Holding Company LLC, a subsidiary of Occidental.
White Cliffs	White Cliffs Pipeline, LLC, in which we own a 10% interest.
Whitethorn LLC
Whitethorn Pipeline Company LLC, in which we owned a 20% interest that we sold in February 2024 (see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).

Whitethorn	A crude-oil and condensate pipeline, and related storage facilities, owned by Whitethorn LLC.
2025 Purchase Program	The $250.0 million buyback program ending December 31, 2026. The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions.

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2025	2024
Revenues and other
Service revenues – fee based	$823,197	$781,262
Service revenues – product based	59,252	66,740
Product sales	34,469	39,292
Other	198	435
Total revenues and other (1)	917,116	887,729
Equity income, net – related parties	20,435	32,819
Operating expenses
Cost of product	41,492	46,079
Operation and maintenance	226,514	194,939
General and administrative	66,786	67,839
Property and other taxes	17,826	13,920
Depreciation and amortization	170,460	157,991
Long-lived asset and other impairments	3	23
Total operating expenses (2)	523,081	480,791
Gain (loss) on divestiture and other, net	(4,667)	239,617
Operating income (loss)	409,803	679,374
Interest expense	(97,293)	(94,506)
Gain (loss) on early extinguishment of debt	—	524
Other income (expense), net	7,477	2,346
Income (loss) before income taxes	319,987	587,738
Income tax expense (benefit)	3,435	1,522
Net income (loss)	316,552	586,216
Net income (loss) attributable to noncontrolling interests	7,545	13,386
Net income (loss) attributable to Western Midstream Partners, LP	$309,007	$572,830
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$309,007	$572,830
General partner interest in net (income) loss	(7,170)	(13,330)
Limited partners’ interest in net income (loss) (3)	301,837	559,500
Net income (loss) per common unit – basic (3)	$0.79	$1.47
Net income (loss) per common unit – diluted (3)	$0.79	$1.47
Weighted-average common units outstanding – basic (3)	380,986	380,024
Weighted-average common units outstanding – diluted (3)	382,494	381,628
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $558.4 million and $499.8 million for the three months ended March 31, 2025 and 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(12.1) million and $(26.0) million for the three months ended March 31, 2025 and 2024, respectively, all primarily related to changes in imbalance positions. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$448,447	$1,090,464
Accounts receivable, net	673,204	701,838
Other current assets	68,243	54,888
Total current assets	1,189,894	1,847,190
Property, plant, and equipment
Cost	15,677,543	15,509,910
Less accumulated depreciation	5,950,449	5,795,301
Net property, plant, and equipment	9,727,094	9,714,609
Goodwill	4,783	4,783
Other intangible assets	641,824	649,740
Equity investments	527,526	541,435
Other assets	365,756	387,028
Total assets (1)	$12,456,877	$13,144,785
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$357,278	$312,945
Short-term debt	350,597	1,011,032
Accrued ad valorem taxes	46,016	38,319
Accrued liabilities	257,038	329,398
Total current liabilities	1,010,929	1,691,694
Long-term liabilities
Long-term debt	6,925,033	6,926,647
Deferred income taxes	31,392	29,679
Asset retirement obligations	378,889	370,195
Other liabilities	777,063	751,400
Total long-term liabilities	8,112,377	8,077,921
Total liabilities (2)	9,123,306	9,769,615
Equity and partners’ capital
Common units (381,327,148 and 380,556,643 units issued and outstanding at March 31, 2025, and December 31, 2024, respectively)	3,183,365	3,224,802
General partner units (9,060,641 units issued and outstanding at March 31, 2025, and December 31, 2024)	10,045	10,803
Total partners’ capital	3,193,410	3,235,605
Noncontrolling interests	140,161	139,565
Total equity and partners’ capital	3,333,571	3,375,170
Total liabilities, equity, and partners’ capital	$12,456,877	$13,144,785
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $968.5 million and $991.1 million as of March 31, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $393.5 million and $401.3 million as of March 31, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $577.0 million and $529.7 million as of March 31, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $37.3 million and $20.6 million as of March 31, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	301,837	7,170	7,545	316,552
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,949)	(6,949)
Distributions to Partnership unitholders	(333,068)	(7,928)	—	(340,996)
Equity-based compensation expense	8,248	—	—	8,248
Other	(18,454)	—	—	(18,454)
Balance at March 31, 2025	$3,183,365	$10,045	$140,161	$3,333,571

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	559,500	13,330	13,386	586,216
Distributions to Chipeta noncontrolling interest owner	—	—	(1,085)	(1,085)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,591)	(4,591)
Distributions to Partnership unitholders	(218,228)	(5,210)	—	(223,438)
Equity-based compensation expense	9,423	—	—	9,423
Other	(19,364)	—	—	(19,364)
Balance at March 31, 2024	$3,225,562	$11,313	$139,416	$3,376,291
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$316,552	$586,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170,460	157,991
Long-lived asset and other impairments	3	23
Non-cash equity-based compensation expense	8,248	9,423
Deferred income taxes	1,713	230
Accretion and amortization of long-term obligations, net	2,202	2,190
Equity income, net – related parties	(20,435)	(32,819)
Distributions from equity-investment earnings – related parties	23,337	29,304
(Gain) loss on divestiture and other, net	4,667	(239,617)
(Gain) loss on early extinguishment of debt	—	(524)
Other	190	112
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	28,634	(53,714)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(46,684)	(100,383)
Change in other items, net	41,906	41,276
Net cash provided by operating activities	530,793	399,708
Cash flows from investing activities
Capital expenditures	(142,402)	(193,789)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	11,007	19,033
Proceeds from the sale of assets to third parties	19	582,739
(Increase) decrease in materials and supplies inventory and other	(9,414)	(10,691)
Net cash provided by (used in) investing activities	(140,790)	396,849
Cash flows from financing activities
Repayments of debt	(663,831)	(14,503)
Commercial paper borrowings (repayments), net	—	(510,379)
Increase (decrease) in outstanding checks	(113)	766
Distributions to Partnership unitholders (1)	(340,996)	(223,438)
Distributions to Chipeta noncontrolling interest owner	—	(1,085)
Distributions to noncontrolling interest owner of WES Operating	(6,949)	(4,591)
Other	(20,131)	(20,868)
Net cash provided by (used in) financing activities	(1,032,020)	(774,098)
Net increase (decrease) in cash and cash equivalents	(642,017)	22,459
Cash and cash equivalents at beginning of period	1,090,464	272,787
Cash and cash equivalents at end of period	$448,447	$295,246
Supplemental disclosures
Interest paid, net of capitalized interest	$119,905	$130,885
Accrued capital expenditures	88,894	116,751
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2025	2024
Revenues and other
Service revenues – fee based	$823,197	$781,262
Service revenues – product based	59,252	66,740
Product sales	34,469	39,292
Other	198	435
Total revenues and other (1)	917,116	887,729
Equity income, net – related parties	20,435	32,819
Operating expenses
Cost of product	41,492	46,079
Operation and maintenance	226,514	194,939
General and administrative	66,974	67,479
Property and other taxes	17,826	13,920
Depreciation and amortization	170,460	157,991
Long-lived asset and other impairments	3	23
Total operating expenses (2)	523,269	480,431
Gain (loss) on divestiture and other, net	(4,667)	239,617
Operating income (loss)	409,615	679,734
Interest expense	(97,293)	(94,506)
Gain (loss) on early extinguishment of debt	—	524
Other income (expense), net	7,431	2,287
Income (loss) before income taxes	319,753	588,039
Income tax expense (benefit)	3,435	1,522
Net income (loss)	316,318	586,517
Net income (loss) attributable to noncontrolling interest	1,242	1,686
Net income (loss) attributable to Western Midstream Operating, LP	$315,076	$584,831
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $558.4 million and $499.8 million for the three months ended March 31, 2025 and 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(10.6) million and $(24.7) million for the three months ended March 31, 2025 and 2024, respectively, all primarily related to changes in imbalance positions. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$442,139	$1,084,446
Accounts receivable, net	711,300	701,814
Other current assets	65,744	53,775
Total current assets	1,219,183	1,840,035
Property, plant, and equipment
Cost	15,677,543	15,509,910
Less accumulated depreciation	5,950,449	5,795,301
Net property, plant, and equipment	9,727,094	9,714,609
Goodwill	4,783	4,783
Other intangible assets	641,824	649,740
Equity investments	527,526	541,435
Other assets	362,996	383,808
Total assets (1)	$12,483,406	$13,134,410
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$356,962	$339,108
Short-term debt	350,597	1,011,032
Accrued ad valorem taxes	46,016	38,319
Accrued liabilities	218,551	248,589
Total current liabilities	972,126	1,637,048
Long-term liabilities
Long-term debt	6,925,033	6,926,647
Deferred income taxes	31,392	29,679
Asset retirement obligations	378,889	370,195
Other liabilities	772,734	744,715
Total long-term liabilities	8,108,048	8,071,236
Total liabilities (2)	9,080,174	9,708,284
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at March 31, 2025, and December 31, 2024)	3,375,514	3,399,650
Total partners’ capital	3,375,514	3,399,650
Noncontrolling interest	27,718	26,476
Total equity and partners’ capital	3,403,232	3,426,126
Total liabilities, equity, and partners’ capital	$12,483,406	$13,134,410
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $1.0 billion and $987.4 million as of March 31, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $431.6 million and $401.3 million as of March 31, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $577.0 million and $555.9 million as of March 31, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $37.3 million and $46.8 million as of March 31, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$316,318	$586,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170,460	157,991
Long-lived asset and other impairments	3	23
Non-cash equity-based compensation expense	8,144	9,278
Deferred income taxes	1,713	230
Accretion and amortization of long-term obligations, net	2,202	2,190
Equity income, net – related parties	(20,435)	(32,819)
Distributions from equity-investment earnings – related parties	23,337	29,304
(Gain) loss on divestiture and other, net	4,667	(239,617)
(Gain) loss on early extinguishment of debt	—	(524)
Other	190	112
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(9,486)	(71,872)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(30,834)	(102,341)
Change in other items, net	45,186	42,177
Net cash provided by operating activities	511,465	380,649
Cash flows from investing activities
Capital expenditures	(142,402)	(193,789)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	11,007	19,033
Proceeds from the sale of assets to third parties	19	582,739
(Increase) decrease in materials and supplies inventory and other	(9,414)	(10,691)
Net cash provided by (used in) investing activities	(140,790)	396,849
Cash flows from financing activities
Repayments of debt	(663,831)	(14,503)
Commercial paper borrowings (repayments), net	—	(510,379)
Increase (decrease) in outstanding checks	(118)	699
Distributions to WES Operating unitholders (1)	(347,356)	(229,446)
Distributions to Chipeta noncontrolling interest owner	—	(1,085)
Other	(1,677)	(1,504)
Net cash provided by (used in) financing activities	(1,012,982)	(756,218)
Net increase (decrease) in cash and cash equivalents	(642,307)	21,280
Cash and cash equivalents at beginning of period	1,084,446	268,184
Cash and cash equivalents at end of period	$442,139	$289,464
Supplemental disclosures
Interest paid, net of capitalized interest	$119,905	$130,885
Accrued capital expenditures	88,894	116,751
________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Midstream Partners, LP (the “Partnership”) is a Delaware master limited partnership formed in September 2012. Western Midstream Operating, LP (together with its subsidiaries, “WES Operating”) is a Delaware limited partnership formed in 2007 to acquire, own, develop, and operate midstream assets. The Partnership owns, directly and indirectly, a 98.0% limited partner interest in WES Operating, and directly owns all of the outstanding equity interests of Western Midstream Operating GP, LLC, which holds the entire non-economic general partner interest in WES Operating. In addition, Occidental owns the Partnership’s general partner and a 2.0% limited partner interest in WES Operating through its ownership of WGR Asset Holding Company LLC (“WGRAH”).
For purposes of these consolidated financial statements, the Partnership refers to Western Midstream Partners, LP in its individual capacity or to Western Midstream Partners, LP and its subsidiaries, including Western Midstream Operating GP, LLC and WES Operating, as the context requires. “WES Operating GP” refers to Western Midstream Operating GP, LLC, individually as the general partner of WES Operating. The Partnership’s general partner, Western Midstream Holdings, LLC (the “general partner”), is a wholly owned subsidiary of Occidental Petroleum Corporation. “Occidental” refers to Occidental Petroleum Corporation, as the context requires, and its subsidiaries, excluding the general partner. “Related parties” refers to Occidental (see Note 6), the Partnership’s investments accounted for under the equity method of accounting (see Note 7), and WES Operating for transactions with the Partnership that eliminate upon consolidation (see Note 6).
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of March 31, 2025, the Partnership’s assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Partnership and entities in which it holds a controlling or other financial interest, including WES Operating, WES Operating GP, proportionately consolidated interests, and equity investments. All significant intercompany transactions have been eliminated.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2024 Form 10-K, as filed with the SEC on February 26, 2025. Management believes that the disclosures made are adequate to make the information not misleading.
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

Inventory. As of March 31, 2025, and December 31, 2024, Other current assets includes (i) $4.5 million and $2.5 million, respectively, of NGLs inventory and (ii) $6.8 million and $0.6 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of March 31, 2025, and December 31, 2024, Other assets includes (i) $5.1 million and $5.5 million, respectively, of NGLs line-fill inventory, and (ii) $106.4 million and $110.3 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

Segments. The Partnership’s operations continue to be organized into a single operating segment, the assets of which gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water in the United States.
Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” was adopted on December 31, 2024, using a retrospective approach with no impact to the consolidated financial statements; however, the adoption did result in additional disclosure. See Note 11.

Equity-based compensation. During the three months ended March 31, 2025 and 2024, the Partnership issued 770,505 and 970,155 common units, respectively, under its long-term incentive plans. Compensation expense was $8.2 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

New accounting pronouncements not yet adopted. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires additional disclosure and disaggregation of certain income statement expense line items and may be applied prospectively or retrospectively. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements. The Partnership is assessing the impact of this guidance on its disclosures in the Notes to the Consolidated Financial Statements.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended March 31,
thousands	2025	2024
Revenue from customers
Service revenues – fee based	$823,197	$781,262
Service revenues – product based	59,252	66,740
Product sales	34,469	39,292
Total revenue from customers	916,918	887,294
Revenue from other than customers
Other	198	435
Total revenues and other	$917,116	$887,729

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets, were $666.9 million and $693.9 million as of March 31, 2025, and December 31, 2024, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2024	$43,186
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period	(1,822)
Additional estimated revenues recognized	2,055
Contract assets balance at March 31, 2025	$43,419

Contract assets at March 31, 2025
Other current assets	$15,415
Other assets	28,004
Total contract assets from contracts with customers	$43,419

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

thousands
Contract liabilities balance at December 31, 2024	$610,571
Cash received or receivable, excluding revenues recognized during the period	33,735
Revenues recognized that were included in the contract liability balance at the beginning of the period	(3,867)
Contract liabilities balance at March 31, 2025	$640,439

Contract liabilities at March 31, 2025
Accrued liabilities	$10,878
Other liabilities	629,561
Total contract liabilities from contracts with customers	$640,439

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2025	$845,146
2026	1,163,984
2027	1,143,131
2028	959,144
2029	1,459,072
Thereafter	1,769,243
Total	$7,339,720

3. ACQUISITIONS AND DIVESTITURES

Marcellus Interest systems. During the second quarter of 2024, the Partnership closed on the sale of its 33.75% interest in the Marcellus Interest systems for proceeds of $206.2 million, resulting in a net gain on sale of $63.9 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations.

Mont Belvieu JV, Whitethorn LLC, Panola, and Saddlehorn. During the first quarter of 2024, the Partnership closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Enterprise EF78 LLC, (ii) the 20.00% interest in Whitethorn Pipeline Company LLC, (iii) the 15.00% interest in Panola Pipeline Company, LLC, and (iv) the 20.00% interest in Saddlehorn Pipeline Company, LLC. The combined proceeds received in the first quarter of 2024 of $588.6 million includes $5.9 million in pro-rata distributions through closing, resulting in a net gain on sale of $239.7 million that was recorded as Gain (loss) on divestiture and other, net in the consolidated statement of operations.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. PARTNERSHIP DISTRIBUTIONS

Partnership distributions. The Partnership distributes all of its available cash, as defined in the partnership agreement, to unitholders of record on the applicable record date within 55 days following each quarter’s end.
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
December 31	0.875	340,996	February 14, 2025	February 3, 2025
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
December 31	347,356	February 2025
2025
March 31	$363,290	May 2025

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of March 31, 2025, Occidental held 165,681,578 common units, representing a 42.5% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 215,645,570 common units, representing a 55.2% limited partner interest in the Partnership.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2025, the Partnership repurchased no common units. As of March 31, 2025, the Partnership had an authorized amount of $250.0 million remaining under the program.

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
thousands except per-unit amounts	2025	2024
Net income (loss)
Limited partners’ interest in net income (loss)	$301,837	$559,500
Weighted-average common units outstanding
Basic	380,986	380,024
Dilutive effect of non-vested phantom units	1,508	1,604
Diluted	382,494	381,628
Excluded due to anti-dilutive effect	250	—
Net income (loss) per common unit
Basic	$0.79	$1.47
Diluted	$0.79	$1.47

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended March 31,
thousands	2025	2024
Revenues and other
Service revenues – fee based	$541,745	$489,729
Service revenues – product based	11,859	14,057
Product sales	4,798	(3,977)
Total revenues and other	558,402	499,809
Equity income, net – related parties (1)	20,435	32,819
Operating expenses
Cost of product (2)	(14,014)	(27,412)
Operation and maintenance	1,921	1,439
General and administrative	31	—
Total operating expenses	(12,062)	(25,973)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	March 31, 2025	December 31, 2024
Assets
Accounts receivable, net	$393,454	$401,315
Other current assets	8,843	6,671
Equity investments (1)	527,526	541,435
Other assets	38,717	41,641
Total assets	968,540	991,062
Liabilities
Accounts and imbalance payables	37,257	20,609
Accrued liabilities	5,165	4,717
Other liabilities (2)	534,612	504,415
Total liabilities	577,034	529,741
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Three Months Ended March 31,
thousands	2025	2024
Distributions from equity-investment earnings – related parties	$23,337	$29,304
Distributions from equity investments in excess of cumulative earnings – related parties	11,007	19,033
Distributions to Partnership unitholders (1)	(152,899)	(111,689)
Distributions to WES Operating unitholders (2)	(6,949)	(4,591)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended March 31,
thousands	2025	2024
General and administrative (1)	$1,537	$1,306
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	March 31, 2025	December 31, 2024
Accounts receivable, net (1)	$431,569	$401,315
Other current assets	6,567	6,263
Other assets	35,957	38,421
Accounts and imbalance payables (1)	37,257	46,773
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Three Months Ended March 31,
thousands	2025	2024
Distributions to WES Operating unitholders (1)	$(347,356)	$(229,446)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36% and 31% for the three months ended March 31, 2025 and 2024, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 91% and 89% for the three months ended March 31, 2025 and 2024, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 80% and 77% for the three months ended March 31, 2025 and 2024, respectively.
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

Services Agreement. Occidental performed certain centralized corporate functions for the Partnership and WES Operating pursuant to the agreement dated as of December 31, 2019, between WES Operating GP and Occidental (“Services Agreement”). Most of the administrative and operational services previously provided by Occidental fully transitioned to the Partnership by December 31, 2021, with certain limited transition services remaining in place pursuant to the terms of the Services Agreement.

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

Related-party commercial agreement. During the first quarter of 2021, an affiliate of Occidental and the Partnership amended certain West Texas surface-use and salt-water disposal agreements to reduce usage fees owed by the Partnership in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the amended agreements were $30.0 million at the time the agreement was executed. As a result of the amendments, (i) these agreements are classified as operating leases and (ii) a right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset is being amortized to Operation and maintenance expense through 2038, the remaining term of the agreements.

Customer concentration. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2024	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Balance at March 31, 2025
White Cliffs	10.00%	$9,802	$671	$(671)	$(1,014)	$8,788
Rendezvous	22.00%	5,639	(577)	(237)	(478)	4,347
TEG	20.00%	14,496	265	(270)	(79)	14,412
TEP	20.00%	170,060	3,598	(3,661)	(4,059)	165,938
FRP	33.33%	183,588	10,653	(12,647)	(2,654)	178,940
Mi Vida	50.00%	42,765	2,480	(2,506)	(1,458)	41,281
Red Bluff Express	30.00%	115,085	3,345	(3,345)	(1,265)	113,820
Total		$541,435	$20,435	$(23,337)	$(11,007)	$527,526
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Trade receivables, net	$672,604	$701,225	$710,719	$701,225
Other receivables, net	600	613	581	589
Total accounts receivable, net	$673,204	$701,838	$711,300	$701,814

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
NGLs inventory	$4,499	$2,514	$4,499	$2,514
Materials and supplies	6,821	613	6,821	613
Imbalance receivables	6,078	7,253	6,078	7,253
Prepaid insurance	11,609	15,418	11,384	14,712
Contract assets	15,415	12,358	15,415	12,358
Other	23,821	16,732	21,547	16,325
Total other current assets	$68,243	$54,888	$65,744	$53,775

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Accrued interest expense	$108,551	$133,365	$108,551	$133,365
Short-term asset retirement obligations	11,011	12,830	11,011	12,830
Short-term remediation and reclamation obligations	2,491	2,585	2,491	2,585
Income taxes payable	6,307	4,585	6,307	4,585
Contract liabilities	10,878	11,055	10,878	11,055
Accrued payroll and benefits	35,756	66,563	—	—
Short-term lease liabilities	59,351	58,897	59,351	58,897
Other	22,693	39,518	19,962	25,272
Total accrued liabilities	$257,038	$329,398	$218,551	$248,589

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	March 31, 2025			December 31, 2024
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Senior Notes	$336,758	$336,594	$336,118	$1,000,589	$1,000,076	$997,666
Finance lease liabilities	14,003	14,003	14,003	10,956	10,956	10,956
Total short-term debt	$350,761	$350,597	$350,121	$1,011,545	$1,011,032	$1,008,622

Long-term debt
Senior Notes (2)	$6,976,834	$6,904,841	$6,604,266	$6,976,834	$6,903,318	$6,548,127
Finance lease liabilities	20,192	20,192	20,192	23,329	23,329	23,329
Total long-term debt	$6,997,026	$6,925,033	$6,624,458	$7,000,163	$6,926,647	$6,571,456
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)As of March 31, 2025, maturity dates range from 2026 to 2050.

Debt activity. The following table presents the debt activity for the three months ended March 31, 2025:

thousands	Carrying Value
Balance at December 31, 2024	$7,937,679
Repayment of 3.100% Senior Notes due 2025	(663,831)
Finance lease liabilities	(90)
Other	1,872
Balance at March 31, 2025	$7,275,630

WES Operating Senior Notes. WES Operating issued the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050 in January 2020. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050, were 4.169% and 5.363%, respectively, at March 31, 2025 and 2024. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the first quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value (see Debt activity above). As of March 31, 2025, the 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet.
During the third quarter of 2024, WES Operating completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034. Net proceeds from the offering were used to repay a portion of the maturing 3.100% Senior Notes due 2025, will be used to repay a portion of 3.950% Senior Notes due 2025, and for general partnership purposes, including the funding of capital expenditures. In addition, during 2024, WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations.
As of March 31, 2025, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

Revolving credit facility. In April 2025, WES Operating exercised an option to extend the maturity date of the RCF from April 2029 to April 2030, for each extending lender. The non-extending lender’s commitments mature in April 2028 and represent $120.0 million out of $2.0 billion of total commitments, which is expandable to a maximum of $2.5 billion, from all lenders.
As of March 31, 2025, there were no outstanding borrowings, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of March 31, 2025 and 2024, the interest rate on any outstanding RCF borrowings was 5.62% and 6.63%, respectively. The facility-fee rate was 0.20% at March 31, 2025 and 2024. As of March 31, 2025, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary, but may not exceed 397 days. As of March 31, 2025, there were no outstanding borrowings under the commercial paper program.

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of March 31, 2025, and December 31, 2024, the consolidated balance sheets included $3.6 million and $4.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the DBM water systems, Powder River Basin complex, West Texas complex, and DJ Basin complex.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Segment overview. The Partnership’s chief operating decision maker (“CODM”) is the Partnership’s President and Chief Executive Officer who assesses performance and allocates resources on a consolidated basis due to the similar nature of services provided to customers across the Partnership’s domestic asset portfolio. The CODM does not assess performance and allocate resources separately for Western Midstream Operating, LP. Accordingly, the Partnership has a single operating and reportable segment, all the assets of which are in the United States and gather, compress, treat, process, and transport natural gas; gather, stabilize, and transport condensate, NGLs, and crude oil; and gather and dispose of produced water. See Revenue and cost of product in Note 1.

Performance measures. Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) is used as the performance measure by the Partnership’s CODM in assessing performance and allocating resources to the Partnership’s single operating and reportable segment. Net income (loss) is the most comparable GAAP metric to the performance metric of non-GAAP Adjusted EBITDA. The Partnership defines Adjusted EBITDA as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) income tax benefit, (v) other income, and (vi) the noncontrolling interest owners’ proportionate share of revenues and expenses.
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
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended March 31,
thousands	2025	2024
Revenues from external customers (1)	$916,918	$887,294
Other revenues	198	435
Total revenues and other	917,116	887,729
Equity income, net – related parties	20,435	32,819
Less significant expenses: (2)
Operation and maintenance	226,514	194,939
Cash general and administrative costs (3)	57,704	57,499
Less other segment items:
Depreciation and amortization	170,460	157,991
Interest expense	97,293	94,506
Other (income) expense, net (4)	(7,477)	(2,346)
Income tax expense (benefit)	3,435	1,522
Other (5)	73,070	(169,779)
Net income (loss)	$316,552	$586,216
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of March 31, 2025, and December 31, 2024, the consolidated balance sheets included $12.5 billion and $13.1 billion, respectively, of total assets, which includes $527.5 million and $541.4 million of assets related to equity investments as of March 31, 2025, and December 31, 2024, respectively.
Capital expenditures for additions to long-lived assets were $142.4 million and $193.8 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, wherein WES Operating is fully consolidated, and which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of the 2024 Form 10-K as filed with the SEC on February 26, 2025.
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of March 31, 2025 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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
•cyber-attacks or security breaches; and
•other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the 2024 Form 10-K, in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

Risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of March 31, 2025, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the three months ended March 31, 2025, included the following:

•During the first quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value.
•Our first-quarter 2025 per-unit distribution of $0.910 increased $0.035 from the fourth-quarter 2024 per-unit distribution of $0.875.
•Completed the start-up of the North Loving plant in late-February 2025, increasing gas processing capacity at the West Texas complex by 250 MMcf/d to a total of 2,190 MMcf/d.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended
	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	1,975	1,973	—%	1,761	12%
DJ Basin	1,404	1,502	(7)%	1,372	2%
Powder River Basin	463	488	(5)%	406	14%
Equity investments	550	550	—%	508	8%
Other	899	881	2%	1,117	(20)%
Total throughput for natural-gas assets	5,291	5,394	(2)%	5,164	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	256	260	(2)%	225	14%
DJ Basin	94	102	(8)%	87	8%
Powder River Basin	25	27	(7)%	23	9%
Equity investments	103	121	(15)%	202	(49)%
Other	36	34	6%	39	(8)%
Total throughput for crude-oil and NGLs assets	514	544	(6)%	576	(11)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,190	1,216	(2)%	1,149	4%
Total throughput for produced-water assets	1,190	1,216	(2)%	1,149	4%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude-oil daily settlement prices during 2024, ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024, and prices during the three months ended March 31, 2025, ranged from a low of $66.03 per barrel in March 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during 2024, ranged from a low of ($6.23) per MMBtu in August 2024 to a high of $8.27 per MMBtu in January 2024, and prices during the three months ended March 31, 2025, ranged from a low of ($1.12) per MMBtu in March 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
Additionally, even in favorable commodity-price environments, our customers face operational challenges such as severe weather disruptions, oil and gas takeaway constraints, produced water recycling and disposal limitations, seismicity concerns, new regulatory requirements, and optimizing large, complex drilling programs. Our producers’ ability to mitigate or manage such challenges can significantly impact the volumes available for us to service in the short term. For this reason, we strive to work proactively with our customers whenever possible to provide high levels of reliability on our systems and help them meet these operational challenges as they arise.

Impact of inflation. High inflation in the U.S. has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, raising operating costs and capital expenditures. Additionally, the Trump administration has imposed significant import tariffs, including on imports of steel and aluminum, and may impose further tariffs on other U.S. trading partners. These tariffs could substantially increase our operating and capital costs. While future inflation and tariff impacts are uncertain, higher operating and capital costs could materially and negatively affect financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates. Interest rates can be volatile, affecting our interest expense on RCF and commercial paper borrowings. Future increased interest rates would likely result in additional increases in financing costs. As with other yield-oriented securities, our unit price could be impacted by our implied distribution yield relative to market interest rates. Therefore, changes in interest rates may affect investor yield requirements. A rising interest-rate environment could have an adverse impact on our unit price and ability to issue equity to make acquisitions, to reduce debt, or for other purposes. However, we expect our cost of capital to remain competitive, as our peers face similar interest-rate dynamics.

ACQUISITIONS AND DIVESTITURES

During the second quarter of 2024, we closed on the sale of our 33.75% interest in the Marcellus Interest systems. During the first quarter of 2024, we closed on the sale of the following equity investments to third parties: (i) the 25.00% interest in Mont Belvieu JV, (ii) the 20.00% interest in Whitethorn LLC, (iii) the 15.00% interest in Panola, and (iv) the 20.00% interest in Saddlehorn. See Note 3—Acquisitions and Divestitures under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended
thousands	March 31, 2025	December 31, 2024	March 31, 2024
Total revenues and other (1)	$917,116	$928,503	$887,729
Equity income, net – related parties	20,435	28,158	32,819
Total operating expenses (1)	523,081	528,263	480,791
Gain (loss) on divestiture and other, net	(4,667)	(2,655)	239,617
Operating income (loss)	409,803	425,743	679,374
Interest expense	(97,293)	(99,336)	(94,506)
Gain (loss) on early extinguishment of debt	—	—	524
Other income (expense), net	7,477	15,617	2,346
Income (loss) before income taxes	319,987	342,024	587,738
Income tax expense (benefit)	3,435	444	1,522
Net income (loss)	316,552	341,580	586,216
Net income (loss) attributable to noncontrolling interests	7,545	7,967	13,386
Net income (loss) attributable to Western Midstream Partners, LP (2)	$309,007	$333,613	$572,830
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

For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2025, to the three months ended December 31, 2024, or to the three months ended March 31, 2024, as applicable.

Throughput

	Three Months Ended
	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	371	380	(2)%	606	(39)%
Processing	4,370	4,464	(2)%	4,050	8%
Equity investments (1)	550	550	—%	508	8%
Total throughput	5,291	5,394	(2)%	5,164	2%
Throughput attributable to noncontrolling interests (2)	181	181	—%	174	4%
Total throughput attributable to WES for natural-gas assets	5,110	5,213	(2)%	4,990	2%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	411	423	(3)%	374	10%
Equity investments (1)	103	121	(15)%	202	(49)%
Total throughput	514	544	(6)%	576	(11)%
Throughput attributable to noncontrolling interests (2)	11	10	10%	11	—%
Total throughput attributable to WES for crude-oil and NGLs assets	503	534	(6)%	565	(11)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,190	1,216	(2)%	1,149	4%
Throughput attributable to noncontrolling interests (2)	24	25	(4)%	23	4%
Total throughput attributable to WES for produced-water assets	1,166	1,191	(2)%	1,126	4%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets decreased by 103 MMcf/d compared to the three months ended December 31, 2024, primarily due to lower volumes at the DJ Basin and Powder River Basin complexes due to decreased production in the areas. These decreases were offset partially by higher volumes at the Brasada complex due to increased plant capacity beginning in January 2025.
Total throughput attributable to WES for natural-gas assets increased by 120 MMcf/d compared to the three months ended March 31, 2024, primarily due to (i) higher volumes at the West Texas, DJ Basin, and Powder River Basin complexes due to increased production in the areas, and (ii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline beginning in November 2024. These increases were offset partially due to (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, (ii) lower volumes at the Springfield gas-gathering system and Granger complex due to decreased production in the areas, and (iii) lower volumes at the MIGC system due to certain temporary customer constraints.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 31 MBbls/d compared to the three months ended December 31, 2024, primarily due to (i) lower volumes on the TEP and FRP pipelines, and (ii) lower volumes at the DJ Basin oil system due to decreased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 62 MBbls/d compared to the three months ended March 31, 2024, primarily due to (i) the divestiture of Whitethorn LLC and Saddlehorn in the first quarter of 2024, and (ii) lower volumes on the TEP pipeline. These decreases were offset partially by higher volumes at the DBM oil system due to increased production in the area.

Produced-water assets
Total throughput attributable to WES for produced-water assets decreased by 25 MBbls/d compared to the three months ended December 31, 2024, due to lower production and increased recycling activities in the upstream operations of our producers.
Total throughput attributable to WES for produced-water assets increased by 40 MBbls/d compared to the three months ended March 31, 2024, due to higher production, partially offset by increased recycling activities in the upstream operations of our producers.

Revenues

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Service revenues – fee based	$823,197	$858,896	(4)%	$781,262	5%

Other revenues from customers
Service revenues – product based	$59,252	$38,455	54%	$66,740	(11)%
Product sales	34,469	31,024	11%	39,292	(12)%
Total other revenues from customers	$93,721	$69,479	35%	$106,032	(12)%

Per-unit gross average sales price:
Natural gas (per Mcf)	$2.06	$0.80	158%	$1.25	65%
NGLs (per Bbl)	30.63	28.85	6%	30.93	(1)%

Service revenues – fee based
Service revenues – fee based decreased by $35.7 million compared to the three months ended December 31, 2024, primarily due to decreases of (i) $13.0 million at the DJ Basin complex due to decreased throughput, partially offset by increased deficiency fees, (ii) $7.4 million at the DBM water systems due to an amendment to contract terms effective January 1, 2025, and decreased throughput, (iii) $6.9 million and $5.2 million at the DJ Basin oil and Springfield systems, respectively, primarily due to annual cumulative catch-up adjustments for cost-of-service changes that increased revenue during the fourth quarter of 2024, as well as decreased throughput, and (iv) $2.5 million at the Powder River Basin complex attributable to decreased throughput.
Service revenues – fee based increased by $41.9 million compared to the three months ended March 31, 2024, primarily due to increases of (i) $31.1 million at the West Texas complex due to increased throughput, (ii) $8.6 million at the DBM oil system as a result of increased throughput and higher average fees resulting from a cost-of-service rate redetermination effective January 1, 2025, and (iii) $6.2 million and $4.4 million at the DJ Basin and Powder River Basin complexes, respectively, primarily due to increased throughput, partially offset by a decrease in deficiency fees. These increases were offset partially by a decrease of $10.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024.

Other revenues from customers
Other revenues from customers increased by $24.2 million compared to the three months ended December 31, 2024, primarily due to increases of (i) $18.7 million at the West Texas complex due to increased product recoveries and increased average prices, and (ii) $4.0 million at the DJ Basin complex due to changes in contract mix.
Other revenues from customers decreased by $12.3 million compared to the three months ended March 31, 2024, primarily due to decreases of (i) $8.0 million at the Chipeta complex attributable to contract changes effective during the third quarter of 2024 and decreased product recoveries, and (ii) $3.3 million at the Granger complex due to a contract change effective during the first quarter of 2024.

Equity Income, Net – Related Parties

	Three Months Ended
thousands except percentages	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Equity income, net – related parties	$20,435	$28,158	(27)%	$32,819	(38)%

Equity income, net – related parties decreased by $7.7 million compared to the three months ended December 31, 2024, primarily due to decreases of $4.1 million, $2.3 million, and $1.7 million at TEP, FRP, and Red Bluff Express, respectively.
Equity income, net – related parties decreased by $12.4 million compared to the three months ended March 31, 2024, primarily due to decreases of (i) $5.5 million resulting from the sale of several equity investments to third parties in the first quarter of 2024 and (ii) $3.6 million, $2.1 million, and $1.1 million at TEP, Red Bluff Express, and FRP, respectively. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended
thousands except percentages	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Natural-gas purchases	$14,017	$4,992	181%	$9,228	52%
NGLs purchases	60,418	57,988	4%	70,425	(14)%
Other	(32,943)	(23,665)	(39)%	(33,574)	2%
Cost of product	41,492	39,315	6%	46,079	(10)%
Operation and maintenance	226,514	231,244	(2)%	194,939	16%
Total Cost of product and Operation and maintenance expenses	$268,006	$270,559	(1)%	$241,018	11%

Natural-gas purchases
Natural-gas purchases increased by $9.0 million and $4.8 million compared to the three months ended December 31, 2024, and March 31, 2024, respectively, primarily due to higher average prices at the West Texas complex.

NGLs purchases
NGLs purchases decreased by $10.0 million compared to the three months ended March 31, 2024, primarily due to decreases of (i) $5.6 million at the West Texas complex due to lower purchased volumes and average prices, and (ii) $4.5 million at the Chipeta complex due to a contract change effective during the third quarter of 2024.

Other items
Other items decreased by $9.3 million compared to the three months ended December 31, 2024, primarily due to changes in imbalance positions at the West Texas and DJ Basin complexes.

Operation and maintenance expense
Operation and maintenance expense increased by $31.6 million compared to the three months ended March 31, 2024, primarily due to increases of (i) $10.4 million in equipment and material costs, (ii) $7.2 million in utility expense, (iii) $4.2 million in salaries and wages costs, (iv) $4.2 million in maintenance and repair costs, and (v) $2.4 million in information technology costs.

Other Operating Expenses

	Three Months Ended
thousands except percentages	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
General and administrative	$66,786	$76,028	(12)%	$67,839	(2)%
Property and other taxes	17,826	18,684	(5)%	13,920	28%
Depreciation and amortization	170,460	162,990	5%	157,991	8%
Long-lived asset and other impairments	3	2	50%	23	(87)%
Total other operating expenses	$255,075	$257,704	(1)%	$239,773	6%

General and administrative expenses
General and administrative expenses decreased by $9.2 million compared to the three months ended December 31, 2024, primarily due to decreases in personnel costs and contract labor and consulting costs.

Property and other taxes
Property and other taxes increased by $3.9 million compared to the three months ended March 31, 2024, primarily due to a lower ad valorem property tax accrual recorded during 2024 related to the finalization of 2023 assessments at the DJ Basin complex and DJ Basin oil system.

Depreciation and amortization expense
Depreciation and amortization expense increased by $7.5 million compared to the three months ended December 31, 2024, primarily due to increases of (i) $3.2 million at the Powder River Basin complex primarily due to acceleration of depreciation expense during the first quarter of 2025 and updated salvage values, and (ii) $2.6 million at the West Texas complex primarily related to capital projects being placed into service.
Depreciation and amortization expense increased by $12.5 million compared to the three months ended March 31, 2024, primarily due to capital projects being placed into service at the West Texas complex and DBM water systems.

Interest Expense

	Three Months Ended
thousands except percentages	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Long-term and short-term debt	$(96,060)	$(99,489)	(3)%	$(95,956)	—%
Finance lease liabilities	(583)	(609)	(4)%	(677)	(14)%
Commitment fees and amortization of debt-related costs	(3,201)	(3,376)	(5)%	(3,200)	—%
Capitalized interest	2,551	4,138	(38)%	5,327	(52)%
Interest expense	$(97,293)	$(99,336)	(2)%	$(94,506)	3%

Interest expense increased by $2.8 million compared to the three months ended March 31, 2024, primarily due to increases of (i) $11.1 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024 and (ii) $2.8 million due to lower capitalized interest. These increases were offset partially by decreases of (i) $5.7 million due to no outstanding borrowings on the commercial paper program during 2025, (ii) $3.7 million due to the repayment of the 3.100% Senior Notes due 2025 during the first quarter of 2025, and (iii) $1.6 million due to lower outstanding balances on certain senior notes due to debt repurchases. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Other Income (Expense), Net

	Three Months Ended
thousands except percentages	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Other income (expense), net	$7,477	$15,617	(52)%	$2,346	NM

Other income (expense), net decreased by $8.1 million compared to the three months ended December 31, 2024, primarily due to interest income earned resulting from higher cash and cash equivalent balances during the fourth quarter of 2024.
Other income (expense), net increased by $5.1 million compared to the three months ended March 31, 2024, primarily due to interest income earned resulting from higher cash and cash equivalent balances during the first quarter of 2025.

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

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) income tax benefit, (v) other income, and (vi) the noncontrolling interest owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:
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

Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow are not defined in GAAP. The GAAP measure that is most directly comparable to Adjusted Gross Margin is gross margin. Net income (loss) and net cash provided by operating activities are the GAAP measures that are most directly comparable to Adjusted EBITDA. The GAAP measure that is most directly comparable to Free Cash Flow is net cash provided by operating activities. Our non-GAAP financial measures (i) should not be considered as alternatives to the comparable GAAP measures or any other measure of financial performance presented in accordance with GAAP, (ii) have important limitations as analytical tools because they exclude some, but not all, items that affect the comparable GAAP measures, (iii) should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, and (iv) may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility as comparative measures.
Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management considers in evaluating our operating results.
The following tables present reconciliations of the GAAP measure to our non-GAAP measures:

	Three Months Ended
thousands	March 31, 2025	December 31, 2024	March 31, 2024
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$917,116	$928,503	$887,729
Less:
Cost of product	41,492	39,315	46,079
Depreciation and amortization	170,460	162,990	157,991
Gross margin	705,164	726,198	683,659
Add:
Distributions from equity investments	34,344	31,585	48,337
Depreciation and amortization	170,460	162,990	157,991
Less:
Reimbursed electricity-related charges recorded as revenues	29,004	31,834	24,695
Adjusted Gross Margin attributable to noncontrolling interests (1)	20,181	20,542	20,240
Adjusted Gross Margin	$860,783	$868,397	$845,052
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

	Three Months Ended
thousands except per-unit amounts	March 31, 2025	December 31, 2024	March 31, 2024
Gross margin
Gross margin for natural-gas assets (1)	$527,144	$534,452	$511,584
Gross margin for crude-oil and NGLs assets (1)	101,275	108,259	93,578
Gross margin for produced-water assets (1)	84,576	91,219	85,041
Per-Mcf Gross margin for natural-gas assets (2)	1.11	1.08	1.09
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.19	2.16	1.78
Per-Bbl Gross margin for produced-water assets (2)	0.79	0.82	0.81
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets	$618,452	$616,373	$597,163
Adjusted Gross Margin for crude-oil and NGLs assets	143,475	147,060	150,269
Adjusted Gross Margin for produced-water assets	98,856	104,964	97,620
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.34	1.29	1.32
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	3.17	3.00	2.92
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.94	0.96	0.95
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

	Three Months Ended
thousands	March 31, 2025	December 31, 2024	March 31, 2024
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$316,552	$341,580	$586,216
Add:
Distributions from equity investments	34,344	31,585	48,337
Non-cash equity-based compensation expense	8,248	9,421	9,423
Interest expense	97,293	99,336	94,506
Income tax expense	3,435	444	1,522
Depreciation and amortization	170,460	162,990	157,991
Long-lived asset and other impairments	3	2	23
Other expense	190	9	112
Less:
Gain (loss) on divestiture and other, net	(4,667)	(2,655)	239,617
Gain (loss) on early extinguishment of debt	—	—	524
Equity income, net – related parties	20,435	28,158	32,819
Other income	7,477	15,617	2,346
Adjusted EBITDA attributable to noncontrolling interests (1)	13,708	13,548	14,415
Adjusted EBITDA	$593,572	$590,699	$608,409
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$530,793	$554,446	$399,708
Interest (income) expense, net	97,293	99,336	94,506
Accretion and amortization of long-term obligations, net	(2,202)	(2,354)	(2,190)
Current income tax expense (benefit)	1,722	411	1,292
Other (income) expense, net	(7,477)	(15,617)	(2,346)
Distributions from equity investments in excess of cumulative earnings – related parties	11,007	3,290	19,033
Changes in assets and liabilities:
Accounts receivable, net	(28,634)	30,203	53,714
Accounts and imbalance payables and accrued liabilities, net	46,684	(56,949)	100,383
Other items, net	(41,906)	(8,519)	(41,276)
Adjusted EBITDA attributable to noncontrolling interests (1)	(13,708)	(13,548)	(14,415)
Adjusted EBITDA	$593,572	$590,699	$608,409
Cash flow information
Net cash provided by operating activities	$530,793	$554,446	$399,708
Net cash provided by (used in) investing activities	(140,790)	(230,321)	396,849
Net cash provided by (used in) financing activities	(1,032,020)	(358,398)	(774,098)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended
thousands	March 31, 2025	December 31, 2024	March 31, 2024
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$530,793	$554,446	$399,708
Less:
Capital expenditures	142,402	238,769	193,789
Contributions to equity investments – related parties	—	9,690	—
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	11,007	3,290	19,033
Free Cash Flow	$399,398	$309,277	$224,952
Cash flow information
Net cash provided by operating activities	$530,793	$554,446	$399,708
Net cash provided by (used in) investing activities	(140,790)	(230,321)	396,849
Net cash provided by (used in) financing activities	(1,032,020)	(358,398)	(774,098)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin decreased by $21.0 million compared to the three months ended December 31, 2024, due to (i) an $11.4 million decrease in total revenues and other, (ii) a $7.5 million increase in depreciation and amortization, and (iii) a $2.2 million increase in cost of product.
Gross margin increased by $21.5 million compared to the three months ended March 31, 2024, primarily due to (i) a $29.4 million increase in total revenues and other and (ii) a $4.6 million decrease in cost of product. These amounts were offset partially by a $12.5 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $25.0 million compared to the three months ended December 31, 2024, primarily due to (i) an $11.4 million decrease in total revenues and other, (ii) an $8.1 million decrease in other income (expense), net, and (iii) a $7.7 million decrease in equity income, net – related parties.
Net income (loss) decreased by $269.7 million compared to the three months ended March 31, 2024, primarily due to (i) a $244.3 million decrease in gain (loss) on divestiture and other, net, (ii) a $42.3 million increase in total operating expenses, and (iii) a $12.4 million decrease in equity income, net – related parties. These amounts were offset partially by a $29.4 million increase in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended
thousands except percentages and per-unit amounts	March 31, 2025	December 31, 2024	Inc/ (Dec)	March 31, 2024	Inc/ (Dec)
Adjusted Gross Margin	$860,783	$868,397	(1)%	$845,052	2%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.34	1.29	4%	1.32	2%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.17	3.00	6%	2.92	9%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.94	0.96	(2)%	0.95	(1)%
Adjusted EBITDA	593,572	590,699	—%	608,409	(2)%
Free cash flow	399,398	309,277	29%	224,952	78%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin.

Adjusted Gross Margin decreased by $7.6 million compared to the three months ended December 31, 2024, primarily due to (i) decreased throughput, partially offset by increased deficiency fees at the DJ Basin complex, (ii) decreased throughput and annual cumulative catch-up adjustments for cost-of-service changes that increased revenue during the fourth quarter of 2024 at the DJ Basin oil and Springfield systems, and (iii) decreased throughput and an amendment to contract terms effective January 1, 2025, at the DBM water systems. These decreases were offset partially by increased product recoveries and increased average prices at the West Texas complex.
Adjusted Gross Margin increased by $15.7 million compared to the three months ended March 31, 2024, primarily due to (i) increased throughput at the West Texas and Powder River Basin complexes and (ii) increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2025, at the DBM oil system. These increases were offset partially by (i) the sale of our interests in the Marcellus Interest systems, Saddlehorn, and Mont Belvieu JV during 2024, and (ii) a contract change effective during the first quarter of 2024 at the Granger complex.
Per-Mcf Adjusted Gross Margin for natural-gas assets increased by $0.05 compared to the three months ended December 31, 2024, primarily due to increased product recoveries and increased average prices at the West Texas complex.
Per-Mcf Adjusted gross margin for natural-gas assets increased by $0.02 compared to the three months ended March 31, 2024, primarily due to (i) increased throughput at the West Texas complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets, and (ii) the sale of our interest in the Marcellus Interest systems in the second quarter of 2024, which had a lower-than-average per-Mcf margin compared to our other natural-gas assets.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.17 compared to the three months ended December 31, 2024, primarily due to (i) increased distributions at FRP and (ii) decreased throughput at TEP, which had a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These increases were offset partially by a decrease resulting from an annual cumulative catch-up adjustment for cost-of-service changes that increased revenue during the fourth quarter of 2024 at the DJ Basin oil system.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.25 compared to the three months ended March 31, 2024, primarily due to (i) the sale of our interests in Saddlehorn and Mont Belvieu JV in the first quarter of 2024 and decreased throughput at TEP, all of which had lower-than-average per-Bbl margins as compared to our other crude oil and NGLs assets, and (ii) increased distributions at FRP. These increases were offset partially by decreased revenues associated with demand volumes, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2025, at the DJ Basin oil system.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.02 compared to the three months ended December 31, 2024, primarily due to a change in contract terms effective January 1, 2025, and decreased throughput.

Adjusted EBITDA. Adjusted EBITDA increased by $2.9 million compared to the three months ended December 31, 2024, primarily due to (i) an $8.1 million decrease in general and administrative expenses excluding non-cash equity-based compensation expense, (ii) a $4.7 million decrease in operation and maintenance expenses, and (iii) a $2.8 million increase in distributions from equity investments. These amounts were offset partially by (i) an $11.4 million decrease in total revenues and other and (ii) a $2.0 million increase in cost of product (net of lower of cost or market inventory adjustments).
Adjusted EBITDA decreased by $14.8 million compared to the three months ended March 31, 2024, primarily due to (i) a $31.6 million increase in operation and maintenance expenses, (ii) a $14.0 million decrease in distributions from equity investments, and (iii) a $3.9 million increase in property taxes. These amounts were offset partially by (i) a $29.4 million increase in total revenues and other and (ii) a $4.7 million decrease in cost of product (net of lower of cost or market inventory adjustments).

Free Cash Flow. Free Cash Flow increased by $90.1 million compared to the three months ended December 31, 2024, primarily due to (i) a $96.4 million decrease in capital expenditures, (ii) a $9.7 million decrease in contributions to equity investments, and (iii) a $7.7 million increase in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a $23.7 million decrease in net cash provided by operating activities.
Free Cash Flow increased by $174.4 million compared to the three months ended March 31, 2024, primarily due to (i) a $131.1 million increase in net cash provided by operating activities and (ii) a $51.4 million decrease in capital expenditures. These amounts were offset partially by an $8.0 million decrease in distributions from equity investments in excess of cumulative earnings.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity, as of March 31, 2025, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the first quarter of 2025 of $0.910 per unit, or $355.3 million in the aggregate. The cash distribution is payable on May 15, 2025, to our unitholders of record at the close of business on May 2, 2025.
In February 2025, the Board authorized a buyback program of up to $250.0 million of our common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined based on ongoing assessments of capital needs, our financial performance, the market price of our common units, and other factors, including organic growth and acquisition opportunities and general market conditions. The program does not obligate us to acquire any common units and the program may be suspended or discontinued at our discretion without prior notice.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of March 31, 2025, we had a $179.0 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of March 31, 2025, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2025	2024
Acquisitions	$—	$443
Capital expenditures (1)	142,402	193,789
Capital incurred (1)	167,212	210,930
_________________________________________________________________________________________
(1)For three months ended March 31, 2025 and 2024, included $2.6 million and $5.3 million, respectively, of capitalized interest.

Capital expenditures decreased by $51.4 million for the three months ended March 31, 2025, primarily due to decreases of (i) $56.2 million at the West Texas complex, primarily attributable to construction costs incurred in 2024 associated with the North Loving plant that was completed in the first quarter of 2025, (ii) $15.1 million at the DBM water systems due to decreased construction of certain water-disposal wells, equipment, facilities, and well-connect projects, and (iii) $6.4 million in corporate-level capital expenditures. These decreases were offset partially by increases of (i) $16.2 million at the Powder River Basin complex primarily attributable to an increase in construction of facilities and well-connect projects and (ii) $11.6 million at the DBM oil system related to an increase in pipeline and oil pumping projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
thousands	2025	2024
Net cash provided by (used in):
Operating activities	$530,793	$399,708
Investing activities	(140,790)	396,849
Financing activities	(1,032,020)	(774,098)
Net increase (decrease) in cash and cash equivalents	$(642,017)	$22,459

Operating activities. Net cash provided by operating activities increased for the three months ended March 31, 2025, primarily due to the impact of changes in assets and liabilities, partially offset by lower distributions from equity-investment earnings, higher interest expense and lower cash operating income. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2025, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, Powder River Basin complex, DBM water systems, DJ Basin complex, and DBM oil system, (ii) increases to materials and supplies inventory and other, and (iii) distributions received from equity investments in excess of cumulative earnings.
Net cash provided by investing activities for the three months ended March 31, 2024, primarily included (i) proceeds related to the sale of several equity investments to third parties, (ii) distributions received from equity investments in excess of cumulative earnings, (iii) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system, and (iv) increases to materials and supplies inventory and other.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2025, primarily included (i) retiring the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value and (ii) distributions paid to WES unitholders and noncontrolling interest owners.
Net cash used in financing activities for the three months ended March 31, 2024, primarily included (i) net repayments under the commercial paper program, (ii) distributions paid to WES unitholders and noncontrolling interest owners, and (iii) purchasing and retiring portions of certain of WES Operating’s senior notes via open-market repurchases.

Debt and credit facilities. As of March 31, 2025, the carrying value of outstanding debt was $7.3 billion. In addition, we have $336.8 million in senior note borrowings due within the next year and, as of March 31, 2025, we have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the three months ended March 31, 2025, WES Operating (i) retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025, for $663.8 million. As of March 31, 2025, the 3.950% Senior Notes due 2025 were classified as short-term debt on the consolidated balance sheet. WES Operating intends to repay the 3.950% Senior Notes due 2025 at or prior to maturity with cash on hand, including proceeds received from the 2024 public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034.
For additional information on our senior notes, RCF, and commercial paper program, see Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Credit risk. We bear credit risk through exposure to non-payment or non-performance by our counterparties (e.g., Occidental and other customers, financial institutions, and other parties), including risks from a customer’s inability to satisfy payables to us for services rendered, minimum-volume-commitment deficiency payments owed, or volumes owed pursuant to gas- or NGLs-imbalance agreements. We examine and monitor the creditworthiness of customers and may establish credit limits for customers. We are subject to the risk of non-payment or late payment by producers for gathering, processing, transportation, and disposal fees. Additionally, we continue to evaluate counterparty credit risk and, in certain circumstances, are exercising our contractual rights to request adequate assurance of performance.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended
thousands	March 31, 2025	December 31, 2024	March 31, 2024
Net income (loss) attributable to WES	$309,007	$333,613	$572,830
Limited partner interest in WES Operating not held by WES (1)	6,303	6,806	11,700
General and administrative expenses (2)	(188)	(126)	360
Other income (expense), net	(46)	(58)	(59)
Income taxes	—	8	—
Net income (loss) attributable to WES Operating	$315,076	$340,243	$584,831
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Three Months Ended March 31,
thousands	2025	2024
WES net cash provided by operating activities	$530,793	$399,708
General and administrative expenses (1)	(188)	360
Non-cash equity-based compensation expense	(104)	(145)
Changes in working capital	(18,990)	(19,215)
Other income (expense), net	(46)	(59)
WES Operating net cash provided by operating activities	$511,465	$380,649

WES net cash provided by (used in) financing activities	$(1,032,020)	$(774,098)
Distributions to WES unitholders (2)	340,996	223,438
Distributions to WES from WES Operating (3)	(340,407)	(224,855)
Increase (decrease) in outstanding checks	(5)	(67)
Other	18,454	19,364
WES Operating net cash provided by (used in) financing activities	$(1,012,982)	$(756,218)
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recognized during the periods reported. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity-price risk. There have been no significant changes to our commodity-price risk discussion from the disclosure set forth under Part II, Item 7A in our Form 10-K for the year ended December 31, 2024, except as noted below and in Outlook under Part I, Item 2 of this Form 10-Q.
For the three months ended March 31, 2025, 96% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate three times in 2024, and the target range has remained static during the three months ended March 31, 2025. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of March 31, 2025, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at March 31, 2025, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2024, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the first quarter of 2025:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
January 1-31, 2025	—	$—	—	$—
February 1-28, 2025	—	—	—	250,000,000
March 1-31, 2025	—	—	—	250,000,000
Total	—	—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended March 31, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Appointment of Independent Director

On May 4, 2025, Robert G. Phillips was appointed as a member of the Board. Mr. Phillips will also serve on the Special Committee and Compensation Committee of the Board.
The Board has determined that Mr. Phillips qualifies as an independent director under the applicable listing standards of the New York Stock Exchange and the Securities Exchange Act of 1934. Mr. Phillips’ compensation as a member of the Board will be consistent with the compensation of other independent members of the Board, which is described under the section titled “Executive Compensation—Director Compensation” of the Partnership’s Annual Report on Form 10-K filed with the SEC on February 26, 2025, except that his cash compensation for 2025 will be prorated based on the term of his service.
There are no arrangements or understandings between Mr. Phillips and any other person pursuant to which he was selected to be a director. There are no related person transactions regarding Mr. Phillips that require disclosure under Item 404(a) of Regulation S-K.
Mr. Phillips will have rights to indemnification by the Partnership and the General Partner pursuant to the organizational documents of the Partnership and the General Partner, and an Indemnification Agreement, the form of which has been previously filed by the Partnership.

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

Exhibit Number		Description
3.	8
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

*	10.	1	Retirement Agreement, dated February 18, 2025, between Robert W. Bourne and Western Midstream Partners, LP.
*	10.	2	Western Midstream Partners, LP Executive Severance Plan (Amended and Restated as of February 20, 2025).
*	31.	1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.

Exhibit Number			Description
*	31.	2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Partners, LP.
*	31.	3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
*	31.	4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Western Midstream Operating, LP.
**	32.	1
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

May 7, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

May 7, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

May 7, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

May 7, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)