Form 10-Q
period 2025-06-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2025-08-06
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of August 1, 2025:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	381,328,604
Western Midstream Operating, LP	None	None	None	None
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$851,419	$793,785	$1,674,616	$1,575,047
Service revenues – product based	50,442	61,466	109,694	128,206
Product sales	40,280	50,111	74,749	89,403
Other	181	267	379	702
Total revenues and other (1)	942,322	905,629	1,859,438	1,793,358
Equity income, net – related parties	27,128	27,431	47,563	60,250
Operating expenses
Cost of product	42,681	54,010	84,173	100,089
Operation and maintenance	224,629	223,319	451,143	418,258
General and administrative	66,146	62,933	132,932	130,772
Property and other taxes	17,805	17,429	35,631	31,349
Depreciation and amortization	172,113	163,432	342,573	321,423
Long-lived asset and other impairments	686	1,530	689	1,553
Total operating expenses (2)	524,060	522,653	1,047,141	1,003,444
Gain (loss) on divestiture and other, net	(911)	59,342	(5,578)	298,959
Operating income (loss)	444,479	469,749	854,282	1,149,123
Interest expense	(95,170)	(90,522)	(192,463)	(185,028)
Gain (loss) on early extinguishment of debt	—	4,879	—	5,403
Other income (expense), net	3,692	4,213	11,169	6,559
Income (loss) before income taxes	353,001	388,319	672,988	976,057
Income tax expense (benefit)	2,239	755	5,674	2,277
Net income (loss)	350,762	387,564	667,314	973,780
Net income (loss) attributable to noncontrolling interests	9,082	8,916	16,627	22,302
Net income (loss) attributable to Western Midstream Partners, LP	$341,680	$378,648	$650,687	$951,478
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$341,680	$378,648	$650,687	$951,478
General partner interest in net (income) loss	(7,930)	(8,807)	(15,100)	(22,137)
Limited partners’ interest in net income (loss) (3)	333,750	369,841	635,587	929,341
Net income (loss) per common unit – basic (3)	$0.88	$0.97	$1.67	$2.44
Net income (loss) per common unit – diluted (3)	$0.87	$0.97	$1.66	$2.43
Weighted-average common units outstanding – basic (3)	381,328	380,491	381,158	380,258
Weighted-average common units outstanding – diluted (3)	382,326	382,253	382,398	381,933
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $576.2 million and $1.1 billion for the three and six months ended June 30, 2025, respectively, and $534.1 million and $1.0 billion for the three and six months ended June 30, 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(7.3) million and $(19.4) million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $(25.7) million for the three and six months ended June 30, 2024, respectively. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$129,732	$1,090,464
Accounts receivable, net	704,629	701,838
Other current assets	70,646	54,888
Total current assets	905,007	1,847,190
Property, plant, and equipment
Cost	15,846,749	15,509,910
Less accumulated depreciation	6,106,545	5,795,301
Net property, plant, and equipment	9,740,204	9,714,609
Goodwill	4,783	4,783
Other intangible assets	633,907	649,740
Equity investments	523,532	541,435
Other assets	352,096	387,028
Total assets (1)	$12,159,529	$13,144,785
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$357,037	$312,945
Short-term debt	13,233	1,011,032
Accrued ad valorem taxes	35,419	38,319
Accrued liabilities	289,110	329,398
Total current liabilities	694,799	1,691,694
Long-term liabilities
Long-term debt	6,924,108	6,926,647
Deferred income taxes	31,691	29,679
Asset retirement obligations	385,224	370,195
Other liabilities	790,270	751,400
Total long-term liabilities	8,131,293	8,077,921
Total liabilities (2)	8,826,092	9,769,615
Equity and partners’ capital
Common units (381,328,604 and 380,556,643 units issued and outstanding at June 30, 2025, and December 31, 2024, respectively)	3,179,232	3,224,802
General partner units (9,060,641 units issued and outstanding at June 30, 2025, and December 31, 2024)	9,730	10,803
Total partners’ capital	3,188,962	3,235,605
Noncontrolling interests	144,475	139,565
Total equity and partners’ capital	3,333,437	3,375,170
Total liabilities, equity, and partners’ capital	$12,159,529	$13,144,785
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $981.6 million and $991.1 million as of June 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $412.5 million and $401.3 million as of June 30, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $607.9 million and $529.7 million as of June 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $37.0 million and $20.6 million as of June 30, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	301,837	7,170	7,545	316,552
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,949)	(6,949)
Distributions to Partnership unitholders	(333,068)	(7,928)	—	(340,996)
Equity-based compensation expense	8,248	—	—	8,248
Other	(18,454)	—	—	(18,454)
Balance at March 31, 2025	$3,183,365	$10,045	$140,161	$3,333,571
Net income (loss)	333,750	7,930	9,082	350,762
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,268)	(7,268)
Distributions to Partnership unitholders	(347,008)	(8,245)	—	(355,253)
Equity-based compensation expense	10,713	—	—	10,713
Other	(1,588)	—	2,500	912
Balance at June 30, 2025	$3,179,232	$9,730	$144,475	$3,333,437

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2023	$2,894,231	$3,193	$131,706	$3,029,130
Net income (loss)	559,500	13,330	13,386	586,216
Distributions to Chipeta noncontrolling interest owner	—	—	(1,085)	(1,085)
Distributions to noncontrolling interest owner of WES Operating	—	—	(4,591)	(4,591)
Distributions to Partnership unitholders	(218,228)	(5,210)	—	(223,438)
Equity-based compensation expense	9,423	—	—	9,423
Other	(19,364)	—	—	(19,364)
Balance at March 31, 2024	$3,225,562	$11,313	$139,416	$3,376,291
Net income (loss)	369,841	8,807	8,916	387,564
Distributions to Chipeta noncontrolling interest owner	—	—	(593)	(593)
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,955)	(6,955)
Distributions to Partnership unitholders	(332,930)	(7,928)	—	(340,858)
Equity-based compensation expense	10,391	—	—	10,391
Other	(1,831)	—	—	(1,831)
Balance at June 30, 2024	$3,271,033	$12,192	$140,784	$3,424,009
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$667,314	$973,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342,573	321,423
Long-lived asset and other impairments	689	1,553
Non-cash equity-based compensation expense	18,961	19,814
Deferred income taxes	2,012	259
Accretion and amortization of long-term obligations, net	4,234	4,663
Equity income, net – related parties	(47,563)	(60,250)
Distributions from equity-investment earnings – related parties	51,419	57,004
(Gain) loss on divestiture and other, net	5,578	(298,959)
(Gain) loss on early extinguishment of debt	—	(5,403)
Other	233	149
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,791)	(25,278)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(15,645)	(87,045)
Change in other items, net	67,756	129,416
Net cash provided by operating activities	1,094,770	1,031,126
Cash flows from investing activities
Capital expenditures	(321,025)	(405,653)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	14,047	24,303
Proceeds from the sale of assets to third parties	34	788,941
(Increase) decrease in materials and supplies inventory and other	(7,820)	(25,294)
Net cash provided by (used in) investing activities	(314,764)	381,854
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,171)	(1,206)
Repayments of debt	(1,000,589)	(143,852)
Commercial paper borrowings (repayments), net	—	(610,312)
Increase (decrease) in outstanding checks	(7,656)	14,172
Distributions to Partnership unitholders (1)	(696,249)	(564,296)
Distributions to Chipeta noncontrolling interest owner	—	(1,678)
Distributions to noncontrolling interest owner of WES Operating	(14,217)	(11,546)
Other	(20,856)	(22,930)
Net cash provided by (used in) financing activities	(1,740,738)	(1,341,648)
Net increase (decrease) in cash and cash equivalents	(960,732)	71,332
Cash and cash equivalents at beginning of period	1,090,464	272,787
Cash and cash equivalents at end of period	$129,732	$344,119
Supplemental disclosures
Interest paid, net of capitalized interest	$197,964	$177,539
Income taxes paid (reimbursements received)	2,301	—
Accrued capital expenditures	85,153	116,143
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$851,419	$793,785	$1,674,616	$1,575,047
Service revenues – product based	50,442	61,466	109,694	128,206
Product sales	40,280	50,111	74,749	89,403
Other	181	267	379	702
Total revenues and other (1)	942,322	905,629	1,859,438	1,793,358
Equity income, net – related parties	27,128	27,431	47,563	60,250
Operating expenses
Cost of product	42,681	54,010	84,173	100,089
Operation and maintenance	224,629	223,319	451,143	418,258
General and administrative	65,845	62,001	132,819	129,480
Property and other taxes	17,805	17,429	35,631	31,349
Depreciation and amortization	172,113	163,432	342,573	321,423
Long-lived asset and other impairments	686	1,530	689	1,553
Total operating expenses (2)	523,759	521,721	1,047,028	1,002,152
Gain (loss) on divestiture and other, net	(911)	59,342	(5,578)	298,959
Operating income (loss)	444,780	470,681	854,395	1,150,415
Interest expense	(95,170)	(90,522)	(192,463)	(185,028)
Gain (loss) on early extinguishment of debt	—	4,879	—	5,403
Other income (expense), net	3,643	4,145	11,074	6,432
Income (loss) before income taxes	353,253	389,183	673,006	977,222
Income tax expense (benefit)	2,239	755	5,674	2,277
Net income (loss)	351,014	388,428	667,332	974,945
Net income (loss) attributable to noncontrolling interest	2,102	1,169	3,344	2,855
Net income (loss) attributable to Western Midstream Operating, LP	$348,912	$387,259	$663,988	$972,090
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $576.2 million and $1.1 billion for the three and six months ended June 30, 2025, respectively, and $534.1 million and $1.0 billion for the three and six months ended June 30, 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $(6.4) million and $(17.0) million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $(23.6) million for the three and six months ended June 30, 2024, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$123,647	$1,084,446
Accounts receivable, net	730,576	701,814
Other current assets	66,823	53,775
Total current assets	921,046	1,840,035
Property, plant, and equipment
Cost	15,846,749	15,509,910
Less accumulated depreciation	6,106,545	5,795,301
Net property, plant, and equipment	9,740,204	9,714,609
Goodwill	4,783	4,783
Other intangible assets	633,907	649,740
Equity investments	523,532	541,435
Other assets	349,123	383,808
Total assets (1)	$12,172,595	$13,134,410
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$356,901	$339,108
Short-term debt	13,233	1,011,032
Accrued ad valorem taxes	35,419	38,319
Accrued liabilities	235,753	248,589
Total current liabilities	641,306	1,637,048
Long-term liabilities
Long-term debt	6,924,108	6,926,647
Deferred income taxes	31,691	29,679
Asset retirement obligations	385,224	370,195
Other liabilities	786,247	744,715
Total long-term liabilities	8,127,270	8,071,236
Total liabilities (2)	8,768,576	9,708,284
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at June 30, 2025, and December 31, 2024)	3,371,699	3,399,650
Total partners’ capital	3,371,699	3,399,650
Noncontrolling interest	32,320	26,476
Total equity and partners’ capital	3,404,019	3,426,126
Total liabilities, equity, and partners’ capital	$12,172,595	$13,134,410
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $1.0 billion and $987.4 million as of June 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $438.4 million and $401.3 million as of June 30, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $607.9 million and $555.9 million as of June 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $37.0 million and $46.8 million as of June 30, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232
Net income (loss)	348,912	2,102	351,014
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,563	—	10,563
Other	—	2,500	2,500
Balance at June 30, 2025	$3,371,699	$32,320	$3,404,019

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618
Net income (loss)	387,259	1,169	388,428
Distributions to Chipeta noncontrolling interest owner	—	(593)	(593)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	10,247	—	10,247
Balance at June 30, 2024	$3,441,525	$26,500	$3,468,025
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$667,332	$974,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342,573	321,423
Long-lived asset and other impairments	689	1,553
Non-cash equity-based compensation expense	18,707	19,525
Deferred income taxes	2,012	259
Accretion and amortization of long-term obligations, net	4,234	4,663
Equity income, net – related parties	(47,563)	(60,250)
Distributions from equity-investment earnings – related parties	51,419	57,004
(Gain) loss on divestiture and other, net	5,578	(298,959)
(Gain) loss on early extinguishment of debt	—	(5,403)
Other	233	149
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(28,762)	(31,401)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(14,492)	(103,623)
Change in other items, net	72,881	129,620
Net cash provided by operating activities	1,074,841	1,009,505
Cash flows from investing activities
Capital expenditures	(321,025)	(405,653)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	14,047	24,303
Proceeds from the sale of assets to third parties	34	788,941
(Increase) decrease in materials and supplies inventory and other	(7,820)	(25,294)
Net cash provided by (used in) investing activities	(314,764)	381,854
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,171)	(1,206)
Repayments of debt	(1,000,589)	(143,852)
Commercial paper borrowings (repayments), net	—	(610,312)
Increase (decrease) in outstanding checks	(7,656)	14,208
Distributions to WES Operating unitholders (1)	(710,646)	(577,121)
Distributions to Chipeta noncontrolling interest owner	—	(1,678)
Other	(814)	(1,735)
Net cash provided by (used in) financing activities	(1,720,876)	(1,321,696)
Net increase (decrease) in cash and cash equivalents	(960,799)	69,663
Cash and cash equivalents at beginning of period	1,084,446	268,184
Cash and cash equivalents at end of period	$123,647	$337,847
Supplemental disclosures
Interest paid, net of capitalized interest	$197,964	$177,539
Income taxes paid (reimbursements received)	2,301	—
Accrued capital expenditures	85,153	116,143
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of June 30, 2025, the Partnership’s assets and investments consisted of the following:

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

Inventory. As of June 30, 2025, and December 31, 2024, Other current assets includes (i) $2.6 million and $2.5 million, respectively, of NGLs inventory and (ii) $9.3 million and $0.6 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of June 30, 2025, and December 31, 2024, Other assets includes (i) $3.3 million and $5.5 million, respectively, of NGLs line-fill inventory, and (ii) $105.0 million and $110.3 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Equity-based compensation. During the six months ended June 30, 2025 and 2024, the Partnership issued 771,961 common units and 971,391 common units, respectively, under its long-term incentive plans. Compensation expense was $10.7 million and $19.0 million for the three and six months ended June 30, 2025, respectively, and $10.4 million and $19.8 million for the three and six months ended June 30, 2024, respectively.

New accounting pronouncements not yet adopted. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires additional disclosure and disaggregation of certain income statement expense line items and may be applied prospectively or retrospectively. The Partnership plans to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements. The Partnership is assessing the impact of this guidance on its disclosures in the Notes to the Consolidated Financial Statements.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Revenue from customers
Service revenues – fee based	$851,419	$793,785	$1,674,616	$1,575,047
Service revenues – product based	50,442	61,466	109,694	128,206
Product sales	40,280	50,111	74,749	89,403
Total revenue from customers	942,141	905,362	1,859,059	1,792,656
Revenue from other than customers
Other	181	267	379	702
Total revenues and other	$942,322	$905,629	$1,859,438	$1,793,358

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets, were $698.1 million and $693.9 million as of June 30, 2025, and December 31, 2024, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2024	$43,186
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(3,568)
Additional estimated revenues recognized (2)	2,889
Contract assets balance at June 30, 2025	$42,507

Contract assets at June 30, 2025
Other current assets	$17,333
Other assets	25,174
Total contract assets from contracts with customers	$42,507
_________________________________________________________________________________________
(1)Includes $(1.7) million for the three months ended June 30, 2025.
(2)Includes $0.8 million for the three months ended June 30, 2025.

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
The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2024	$610,571
Cash received or receivable, excluding revenues recognized during the period (1)	69,746
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(6,707)
Contract liabilities balance at June 30, 2025	$673,610

Contract liabilities at June 30, 2025
Accrued liabilities	$10,887
Other liabilities	662,723
Total contract liabilities from contracts with customers	$673,610
_________________________________________________________________________________________
(1)Includes $36.0 million for the three months ended June 30, 2025.
(2)Includes $(2.8) million for the three months ended June 30, 2025.

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2025	$535,607
2026	1,164,379
2027	1,145,538
2028	962,239
2029	1,469,620
Thereafter	1,770,500
Total	$7,047,883

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
December 31	0.875	340,996	February 14, 2025	February 3, 2025
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
December 31	347,356	February 2025
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of June 30, 2025, Occidental held 165,681,578 common units, representing a 42.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 215,647,026 common units, representing a 55.3% limited partner interest in the Partnership.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2025, the Partnership repurchased no common units. As of June 30, 2025, the Partnership had an authorized amount of $250.0 million remaining under the program.

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2025	2024	2025	2024
Net income (loss)
Limited partners’ interest in net income (loss)	$333,750	$369,841	$635,587	$929,341
Weighted-average common units outstanding
Basic	381,328	380,491	381,158	380,258
Dilutive effect of non-vested phantom units	998	1,762	1,240	1,675
Diluted	382,326	382,253	382,398	381,933
Excluded due to anti-dilutive effect	488	—	353	6
Net income (loss) per common unit
Basic	$0.88	$0.97	$1.67	$2.44
Diluted	$0.87	$0.97	$1.66	$2.43

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$559,192	$513,088	$1,100,937	$1,002,817
Service revenues – product based	12,254	16,493	24,113	30,550
Product sales	4,801	4,510	9,599	533
Total revenues and other	576,247	534,091	1,134,649	1,033,900
Equity income, net – related parties (1)	27,128	27,431	47,563	60,250
Operating expenses
Cost of product (2)	(9,028)	(4,635)	(23,042)	(32,047)
Operation and maintenance	1,560	4,703	3,481	6,142
General and administrative	179	254	210	254
Total operating expenses	(7,289)	322	(19,351)	(25,651)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	June 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$412,453	$401,315
Other current assets	9,168	6,671
Equity investments (1)	523,532	541,435
Other assets	36,417	41,641
Total assets	981,570	991,062
Liabilities
Accounts and imbalance payables	36,987	20,609
Accrued liabilities	4,715	4,717
Other liabilities (2)	566,162	504,415
Total liabilities	607,864	529,741
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Six Months Ended June 30,
thousands	2025	2024
Distributions from equity-investment earnings – related parties	$51,419	$57,004
Distributions from equity investments in excess of cumulative earnings – related parties	14,047	24,303
Distributions to Partnership unitholders (1)	(311,914)	(281,651)
Distributions to WES Operating unitholders (2)	(14,217)	(11,546)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
General and administrative (1)	$1,019	$1,042	$2,556	$2,348
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	June 30, 2025	December 31, 2024
Accounts receivable, net (1)	$438,416	$401,315
Other current assets	6,798	6,263
Other assets	33,441	38,421
Accounts and imbalance payables (1)	36,987	46,773
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Six Months Ended June 30,
thousands	2025	2024
Distributions to WES Operating unitholders (1)	$(710,646)	$(577,121)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 36% for both the three and six months ended June 30, 2025, and 34% and 33% for the three and six months ended June 30, 2024, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 92% for both the three and six months ended June 30, 2025, and 90% for both the three and six months ended June 30, 2024. Produced-water throughput attributable to production owned or controlled by Occidental was 79% and 80% for the three and six months ended June 30, 2025, respectively, and 77% for both the three and six months ended June 30, 2024.
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

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2024	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Balance at June 30, 2025
Mi Vida	50.00%	$42,765	$5,195	$(5,248)	$(2,301)	$40,411
FRP	33.33%	183,588	23,657	(25,695)	(3,302)	178,248
Red Bluff Express	30.00%	115,085	8,016	(8,016)	(1,478)	113,607
Rendezvous	22.00%	5,639	(1,138)	(491)	(896)	3,114
TEP	20.00%	170,060	9,824	(9,949)	(4,062)	165,873
TEG	20.00%	14,496	533	(544)	(168)	14,317
White Cliffs	10.00%	9,802	1,476	(1,476)	(1,840)	7,962
Total		$541,435	$47,563	$(51,419)	$(14,047)	$523,532
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Trade receivables, net	$704,408	$701,225	$730,371	$701,225
Other receivables, net	221	613	205	589
Total accounts receivable, net	$704,629	$701,838	$730,576	$701,814

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
NGLs inventory	$2,642	$2,514	$2,642	$2,514
Materials and supplies	9,334	613	9,334	613
Imbalance receivables	6,834	7,253	6,834	7,253
Prepaid insurance	7,957	15,418	6,505	14,712
Contract assets	17,333	12,358	17,333	12,358
Other	26,546	16,732	24,175	16,325
Total other current assets	$70,646	$54,888	$66,823	$53,775

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Accrued interest expense	$123,630	$133,365	$123,630	$133,365
Short-term asset retirement obligations	7,898	12,830	7,898	12,830
Short-term remediation and reclamation obligations	2,558	2,585	2,558	2,585
Income taxes payable	5,947	4,585	5,947	4,585
Contract liabilities	10,887	11,055	10,887	11,055
Accrued payroll and benefits	50,707	66,563	—	—
Short-term lease liabilities	61,323	58,897	61,323	58,897
Other	26,160	39,518	23,510	25,272
Total accrued liabilities	$289,110	$329,398	$235,753	$248,589

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	June 30, 2025			December 31, 2024
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Senior Notes	$—	$—	$—	$1,000,589	$1,000,076	$997,666
Finance lease liabilities	13,233	13,233	13,233	10,956	10,956	10,956
Total short-term debt	$13,233	$13,233	$13,233	$1,011,545	$1,011,032	$1,008,622

Long-term debt
Senior Notes (2)	$6,976,834	$6,906,384	$6,583,226	$6,976,834	$6,903,318	$6,548,127
Finance lease liabilities	17,724	17,724	17,724	23,329	23,329	23,329
Total long-term debt	$6,994,558	$6,924,108	$6,600,950	$7,000,163	$6,926,647	$6,571,456
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)As of June 30, 2025, maturity dates range from 2026 to 2050.

Debt activity. The following table presents the debt activity for the six months ended June 30, 2025:

thousands	Carrying Value
Balance at December 31, 2024	$7,937,679
Repayment of 3.100% Senior Notes due 2025	(663,831)
Repayment of 3.950% Senior Notes due 2025	(336,758)
Finance lease liabilities	(3,328)
Other	3,579
Balance at June 30, 2025	$6,937,341

WES Operating Senior Notes. In January 2020, WES Operating issued the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050, were 4.169% and 5.363%, respectively, at June 30, 2025 and 2024. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.950% Senior Notes due 2025 at par value. During the first quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value. See Debt activity above.
During the third quarter of 2024, WES Operating completed the public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034. Net proceeds from the offering were used to repay a portion of the 3.100% and 3.950% Senior Notes due 2025, and for general partnership purposes, including the funding of capital expenditures. In addition, during 2024, WES Operating purchased and retired $150.0 million of certain of its senior notes via open-market repurchases with cash from operations.
As of June 30, 2025, WES Operating was in compliance with all covenants under the relevant governing indentures.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

Revolving credit facility. In April 2025, WES Operating exercised an option to extend the maturity date of the RCF from April 2029 to April 2030, for each extending lender. The non-extending lender’s commitments mature in April 2028 and represent $120.0 million out of $2.0 billion of total commitments, which are expandable to a maximum of $2.5 billion, from all lenders.
As of June 30, 2025, there were no outstanding borrowings, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of June 30, 2025 and 2024, the interest rate on any outstanding RCF borrowings was 5.62% and 6.64%, respectively. The facility-fee rate was 0.20% at June 30, 2025 and 2024. As of June 30, 2025, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary but may not exceed 397 days. As of June 30, 2025, there were no outstanding borrowings under the commercial paper program.

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of June 30, 2025, and December 31, 2024, the consolidated balance sheets included $3.5 million and $4.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next year. See Note 8.

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

Other commitments. The Partnership has payment obligations, or commitments, that include, among other things, a revolving credit facility, other third-party long-term debt, obligations related to the Partnership’s capital spending programs, pipeline and offload commitments, and various operating and finance leases. The payment obligations related to the Partnership’s capital spending programs, the majority of which is expected to be paid in the next 12 months, primarily relate to expansion, construction, and asset-integrity projects at the DBM water systems, West Texas complex, Powder River Basin complex, and DJ Basin complex.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Revenues from external customers (1)	$942,141	$905,362	$1,859,059	$1,792,656
Other revenues	181	267	379	702
Total revenues and other	942,322	905,629	1,859,438	1,793,358
Equity income, net – related parties	27,128	27,431	47,563	60,250
Less significant expenses: (2)
Operation and maintenance	224,629	223,319	451,143	418,258
Cash general and administrative costs (3)	54,009	51,579	111,713	109,078
Less other segment items:
Depreciation and amortization	172,113	163,432	342,573	321,423
Interest expense	95,170	90,522	192,463	185,028
Other (income) expense, net (4)	(3,692)	(4,213)	(11,169)	(6,559)
Income tax expense (benefit)	2,239	755	5,674	2,277
Other (5)	74,220	20,102	147,290	(149,677)
Net income (loss)	$350,762	$387,564	$667,314	$973,780
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of June 30, 2025, and December 31, 2024, the consolidated balance sheets included $12.2 billion and $13.1 billion, respectively, of total assets, which includes $523.5 million and $541.4 million of assets related to equity investments as of June 30, 2025, and December 31, 2024, respectively.
Capital expenditures for additions to long-lived assets were $321.0 million and $405.7 million for the six months ended June 30, 2025 and 2024, respectively.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. SUBSEQUENT EVENT

Aris. On August 6, 2025, the Partnership entered into an agreement to acquire Aris Water Solutions Inc. (“Aris”) by merger in an equity-and-cash transaction valued at $1.5 billion, plus Aris’s outstanding debt of $500 million of senior notes. Under the terms of the merger agreement, Aris shareholders may elect to receive 0.625 common units of the Partnership, $25.00 in cash (without interest), or a combination of both, for each share of Aris common stock held, with the cash consideration being subject to proration to ensure that the total cash consideration paid by the Partnership will not exceed $415 million. In the aggregate, the Partnership expects to issue approximately 26.6 million common units and pay approximately $415 million in cash, assuming maximum cash consideration. The Partnership expects to fund the non-equity portion of the transaction with cash on hand, borrowings under the RCF, and/or commercial paper.
Aris’s water infrastructure assets, located in Lea and Eddy Counties, New Mexico and West Texas, include approximately 790 miles of produced-water pipeline, 1,800 MBbls/d of produced-water handling capacity, 1,400 MBbls/d of water recycling capacity and 625,000 dedicated acres. The merger agreement, which was unanimously approved by the Boards of Directors of Aris and the General Partner, is subject to customary closing conditions, regulatory approvals, and Aris shareholder approval, and is expected to close in the fourth quarter of 2025.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of June 30, 2025 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of June 30, 2025, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the six months ended June 30, 2025, included the following:

•WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value during the first quarter of 2025 and the 3.950% Senior Notes due 2025 at par value during the second quarter of 2025.
•Our second-quarter 2025 per-unit distribution is unchanged from the first-quarter 2025 per-unit distribution of $0.910.
•Completed the start-up of the North Loving plant in late-February 2025, increasing gas processing capacity at the West Texas complex by 250 MMcf/d to a total of 2,190 MMcf/d.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,104	1,975	7%	2,040	1,810	13%
DJ Basin	1,447	1,404	3%	1,426	1,412	1%
Powder River Basin	479	463	3%	471	416	13%
Equity investments	575	550	5%	562	509	10%
Other	828	899	(8)%	863	1,013	(15)%
Total throughput for natural-gas assets	5,433	5,291	3%	5,362	5,160	4%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	269	256	5%	263	233	13%
DJ Basin	96	94	2%	95	89	7%
Powder River Basin	28	25	12%	27	24	13%
Equity investments	112	103	9%	107	166	(36)%
Other	38	36	6%	36	39	(8)%
Total throughput for crude-oil and NGLs assets	543	514	6%	528	551	(4)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,242	1,190	4%	1,216	1,126	8%
Total throughput for produced-water assets	1,242	1,190	4%	1,216	1,126	8%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during 2024, ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024, and prices during the six months ended June 30, 2025, ranged from a low of $57.13 per barrel in May 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during 2024, ranged from a low of ($6.23) per MMBtu in August 2024 to a high of $8.27 per MMBtu in January 2024, and prices during the six months ended June 30, 2025, ranged from a low of ($1.86) per MMBtu in May 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

Impact of inflation and tariffs. High inflation in the U.S. has raised our costs for steel products, automation components, power supply, labor, materials, fuel, and services, raising operating costs and capital expenditures. Additionally, the Trump administration has imposed significant import tariffs, including on imports of steel and aluminum, and may impose further tariffs on other U.S. trading partners. These tariffs could substantially increase our operating and capital costs. While future inflation and tariff impacts are uncertain, higher operating and capital costs could materially and negatively affect financial results. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Total revenues and other (1)	$942,322	$917,116	$1,859,438	$1,793,358
Equity income, net – related parties	27,128	20,435	47,563	60,250
Total operating expenses (1)	524,060	523,081	1,047,141	1,003,444
Gain (loss) on divestiture and other, net	(911)	(4,667)	(5,578)	298,959
Operating income (loss)	444,479	409,803	854,282	1,149,123
Interest expense	(95,170)	(97,293)	(192,463)	(185,028)
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Other income (expense), net	3,692	7,477	11,169	6,559
Income (loss) before income taxes	353,001	319,987	672,988	976,057
Income tax expense (benefit)	2,239	3,435	5,674	2,277
Net income (loss)	350,762	316,552	667,314	973,780
Net income (loss) attributable to noncontrolling interests	9,082	7,545	16,627	22,302
Net income (loss) attributable to Western Midstream Partners, LP (2)	$341,680	$309,007	$650,687	$951,478
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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2025” refer to the comparison of the three months ended June 30, 2025, to the three months ended March 31, 2025; and any increases or decreases “for the six months ended June 30, 2025” refer to the comparison of the six months ended June 30, 2025, to the six months ended June 30, 2024.

Throughput

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	354	371	(5)%	362	522	(31)%
Processing	4,504	4,370	3%	4,438	4,129	7%
Equity investments (1)	575	550	5%	562	509	10%
Total throughput	5,433	5,291	3%	5,362	5,160	4%
Throughput attributable to noncontrolling interests (2)	182	181	1%	181	171	6%
Total throughput attributable to WES for natural-gas assets	5,251	5,110	3%	5,181	4,989	4%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	431	411	5%	421	385	9%
Equity investments (1)	112	103	9%	107	166	(36)%
Total throughput	543	514	6%	528	551	(4)%
Throughput attributable to noncontrolling interests (2)	11	11	—%	10	11	(9)%
Total throughput attributable to WES for crude-oil and NGLs assets	532	503	6%	518	540	(4)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,242	1,190	4%	1,216	1,126	8%
Throughput attributable to noncontrolling interests (2)	25	24	4%	24	23	4%
Total throughput attributable to WES for produced-water assets	1,217	1,166	4%	1,192	1,103	8%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 141 MMcf/d for the three months ended June 30, 2025, primarily due to (i) higher volumes at the West Texas, DJ Basin, and Powder River Basin complexes due to increased production in the areas, and (ii) higher volumes at the Mi Vida plant. These increases were offset partially by lower volumes at the Brasada complex and Springfield gas-gathering system due to decreased production in the area and downtime during the second quarter of 2025.
Total throughput attributable to WES for natural-gas assets increased by 192 MMcf/d for the six months ended June 30, 2025, primarily due to (i) higher volumes at the West Texas, Powder River Basin, and Chipeta complexes due to increased production in the areas, and (ii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline beginning in November 2024. These increases were offset partially by (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024, (ii) lower volumes at the Brasada complex and Springfield gas-gathering system due to decreased production in the area and downtime during the second quarter of 2025, (iii) lower volumes at the MIGC system due to certain temporary customer constraints, and (iv) lower volumes at the Granger complex due to decreased production in the area.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets increased by 29 MBbls/d for the three months ended June 30, 2025, primarily due to higher volumes at the DBM oil system due to increased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 22 MBbls/d for the six months ended June 30, 2025, primarily due to the divestiture of Whitethorn LLC and Saddlehorn in the first quarter of 2024. These decreases were offset partially by higher volumes at the DBM oil system due to increased production in the area.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 51 MBbls/d and 89 MBbls/d for the three and six months ended June 30, 2025, respectively, due to higher production.

Revenues

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Service revenues – fee based	$851,419	$823,197	3%	$1,674,616	$1,575,047	6%

Other revenues from customers
Service revenues – product based	$50,442	$59,252	(15)%	$109,694	$128,206	(14)%
Product sales	40,280	34,469	17%	74,749	89,403	(16)%
Total other revenues from customers	$90,722	$93,721	(3)%	$184,443	$217,609	(15)%

Per-unit gross average sales price:
Natural gas (per Mcf)	$1.06	$2.06	(49)%	$1.56	$0.51	NM
NGLs (per Bbl)	24.85	30.63	(19)%	27.74	29.39	(6)%
_________________________________________________________________________________________
NM—Not meaningful

Service revenues – fee based
Service revenues – fee based increased by $28.2 million for the three months ended June 30, 2025, primarily due to increases of $15.1 million, $4.8 million, and $4.5 million at the West Texas complex, DBM oil system, and DBM water systems, respectively, due to increased throughput.
Service revenues – fee based increased by $99.6 million for the six months ended June 30, 2025, primarily due to increases of (i) $65.6 million at the West Texas complex due to increased throughput, partially offset by decreased deficiency fees on certain contracts with throughput minimums, and (ii) $17.9 million at the DBM oil system, $11.3 million at the Powder River Basin complex, $9.1 million at the DBM water systems, $7.7 million at the DJ Basin complex, and $5.7 million at the Chipeta complex, all primarily due to increased throughput. These increases were offset partially by decreases of (i) $11.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024 and (ii) $7.5 million at the Springfield systems primarily due to decreased throughput.

Other revenues from customers
Other revenues from customers decreased by $3.0 million for the three months ended June 30, 2025, primarily due to decreased average prices at the DJ Basin complex.
Other revenues from customers decreased by $33.2 million for the six months ended June 30, 2025, primarily due to decreases of (i) $17.0 million at the DJ Basin complex due to decreased volumes sold and (ii) $9.3 million at the Chipeta complex due to contract changes effective during the third quarter of 2024 and decreased product recoveries.

Equity Income, Net – Related Parties

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Equity income, net – related parties	$27,128	$20,435	33%	$47,563	$60,250	(21)%

Equity income, net – related parties decreased by $12.7 million for the six months ended June 30, 2025, primarily due to (i) $5.5 million resulting from the sale of several equity investments to third parties in the first quarter of 2024 and (ii) $5.2 million at TEP. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Natural-gas purchases	$5,180	$14,017	(63)%	$19,197	$9,313	106%
NGLs purchases	63,301	60,418	5%	123,719	137,999	(10)%
Other	(25,800)	(32,943)	22%	(58,743)	(47,223)	(24)%
Cost of product	42,681	41,492	3%	84,173	100,089	(16)%
Operation and maintenance	224,629	226,514	(1)%	451,143	418,258	8%
Total Cost of product and Operation and maintenance expenses	$267,310	$268,006	—%	$535,316	$518,347	3%

Natural-gas purchases
Natural-gas purchases decreased by $8.8 million for the three months ended June 30, 2025, primarily due to lower average prices at the West Texas complex.
Natural-gas purchases increased by $9.9 million for the six months ended June 30, 2025, primarily due to higher average prices at the West Texas complex.

NGLs purchases
NGLs purchases increased by $2.9 million for the three months ended June 30, 2025, primarily due to an increase of $8.8 million at the West Texas complex due to higher purchased volumes and changes in line-fill inventory, partially offset by a decrease of $8.0 million at DJ Basin complex due to lower purchased volumes.
NGLs purchases decreased by $14.3 million for the six months ended June 30, 2025, primarily due to decreases of (i) $8.1 million at the DJ Basin complex due to lower purchased volumes and average prices, and (ii) $6.0 million at the Chipeta complex due to contract changes effective during the third quarter of 2024 and decreased product recoveries.

Other items
Other items increased by $7.1 million for the three months ended June 30, 2025, primarily due to changes in imbalance positions at the West Texas complex.
Other items decreased by $11.5 million for the six months ended June 30, 2025, primarily due to changes in imbalance positions at the Powder River Basin complex and lower offload costs at the West Texas complex.

Operation and maintenance expense
Operation and maintenance expense increased by $32.9 million for the six months ended June 30, 2025, primarily due to increases of (i) $9.7 million in utility expense, (ii) $9.6 million in equipment and material costs, (iii) $6.0 million in salaries and wages costs, (iv) $3.5 million in land-related costs, and (v) $3.5 million in maintenance and repair costs. These increases were offset partially by a decrease of $5.2 million in contract labor and consulting costs.

Other Operating Expenses

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
General and administrative	$66,146	$66,786	(1)%	$132,932	$130,772	2%
Property and other taxes	17,805	17,826	—%	35,631	31,349	14%
Depreciation and amortization	172,113	170,460	1%	342,573	321,423	7%
Long-lived asset and other impairments	686	3	NM	689	1,553	(56)%
Total other operating expenses	$256,750	$255,075	1%	$511,825	$485,097	6%

Depreciation and amortization expense
Depreciation and amortization expense increased by $21.2 million for the six months ended June 30, 2025, primarily due to capital projects being placed into service at the West Texas complex.

Interest Expense

	Three Months Ended			Six Months Ended
thousands except percentages	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Long-term and short-term debt	$(93,348)	$(96,060)	(3)%	$(189,408)	$(184,806)	2%
Finance lease liabilities	(557)	(583)	(4)%	(1,140)	(1,332)	(14)%
Commitment fees and amortization of debt-related costs	(3,045)	(3,201)	(5)%	(6,246)	(6,685)	(7)%
Capitalized interest	1,780	2,551	(30)%	4,331	7,795	(44)%
Interest expense	$(95,170)	$(97,293)	(2)%	$(192,463)	$(185,028)	4%

Interest expense increased by $7.4 million for the six months ended June 30, 2025, primarily due to an increase of $22.2 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024. This increase was offset partially by decreases of (i) $9.1 million due to the repayment of the 3.100% Senior Notes due 2025 during the first quarter of 2025 and (ii) $5.6 million due to lower outstanding borrowings on the commercial paper program during 2025. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

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
The following tables present reconciliations of the GAAP measure to our non-GAAP measures:

	Three Months Ended		Six Months Ended
thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$942,322	$917,116	$1,859,438	$1,793,358
Less:
Cost of product	42,681	41,492	84,173	100,089
Depreciation and amortization	172,113	170,460	342,573	321,423
Gross margin	727,528	705,164	1,432,692	1,371,846
Add:
Distributions from equity investments	31,122	34,344	65,466	81,307
Depreciation and amortization	172,113	170,460	342,573	321,423
Less:
Reimbursed electricity-related charges recorded as revenues	30,256	29,004	59,260	53,693
Adjusted Gross Margin attributable to noncontrolling interests (1)	21,439	20,181	41,620	39,981
Adjusted Gross Margin	$879,068	$860,783	$1,739,851	$1,680,902
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

	Three Months Ended		Six Months Ended
thousands except per-unit amounts	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Gross margin
Gross margin for natural-gas assets (1)	$539,462	$527,144	$1,066,606	$1,027,837
Gross margin for crude-oil and NGLs assets (1)	106,839	101,275	208,114	190,364
Gross margin for produced-water assets (1)	89,341	84,576	173,917	167,387
Per-Mcf Gross margin for natural-gas assets (2)	1.09	1.11	1.10	1.09
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.16	2.19	2.18	1.90
Per-Bbl Gross margin for produced-water assets (2)	0.79	0.79	0.79	0.82
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets	$629,093	$618,452	$1,247,545	$1,198,606
Adjusted Gross Margin for crude-oil and NGLs assets	146,128	143,475	289,603	289,163
Adjusted Gross Margin for produced-water assets	103,847	98,856	202,703	193,133
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.32	1.34	1.33	1.32
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	3.02	3.17	3.09	2.94
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.94	0.94	0.94	0.96
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

	Three Months Ended		Six Months Ended
thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$350,762	$316,552	$667,314	$973,780
Add:
Distributions from equity investments	31,122	34,344	65,466	81,307
Non-cash equity-based compensation expense	10,713	8,248	18,961	19,814
Interest expense	95,170	97,293	192,463	185,028
Income tax expense	2,239	3,435	5,674	2,277
Depreciation and amortization	172,113	170,460	342,573	321,423
Long-lived asset and other impairments	686	3	689	1,553
Other expense	43	190	233	149
Less:
Gain (loss) on divestiture and other, net	(911)	(4,667)	(5,578)	298,959
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Equity income, net – related parties	27,128	20,435	47,563	60,250
Other income	3,692	7,477	11,169	6,559
Adjusted EBITDA attributable to noncontrolling interests (1)	15,063	13,708	28,771	27,691
Adjusted EBITDA	$617,876	$593,572	$1,211,448	$1,186,469
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$563,977	$530,793	$1,094,770	$1,031,126
Interest (income) expense, net	95,170	97,293	192,463	185,028
Accretion and amortization of long-term obligations, net	(2,032)	(2,202)	(4,234)	(4,663)
Current income tax expense (benefit)	1,940	1,722	3,662	2,018
Other (income) expense, net	(3,692)	(7,477)	(11,169)	(6,559)
Distributions from equity investments in excess of cumulative earnings – related parties	3,040	11,007	14,047	24,303
Changes in assets and liabilities:
Accounts receivable, net	31,425	(28,634)	2,791	25,278
Accounts and imbalance payables and accrued liabilities, net	(31,039)	46,684	15,645	87,045
Other items, net	(25,850)	(41,906)	(67,756)	(129,416)
Adjusted EBITDA attributable to noncontrolling interests (1)	(15,063)	(13,708)	(28,771)	(27,691)
Adjusted EBITDA	$617,876	$593,572	$1,211,448	$1,186,469
Cash flow information
Net cash provided by operating activities	$563,977	$530,793	$1,094,770	$1,031,126
Net cash provided by (used in) investing activities	(173,974)	(140,790)	(314,764)	381,854
Net cash provided by (used in) financing activities	(708,718)	(1,032,020)	(1,740,738)	(1,341,648)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Six Months Ended
thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$563,977	$530,793	$1,094,770	$1,031,126
Less:
Capital expenditures	178,623	142,402	321,025	405,653
Add:
Distributions from equity investments in excess of cumulative earnings – related parties	3,040	11,007	14,047	24,303
Free Cash Flow	$388,394	$399,398	$787,792	$649,776
Cash flow information
Net cash provided by operating activities	$563,977	$530,793	$1,094,770	$1,031,126
Net cash provided by (used in) investing activities	(173,974)	(140,790)	(314,764)	381,854
Net cash provided by (used in) financing activities	(708,718)	(1,032,020)	(1,740,738)	(1,341,648)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $22.4 million for the three months ended June 30, 2025, primarily due to a $25.2 million increase in total revenues.
Gross margin increased by $60.8 million for the six months ended June 30, 2025, primarily due to (i) a $66.1 million increase in total revenues and other and (ii) a $15.9 million decrease in cost of product. These amounts were offset partially by a $21.2 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results. within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) increased by $34.2 million for the three months ended June 30, 2025, primarily due to (i) a $25.2 million increase in total revenues and other and (ii) a $6.7 million increase in equity income, net – related parties.
Net income (loss) decreased by $306.5 million for the six months ended June 30, 2025, primarily due to (i) a $304.5 million decrease in gain (loss) on divestiture and other, net, (ii) a $43.7 million increase in total operating expenses, and (iii) a $12.7 million decrease in equity income, net – related parties. These amounts were offset partially by a $66.1 million increase in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Six Months Ended
thousands except percentages and per-unit amounts	June 30, 2025	March 31, 2025	Inc/ (Dec)	June 30, 2025	June 30, 2024	Inc/ (Dec)
Adjusted Gross Margin	$879,068	$860,783	2%	$1,739,851	$1,680,902	4%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.32	1.34	(1)%	1.33	1.32	1%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.02	3.17	(5)%	3.09	2.94	5%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.94	0.94	—%	0.94	0.96	(2)%
Adjusted EBITDA	617,876	593,572	4%	1,211,448	1,186,469	2%
Free Cash Flow	388,394	399,398	(3)%	787,792	649,776	21%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin increased by $18.3 million for the three months ended June 30, 2025, primarily due to increased throughput at the West Texas complex, DBM water systems, and DBM oil system.
Adjusted Gross Margin increased by $58.9 million for the six months ended June 30, 2025, primarily due to (i) increased throughput at the West Texas complex, partially offset by decreased deficiency fees on certain contracts with throughput minimums, and (ii) increased throughput at the DBM oil system, Powder River Basin complex, and DBM water systems. These increases were offset partially by (i) the sale of our interests in the Marcellus Interest systems, Saddlehorn, and Mont Belvieu JV during 2024, and (ii) decreased throughput at the Springfield gas-gathering system.
Per-Mcf Adjusted Gross Margin for natural-gas assets decreased by $0.02 for the three months ended June 30, 2025, primarily due to (i) lower volumes sold, lower average prices, and contract mix at the West Texas complex, and (ii) lower volumes sold and decreased deficiency fees at the DJ Basin complex.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets decreased by $0.15 for the three months ended June 30, 2025, primarily due to lower distributions and increased throughput at TEP and FRP, which have a lower-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets. These decreases were offset partially by increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.15 for the six months ended June 30, 2025, primarily due to (i) lower throughput at TEP and FRP, which have a lower-than-average per-Bbl margin as compared to our other crude oil and NGLs assets and (ii) the sale of our interest in Whitethorn LLC which had a lower-than-average per-Bbl margins as compared to our other crude oil and NGLs assets. These increases were offset partially by decreased revenues associated with demand volumes, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2025, at the DJ Basin oil system.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.02 for the six months ended June 30, 2025, primarily due to a change in contract terms effective January 1, 2025.

Adjusted EBITDA. Adjusted EBITDA increased by $24.3 million for the three months ended June 30, 2025, primarily due to a $25.2 million increase in total revenues and other.
Adjusted EBITDA increased by $25.0 million for the six months ended June 30, 2025, primarily due to (i) a $66.1 million increase in total revenues and other and (ii) a $16.0 million decrease in cost of product (net of lower of cost or market inventory adjustments). These amounts were offset partially by (i) a $32.9 million increase in operation and maintenance expenses and (ii) a $15.8 million decrease in distributions from equity investments.

Free Cash Flow. Free Cash Flow decreased by $11.0 million for the three months ended June 30, 2025, primarily due to (i) a $36.2 million increase in capital expenditures and (ii) an $8.0 million decrease in distributions from equity investments in excess of cumulative earnings. These amounts were offset partially by a $33.2 million increase in net cash provided by operating activities.
Free Cash Flow increased by $138.0 million for the six months ended June 30, 2025, primarily due to (i) an $84.6 million decrease in capital expenditures and (ii) a $63.6 million increase in net cash provided by operating activities. These amounts were offset partially by a $10.3 million decrease in distributions from equity investments in excess of cumulative earnings.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity, as of June 30, 2025, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the second quarter of 2025 of $0.910 per unit, or $355.3 million in the aggregate. The cash distribution is payable on August 14, 2025, to our unitholders of record at the close of business on August 1, 2025.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of June 30, 2025, we had a $210.2 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of June 30, 2025, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2025	2024
Acquisitions	$—	$443
Capital expenditures (1)	321,025	405,653
Capital incurred (1)	342,094	422,185
_________________________________________________________________________________________
(1)For six months ended June 30, 2025 and 2024, included $4.3 million and $7.8 million, respectively, of capitalized interest.

Capital expenditures decreased by $84.6 million for the six months ended June 30, 2025, primarily due to decreases of (i) $137.7 million at the West Texas complex, primarily attributable to construction costs incurred in 2024 associated with the North Loving plant that was completed in the first quarter of 2025, (ii) $16.6 million at the DBM water systems due to decreased construction of certain water-disposal wells, equipment, facilities, and well-connect projects, and (iii) $9.9 million in corporate-level capital expenditures. These decreases were offset partially by increases of (i) $37.9 million at the Powder River Basin complex primarily attributable to an increase in construction of facilities and well-connect projects and (ii) $23.7 million at the DBM oil system related to an increase in pipeline and oil pumping projects.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
thousands	2025	2024
Net cash provided by (used in):
Operating activities	$1,094,770	$1,031,126
Investing activities	(314,764)	381,854
Financing activities	(1,740,738)	(1,341,648)
Net increase (decrease) in cash and cash equivalents	$(960,732)	$71,332

Operating activities. Net cash provided by operating activities increased for the six months ended June 30, 2025, primarily due to higher cash operating income and the impact of changes in assets and liabilities, partially offset by higher interest expense and lower distributions from equity-investment earnings. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2025, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, Powder River Basin complex, DBM water systems, DBM oil system, DJ Basin complex, and Chipeta complex, (ii) increases to materials and supplies inventory and other, and (iii) distributions received from equity investments in excess of cumulative earnings.
Net cash provided by investing activities for the six months ended June 30, 2024, primarily included (i) proceeds related to the sale of several equity investments to third parties, (ii) proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party, (iii) distributions received from equity investments in excess of cumulative earnings, (iv) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM water systems, DJ Basin complex, Powder River Basin complex, and DBM oil system, and (v) increases to materials and supplies inventory and other.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2025, primarily included (i) repayment of the total principal amount outstanding of the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 at par value, (ii) distributions paid to WES unitholders and noncontrolling interest owners, and (iii) a decrease in outstanding checks.
Net cash used in financing activities for the six months ended June 30, 2024, primarily included (i) net repayments under the commercial paper program, (ii) distributions paid to WES unitholders and noncontrolling interest owners, and (iii) retiring portions of certain of WES Operating’s senior notes via open-market repurchases.

Debt and credit facilities. As of June 30, 2025, the carrying value of outstanding debt was $6.9 billion. In addition, we have no borrowings due within the next year and, as of June 30, 2025, we have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the six months ended June 30, 2025, WES Operating (i) retired the 3.950% Senior Notes due 2025 on the maturity date of June 1, 2025, for 336.8 million and (ii) retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025, for $663.8 million. WES Operating repaid the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 with cash on hand, including proceeds received from the 2024 public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Six Months Ended
thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (loss) attributable to WES	$341,680	$309,007	$650,687	$951,478
Limited partner interest in WES Operating not held by WES (1)	6,980	6,303	13,283	19,447
General and administrative expenses (2)	301	(188)	113	1,292
Other income (expense), net	(49)	(46)	(95)	(127)
Net income (loss) attributable to WES Operating	$348,912	$315,076	$663,988	$972,090
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Six Months Ended June 30,
thousands	2025	2024
WES net cash provided by operating activities	$1,094,770	$1,031,126
General and administrative expenses (1)	113	1,292
Non-cash equity-based compensation expense	(254)	(289)
Changes in working capital	(19,693)	(22,497)
Other income (expense), net	(95)	(127)
WES Operating net cash provided by operating activities	$1,074,841	$1,009,505

WES net cash provided by (used in) financing activities	$(1,740,738)	$(1,341,648)
Distributions to WES unitholders (2)	696,249	564,296
Distributions to WES from WES Operating (3)	(696,429)	(565,575)
Increase (decrease) in outstanding checks	—	36
Other	20,042	21,195
WES Operating net cash provided by (used in) financing activities	$(1,720,876)	$(1,321,696)
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
For the six months ended June 30, 2025, 97% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate three times in 2024, and the target range has remained static during the six months ended June 30, 2025. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of June 30, 2025, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at June 30, 2025, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the second quarter of 2025:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
April 1-30, 2025	—	$—	—	$250,000,000
May 1-31, 2025	—	—	—	250,000,000
June 1-30, 2025	—	—	—	250,000,000
Total	—	—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended June 30, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

August 6, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

August 6, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

August 6, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

August 6, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)