Form 10-Q
period 2025-09-30
Western Midstream Partners, LP; Western Midstream Operating, LP
filed 2025-11-04
CIK 1423902, 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

WESTERN MIDSTREAM PARTNERS, LP
WESTERN MIDSTREAM OPERATING, LP
(Exact name of registrant as specified in its charter)

	Commission file number:	State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Western Midstream Partners, LP	001-35753	Delaware	46-0967367
Western Midstream Operating, LP	001-34046	Delaware	26-1075808

	Address of principal executive offices:			Zip Code:	Registrant’s telephone number, including area code:
Western Midstream Partners, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Western Midstream Operating, LP	9950 Woodloch Forest Drive, Suite 2800	The Woodlands,	Texas	77380	(346)	786-5000
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading symbol	Name of exchange on which registered	Common units outstanding as of October 31, 2025:
Western Midstream Partners, LP	Common units	WES	New York Stock Exchange	407,995,725
Western Midstream Operating, LP	None	None	None	None
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

COMMONLY USED ABBREVIATIONS AND TERMS

References to “we,” “us,” “our,” “WES,” “the Partnership,” or “Western Midstream Partners, LP” refer to Western Midstream Partners, LP (formerly Western Gas Equity Partners, LP) and its subsidiaries. The following list of abbreviations and terms are used in this document:

Defined Term	Definition
Aris	Aris Water Solutions, Inc., which was acquired by the Partnership on October 15, 2025.
Barrel, Bbl, Bbls/d, MBbls/d	42 U.S. gallons measured at 60 degrees Fahrenheit, barrels per day, thousand barrels per day.
Board	The board of directors of WES’s general partner.
Chipeta	Chipeta Processing, LLC, in which we are the managing member and own a 75% interest.
Condensate	A natural-gas liquid with a low vapor pressure compared to drip condensate, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions.
DBM water systems	Produced-water gathering and disposal systems in West Texas.
DJ Basin complex	The Platte Valley, Fort Lupton, Wattenberg, Lancaster, and Latham processing plants, and the Wattenberg gathering system.
EBITDA	Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see Reconciliation of Non-GAAP Financial Measures under Part I, Item 2 of this Form 10-Q.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FRP	Front Range Pipeline LLC, in which we own a 33.33% interest.
GAAP	Generally accepted accounting principles in the United States.
General partner	Western Midstream Holdings, LLC, the general partner of the Partnership.
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

Powder River Basin complex	The Hilight system and assets acquired from Meritage, which includes a gathering system, processing plants, and the Thunder Creek NGL pipeline.
Produced water	Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
RCF	WES Operating’s $2.0 billion senior unsecured revolving credit facility.
Red Bluff Express	Red Bluff Express Pipeline, LLC, in which we own a 30% interest.

Defined Term	Definition
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

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$868,253	$814,319	$2,542,869	$2,389,366
Service revenues – product based	33,919	49,115	143,613	177,321
Product sales	50,129	19,673	124,878	109,076
Other	183	255	562	957
Total revenues and other (1)	952,484	883,362	2,811,922	2,676,720
Equity income, net – related parties	16,847	23,977	64,410	84,227
Operating expenses
Cost of product	51,187	32,847	135,360	132,936
Operation and maintenance	212,385	231,066	663,528	649,324
General and administrative	64,119	64,726	197,051	195,498
Property and other taxes	15,725	12,635	51,356	43,984
Depreciation and amortization	170,323	166,015	512,896	487,438
Long-lived asset and other impairments	11,562	4,651	12,251	6,204
Total operating expenses (2)	525,301	511,940	1,572,442	1,515,384
Gain (loss) on divestiture and other, net	(2,470)	467	(8,048)	299,426
Operating income (loss)	441,560	395,866	1,295,842	1,544,989
Interest expense	(92,353)	(94,149)	(284,816)	(279,177)
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Other income (expense), net	1,754	9,565	12,923	16,124
Income (loss) before income taxes	350,961	311,282	1,023,949	1,287,339
Income tax expense (benefit)	2,089	15,390	7,763	17,667
Net income (loss)	348,872	295,892	1,016,186	1,269,672
Net income (loss) attributable to noncontrolling interests	9,257	7,412	25,884	29,714
Net income (loss) attributable to Western Midstream Partners, LP	$339,615	$288,480	$990,302	$1,239,958
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Midstream Partners, LP	$339,615	$288,480	$990,302	$1,239,958
General partner interest in net (income) loss	(7,885)	(6,708)	(22,985)	(28,845)
Limited partners’ interest in net income (loss) (3)	331,730	281,772	967,317	1,211,113
Net income (loss) per common unit – basic (3)	$0.87	$0.74	$2.54	$3.18
Net income (loss) per common unit – diluted (3)	$0.87	$0.74	$2.53	$3.17
Weighted-average common units outstanding – basic (3)	381,330	380,513	381,216	380,343
Weighted-average common units outstanding – diluted (3)	382,788	382,620	382,630	382,189
_________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $586.0 million and $1.7 billion for the three and nine months ended September 30, 2025, respectively, and $545.2 million and $1.6 billion for the three and nine months ended September 30, 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $3.2 million and $(16.2) million for the three and nine months ended September 30, 2025, respectively, and $(12.1) million and $(37.7) million for the three and nine months ended September 30, 2024, respectively. See Note 6.
(3)See Note 5.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$177,288	$1,090,464
Accounts receivable, net	682,673	701,838
Other current assets	57,090	54,888
Total current assets	917,051	1,847,190
Property, plant, and equipment
Cost	15,985,933	15,509,910
Less accumulated depreciation	6,259,586	5,795,301
Net property, plant, and equipment	9,726,347	9,714,609
Goodwill	4,783	4,783
Other intangible assets	625,990	649,740
Equity investments	510,628	541,435
Other assets	340,553	387,028
Total assets (1)	$12,125,352	$13,144,785
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$297,029	$312,945
Short-term debt	13,062	1,011,032
Accrued ad valorem taxes	51,035	38,319
Accrued liabilities	279,346	329,398
Total current liabilities	640,472	1,691,694
Long-term liabilities
Long-term debt	6,924,291	6,926,647
Deferred income taxes	31,915	29,679
Asset retirement obligations	389,829	370,195
Other liabilities	810,209	751,400
Total long-term liabilities	8,156,244	8,077,921
Total liabilities (2)	8,796,716	9,769,615
Equity and partners’ capital
Common units (381,333,269 and 380,556,643 units issued and outstanding at September 30, 2025, and December 31, 2024, respectively)	3,172,802	3,224,802
General partner units (9,060,641 units issued and outstanding at September 30, 2025, and December 31, 2024)	9,370	10,803
Total partners’ capital	3,182,172	3,235,605
Noncontrolling interests	146,464	139,565
Total equity and partners’ capital	3,328,636	3,375,170
Total liabilities, equity, and partners’ capital	$12,125,352	$13,144,785
________________________________________________________________________________________
(1)Total assets includes related-party amounts of $965.4 million and $991.1 million as of September 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $412.9 million and $401.3 million as of September 30, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $634.8 million and $529.7 million as of September 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $32.8 million and $20.6 million as of September 30, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2024	$3,224,802	$10,803	$139,565	$3,375,170
Net income (loss)	301,837	7,170	7,545	316,552
Distributions to noncontrolling interest owner of WES Operating	—	—	(6,949)	(6,949)
Distributions to Partnership unitholders	(333,068)	(7,928)	—	(340,996)
Equity-based compensation expense	8,248	—	—	8,248
Other	(18,454)	—	—	(18,454)
Balance at March 31, 2025	$3,183,365	$10,045	$140,161	$3,333,571
Net income (loss)	333,750	7,930	9,082	350,762
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,268)	(7,268)
Distributions to Partnership unitholders	(347,008)	(8,245)	—	(355,253)
Equity-based compensation expense	10,713	—	—	10,713
Other	(1,588)	—	2,500	912
Balance at June 30, 2025	$3,179,232	$9,730	$144,475	$3,333,437
Net income (loss)	331,730	7,885	9,257	348,872
Distributions to noncontrolling interest owner of WES Operating	—	—	(7,268)	(7,268)
Distributions to Partnership unitholders	(347,009)	(8,245)	—	(355,254)
Equity-based compensation expense	10,456	—	—	10,456
Other	(1,607)	—	—	(1,607)
Balance at September 30, 2025	$3,172,802	$9,370	$146,464	$3,328,636

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
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$1,016,186	$1,269,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	512,896	487,438
Long-lived asset and other impairments	12,251	6,204
Non-cash equity-based compensation expense	29,417	28,573
Deferred income taxes	2,236	14,178
Accretion and amortization of long-term obligations, net	6,130	6,884
Equity income, net – related parties	(64,410)	(84,227)
Distributions from equity-investment earnings – related parties	69,217	83,091
(Gain) loss on divestiture and other, net	8,048	(299,426)
(Gain) loss on early extinguishment of debt	—	(5,403)
Other	286	239
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	19,165	(12,595)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(56,482)	(78,884)
Change in other items, net	110,040	166,670
Net cash provided by operating activities	1,664,980	1,582,414
Cash flows from investing activities
Capital expenditures	(505,783)	(595,087)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	26,000	27,560
Proceeds from the sale of assets to third parties	162	792,241
(Increase) decrease in materials and supplies inventory and other	3,329	(33,118)
Net cash (used in) provided by investing activities	(476,292)	191,153
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,171)	789,193
Repayments of debt	(1,000,589)	(143,852)
Commercial paper borrowings (repayments), net	—	(610,312)
Increase (decrease) in outstanding checks	(3,114)	(2,282)
Distributions to Partnership unitholders (1)	(1,051,503)	(905,155)
Distributions to Chipeta noncontrolling interest owner	—	(2,228)
Distributions to noncontrolling interest owner of WES Operating	(21,485)	(18,502)
Other	(24,002)	(28,479)
Net cash used in financing activities	(2,101,864)	(921,617)
Net increase (decrease) in cash and cash equivalents	(913,176)	851,950
Cash and cash equivalents at beginning of period	1,090,464	272,787
Cash and cash equivalents at end of period	$177,288	$1,124,737
Supplemental disclosures
Interest paid, net of capitalized interest	$318,228	$307,049
Income taxes paid (reimbursements received)	2,301	—
Accrued capital expenditures	62,118	128,508
_________________________________________________________________________________________
(1)Includes related-party amounts. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$868,253	$814,319	$2,542,869	$2,389,366
Service revenues – product based	33,919	49,115	143,613	177,321
Product sales	50,129	19,673	124,878	109,076
Other	183	255	562	957
Total revenues and other (1)	952,484	883,362	2,811,922	2,676,720
Equity income, net – related parties	16,847	23,977	64,410	84,227
Operating expenses
Cost of product	51,187	32,847	135,360	132,936
Operation and maintenance	212,385	231,066	663,528	649,324
General and administrative	63,780	64,017	196,599	193,497
Property and other taxes	15,725	12,635	51,356	43,984
Depreciation and amortization	170,323	166,015	512,896	487,438
Long-lived asset and other impairments	11,562	4,651	12,251	6,204
Total operating expenses (2)	524,962	511,231	1,571,990	1,513,383
Gain (loss) on divestiture and other, net	(2,470)	467	(8,048)	299,426
Operating income (loss)	441,899	396,575	1,296,294	1,546,990
Interest expense	(92,353)	(94,149)	(284,816)	(279,177)
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Other income (expense), net	1,707	9,498	12,781	15,930
Income (loss) before income taxes	351,253	311,924	1,024,259	1,289,146
Income tax expense (benefit)	2,089	15,390	7,763	17,667
Net income (loss)	349,164	296,534	1,016,496	1,271,479
Net income (loss) attributable to noncontrolling interest	2,316	1,509	5,660	4,364
Net income (loss) attributable to Western Midstream Operating, LP	$346,848	$295,025	$1,010,836	$1,267,115
________________________________________________________________________________________
(1)Total revenues and other includes related-party amounts of $586.0 million and $1.7 billion for the three and nine months ended September 30, 2025, respectively, and $545.2 million and $1.6 billion for the three and nine months ended September 30, 2024, respectively. See Note 6.
(2)Total operating expenses includes related-party amounts of $4.1 million and $(12.9) million for the three and nine months ended September 30, 2025, respectively, and $(11.2) million and $(34.7) million for the three and nine months ended September 30, 2024, respectively. See Note 6.

See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$170,739	$1,084,446
Accounts receivable, net	703,237	701,814
Other current assets	55,341	53,775
Total current assets	929,317	1,840,035
Property, plant, and equipment
Cost	15,985,933	15,509,910
Less accumulated depreciation	6,259,586	5,795,301
Net property, plant, and equipment	9,726,347	9,714,609
Goodwill	4,783	4,783
Other intangible assets	625,990	649,740
Equity investments	510,628	541,435
Other assets	337,463	383,808
Total assets (1)	$12,134,528	$13,134,410
LIABILITIES, EQUITY, AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$296,890	$339,108
Short-term debt	13,062	1,011,032
Accrued ad valorem taxes	51,035	38,319
Accrued liabilities	220,696	248,589
Total current liabilities	581,683	1,637,048
Long-term liabilities
Long-term debt	6,924,291	6,926,647
Deferred income taxes	31,915	29,679
Asset retirement obligations	389,829	370,195
Other liabilities	806,637	744,715
Total long-term liabilities	8,152,672	8,071,236
Total liabilities (2)	8,734,355	9,708,284
Equity and partners’ capital
Common units (318,675,578 units issued and outstanding at September 30, 2025, and December 31, 2024)	3,365,537	3,399,650
Total partners’ capital	3,365,537	3,399,650
Noncontrolling interest	34,636	26,476
Total equity and partners’ capital	3,400,173	3,426,126
Total liabilities, equity, and partners’ capital	$12,134,528	$13,134,410
_________________________________________________________________________________________
(1)Total assets includes related-party amounts of $982.2 million and $987.4 million as of September 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts receivable, net of $433.5 million and $401.3 million as of September 30, 2025, and December 31, 2024, respectively. See Note 6.
(2)Total liabilities includes related-party amounts of $634.8 million and $555.9 million as of September 30, 2025, and December 31, 2024, respectively, which includes related-party Accounts and imbalance payable of $32.8 million and $46.8 million as of September 30, 2025, and December 31, 2024, respectively. See Note 6.
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,399,650	$26,476	$3,426,126
Net income (loss)	315,076	1,242	316,318
Distributions to WES Operating unitholders	(347,356)	—	(347,356)
Contributions of equity-based compensation from WES	8,144	—	8,144
Balance at March 31, 2025	$3,375,514	$27,718	$3,403,232
Net income (loss)	348,912	2,102	351,014
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,563	—	10,563
Other	—	2,500	2,500
Balance at June 30, 2025	$3,371,699	$32,320	$3,404,019
Net income (loss)	346,848	2,316	349,164
Distributions to WES Operating unitholders	(363,290)	—	(363,290)
Contributions of equity-based compensation from WES	10,280	—	10,280
Balance at September 30, 2025	$3,365,537	$34,636	$3,400,173

thousands	Common Units	Noncontrolling Interest	Total
Balance at December 31, 2023	$3,027,031	$25,323	$3,052,354
Net income (loss)	584,831	1,686	586,517
Distributions to Chipeta noncontrolling interest owner	—	(1,085)	(1,085)
Distributions to WES Operating unitholders	(229,446)	—	(229,446)
Contributions of equity-based compensation from WES	9,278	—	9,278
Balance at March 31, 2024	$3,391,694	$25,924	$3,417,618
Net income (loss)	387,259	1,169	388,428
Distributions to Chipeta noncontrolling interest owner	—	(593)	(593)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	10,247	—	10,247
Balance at June 30, 2024	$3,441,525	$26,500	$3,468,025
Net income (loss)	295,025	1,509	296,534
Distributions to Chipeta noncontrolling interest owner	—	(550)	(550)
Distributions to WES Operating unitholders	(347,675)	—	(347,675)
Contributions of equity-based compensation from WES	8,613	—	8,613
Balance at September 30, 2024	$3,397,488	$27,459	$3,424,947
See accompanying Notes to Consolidated Financial Statements.

WESTERN MIDSTREAM OPERATING, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2025	2024
Cash flows from operating activities
Net income (loss)	$1,016,496	$1,271,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	512,896	487,438
Long-lived asset and other impairments	12,251	6,204
Non-cash equity-based compensation expense	28,987	28,138
Deferred income taxes	2,236	14,178
Accretion and amortization of long-term obligations, net	6,130	6,884
Equity income, net – related parties	(64,410)	(84,227)
Distributions from equity-investment earnings – related parties	69,217	83,091
(Gain) loss on divestiture and other, net	8,048	(299,426)
(Gain) loss on early extinguishment of debt	—	(5,403)
Other	286	239
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,423)	(15,780)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(60,557)	(102,104)
Change in other items, net	113,658	166,545
Net cash provided by operating activities	1,643,815	1,557,256
Cash flows from investing activities
Capital expenditures	(505,783)	(595,087)
Acquisitions from third parties	—	(443)
Distributions from equity investments in excess of cumulative earnings – related parties	26,000	27,560
Proceeds from the sale of assets to third parties	162	792,241
(Increase) decrease in materials and supplies inventory and other	3,329	(33,118)
Net cash (used in) provided by investing activities	(476,292)	191,153
Cash flows from financing activities
Borrowings, net of debt issuance costs	(1,171)	789,193
Repayments of debt	(1,000,589)	(143,852)
Commercial paper borrowings (repayments), net	—	(610,312)
Increase (decrease) in outstanding checks	(3,180)	(2,245)
Distributions to WES Operating unitholders (1)	(1,073,936)	(924,796)
Distributions to Chipeta noncontrolling interest owner	—	(2,228)
Other	(2,354)	(4,505)
Net cash used in financing activities	(2,081,230)	(898,745)
Net increase (decrease) in cash and cash equivalents	(913,707)	849,664
Cash and cash equivalents at beginning of period	1,084,446	268,184
Cash and cash equivalents at end of period	$170,739	$1,117,848
Supplemental disclosures
Interest paid, net of capitalized interest	$318,228	$307,049
Income taxes paid (reimbursements received)	2,301	—
Accrued capital expenditures	62,118	128,508
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
The Partnership is engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, natural-gas liquids (“NGLs”), and crude oil; and gathering, transporting, recycling, treating, and disposing of produced water. In its capacity as a natural-gas processor, the Partnership also buys and sells residue, NGLs, and condensate on behalf of itself and its customers under certain contracts. As of September 30, 2025, the Partnership’s assets and investments consisted of the following:

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

Inventory. As of September 30, 2025, and December 31, 2024, Other current assets includes (i) $2.3 million and $2.5 million, respectively, of NGLs inventory and (ii) $10.6 million and $0.6 million, respectively, of materials and supplies inventory that are classified as short term on the consolidated balance sheets. As of September 30, 2025, and December 31, 2024, Other assets includes (i) $3.1 million and $5.5 million, respectively, of NGLs line-fill inventory, and (ii) $109.5 million and $110.3 million, respectively, of materials and supplies inventory that are classified as long term on the consolidated balance sheets.

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

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Equity-based compensation. During the nine months ended September 30, 2025 and 2024, the Partnership issued 776,626 common units and 1,035,444 common units, respectively, under its long-term incentive plans. Compensation expense was $10.5 million and $29.4 million for the three and nine months ended September 30, 2025, respectively, and $8.8 million and $28.6 million for the three and nine months ended September 30, 2024, respectively.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Revenue from customers
Service revenues – fee based	$868,253	$814,319	$2,542,869	$2,389,366
Service revenues – product based	33,919	49,115	143,613	177,321
Product sales	50,129	19,673	124,878	109,076
Total revenue from customers	952,301	883,107	2,811,360	2,675,763
Revenue from other than customers
Other	183	255	562	957
Total revenues and other	$952,484	$883,362	$2,811,922	$2,676,720

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract balances. Receivables from customers, which are included in Accounts receivable, net on the consolidated balance sheets, were $671.4 million and $693.9 million as of September 30, 2025, and December 31, 2024, respectively.
Contract assets primarily relate to (i) revenue accrued but not yet billed under cost-of-service contracts with fixed and variable fees and (ii) accrued deficiency fees the Partnership expects to charge customers once the related performance periods are completed. The following table summarizes activity related to contract assets from contracts with customers:

thousands
Contract assets balance at December 31, 2024	$43,186
Amounts transferred to Accounts receivable, net that were included in the contract assets balance at the beginning of the period (1)	(5,378)
Additional estimated revenues recognized (2)	3,533
Contract assets balance at September 30, 2025	$41,341

Contract assets at September 30, 2025
Other current assets	$17,511
Other assets	23,830
Total contract assets from contracts with customers	$41,341
_________________________________________________________________________________________
(1)Includes $(1.8) million for the three months ended September 30, 2025.
(2)Includes $0.6 million for the three months ended September 30, 2025.

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
The following table summarizes activity related to contract liabilities from contracts with customers:

thousands
Contract liabilities balance at December 31, 2024	$610,571
Cash received or receivable, excluding revenues recognized during the period (1)	103,846
Revenues recognized that were included in the contract liability balance at the beginning of the period (2)	(9,722)
Contract liabilities balance at September 30, 2025	$704,695

Contract liabilities at September 30, 2025
Accrued liabilities	$10,929
Other liabilities	693,766
Total contract liabilities from contracts with customers	$704,695
_________________________________________________________________________________________
(1)Includes $34.1 million for the three months ended September 30, 2025.
(2)Includes $(3.0) million for the three months ended September 30, 2025.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transaction price allocated to remaining performance obligations. Revenues expected to be recognized from certain performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025, are presented in the table below. The Partnership applies the optional exemptions in Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. Therefore, the following table represents only a portion of expected future revenues from existing contracts, as most future revenues from customers are dependent on future variable customer volumes and, in some cases, variable commodity prices for those volumes.

thousands
Remainder of 2025	$251,545
2026	1,131,557
2027	1,153,720
2028	995,627
2029	685,667
Thereafter	2,586,102
Total	$6,804,218

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

See Note 12 for information related to the acquisition of Aris Water Solutions, Inc. (“Aris”) that closed on October 15, 2025.

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
The Board of Directors of the general partner (the “Board”) declared the following cash distributions to the Partnership’s unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Per-unit Distribution	Total Quarterly Cash Distribution	Distribution Date	Record Date
2024
March 31	$0.875	$340,858	May 15, 2024	May 1, 2024
June 30	0.875	340,859	August 14, 2024	August 1, 2024
September 30	0.875	340,914	November 14, 2024	November 1, 2024
December 31	0.875	340,996	February 14, 2025	February 3, 2025
2025
March 31	$0.910	$355,253	May 15, 2025	May 2, 2025
June 30	0.910	355,254	August 14, 2025	August 1, 2025
September 30	0.910	379,521	November 14, 2025	October 31, 2025

WES Operating partnership distributions. WES Operating makes quarterly cash distributions to the Partnership and WGRAH, a subsidiary of Occidental, in proportion to their share of limited partner interests in WES Operating. WES Operating made and/or declared the following cash distributions to its limited partners for the periods presented:

thousands Quarters Ended	Total Quarterly Cash Distribution	Distribution Date
2024
March 31	$347,675	May 2024
June 30	347,675	August 2024
September 30	347,356	November 2024
December 31	347,356	February 2025
2025
March 31	$363,290	May 2025
June 30	363,290	August 2025
September 30	391,568	October 2025

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EQUITY AND PARTNERS’ CAPITAL

Holdings of Partnership equity. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “WES.” As of September 30, 2025, Occidental held 165,681,578 common units, representing a 42.4% limited partner interest in the Partnership, and through its ownership of the general partner, Occidental indirectly held 9,060,641 general partner units, representing a 2.3% general partner interest in the Partnership. The public held 215,651,691 common units, representing a 55.3% limited partner interest in the Partnership.
On October 15, 2025, the Partnership issued common units in connection with the acquisition of Aris. See Note 12 for additional information.

Partnership equity repurchases. In February 2025, the Board authorized the Partnership to buy back up to $250.0 million of the Partnership’s common units through December 31, 2026 (the “2025 Purchase Program”). The common units may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2025, the Partnership repurchased no common units. As of September 30, 2025, the Partnership had an authorized amount of $250.0 million remaining under the program.

Partnership’s net income (loss) per common unit. The common and general partner unitholders’ allocation of net income (loss) attributable to the Partnership was equal to their cash distributions plus their respective allocations of undistributed earnings or losses in accordance with their weighted-average ownership percentage during each period using the two-class method.
The following table provides a reconciliation between basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2025	2024	2025	2024
Net income (loss)
Limited partners’ interest in net income (loss)	$331,730	$281,772	$967,317	$1,211,113
Weighted-average common units outstanding
Basic	381,330	380,513	381,216	380,343
Dilutive effect of non-vested phantom units	1,458	2,107	1,414	1,846
Diluted	382,788	382,620	382,630	382,189
Excluded due to anti-dilutive effect	—	—	—	2
Net income (loss) per common unit
Basic	$0.87	$0.74	$2.54	$3.18
Diluted	$0.87	$0.74	$2.53	$3.17

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Summary of related-party transactions. The following tables summarize material related-party transactions included in the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Revenues and other
Service revenues – fee based	$566,912	$530,434	$1,667,849	$1,533,251
Service revenues – product based	5,416	13,664	29,529	44,214
Product sales	13,639	1,109	23,238	1,642
Total revenues and other	585,967	545,207	1,720,616	1,579,107
Equity income, net – related parties (1)	16,847	23,977	64,410	84,227
Operating expenses
Cost of product (2)	1,332	(14,638)	(21,710)	(46,685)
Operation and maintenance	1,833	2,523	5,314	8,665
General and administrative	—	45	210	299
Total operating expenses	3,165	(12,070)	(16,186)	(37,721)
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes related-party natural-gas and NGLs imbalances.

Balance sheets
thousands	September 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$412,934	$401,315
Other current assets	7,244	6,671
Equity investments (1)	510,628	541,435
Other assets	34,631	41,641
Total assets	965,437	991,062
Liabilities
Accounts and imbalance payables	32,827	20,609
Accrued liabilities	4,734	4,717
Other liabilities (2)	597,253	504,415
Total liabilities	634,814	529,741
_________________________________________________________________________________________
(1)See Note 7.
(2)Includes contract liabilities from contracts with customers. See Note 2.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. RELATED-PARTY TRANSACTIONS

Statements of cash flows
	Nine Months Ended September 30,
thousands	2025	2024
Distributions from equity-investment earnings – related parties	$69,217	$83,091
Distributions from equity investments in excess of cumulative earnings – related parties	26,000	27,560
Distributions to Partnership unitholders (1)	(470,929)	(451,613)
Distributions to WES Operating unitholders (2)	(21,485)	(18,502)
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

The following tables summarize material related-party transactions for WES Operating (which are included in the Partnership’s consolidated financial statements) to the extent the amounts differ materially from the Partnership’s consolidated financial statements:

Statements of operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
General and administrative (1)	$909	$944	$3,465	$3,292
_________________________________________________________________________________________
(1)Includes an intercompany service fee between the Partnership and WES Operating.

Balance sheets
thousands	September 30, 2025	December 31, 2024
Accounts receivable, net (1)	$433,522	$401,315
Other current assets	6,496	6,263
Other assets	31,541	38,421
Accounts and imbalance payables (1)	32,827	46,773
_________________________________________________________________________________________
(1)Includes balances related to transactions between the Partnership and WES Operating.

Statements of cash flows
	Nine Months Ended September 30,
thousands	2025	2024
Distributions to WES Operating unitholders (1)	$(1,073,936)	$(924,796)
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

Gathering and processing agreements. The Partnership has significant gathering, treating, processing, stabilization, and produced-water disposal arrangements with affiliates of Occidental on most of its systems. While Occidental is the contracting counterparty of the Partnership, these arrangements with Occidental include not just Occidental-produced volumes, but also, in some instances, the volumes of other working-interest owners of Occidental who rely on the Partnership’s facilities and infrastructure to bring their volumes to market. Natural-gas throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 35% for both the three and nine months ended September 30, 2025, and 36% and 34% for the three and nine months ended September 30, 2024, respectively. Crude-oil and NGLs throughput (excluding equity-investment throughput) attributable to production owned or controlled by Occidental was 90% and 91% for the three and nine months ended September 30, 2025, respectively, and 92% and 90% for the three and nine months ended September 30, 2024, respectively. Produced-water throughput attributable to production owned or controlled by Occidental was 79% for both the three and nine months ended September 30, 2025, and 78% and 77% for the three and nine months ended September 30, 2024, respectively.
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

Related-party commercial agreement. During the first quarter of 2021, an affiliate of Occidental and the Partnership amended certain West Texas surface-use and salt-water disposal agreements to reduce usage fees owed by the Partnership in exchange for the forgiveness of certain deficiency fees owed by Occidental and other unrelated contractual amendments. The present value of the reduced usage fees under the amended agreements was $30.0 million at the time the agreement was executed. As a result of the amendments, (i) these agreements are classified as operating leases and (ii) a right-of-use (“ROU”) asset, included in Other assets on the consolidated balance sheets, was recognized during the first quarter of 2021. The ROU asset is being amortized to Operation and maintenance expense through 2038, the remaining term of the agreements.

Customer concentration. Occidental was the only customer from which revenues exceeded 10% of consolidated revenues for all periods presented in the consolidated statements of operations.

7. EQUITY INVESTMENTS

The following table presents the financial statement impact of the Partnership’s equity investments:

thousands	Percentage Ownership Interest	Balance at December 31, 2024	Equity income, net	Distributions	Distributions in excess of cumulative earnings (1)	Balance at September 30, 2025
Mi Vida	50.00%	$42,765	$3,794	$(3,872)	$(7,960)	$34,727
FRP	33.33%	183,588	33,741	(35,821)	(5,116)	176,392
Red Bluff Express	30.00%	115,085	11,664	(11,664)	(2,497)	112,588
Rendezvous	22.00%	5,639	(1,803)	(640)	(1,491)	1,705
TEP	20.00%	170,060	13,914	(14,103)	(5,895)	163,976
TEG	20.00%	14,496	737	(754)	(391)	14,088
White Cliffs	10.00%	9,802	2,363	(2,363)	(2,650)	7,152
Total		$541,435	$64,410	$(69,217)	$(26,000)	$510,628
_________________________________________________________________________________________
(1)Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, are calculated on an individual-investment basis.

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. SELECTED COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	The Partnership		WES Operating
thousands	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Trade receivables, net	$682,342	$701,225	$702,930	$701,225
Other receivables, net	331	613	307	589
Total accounts receivable, net	$682,673	$701,838	$703,237	$701,814

A summary of other current assets is as follows:

	The Partnership		WES Operating
thousands	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
NGLs inventory	$2,341	$2,514	$2,341	$2,514
Materials and supplies	10,575	613	10,575	613
Imbalance receivables	6,318	7,253	6,318	7,253
Prepaid insurance	2,628	15,418	1,627	14,712
Contract assets	17,511	12,358	17,511	12,358
Other	17,717	16,732	16,969	16,325
Total other current assets	$57,090	$54,888	$55,341	$53,775

A summary of accrued liabilities is as follows:

	The Partnership		WES Operating
thousands	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Accrued interest expense	$93,823	$133,365	$93,823	$133,365
Short-term asset retirement obligations	10,805	12,830	10,805	12,830
Short-term remediation and reclamation obligations	721	2,585	721	2,585
Income taxes payable	7,811	4,585	7,811	4,585
Contract liabilities	10,929	11,055	10,929	11,055
Accrued payroll and benefits	56,288	66,563	—	—
Short-term lease liabilities	62,627	58,897	62,627	58,897
Other	36,342	39,518	33,980	25,272
Total accrued liabilities	$279,346	$329,398	$220,696	$248,589

WESTERN MIDSTREAM PARTNERS, LP AND WESTERN MIDSTREAM OPERATING, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. DEBT

WES Operating is the borrower for all outstanding debt and is expected to be the borrower for all future debt issuances. The following table presents the outstanding debt:

	September 30, 2025			December 31, 2024
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
Short-term debt
Senior Notes	$—	$—	$—	$1,000,589	$1,000,076	$997,666
Finance lease liabilities	13,062	13,062	13,062	10,956	10,956	10,956
Total short-term debt	$13,062	$13,062	$13,062	$1,011,545	$1,011,032	$1,008,622

Long-term debt
Senior Notes (2)	$6,976,834	$6,907,951	$6,721,238	$6,976,834	$6,903,318	$6,548,127
Finance lease liabilities	16,340	16,340	16,340	23,329	23,329	23,329
Total long-term debt	$6,993,174	$6,924,291	$6,737,578	$7,000,163	$6,926,647	$6,571,456
_________________________________________________________________________________________
(1)Fair value is measured using the market approach and Level-2 fair value inputs.
(2)As of September 30, 2025, maturity dates range from 2026 to 2050.

Debt activity. The following table presents the debt activity for the nine months ended September 30, 2025:

thousands	Carrying Value
Balance at December 31, 2024	$7,937,679
Repayment of 3.100% Senior Notes due 2025	(663,831)
Repayment of 3.950% Senior Notes due 2025	(336,758)
Finance lease liabilities	(4,883)
Other	5,146
Balance at September 30, 2025	$6,937,353

WES Operating Senior Notes. In January 2020, WES Operating issued the 4.050% Senior Notes due 2030 and 5.250% Senior Notes due 2050. Including the effects of the issuance prices, underwriting discounts, and interest-rate adjustments, the effective interest rates of the Senior Notes due 2030 and 2050, were 4.169% and 5.363%, respectively, at September 30, 2025 and 2024. The effective interest rate of these notes is subject to adjustment from time to time due to a change in credit rating.
During the second quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.950% Senior Notes due 2025 at par value. During the first quarter of 2025, WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value. See Debt activity above. As of September 30, 2025, the 4.650% Senior Notes due 2026 were classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt.
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
As of September 30, 2025, WES Operating was in compliance with all covenants under the relevant governing indentures.

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
As of September 30, 2025, there were no outstanding borrowings, resulting in $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings (see below) reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. As of September 30, 2025 and 2024, the interest rate on any outstanding RCF borrowings was 5.43% and 6.15%, respectively. The facility-fee rate was 0.20% at September 30, 2025 and 2024. As of September 30, 2025, WES Operating was in compliance with all covenants under the RCF.

Commercial paper program. In November 2023, WES Operating entered into an unsecured commercial paper program under which it may issue (and have outstanding at any one time) an aggregate principal amount up to $2.0 billion. WES Operating intends to maintain a minimum aggregate available borrowing capacity under the RCF equal to the aggregate amount of outstanding commercial paper borrowings. The maturities of the notes may vary but may not exceed 397 days. As of September 30, 2025, there were no outstanding borrowings under the commercial paper program.

10. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state, and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. As of September 30, 2025, and December 31, 2024, the consolidated balance sheets included $2.2 million and $4.0 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities, and the long-term portion of these amounts is included in Other liabilities. The majority of payments related to these obligations are expected to be made over the next five years. See Note 8.

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

Performance measures. Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) is used as the performance measure by the Partnership’s CODM in assessing performance and allocating resources to the Partnership’s single operating and reportable segment. Net income (loss) is the most comparable GAAP metric to the performance metric of non-GAAP Adjusted EBITDA. The Partnership defines Adjusted EBITDA as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) income tax benefit, (v) other income, (vi) other items impacting comparability with the Partnership’s core operating performance, and (vii) the noncontrolling interest owners’ proportionate share of revenues and expenses.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. REPORTABLE SEGMENT

Summarized financial information. The following table presents information about the Partnership’s single operating and reportable segment including (i) total revenues and other, (ii) significant expenses, and (iii) other segment items:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Revenues from external customers (1)	$952,301	$883,107	$2,811,360	$2,675,763
Other revenues	183	255	562	957
Total revenues and other	952,484	883,362	2,811,922	2,676,720
Equity income, net – related parties	16,847	23,977	64,410	84,227
Less significant expenses: (2)
Operation and maintenance	212,385	231,066	663,528	649,324
Cash general and administrative costs (3)	52,320	55,111	164,033	164,187
Less other segment items:
Depreciation and amortization	170,323	166,015	512,896	487,438
Interest expense	92,353	94,149	284,816	279,177
Other (income) expense, net (4)	(1,754)	(9,565)	(12,923)	(16,124)
Income tax expense (benefit)	2,089	15,390	7,763	17,667
Other (5)	92,743	59,281	240,033	(90,394)
Net income (loss)	$348,872	$295,892	$1,016,186	$1,269,672
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

The CODM uses consolidated total assets as the measure of the Partnership’s single reportable segment assets. As of September 30, 2025, and December 31, 2024, the consolidated balance sheets included $12.1 billion and $13.1 billion, respectively, of total assets, which includes $510.6 million and $541.4 million of assets related to equity investments as of September 30, 2025, and December 31, 2024, respectively.
Capital expenditures for additions to long-lived assets were $505.8 million and $595.1 million for the nine months ended September 30, 2025 and 2024, respectively.

12. SUBSEQUENT EVENT

Aris. On October 15, 2025, the Partnership closed on the acquisition of Aris by merger in an equity-and-cash transaction valued at $1.5 billion, plus Aris’s outstanding debt of approximately $500 million of senior notes. Based on Aris shareholder consideration elections, the Partnership issued approximately 26.6 million common units and paid $415.0 million in cash, funded with borrowings under the commercial paper program. Due to the timing of the closing of the transactions, the initial purchase price accounting was not yet completed at the time of filing.
Aris’s water infrastructure assets, located in Lea and Eddy Counties, New Mexico and West Texas, include approximately 790 miles of produced-water pipeline, 1,800 MBbls/d of produced-water handling capacity, 1,400 MBbls/d of water recycling capacity, and 625,000 dedicated acres.

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
The Partnership’s assets include assets owned and ownership interests accounted for by us under the equity method of accounting, through our 98.0% partnership interest in WES Operating, as of September 30, 2025 (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). We also own and control the entire non-economic general partner interest in WES Operating GP, and our general partner is owned by Occidental.

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

EXECUTIVE SUMMARY

We are a midstream energy company organized as a publicly traded partnership, engaged in the business of gathering, compressing, treating, processing, and transporting natural gas; gathering, stabilizing, and transporting condensate, NGLs, and crude oil; and gathering, transporting, recycling, treating, and disposing of produced water. In our capacity as a natural-gas processor, we also buy and sell residue, NGLs, and condensate on behalf of ourselves and our customers under certain contracts. To provide superior midstream service, we focus on ensuring the reliability and performance of our systems, creating sustainable cost efficiencies, enhancing our safety culture, and protecting the environment. We own or have investments in assets located in Texas, New Mexico, and the Rocky Mountains (Colorado, Utah, and Wyoming). As of September 30, 2025, our assets and investments consisted of the following:

	Wholly Owned and Operated	Operated Interests	Equity Interests
Gathering systems (1)	18	2	1
Treating facilities	43	3	—
Processing plants/trains	27	3	1
NGLs pipelines	3	—	4
Natural-gas pipelines	6	—	1
Crude-oil pipelines	2	1	1
_________________________________________________________________________________________
(1)Includes the DBM water systems.

Significant financial and operational events during the nine months ended September 30, 2025, included the following:

•WES Operating retired the total principal amount outstanding of the 3.100% Senior Notes due 2025 at par value during the first quarter of 2025 and the 3.950% Senior Notes due 2025 at par value during the second quarter of 2025.
•Our third-quarter 2025 per-unit distribution is unchanged from the second-quarter 2025 per-unit distribution of $0.910.
•Completed the start-up of the North Loving plant in late-February 2025, increasing gas processing capacity at the West Texas complex by 250 MMcf/d to a total of 2,190 MMcf/d.

The following table provides additional information on throughput for the periods presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	Inc/ (Dec)	September 30, 2025	September 30, 2024	Inc/ (Dec)
Throughput for natural-gas assets (MMcf/d)
Delaware Basin	2,113	2,104	—%	2,065	1,836	12%
DJ Basin	1,497	1,447	3%	1,449	1,414	2%
Powder River Basin	424	479	(11)%	455	446	2%
Equity investments	553	575	(4)%	559	507	10%
Other	962	828	16%	897	967	(7)%
Total throughput for natural-gas assets	5,549	5,433	2%	5,425	5,170	5%
Throughput for crude-oil and NGLs assets (MBbls/d)
Delaware Basin	245	269	(9)%	257	237	8%
DJ Basin	105	96	9%	99	88	13%
Powder River Basin	27	28	(4)%	27	24	13%
Equity investments	102	112	(9)%	105	152	(31)%
Other	41	38	8%	37	39	(5)%
Total throughput for crude-oil and NGLs assets	520	543	(4)%	525	540	(3)%
Throughput for produced-water assets (MBbls/d)
Delaware Basin	1,242	1,242	—%	1,225	1,124	9%
Total throughput for produced-water assets	1,242	1,242	—%	1,225	1,124	9%

OUTLOOK

We expect our business to be affected by the below-described key trends and uncertainties. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove incorrect, our actual results may vary materially from expected results.

Impact of producer activity. Our business is primarily driven by the level of production of crude oil and natural gas by producers in our areas of operation. This activity, however, can be impacted negatively by, among other things, commodity-price fluctuations and operational challenges. Fluctuating crude-oil, natural-gas, and NGLs prices can reduce the level of our customers’ activities and change the allocation of capital within their own asset portfolios. Such fluctuations can also impact us directly to the extent we take ownership of and sell certain volumes at the tailgate of our plants for our own account. The New York Mercantile Exchange West Texas Intermediate crude-oil daily settlement prices during 2024, ranged from a low of $65.75 per barrel in September 2024 to a high of $86.91 per barrel in April 2024, and prices during the nine months ended September 30, 2025, ranged from a low of $57.13 per barrel in May 2025 to a high of $80.04 per barrel in January 2025. The Waha Hub natural-gas prices during 2024, ranged from a low of ($6.23) per MMBtu in August 2024 to a high of $8.27 per MMBtu in January 2024, and prices during the nine months ended September 30, 2025, ranged from a low of ($2.77) per MMBtu in September 2025 to a high of $7.50 per MMBtu in January 2025. The extent and duration of commodity-price volatility, and the associated direct and indirect impact on our business, cannot be predicted. To address the risks posed by fluctuating commodity prices, we intend to continue evaluating the relevant price environments and adjust our capital spending plans to reflect our customers’ anticipated activity levels, while maintaining appropriate liquidity and financial flexibility.
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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Total revenues and other (1)	$952,484	$942,322	$2,811,922	$2,676,720
Equity income, net – related parties	16,847	27,128	64,410	84,227
Total operating expenses (1)	525,301	524,060	1,572,442	1,515,384
Gain (loss) on divestiture and other, net	(2,470)	(911)	(8,048)	299,426
Operating income (loss)	441,560	444,479	1,295,842	1,544,989
Interest expense	(92,353)	(95,170)	(284,816)	(279,177)
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Other income (expense), net	1,754	3,692	12,923	16,124
Income (loss) before income taxes	350,961	353,001	1,023,949	1,287,339
Income tax expense (benefit)	2,089	2,239	7,763	17,667
Net income (loss)	348,872	350,762	1,016,186	1,269,672
Net income (loss) attributable to noncontrolling interests	9,257	9,082	25,884	29,714
Net income (loss) attributable to Western Midstream Partners, LP (2)	$339,615	$341,680	$990,302	$1,239,958
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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2025” refer to the comparison of the three months ended September 30, 2025, to the three months ended June 30, 2025; and any increases or decreases “for the nine months ended September 30, 2025” refer to the comparison of the nine months ended September 30, 2025, to the nine months ended September 30, 2024.

Throughput

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Throughput for natural-gas assets (MMcf/d)
Gathering, treating, and transportation	394	354	11%	373	477	(22)%
Processing	4,602	4,504	2%	4,493	4,186	7%
Equity investments (1)	553	575	(4)%	559	507	10%
Total throughput	5,549	5,433	2%	5,425	5,170	5%
Throughput attributable to noncontrolling interests (2)	191	182	5%	184	172	7%
Total throughput attributable to WES for natural-gas assets	5,358	5,251	2%	5,241	4,998	5%
Throughput for crude-oil and NGLs assets (MBbls/d)
Gathering, treating, and transportation	418	431	(3)%	420	388	8%
Equity investments (1)	102	112	(9)%	105	152	(31)%
Total throughput	520	543	(4)%	525	540	(3)%
Throughput attributable to noncontrolling interests (2)	10	11	(9)%	10	11	(9)%
Total throughput attributable to WES for crude-oil and NGLs assets	510	532	(4)%	515	529	(3)%
Throughput for produced-water assets (MBbls/d)
Gathering and disposal	1,242	1,242	—%	1,225	1,124	9%
Throughput attributable to noncontrolling interests (2)	25	25	—%	24	22	9%
Total throughput attributable to WES for produced-water assets	1,217	1,217	—%	1,201	1,102	9%
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

Natural-gas assets
Total throughput attributable to WES for natural-gas assets increased by 107 MMcf/d for the three months ended September 30, 2025, primarily due to (i) higher volumes at the Brasada complex and Springfield gas-gathering system due to downtime during the second quarter of 2025, (ii) higher volumes at the DJ Basin and Chipeta complexes due to increased production in the areas, (iii) higher volumes at the MIGC system due to certain temporary customer constraints during the second quarter of 2025, and (iv) higher volumes on the Red Bluff Express pipeline. These increases were offset partially by (i) a decrease in previously onloaded volumes at the Powder River Basin complex and (ii) lower volumes at the Mi Vida plant.
Total throughput attributable to WES for natural-gas assets increased by 243 MMcf/d for the nine months ended September 30, 2025, primarily due to (i) higher volumes at the West Texas, DJ Basin, and Chipeta complexes due to increased production in the areas, and (ii) higher volumes on the Red Bluff Express pipeline due to the addition of a new receipt point into the pipeline beginning in November 2024. These increases were offset partially by (i) lower volumes at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024 and (ii) lower volumes at the Springfield gas-gathering system due to decreased production in the area and downtime during the second quarter of 2025.

Crude-oil and NGLs assets
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 22 MBbls/d for the three months ended September 30, 2025, primarily due to lower volumes at the DBM oil system due to decreased production in the area.
Total throughput attributable to WES for crude-oil and NGLs assets decreased by 14 MBbls/d for the nine months ended September 30, 2025, primarily due to (i) the divestiture of Whitethorn LLC and Saddlehorn in the first quarter of 2024 and (ii) lower volumes on the TEP pipeline. These decreases were offset partially by higher volumes at the DBM oil system due to increased production in the area.

Produced-water assets
Total throughput attributable to WES for produced-water assets increased by 99 MBbls/d for the nine months ended September 30, 2025, due to higher production.

Revenues

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Service revenues – fee based	$868,253	$851,419	2%	$2,542,869	$2,389,366	6%

Other revenues from customers
Service revenues – product based	$33,919	$50,442	(33)%	$143,613	$177,321	(19)%
Product sales	50,129	40,280	24%	124,878	109,076	14%
Total other revenues from customers	$84,048	$90,722	(7)%	$268,491	$286,397	(6)%

Per-unit gross average sales price:
Natural gas (per Mcf)	$0.67	$1.06	(37)%	$1.26	$0.36	NM
NGLs (per Bbl)	24.18	24.85	(3)%	26.55	28.55	(7)%
_________________________________________________________________________________________
NM—Not meaningful

Service revenues – fee based
Service revenues – fee based increased by $16.8 million for the three months ended September 30, 2025, primarily due to an increase of $8.9 million at the DJ Basin complex due to increased throughput.
Service revenues – fee based increased by $153.5 million for the nine months ended September 30, 2025, primarily due to increases of (i) $94.8 million at the West Texas complex, $12.3 million at the DJ Basin complex, $10.7 million at the Powder River Basin complex, and $7.4 million at the Chipeta complex, all primarily due to increased throughput, (ii) $26.4 million at the DBM oil system due to increased throughput and deficiency fees on certain contracts with increasing throughput minimums, and (iii) $16.7 million at the DBM water systems due to increased throughput, partially offset by a change in contract terms effective January 1, 2025. These increases were offset partially by decreases of (i) $11.0 million at the Marcellus Interest systems due to the sale of the asset during the second quarter of 2024 and (ii) $8.4 million at the Springfield systems primarily due to decreased throughput.

Other revenues from customers
Other revenues from customers decreased by $6.7 million for the three months ended September 30, 2025, primarily due to a decrease of $12.8 million at the West Texas complex due to decreased product recoveries and average prices, partially offset by an increase of $2.9 million at the DJ Basin complex due to increased volumes sold.
Other revenues from customers decreased by $17.9 million for the nine months ended September 30, 2025, primarily due to (i) $31.1 million and $5.4 million at the DJ Basin and Granger complexes, respectively, due to decreased volumes sold and average prices and (ii) $7.0 million at the Chipeta complex due to contract changes effective during the third quarter of 2024. These decreases were offset partially by an increase of $24.9 million at the West Texas complex due to increased average prices and volumes sold.

Equity Income, Net – Related Parties

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Equity income, net – related parties	$16,847	$27,128	(38)%	$64,410	$84,227	(24)%

Equity income, net – related parties decreased by $10.3 million for the three months ended September 30, 2025, primarily due to a decrease of $4.1 million at Mi Vida.
Equity income, net – related parties decreased by $19.8 million for the nine months ended September 30, 2025, primarily due to decreases of $6.0 million at TEP and $5.5 million resulting from the sale of several equity investments to third parties in the first quarter of 2024. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Natural-gas purchases	$7,210	$5,180	39%	$26,407	$5,594	NM
NGLs purchases	50,846	63,301	(20)%	174,565	194,603	(10)%
Other	(6,869)	(25,800)	73%	(65,612)	(67,261)	2%
Cost of product	51,187	42,681	20%	135,360	132,936	2%
Operation and maintenance	212,385	224,629	(5)%	663,528	649,324	2%
Total Cost of product and Operation and maintenance expenses	$263,572	$267,310	(1)%	$798,888	$782,260	2%

Natural-gas purchases
Natural-gas purchases increased by $20.8 million for the nine months ended September 30, 2025, primarily due to higher average prices at the West Texas complex.

NGLs purchases
NGLs purchases decreased by $12.5 million for the three months ended September 30, 2025, primarily due to a decrease of $11.7 million at the West Texas complex due to decreased product recoveries.
NGLs purchases decreased by $20.0 million for the nine months ended September 30, 2025, primarily due to decreases of (i) $13.6 million at the DJ Basin complex due to lower purchased volumes and average prices, and (ii) $5.9 million at the Chipeta complex due to contract changes effective during the third quarter of 2024.

Other items
Other items increased by $18.9 million for the three months ended September 30, 2025, primarily due to changes in imbalance positions at the West Texas and Chipeta complexes.

Operation and maintenance expense
Operation and maintenance expense decreased by $12.2 million for the three months ended September 30, 2025, primarily due to decreases of (i) $7.2 million in equipment and maintenance costs and (ii) $5.6 million in chemicals and treating services.
Operation and maintenance expense increased by $14.2 million for the nine months ended September 30, 2025, primarily due to increases of (i) $15.5 million in utility expense, (ii) $5.9 million in land-related costs, (iii) $5.7 million in salaries and wages costs, and (iv) $5.5 million in equipment and maintenance costs. These increases were offset partially by decreases of (i) $7.2 million in contract labor and consulting costs and (ii) $5.7 million in chemicals and treating services.

Other Operating Expenses

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
General and administrative	$64,119	$66,146	(3)%	$197,051	$195,498	1%
Property and other taxes	15,725	17,805	(12)%	51,356	43,984	17%
Depreciation and amortization	170,323	172,113	(1)%	512,896	487,438	5%
Long-lived asset and other impairments	11,562	686	NM	12,251	6,204	97%
Total other operating expenses	$261,729	$256,750	2%	$773,554	$733,124	6%

Depreciation and amortization expense
Depreciation and amortization expense increased by $25.5 million for the nine months ended September 30, 2025, primarily due to capital projects being placed into service at the West Texas complex.

Property and other taxes
Property and other taxes increased by $7.4 million for the nine months ended September 30, 2025, primarily due to a higher ad valorem property tax accrual at the DJ Basin complex and DJ Basin oil system.

Long-lived asset and other impairment expense
Long-lived asset and other impairment expense increased by $10.9 million and $6.0 million for the three and nine months ended September 30, 2025, respectively, primarily due to a $9.9 million impairment at the Granger complex.

Interest Expense

	Three Months Ended			Nine Months Ended
thousands except percentages	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Long-term and short-term debt	$(91,240)	$(93,348)	(2)%	$(280,648)	$(278,361)	1%
Finance lease liabilities	(533)	(557)	(4)%	(1,673)	(1,964)	(15)%
Commitment fees and amortization of debt-related costs	(2,917)	(3,045)	(4)%	(9,163)	(9,929)	(8)%
Capitalized interest	2,337	1,780	31%	6,668	11,077	(40)%
Interest expense	$(92,353)	$(95,170)	(3)%	$(284,816)	$(279,177)	2%

Interest expense increased by $5.6 million for the nine months ended September 30, 2025, primarily due to increases of (i) $28.2 million of interest incurred on the 5.450% Senior Notes due 2034 that were issued during the third quarter of 2024 and (ii) $4.4 million due to lower capitalized interest. These increases were offset partially by decreases of (i) $19.3 million due to senior note repayments during 2025 and (ii) $5.4 million due to lower outstanding borrowings on the commercial paper program during 2025. See Liquidity and Capital Resources—Debt and credit facilities within this Item 2.

Income Tax Expense (Benefit)

We are not a taxable entity for U.S. federal income tax purposes; therefore, our federal statutory rate is zero percent. However, income apportionable to Texas is subject to Texas margin tax. Income tax expense decreased by $9.9 million for the nine months ended September 30, 2025, primarily due to a revaluation increasing the deferred tax liability balance in 2024 resulting from a state margin rate increase associated with no longer being included in Occidental’s affiliated group tax return beginning in September 2024 following Occidental’s sale of 19.5 million WES common units in August 2024 and the resulting decrease in WES ownership, inclusive of its ownership in WES Operating.

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

Adjusted EBITDA. We define Adjusted EBITDA attributable to Western Midstream Partners, LP (“Adjusted EBITDA”) as net income (loss), plus (i) distributions from equity investments, (ii) non-cash equity-based compensation expense, (iii) interest expense, (iv) income tax expense, (v) depreciation and amortization, (vi) impairments, and (vii) other expense (including lower of cost or market inventory adjustments recorded in cost of product), less (i) gain (loss) on divestiture and other, net, (ii) gain (loss) on early extinguishment of debt, (iii) income from equity investments, (iv) income tax benefit, (v) other income, (vi) other items impacting comparability with our core operating performance, and (vii) the noncontrolling interest owners’ proportionate share of revenues and expenses. We believe the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks, and rating agencies, use, among other measures, to assess the following:
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
The following tables present reconciliations of the GAAP measure to our non-GAAP measures:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Reconciliation of Gross margin to Adjusted Gross Margin
Total revenues and other	$952,484	$942,322	$2,811,922	$2,676,720
Less:
Cost of product	51,187	42,681	135,360	132,936
Depreciation and amortization	170,323	172,113	512,896	487,438
Gross margin	730,974	727,528	2,163,666	2,056,346
Add:
Distributions from equity investments	29,751	31,122	95,217	110,651
Depreciation and amortization	170,323	172,113	512,896	487,438
Less:
Reimbursed electricity-related charges recorded as revenues	34,803	30,256	94,063	86,072
Adjusted Gross Margin attributable to noncontrolling interests (1)	21,342	21,439	62,962	59,967
Adjusted Gross Margin	$874,903	$879,068	$2,614,754	$2,508,396
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

	Three Months Ended		Nine Months Ended
thousands except per-unit amounts	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Gross margin
Gross margin for natural-gas assets (1)	$540,393	$539,462	$1,606,999	$1,539,081
Gross margin for crude-oil and NGLs assets (1)	107,877	106,839	315,991	287,627
Gross margin for produced-water assets (1)	90,837	89,341	264,754	250,565
Per-Mcf Gross margin for natural-gas assets (2)	1.06	1.09	1.09	1.09
Per-Bbl Gross margin for crude-oil and NGLs assets (2)	2.25	2.16	2.20	1.95
Per-Bbl Gross margin for produced-water assets (2)	0.80	0.79	0.79	0.81
Adjusted Gross Margin
Adjusted Gross Margin for natural-gas assets	$623,691	$629,093	$1,871,236	$1,795,065
Adjusted Gross Margin for crude-oil and NGLs assets	145,463	146,128	435,066	423,416
Adjusted Gross Margin for produced-water assets	105,749	103,847	308,452	289,915
Per-Mcf Adjusted Gross Margin for natural-gas assets (3)	1.27	1.32	1.31	1.31
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (3)	3.10	3.02	3.09	2.92
Per-Bbl Adjusted Gross Margin for produced-water assets (3)	0.94	0.94	0.94	0.96
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

	Three Months Ended		Nine Months Ended
thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$348,872	$350,762	$1,016,186	$1,269,672
Add:
Distributions from equity investments	29,751	31,122	95,217	110,651
Non-cash equity-based compensation expense	10,456	10,713	29,417	28,573
Interest expense	92,353	95,170	284,816	279,177
Income tax expense	2,089	2,239	7,763	17,667
Depreciation and amortization	170,323	172,113	512,896	487,438
Long-lived asset and other impairments	11,562	686	12,251	6,204
Other expense	53	43	286	239
Less:
Gain (loss) on divestiture and other, net	(2,470)	(911)	(8,048)	299,426
Gain (loss) on early extinguishment of debt	—	—	—	5,403
Equity income, net – related parties	16,847	27,128	64,410	84,227
Other income	1,754	3,692	12,923	16,124
Adjusted EBITDA attributable to noncontrolling interests (1)	15,576	15,063	44,347	41,102
Adjusted EBITDA	$633,752	$617,876	$1,845,200	$1,753,339
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$570,210	$563,977	$1,664,980	$1,582,414
Interest (income) expense, net	92,353	95,170	284,816	279,177
Accretion and amortization of long-term obligations, net	(1,896)	(2,032)	(6,130)	(6,884)
Current income tax expense (benefit)	1,865	1,940	5,527	3,489
Other (income) expense, net	(1,754)	(3,692)	(12,923)	(16,124)
Distributions from equity investments in excess of cumulative earnings – related parties	11,953	3,040	26,000	27,560
Changes in assets and liabilities:
Accounts receivable, net	(21,956)	31,425	(19,165)	12,595
Accounts and imbalance payables and accrued liabilities, net	40,837	(31,039)	56,482	78,884
Other items, net	(42,284)	(25,850)	(110,040)	(166,670)
Adjusted EBITDA attributable to noncontrolling interests (1)	(15,576)	(15,063)	(44,347)	(41,102)
Adjusted EBITDA	$633,752	$617,876	$1,845,200	$1,753,339
Cash flow information
Net cash provided by operating activities	$570,210	$563,977	$1,664,980	$1,582,414
Net cash (used in) provided by investing activities	(161,528)	(173,974)	(476,292)	191,153
Net cash used in financing activities	(361,126)	(708,718)	(2,101,864)	(921,617)
_________________________________________________________________________________________
(1)Includes (i) the 25% third-party interest in Chipeta and (ii) the 2.0% limited partner interest in WES Operating owned by an Occidental subsidiary, which collectively represent WES’s noncontrolling interests.

	Three Months Ended		Nine Months Ended
thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Reconciliation of Net cash provided by operating activities to Free Cash Flow
Net cash provided by operating activities	$570,210	$563,977	$1,664,980	$1,582,414
Less:
Capital expenditures	184,758	178,623	505,783	595,087
Add:
Distributions from equity investments in excess of cumulative earnings — related parties	11,953	3,040	26,000	27,560
Free Cash Flow	$397,405	$388,394	$1,185,197	$1,014,887
Cash flow information
Net cash provided by operating activities	$570,210	$563,977	$1,664,980	$1,582,414
Net cash (used in) provided by investing activities	(161,528)	(173,974)	(476,292)	191,153
Net cash used in financing activities	(361,126)	(708,718)	(2,101,864)	(921,617)

Gross margin. Refer to Operating Results within this Item 2 for a discussion of the components of Gross margin as compared to the prior periods, including Revenues, Cost of Product (Natural-gas purchases, NGLs purchases, and Other items), and Other Operating Expenses (Depreciation and amortization expense).
Gross margin increased by $107.3 million for the nine months ended September 30, 2025, primarily due to a $135.2 million increase in total revenues and other, partially offset by a $25.5 million increase in depreciation and amortization.

Net income (loss). Refer to Operating Results within this Item 2 for a discussion of the primary components of Net income (loss) as compared to the prior periods.
Net income (loss) decreased by $253.5 million for the nine months ended September 30, 2025, primarily due to (i) a $307.5 million decrease in gain (loss) on divestiture and other, net and (ii) a $57.1 million increase in total operating expenses. These amounts were offset partially by a $135.2 million increase in total revenues and other.

Net cash provided by operating activities. Refer to Historical cash flow within this Item 2 for a discussion of the primary components of Net cash provided by operating activities as compared to the prior periods.

KEY PERFORMANCE METRICS

	Three Months Ended			Nine Months Ended
thousands except percentages and per-unit amounts	September 30, 2025	June 30, 2025	Inc/(Dec)	September 30, 2025	September 30, 2024	Inc/(Dec)
Adjusted Gross Margin	$874,903	$879,068	—%	$2,614,754	$2,508,396	4%
Per-Mcf Adjusted Gross Margin for natural-gas assets (1)	1.27	1.32	(4)%	1.31	1.31	—%
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets (1)	3.10	3.02	3%	3.09	2.92	6%
Per-Bbl Adjusted Gross Margin for produced-water assets (1)	0.94	0.94	—%	0.94	0.96	(2)%
Adjusted EBITDA	633,752	617,876	3%	1,845,200	1,753,339	5%
Free Cash Flow	397,405	388,394	2%	1,185,197	1,014,887	17%
_________________________________________________________________________________________
(1)Average for period. Calculated as Adjusted Gross Margin for natural-gas assets, crude-oil and NGLs assets, or produced-water assets, divided by the respective total throughput (MMcf or MBbls) attributable to WES for natural-gas assets, crude-oil and NGLs assets, or produced-water assets.

Adjusted Gross Margin. Adjusted Gross Margin decreased by $4.2 million for the three months ended September 30, 2025, primarily due to (i) decreased product recoveries and average prices at the West Texas complex and (ii) decreased throughput at the Powder River Basin complex. These decreases were offset partially by increased throughput at the DJ Basin complex.
Adjusted Gross Margin increased by $106.4 million for the nine months ended September 30, 2025, primarily due to (i) increased throughput at the West Texas and Powder River Basin complexes, (ii) increased throughput and deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system, and (iii) increased throughput at the DBM water systems, partially offset by a change in contract terms effective January 1, 2025. These increases were offset partially by (i) the sale of our interests in the Marcellus Interest systems, Saddlehorn, and Mont Belvieu JV during 2024, and (ii) decreased throughput at the Springfield gas-gathering system and Granger complex.
Per-Mcf Adjusted Gross Margin for natural-gas assets decreased by $0.05 for the three months ended September 30, 2025, primarily due to decreased product recoveries and average prices at the West Texas complex. This decrease was offset partially by higher throughput at the DJ Basin complex, which has a higher-than-average per-Mcf margin as compared to our other natural-gas assets.
Per-Bbl Adjusted Gross Margin for crude-oil and NGLs assets increased by $0.08 for the three months ended September 30, 2025, primarily due to increased deficiency fees on certain contracts with increasing throughput minimums at the DBM oil system.
Per-Bbl Adjusted gross margin for crude-oil and NGLs assets increased by $0.17 for the nine months ended September 30, 2025, primarily due to (i) increased throughput at the DBM oil system, which has a higher-than-average per-Bbl margin as compared to our other crude-oil and NGLs assets, (ii) lower throughput at TEP and FRP, which have a lower-than-average per-Bbl margin as compared to our other crude oil and NGLs assets, and (iii) the sale of our interest in Whitethorn LLC which had a lower-than-average per-Bbl margins as compared to our other crude oil and NGLs assets. These increases were offset partially by decreased revenues associated with demand volumes, partially offset by increased throughput and higher average fees resulting from cost-of-service rate redeterminations effective January 1, 2025, at the DJ Basin oil system.
Per-Bbl Adjusted Gross Margin for produced-water assets decreased by $0.02 for the nine months ended September 30, 2025, primarily due to a change in contract terms effective January 1, 2025.

Adjusted EBITDA. Adjusted EBITDA increased by $15.9 million for the three months ended September 30, 2025, primarily due to (i) a $12.2 million decrease in operation and maintenance expenses and (ii) a $10.2 million increase in total revenues and other. These amounts were offset partially by an $8.5 million increase in cost of product (net of lower of cost or market inventory adjustments).
Adjusted EBITDA increased by $91.9 million for the nine months ended September 30, 2025, primarily due to a $135.2 million increase in total revenues and other. This amount was offset partially by (i) a $15.4 million decrease in distributions from equity investments, (ii) a $14.2 million increase in operation and maintenance expenses, and (iii) a $7.4 million increase in property taxes.

Free Cash Flow. Free Cash Flow increased by $9.0 million for the three months ended September 30, 2025, primarily due to (i) an $8.9 million increase in distributions from equity investments in excess of cumulative earnings and (ii) a $6.2 million increase in net cash provided by operating activities. These amounts were offset partially by a $6.1 million increase in capital expenditures.
Free Cash Flow increased by $170.3 million for the nine months ended September 30, 2025, primarily due to (i) an $89.3 million decrease in capital expenditures and (ii) an $82.6 million increase in net cash provided by operating activities.
See Capital Expenditures and Historical Cash Flow within this Item 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash uses include equity and debt service, operating expenses, acquisitions, and capital expenditures. Our sources of liquidity, as of September 30, 2025, included cash and cash equivalents, cash flows generated from operations, effective borrowing capacity under the RCF, our commercial paper program, and potential issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working-capital requirements and long-term capital-expenditure and debt-service requirements.
The amount of future distributions to unitholders will be determined by the Board on a quarterly basis. We distribute all our available cash, as defined in our partnership agreement, within 55 days following each quarter’s end. The Board declared a cash distribution to unitholders for the third quarter of 2025 of $0.910 per unit, or $379.5 million in the aggregate. The cash distribution is payable on November 14, 2025, to our unitholders of record at the close of business on October 31, 2025. See Note 12—Subsequent Event under Part I, Item 1 of this Form 10-Q.
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

Working capital. Working capital is an indication of liquidity and potential needs for short-term funding. Working capital requirements are driven by changes in accounts receivable and accounts payable and other factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for acquisitions, maintenance, and other capital activities. As of September 30, 2025, we had a $276.6 million working capital surplus, which we define as the amount by which current assets exceed current liabilities. As of September 30, 2025, there was $2.0 billion in effective borrowing capacity under the RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program. See Note 8—Selected Components of Working Capital and Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Acquisitions and capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2025	2024
Acquisitions	$—	$443
Capital expenditures (1)	505,783	595,087
Capital incurred (1)	503,817	623,985
_________________________________________________________________________________________
(1)For the nine months ended September 30, 2025 and 2024, included $6.7 million and $11.1 million, respectively, of capitalized interest.

Capital expenditures decreased by $89.3 million for the nine months ended September 30, 2025, primarily due to decreases of (i) $180.5 million at the West Texas complex, primarily attributable to construction costs incurred in 2024 associated with the North Loving plant that was completed in the first quarter of 2025 and (ii) $21.3 million at the DBM water systems due to decreased construction of certain water-disposal wells, equipment, facilities, and well-connect projects. These decreases were offset partially by increases of (i) $64.5 million at the Powder River Basin complex primarily attributable to an increase in construction of facilities and well-connect projects, (ii) $27.1 million at the DBM oil system related to an increase in pipeline, oil pumping, and electrical distribution projects, and (iii) $16.4 million at the Chipeta complex primarily related to facility upgrades and gathering pipeline construction.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30,
thousands	2025	2024
Net cash provided by (used in):
Operating activities	$1,664,980	$1,582,414
Investing activities	(476,292)	191,153
Financing activities	(2,101,864)	(921,617)
Net increase (decrease) in cash and cash equivalents	$(913,176)	$851,950

Operating activities. Net cash provided by operating activities increased for the nine months ended September 30, 2025, primarily due to higher cash operating income, partially offset by lower distributions from equity-investment earnings and higher interest expense. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2025, primarily included (i) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, Powder River Basin complex, DBM water systems, DBM oil system, DJ Basin complex, and Chipeta complex and (ii) distributions received from equity investments in excess of cumulative earnings.
Net cash provided by investing activities for the nine months ended September 30, 2024, primarily included (i) proceeds related to the sale of several equity investments to third parties, (ii) proceeds related to the sale of our 33.75% interest in the Marcellus Interest systems to a third party, (iii) distributions received from equity investments in excess of cumulative earnings, (iv) capital expenditures, primarily related to expansion, construction, and asset-integrity projects at the West Texas complex, DBM oil system, Powder River Basin complex, DBM water systems, DJ Basin complex, and Chipeta complex, and (v) increases to materials and supplies inventory and other.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2025, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners and (ii) repayment of the total principal amount outstanding of the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 at par value.
Net cash used in financing activities for the nine months ended September 30, 2024, primarily included (i) distributions paid to WES unitholders and noncontrolling interest owners, (ii) net repayments under the commercial paper program, (iii) retiring portions of certain of WES Operating’s senior notes via open-market repurchases, and (iv) proceeds from the 5.450% Senior Notes due 2034 issued in August 2024.

Debt and credit facilities. As of September 30, 2025, (i) the carrying value of outstanding debt was $6.9 billion, (ii) we have $440.5 million of borrowings under the 4.650% Senior Notes due 2026 that are classified as long-term debt on the consolidated balance sheet as WES Operating has the ability and intent to refinance these obligations using long-term debt, and (iii) we have $2.0 billion in effective borrowing capacity under WES Operating’s $2.0 billion RCF. Any outstanding commercial paper borrowings reduce the effective borrowing capacity under the RCF as WES Operating maintains availability under the RCF as support for its commercial paper program.
During the nine months ended September 30, 2025, WES Operating (i) retired the 3.950% Senior Notes due 2025 on the maturity date of June 1, 2025, for $336.8 million and (ii) retired the 3.100% Senior Notes due 2025 on the maturity date of February 3, 2025, for $663.8 million. WES Operating repaid the 3.950% Senior Notes due 2025 and 3.100% Senior Notes due 2025 with cash on hand, including proceeds received from the 2024 public offering of $800.0 million in aggregate principal amount of 5.450% Senior Notes due 2034.
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

Reconciliation of net income (loss). The differences between net income (loss) attributable to WES and WES Operating are reconciled as follows:

	Three Months Ended		Nine Months Ended
thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income (loss) attributable to WES	$339,615	$341,680	$990,302	$1,239,958
Limited partner interest in WES Operating not held by WES (1)	6,941	6,980	20,224	25,350
General and administrative expenses (2)	339	301	452	2,001
Other income (expense), net	(47)	(49)	(142)	(194)
Net income (loss) attributable to WES Operating	$346,848	$348,912	$1,010,836	$1,267,115
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

Reconciliation of net cash provided by (used in) operating and financing activities. The differences between net cash provided by (used in) operating and financing activities for WES and WES Operating are reconciled as follows:

	Nine Months Ended September 30,
thousands	2025	2024
WES net cash provided by operating activities	$1,664,980	$1,582,414
General and administrative expenses (1)	452	2,001
Non-cash equity-based compensation expense	(430)	(435)
Changes in working capital	(21,045)	(26,530)
Other income (expense), net	(142)	(194)
WES Operating net cash provided by operating activities	$1,643,815	$1,557,256

WES net cash provided by (used in) financing activities	$(2,101,864)	$(921,617)
Distributions to WES unitholders (2)	1,051,503	905,155
Distributions to WES from WES Operating (3)	(1,052,451)	(906,294)
Increase (decrease) in outstanding checks	(66)	37
Other	21,648	23,974
WES Operating net cash provided by (used in) financing activities	$(2,081,230)	$(898,745)
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
For the nine months ended September 30, 2025, 98% of our wellhead natural-gas volume (excluding equity investments) and 100% of our crude-oil and produced-water throughput (excluding equity investments) were serviced under fee-based contracts. A 10% increase or decrease in commodity prices would not have a material impact on our operating income (loss), financial condition, or cash flows for the next 12 months, excluding the effect of imbalances.

Interest-rate risk. The Federal Open Market Committee lowered its target range for the federal funds rate three times in 2024, and decreased it once during the nine months ended September 30, 2025. Any future increases in the federal funds rate likely will result in an increase in financing costs. As of September 30, 2025, WES Operating had (i) no outstanding borrowings under the RCF that bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate at WES Operating’s option and (ii) no outstanding commercial paper borrowings. While a 10% change in the applicable benchmark interest rate would not materially impact interest expense on our outstanding borrowings at September 30, 2025, it would impact the fair value of the senior notes.
Additional short-term or variable-rate debt may be issued in the future, either under the RCF or other financing sources, including commercial paper borrowings or debt issuances.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of WES’s general partner and WES Operating GP (for purposes of this Item 9A, “Management”) performed an evaluation of WES’s and WES Operating’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. WES’s and WES Operating’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that WES’s and WES Operating’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in WES’s or WES Operating’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, WES’s or WES Operating’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Solaris Water Midstream, LLC (“Solaris”) and certain affiliates are named defendants in Cause No. 23-05-1085, Stateline Operating, LLC and Stateline Royalties, LP vs. Devon Energy Corporation, Stateline Water, LLC, Devon Energy Production Company, LP, Solaris Water Midstream, LLC, Solaris Midstream DB-TX LLC, and Aris Water Solutions, Inc., in the 143rd District Court, Loving County, Texas, which was filed on May 4, 2023. In this action, Plaintiffs sue Defendants for, among other things, negligence, waste, trespass, and nuisance based on Plaintiffs’ allegations that Defendants’ operations have harmed Plaintiffs’ oil and gas lease through the injection of disposed saltwater. Defendants dispute Plaintiffs’ claims of liability and damages in this matter. Trial is currently scheduled for June 1, 2026.
We have elected to use a $1.0 million threshold for disclosing certain proceedings arising under federal, state, or local environmental laws when a government authority is a party and potential monetary sanctions are involved. We believe proceedings under this threshold are not material to our business and financial proceedings.
Other than the items listed herein, we are not a party to any legal, regulatory, or administrative proceedings other than proceedings arising in the ordinary course of business. Management believes that there are no such proceedings for which a final disposition could have a material adverse effect on results of operations, cash flows, or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factor included below and those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2024, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management.

We may fail to successfully combine our business with the assets and business of Aris, which could have an adverse impact on our future results.

The Aris acquisition closed on October 15, 2025. The integration of these acquired assets involves potential risks, including the failure to realize expected profitability, growth, or accretion; environmental or regulatory compliance matters or liabilities; diversion of management’s attention from our existing business; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
If any of the risks described above or other anticipated or unanticipated liabilities were to materialize, it could have an adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases made by WES of its common units in the open market or in privately negotiated transactions under the 2025 Purchase Program during the third quarter of 2025:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs (1)	Approximate dollar value of units that may yet be purchased under the plans or programs (1)
July 1-31, 2025	—	$—	—	$250,000,000
August 1-31, 2025	—	—	—	250,000,000
September 1-30, 2025	—	—	—	250,000,000
Total	—	—	—
______________________________________________________________________________________
(1)In 2025, the Board authorized WES to buy back up to $250.0 million of our common units through December 31, 2026. See Note 5—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional details.

Item 5. Other Information

Insider Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three months ended September 30, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

	2.	2
Agreement and Plan of Merger, dated as of August 6, 2025, by and among Western Midstream Partners, LP, Arrakis OpCo Merger Sub LLC, Arrakis Holdings Inc., Arrakis Unit Merger Sub LLC, Arrakis Cash Merger Sub LLC, Aris Water Solutions, Inc. and Aris Water Holdings, LLC (incorporated by reference to Exhibit 2.1 to Western Midstream Partners, LP’s Current Report on Form 8-K filed on August 6, 2025, File No. 001-35753).

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

November 4, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

November 4, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Holdings, LLC (as general partner of Western Midstream Partners, LP)

WESTERN MIDSTREAM OPERATING, LP

November 4, 2025
/s/ Oscar K. Brown
Oscar K. Brown President and Chief Executive Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)

November 4, 2025
/s/ Kristen S. Shults
Kristen S. Shults Senior Vice President and Chief Financial Officer Western Midstream Operating GP, LLC (as general partner of Western Midstream Operating, LP)